Form 10-Q
period 2003-06-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2003-08-14
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number

000-50256

HARTMAN COMMERCIAL PROPERTIES REIT

(Exact name of registrant as specified in its charter)

Texas	76-0594970
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1450 W. Sam Houston Parkway N., Suite 100 Houston, Texas 77057
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 467-2222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicated by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Shares of Beneficial Interest outstanding at August 8, 2003 was 4,907,107.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)

Assets

Real estate
Land	$24,044,499	$24,044,499
Buildings and improvements	93,918,553	92,984,637

	117,963,052	117,029,136

Less accumulated depreciation	(9,594,231)	(7,735,355)

Real estate, net	108,368,821	109,293,781

Cash and cash equivalents	1,116,799	6,091,699

Escrows and acquisition deposits	2,253,406	2,891,300

Note receivable	710,329	421,890

Receivables
Accounts receivable, net of allowance for doubtful accounts of $675,000 and $391,500 as of June 30, 2003 and December 31, 2002, respectively	263,566	339,044
Accrued rent receivable	1,928,959	1,700,076
Due from affiliates	3,520,699	2,847,600

Receivables, net	5,713,224	4,886,720

Deferred costs, net	3,011,479	2,918,210

Prepaid expenses and other assets	341,846	95,583

Total assets	$121,515,904	$126,599,183

See notes to consolidated financial statements.

	June 30, 2003	December 31, 2002
	(Unaudited)

Liabilities and Shareholders’ Equity

Current liabilities
Notes payable	$34,668,455	$34,440,000
Note payable to affiliate	—	3,278,000
Accounts payable and accrued expenses	2,058,102	3,308,345
Due to affiliates	906,561	864,487
Tenants’ security deposits	1,107,089	1,117,705
Dividends payable	1,226,777	1,226,777
Other liabilities	1,016,460	1,016,460

Total liabilities	40,983,444	45,251,774

Minority interests of unit holders in Operating Partnership; 4,065,840 and 4,065,840 units at June 30, 2003 and December 31, 2002, respectively	38,277,389	38,598,491

Commitments and Contingencies	—	—

Shareholders’ equity
Preferred shares, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common shares, $0.001 par value per share; 100,000,000 shares authorized; 4,907,107 issued and outstanding at June 30, 2003 and December 31, 2002	4,907	4,907
Additional paid-in capital	45,529,255	45,529,255
Accumulated deficit	(3,279,091)	(2,785,244)

Total shareholders’ equity	42,255,071	42,748,918

Total liabilities and shareholders’ equity	$121,515,904	$126,599,183

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues
Rental income	$4,491,223	$4,229,856	$8,638,068	$8,261,177
Tenants’ reimbursements	827,364	856,476	2,081,988	1,904,979
Interest and other income	167,030	128,128	302,700	167,238

Total revenues	5,485,617	5,214,460	11,022,756	10,333,394

Expenses
Operation and maintenance	700,588	517,908	1,304,380	1,070,947
Interest expense	331,304	322,888	668,823	682,096
Real estate taxes	186,150	647,447	840,232	1,276,048
Insurance	130,802	85,944	240,506	159,648
Electricity, water and gas utilities	200,591	221,365	390,803	355,173
Management and partnership management fees to an affiliate	315,319	300,737	658,128	626,081
General and administrative	338,250	117,416	619,811	266,444
Depreciation	938,865	836,271	1,858,876	1,716,704
Amortization	248,862	125,093	485,672	239,469
Bad debt expense (recoveries)	127,725	(4,250)	284,000	186,200

Total operating expenses	3,518,456	3,170,819	7,351,231	6,578,810

Income before minority interests	1,967,161	2,043,641	3,671,525	3,754,584

Minority interests in Operating Partnership	(917,156)	(943,952)	(1,711,818)	(1,733,626)

Net income	$1,050,005	$1,099,689	$1,959,707	$2,020,958

Net income per common share	$0.214	$0.224	$0.399	$0.412

Weighted-average shares outstanding	4,907,107	4,906,353	4,907,107	4,902,903

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2001	3,239,316	$3,239	$28,867,324	$(1,767,759)	$27,102,804

Issuance of common stock for cash, net of offering costs	16,912	17	154,792	—	154,809

Issuance of common stock to acquire Operating Partnership units	1,067,646	1,068	10,675,392	—	10,676,460

Issuance of common stock in exchange for Operating Partnership units	583,233	583	5,831,747	—	5,832,330

Net income	—	—	—	3,705,118	3,705,118

Dividends	—	—	—	(4,722,603)	(4,722,603)

Balance, December 31, 2002	4,907,107	4,907	45,529,255	(2,785,244)	42,748,918

Net income	—	—	—	1,959,707	1,959,707

Dividends	—	—	—	(2,453,554)	(2,453,554)

Balance, June 30, 2003	4,907,107	$4,907	$45,529,255	$(3,279,091)	$42,255,071

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,959,707	$2,020,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,858,876	1,716,704
Amortization	485,672	239,469
Minority interests in Operating Partnership	1,711,818	1,733,626
Bad debt expense	284,000	186,200
Changes in operating assets and liabilities:
Due from affiliates	(631,025)	627,900
Escrows and acquisition deposits	637,894	(184,477)
Receivables	(439,926)	(312,136)
Deferred costs	(578,941)	(427,108)
Prepaid expenses and other assets	238,597	64,112
Accounts payable and accrued expenses	(1,250,243)	(306,159)
Tenants’ security deposits	(10,616)	58,946

Net cash provided by operating activities	4,265,813	5,418,035

Cash flows used in investing activities:
Additions to real estate	(933,916)	(961,951)

Net cash used in investing activities	(933,916)	(961,951)

Cash flows from financing activities:
Dividends paid	(2,453,554)	(1,736,366)
Distributions paid to OP unit holders	(2,032,920)	(2,051,742)
Proceeds for purchase of nonaccredited investors’ shares	—	358,438
Proceeds from issuance of common shares	—	154,809
Proceeds from notes payable	—	2,885,000
Repayments of notes payable	(3,534,405)	(3,827,341)
Note receivable	(285,918)	—

Net cash used in financing activities	(8,306,797)	(4,217,202)

Net increase (decrease) in cash and cash equivalents	(4,974,900)	238,882

Cash and cash equivalents at beginning of period	6,091,699	203,418

Cash and cash equivalents at end of period	$1,116,799	$442,300

Supplemental disclosure of cash flow information:

Debt assumed in connection with acquisition of properties	$—	$13,295,156
OP units issued in connection with acquisition of properties	$—	$27,757,320
Shares issued in connection with acquisition of properties	$—	$10,676,460

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

Note 1 -                              Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2002 are derived from the audited financial statements of the Company at that date.  The unaudited financial statements at June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) as of June 30, 2003 and results of operations for the three and six month periods ended June 30, 2003 and cash flows for the six month period ended June 30, 2003.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Form 10 registration statement.

Description of business and nature of operations

HCP was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties.  Hartman, HCP’s Chairman of the Board of Trust Managers, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years.  HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP”), which was formed on December 31, 1998 as a Delaware limited partnership.  HCP and the Operating Partnership are collectively referred to herein as the “Company.”  HCP currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2003 and December 31, 2002, HCP owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at June 30, 2003 and December 31, 2002 consist of demand deposits at commercial banks and money market funds.

Investment securities

The Company sold all of its investment securities during the quarter ended June 30, 2003 for an immaterial gain.  The Company classified all investment securities as available-for-sale.  Securities classified as available-for-sale are reported at fair value and unrealized gains and losses are excluded from income and reported separately as a component of other comprehensive income within shareholders’ equity.  Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method.

Due from affiliates

Due from affiliates include amounts owed to the Company from Hartman operated limited partnerships and other entities.

Escrows and acquisition deposits

Escrow deposits include escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, maintenance and capital expenditures.  Acquisition deposits include earnest money deposits on future acquisitions.

Real estate

Real estate properties are recorded at cost, net of accumulated depreciation.  Improvements, major renovations and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized.  Expenditures for repairs and maintenance are charged to operations as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of five to 39 years for the buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the life of the lease.

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of June 30, 2003 and December 31, 2002.

Deferred costs

Deferred costs consist primarily of leasing commissions paid to the Management Company and deferred financing costs.  Leasing commissions are amortized on the straight-line method over the terms of the related lease agreements.  Deferred financing costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method.  Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Offering costs

Offering costs include selling commissions, issuance costs, investor relations fees and common share purchase discounts.  These costs were incurred in the raising of capital through the sale of common shares and are treated as a reduction of shareholders’ equity.

Revenue recognition

All leases on properties held by the Company are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rent receivable.  Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

Federal income taxes

The Company is qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and is therefore not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status.  The Company believes it has continuously met these conditions since reaching 100 shareholders in 1999 (see Note 5).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets and costs, and the estimated allowance for doubtful accounts receivable.  Actual results could differ from those estimates.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments.  Investment securities are carried at fair market value or at amounts which approximate fair market value.  The fair value of the Company’s debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements.

Concentration of risk

Substantially all of the Company’s revenues are obtained from office, office/warehouse and retail locations in the Houston, Texas, metropolitan area.

The Company maintains cash accounts in major financial institutions in the United States.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts occasionally  exceed the federally insured limits, although no losses have been incurred in connection with such cash balances.

Comprehensive income

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” in 1999.  For the periods presented, the Company did not have significant amounts of comprehensive income.

New accounting pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued in June 2001, is effective for years beginning after June 15, 2002, and was adopted by the Company on January 1, 2003.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123,” was issued in December 2002 and is effective for fiscal years beginning after December 15, 2002.  This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation.  It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted this statement effective January 1, 2003 using the prospective method and does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In November 2002, FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics.  The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002.  The Company has adopted the disclosure provisions, and does not expect the full adoption of FIN 45 to have a material impact on the Company’s financial statements.

SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which was issued in May 2003, clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 will not have a material impact on the Company’s financial statements.

Note 2  -                           Real Estate

During the six months ended June 30, 2002, the Company completed a series of transactions to acquire nine commercial real estate properties from affiliated partnerships.  Approximately 837,594 square feet of gross leasable area was acquired for the following consideration:

2,775,732 HCP common shares of beneficial interest and HROP OP units convertible one for one into HCP common shares	$27,757,320

Assumption of mortgage debt	13,295,156

Cash	1,811,398

Other liabilities assumed, net of other assets acquired	1,458,714
$44,322,588

The purchase prices the Company paid for the properties were determined by, among other procedures, estimating the amount and timing of expected cash flows from the acquired properties, discounted at market rates.  This process in general also results in the assessment of fair value for each property.

Purchase price is allocated to any liquid assets acquired based on their current cash values and to any acquired tenant receivables based on their realizable values.  A portion of purchase price is also allocated to lease agreements, if any, whose terms differ from market terms existing at the time of acquisition.  The lease agreements acquired in connection with the property acquisitions described above had terms substantially the same as existing market terms and, consequently, no costs were allocated to in-place leases.

Any purchase price amounts remaining after allocation to other acquired tangible and intangible assets are allocated to individual properties based on their relative estimated fair values.  The Company further allocates cost between land and buildings based on assessments of the estimated fair values of land.  In general, the Company relies primarily on property tax assessments and other indications of land value.  Based on this information, the Company allocated $8,665,897 and $35,656,691 of the purchase prices to land and buildings, respectively.

At June 30, 2003 and December 31, 2002, the Company owned and operated 32 commercial properties in the Houston, Texas area comprising approximately 2,349,000 square feet of gross leasable area.

Note 3  -                           Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	June 30, 2003	December 31, 2002

Mortgages and other notes payable	$34,440,000	$34,440,000
Insurance premium finance note	228,455	—

Total	$34,668,455	$34,400,000

In December 2002, the Company refinanced substantially all of its mortgage debt with a three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006.  The loan bears interest at 2.5% over a LIBOR rate (3.82% and 3.92% at June 30, 2003 and December 31, 2002, respectively) and has a two-year extension option.  Interest only payments are due monthly for the first 30 month period after the origination date, after which, the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.  The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing.  The security documents related to the mortgage loan contain a covenant which requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations.

The Company financed its comprehensive insurance premium with a note in the amount of  $484,860 payable with an initial payment of $119,332 followed by eight equal monthly installments of $45,691, which include interest at 4.5%.  The note is secured by unearned insurance premiums and will be paid in full in November 2003.

The Company also has available a $2,000,000 revolving line of credit maturing in July 2004 from a bank.  The revolver note bears interest at the bank’s prime rate and is secured by our Bellnot Square property.  No amounts were outstanding on the line of credit at June 30, 2003 or December 31, 2002.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan will be secured by currently owned, unencumbered properties and by properties acquired with the proceeds drawn from the facility.  As of June 30, 2003, the Company had not borrowed any amounts under this credit facility.  The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

Note Payable to Affiliate

In November 2002, the Company issued a $3,278,000 note payable bearing interest at 4.25% per annum to Houston R.E. Income Properties XVI, Ltd., a related party operated by Hartman.  The note was secured by property and due upon demand with interest only payments due monthly.  The note was repaid in the second quarter of 2003.

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $343,931 and $329,030 for the three months ended June 30, 2003 and 2002, respectively, and $703,588 and $685,895 for the six months ended June 30, 2003 and 2002, respectively.

Note 4  -                           Earnings Per Share

Basic earnings per share is computed using net income to common shareholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflects common shares issuable from the assumed conversion of OP units convertible into common shares.  Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.  Accordingly, because conversion of OP units into common shares is antidilutive, no OP units were included in the diluted earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic and diluted earnings per share
Weighted average common shares outstanding	4,907,107	4,906,353	4,907,107	4,902,903

Basic and diluted earnings per share	$0.214	$0.224	$0.399	$0.412

Net income	$1,050,005	$1,099,689	$1,959,707	$2,020,958

Note 5  -                           Federal Income Taxes

Federal income taxes are not provided because the Company intends to and believes it qualifies as a REIT under the provisions of the Internal Revenue Code.  Shareholders of the Company include their proportionate taxable income in their individual tax returns.  As a REIT, the Company must distribute at least 90% of its ordinary taxable income to its shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the year ended December 31, 2002:

2002

Ordinary income (unaudited)	85.1%
Return of capital (unaudited)	14.9%
Capital gain distributions (unaudited)	0%

Total	100%

Note 6  -                           Related-Party Transactions

In January 1999, the Company entered into a property management agreement with the Management Company.  In consideration for supervising the management and performing various day-to-day affairs, the Company pays the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined.  The Company incurred total management and partnership fees of $315,319 and $300,737 for the three months ended June 30, 2003 and 2002, respectively, and $658,128 and $626,081 for the six months ended June 30, 2003 and 2002, respectively.  Such fees in the amounts of $102,663 and $81,094 were payable at June 30, 2003 and December 31, 2002, respectively.

During April 2003, the Company amended certain terms of its Declaration of Trust.  Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter.  Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in management fees.

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company.  At June 30, 2003 and December 31, 2002, $303,899 and $382,231, respectively, were payable to the Management Company related to these reimbursable costs.

In consideration of managing and leasing the properties, the Company also pays the Management Company leasing commissions of 6% for leases originated by the Management Company and 4% for expansions and renewals of existing leases based on Effective Gross Revenues from the properties.  The Company incurred total leasing commissions to the Management Company of $312,407 and $132,255 for the three months ended June 30, 2003 and 2002, respectively, and $553,939 and $427,101 for the six months ended June 30, 2003 and 2002, respectively.  At June 30, 2003 and December 31, 2002, $299,584 and $200,747, respectively, were payable to the Management Company relating to leasing commissions.

Also, the Company paid the Management Company a fee of up to 2% of the gross selling price of all common shares sold in consideration of offering services performed by the Management Company.  The Company incurred total fees of $0 and  $309 for the three months ended June 30, 2003 and 2002, respectively, and $0 and $3,259 for the six months ended June 30, 2003 and 2002, respectively.  Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

The Management Company also receives acquisition fees equal to 4% of the gross selling price of all common shares sold as a reimbursement of expenses incurred in identifying reviewing, and acquiring properties for the Company.  The Company incurred total fees of   $0 and $619 for the three months ended June 30, 2003 and 2002, respectively, and $0 and $6,765 for the six months ended June 30, 2003 and 2002, respectively.  Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

The Management Company paid $21,150 and  $19,792 to the Company for office space during the three months ended June 30, 2003 and 2002, respectively, and $40,942 and $39,584 for the six months ended June 30, 2003 and 2002, respectively.  Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company.  At June 30, 2003 and December 31, 2002, $200,415 was payable to the Management Company related to these liabilities.

The Company’s day-to-day operations are strategically directed by the Board of Trust Managers and implemented through the Management Company.  Hartman is the Company’s Board Chairman and sole owner of the Management Company.  Hartman was owed $41,666 in dividends payable on his common shares at June 30, 2003 and December 31, 2002, respectively.  Hartman owned 3.4% of the issued and outstanding common shares of the Company as of  June 30, 2003 and December 31, 2002, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 3 and 7.

Note 7  -                           Shareholders’ Equity

The Charter and Bylaws of the Company authorize the Company to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share.  The Company commenced a private offering (the “Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Offering of $25,000,000.  The Company intended that the Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.  The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available.  The Offering was directed solely to “accredited investors” as such term is defined in Regulation D.  Pursuant to the Offering, the Company sold  for cash or issued in exchange for property or OP Units, 4,907,107 shares as of June 30, 2003 and December 31, 2002, respectively.  HCP conducts substantially all of its operations through the Operating Partnership.  All net proceeds of the Offering were contributed by HCP to the Operating Partnership in exchange for OP Units.  The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes.  HCP received one OP Unit for each $10 contributed to the Operating Partnership.  OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares which were being sold in the Offering for $10 per common share.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share.  Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of June 30, 2003 and December 31, 2002, there were 8,719,906 OP Units outstanding, respectively.  HCP owned 4,654,066 Units as of June 30, 2003 and December 31, 2002, respectively.  HCP’s weighted-average share ownership in the Operating Partnership was approximately 53.37% and 53.83% during the three months ended June 30, 2003 and 2002, respectively, and 53.37% and 53.82% for the six months ended June 30, 2003 and 2002, respectively.

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units related to the six months and year ended June 30, 2003 and December 31, 2002.

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

0.2250	5/15/02	$1,102,340
0.2375	8/15/02	1,166,709
0.2500	11/15/02	1,226,777
0.2500	2/15/03	1,226,777
0.0833	4/15/03	408,762
0.0833	5/15/03	408,762
0.0834	6/15/03	409,253
0.0833	7/15/03	408,762
0.0833	8/15/03	408,762
0.0834	9/15/03	409,253

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

0.2250	5/15/02	$1,942,412
0.2375	8/15/02	2,053,866
0.2500	11/15/02	2,161,143
0.2500	2/15/03	2,179,976
0.0833	4/15/03	726,368
0.0833	5/15/03	726,368
0.0834	6/15/03	727,240
0.0833	7/15/03	726,368
0.0833	8/15/03	726,368
0.0834	9/15/03	727,240

Note 8 -                              Commitments and Contingencies

The Company is a participant in various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 9 -                              Segment Information

The operating segments presented are the segments of the Company for which separate financial information is available, and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.  The Company evaluated the performance of its operating segments based on net operating income that is defined as total revenues less operating expenses and ad valorem taxes.  Management does not consider gains or losses from the sale of property in evaluating ongoing operating performance.

The retail segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in the Houston, Texas metropolitan area.  The customer base includes supermarkets and other retailers who generally sell basic necessity-type commodities.  The office/warehouse segment is engaged in the acquisition, development and management of office and warehouse centers located in the Houston, Texas metropolitan area and has a diverse customer base.  The office segment is engaged in the acquisition, development and management of commercial office space.  Included in “Other” are corporate related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning the Company’s reportable segments for the three months ended June 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2003
Revenues	$2,781,920	$2,122,155	$391,105	$190,437	$5,485,617
Net operating income	1,878,321	1,547,740	215,968	182,413	3,824,442
Total assets	54,209,381	50,510,614	7,516,929	9,278,980	121,515,904

Capital expenditures	260,755	129,637	6,137	—	396,529

2002
Revenues	$2,756,395	$2,026,328	$377,037	$54,700	$5,214,460
Net operating income	1,875,017	1,343,987	186,605	39,700	3,445,309
Total assets	53,961,011	50,618,346	7,708,000	2,086,987	114,374,344

Capital expenditures	235,993	217,625	82,688	—	536,306

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the three months ended June 30 as follows:

	2003	2002

Total segment operating income	$3,824,442	$3,445,309
Less:
Depreciation and amortization	1,187,727	961,364
Interest	331,304	322,888
General and administrative	338,250	117,416

Income before minority interests	1,967,161	2,043,641

Minority interests in Operating Partnership	(917,156)	(943,952)

Net income	$1,050,005	$1,099,689

Information concerning the Company’s reportable segments for the six months ended June 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2003
Revenues	$5,681,028	$4,307,748	$797,079	$236,901	$11,022,756
Net operating income	3,718,356	2,928,978	439,086	218,287	7,304,707
Total assets	54,209,381	50,510,614	7,516,929	9,278,980	121,515,904

Capital expenditures	648,633	273,971	11,312	—	933,916

2002
Revenues	$5,468,456	$4,031,401	$770,616	$62,921	$10,333,394
Net operating income	3,644,248	2,594,590	372,638	47,821	6,659,297
Total assets	53,961,011	50,618,346	7,708,000	2,086,987	114,374,344

Capital expenditures	16,458,384	28,704,340	118,567	—	45,281,291

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the six months ended June 30 as follows:

	2003	2002

Total segment operating income	$7,304,707	$6,659,297
Less:
Depreciation and amortization	2,344,548	1,956,173
Interest	668,823	682,096
General and administrative	619,811	266,444

Income before minority interests	3,671,525	3,754,584

Minority interests in Operating Partnership	(1,711,818)	(1,733,626)

Net income	$1,959,707	$2,020,958

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes thereto included in this report.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the consolidated financial statements included in this report.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are forward-looking statements.  These statements can be identified by the use of forward-looking terminology, including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information.  We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in anticipating or predicting certain important factors.  Such factors are discussed in “Risks Related to our Business” in our Registration Statement on Form 10, filed with the Securities and Exchange Commission.  We disclaim any intention or obligation to revise any forward-looking statements, including financial estimates, whether as a result of new information, future events or otherwise.

Overview

We own 32 commercial properties, consisting of 17 retail centers, 12 office/warehouse properties and three office buildings.  All of our properties are located in the Houston, Texas metropolitan area.  As of June 30, 2003, we had 614 total tenants.  No individual lease or tenant is material to our business.  Revenues from our largest lease constituted 2.16% of our total revenues for the six months ended June 30, 2003.  Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We have no employees and we do not manage our properties.  Our properties and day-to-day operations are managed by the Management Company under a management agreement.  Under this agreement, we pay the Management Company the following amounts:

•                  a management fee of 5% of our “Effective Gross Revenues” to manage our properties;

•                  a leasing fee of 6% of the Effective Gross Revenues from leases originated by the Management Company and a fee of 4% of the Effective Gross Revenues from expansions or renewals of existing leases;

•                  an administrative fee of 1% of our Effective Gross Revenues for day-to-day supervisory and general administration services; and

•                  the reimbursement of all reasonable and necessary expenses incurred or funds advanced in connection with the management and operation of our properties, including expenses and costs relating to maintenance and construction personnel incurred on behalf of our properties; provided, however, that we will not reimburse the Management Company for its overhead, including salaries and expenses of centralized employees other than salaries of certain maintenance and construction personnel.

Our management agreement defines “Effective Gross Revenues” as all payments actually collected from tenants and occupants of our properties, exclusive of:

•                  security payments and deposits (unless and until such deposits have been applied to the payment of current or past due rent); and

•                  payments received from tenants in reimbursement of the expense of repairing damage caused by tenants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  You should read Note 1, Summary of Significant Accounting Policies, to our financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations.  As of June 30, 2003 and December 31, 2002, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, our consolidated financial statements include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

Real Estate.  We record real estate properties at cost, net of accumulated depreciation.  We capitalize improvements, major renovations and certain costs directly related to the acquisition, improvement and leasing of real estate.  We charge expenditures for repairs and maintenance to operations as they are incurred.  We calculate depreciation using the straight-line method over the estimated useful lives of 5 to 39 years of our buildings and improvements.  We depreciate tenant improvements using the straight-line method over the life of the lease.

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value.  We have determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2003 and December 31, 2002.

Revenue Recognition.  All leases on properties we hold are classified as operating leases, and we recognize the related rental income on a straight-line basis over the terms of the related leases.  We capitalize or charge to accrued rent receivable, as applicable, differences between rental income earned and amounts due per the respective lease agreements.  Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We provide an allowance for doubtful accounts against the portion of tenant accounts receivable which we estimate to be uncollectible.

Liquidity and Capital Resources

General.  During the year ended December 31, 2002 and the six-month period ended June 30, 2003, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly distributions.  We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space.  We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.  We also believe that our properties are adequately covered by insurance.

Cash and Cash Equivalents.  We had cash and cash equivalents of $1,116,799 on June 30, 2003 as compared to $6,091,699 on December 31, 2002 for operations and to purchase marketable securities.  The decrease resulted primarily from use of excess loan proceeds from refinancing our debt in December 2002.  We used approximately $3,300,000 of the loan proceeds to repay debt and the remainder to pay accrued real estate taxes and other operating expenses.  We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.  We expect our overall holdings of cash and cash equivalents to eventually decrease as we acquire additional properties with such proceeds.

In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation.  The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties.  We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place.  We may prepay the loan after July 1, 2005 without penalty.  We must pay a prepayment fee equal to one percent of the outstanding principal balance under the facility if we prepay the note prior to July 1, 2005.  As of June 30, 2003, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility.  During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5%, adjusted monthly.  The interest rate was 3.82% as of June 30, 2003.  We are not required to make any principal payments prior to the loan’s maturity.  The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period.  In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

In addition, Hartman REIT Operating Partnership II, L.P. entered into certain covenants pursuant to the credit facility which, among other things, require it to maintain specified levels of insurance and use the properties securing the note only for retail, light industrial, office, warehouse and commercial office uses.  The facility also limits, without the approval of the lender, this wholly-owned subsidiary’s ability to:

•                  acquire additional material assets;

•                  merge or consolidate with any other entity;

•                  engage in any other business or activity other than the ownership, operation and maintenance of the properties securing the note;

•                  make certain investments;

•                  incur, assume or guarantee additional indebtedness;

•                  grant certain liens; and

•                  loan money to others.

The security documents related to the note contain a covenant which requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations.  The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults.  These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of our 14 properties which do not secure this debt.

Upon the closing of this financing, we repaid approximately $24,800,000 of existing debt, placed approximately $2,800,000 in escrows established at the closing for taxes, insurance, agreed capital improvement and other uses required by the lender and paid fees and expenses of approximately $600,000 incurred in connection with the credit facility.  The remaining proceeds, approximately $6,200,000, were available for general working capital purposes.  We used the loan proceeds to repay debt and the remainder to pay accrued real estate taxes and other operating expenses.

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan will be secured by unencumbered properties currently directly owned by the Operating Partnership as well as those to be acquired with the proceeds drawn from the facility and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the acquired properties, all deposits, bank accounts, instruments arising in virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the acquired properties and all leases, rents, royalties and profits or other benefits of the acquired properties.  As of August 14, 2003, we have not borrowed any amounts under this credit facility.  We are required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

In addition, the Operating Partnership entered into certain covenants pursuant to the loan agreement which, among other things, require it to maintain specified levels of insurance.  The facility also limits, among other things, the Operating Partnership’s ability to, without the approval of the lender:

•                  declare or pay any distribution during the continuance of a default or event of default;

•                  acquire, consolidate with or merge into any other entity;

•                  permit a material change in the management group;

•                  engage in any other business or activity other than the ownership, operation and maintenance of the properties securing the note;

•                  change the general character of its business;

•                  materially change accounting practices, methods or standards;

•                  sell, lease, transfer, convey or otherwise dispose of a material part of its assets other than in the ordinary course of business;

•                  form any new subsidiary or acquire all of the assets of a third party;

•                  permit the combined occupancy of the properties securing the loan to be less than 86%;

•                  make certain investments;

•                  incur, assume, guarantee or alter the terms of certain additional indebtedness;

•                  grant certain liens; and

•                  loan money to others.

The loan agreement and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults, environmental defaults, material uninsured judgment defaults and defaults for breaches of covenant or representations.

In August 2002, we entered into $2,000,000 line of credit with First Bank & Trust.  We may only use this line of credit in connection with acquisitions to purchase interests held by investors who do not qualify as “accredited investors” under the Securities Act of 1933 and the rules and regulations promulgated thereunder.  As of December 31, 2002, there were no amounts outstanding under this line of credit.  This line of credit is secured by our Bellnot Square property.  In the event we borrow amounts under this line of credit, such amounts will accrue interest at a rate equal to the lender’s prime rate.  This line of credit terminates on July 31, 2004, unless the lender elects to extend the term of the line for additional one year periods.  This line of credit contains customary covenants and events of default.

In November 2002, we borrowed $3,278,000 from Houston R.E. Income Properties XVI, L.P.  This debt was evidenced by a promissory note and accrued interest at a rate of 4.25%.  The note was secured by our Corporate Park Northwest property and was payable at any time upon the demand of Houston XVI.  We used these borrowed funds to repay existing debt.  Mr. Hartman controls the general partner of Houston XVI.  We were only required to make monthly interest payments under the note.  This note was repaid in full in the second quarter of 2003.

Our Private Placement.

We sold common shares between May, 1999 and December, 2000 in a private placement.  As a result of this private placement, we received subscriptions to purchase 2,481,745 common shares at a price of $10 per share, resulting in aggregate proceeds of $24,817,451.  Although we closed this offering in December 2000, we received approximately $7,454,000 in gross proceeds in 2001 and approximately $169,000 in gross proceeds in 2002 in accordance with subscription agreements executed prior to December 2000.

After accounting for volume discounts offered to investors, we paid $476,175 in selling commissions to broker-dealers and $438,027 to the Management Company for advisory and management services provided in connection with the private placement and for the reimbursement of offering and organizational fees and expenses paid by the Management Company on our behalf.  We transferred $23,546,034 of net proceeds to the Operating Partnership as capital contributions and received an aggregate of 2,354,603.4 OP Units therefor.

We used proceeds of the private placement to pay down amounts owed under our then-existing line of credit, to acquire four properties and for general working capital purposes.  In addition to the amount we paid to the Management Company for its services in connection with the private placement, we also paid $992,698 to the Management Company for services the Management Company provided, and to reimburse the Management Company for expenses incurred, in connection with locating, evaluating and completing property acquisitions.

Capital Expenditures.  We currently do not expect to make significant capital expenditures or any significant improvements to any of our properties during the next 12 months.  However, we may have unexpected capital expenditures or improvements on our existing assets.  Additionally, we may incur significant capital expenditures or make significant improvements in connection with any properties we may acquire.

Total Contractual Cash Obligations.  A summary of our contractual cash obligations, as of June 30, 2003 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Long-Term Debt Obligations	$34,668,455	$228,455	$34,440,000	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$34,668,455	$228,455	$34,440,000	—	—

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions.  We acquired ten properties from five entities operated by Mr. Hartman during 2002.  We acquired four of these properties by merging the selling entities with and into either HCP or the Operating Partnership.  In these mergers we issued common shares or OP Units, as applicable, to equity holders in the selling entities who were accredited investors and paid cash for equity interests held by non-accredited investors.  For all ten properties, we issued 1,650,891 common shares, 2,851,066 OP Units (including 1,067,657 issued to HCP), assumed mortgage debt and other liabilities aggregating $15,053,870 and paid approximately $1,811,398 to purchase interests held by non-accredited investors in connection with these mergers.

Common Share Distributions.  We declared the following distributions to our shareholders during 2002 and 2003:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
February 2002	$687,544	$0.2125
May 2002	1,102,340	0.2250
August 2002	1,166,709	0.2375
November 2002	1,226,777	0.2500
February 2003	1,226,777	0.2500
April 2003	408,762	0.0833
May 2003	408,762	0.0833
June 2003	409,253	0.0834
July 2003	408,762	0.0833
August 2003	408,762	0.0833
September 2003	409,253	0.0834
Average Per Quarter		$0.2393

The following sets forth the tax status of the amounts we distributed to shareholders during 1999 through 2002:

Tax Status	2002	2001	2000	1999
Ordinary income	85.1%	70.5%	75.9%	100%
Return of capital	14.9%	29.5%	24.1%	—
Capital gain	—	—	—	—
Total	100%	100%	100%	100%

OP Unit Distributions.  The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, during 2001, 2002 and 2003:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
February 2002	$1,242,869	$0.2125
May 2002	1,942,412	0.2250
August 2002	2,053,866	0.2375
November 2002	2,161,143	0.2500
February 2003	2,179,976	0.2500
April 2003	726,368	0.0833
May 2003	726,368	0.0833
June 2003	727,240	0.0834
July 2003	726,368	0.0833
August 2003	726,368	0.0833
September 2003	727,240	0.0834
Average Per Quarter		$0.2393

Results of Operations

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

General.

The following table provides a general comparison of our results of operations for the quarters ended June 30, 2002 and June 30, 2003:

	June 30, 2002	June 30, 2003
Number of properties owned and operated	32	32
Aggregate gross leasable area (sq. ft.)	2,348,862	2,348,862
Occupancy rate	93%	89%
Total revenues	$5,214,460	$5,485,617
Total operating expenses	$3,170,819	$3,518,456
Income before minority interest	$2,043,641	$1,967,161
Minority Interest in the Operating Partnership	$(943,952)	$(917,156)
Net income	$1,099,689	$1,050,005

Revenues.

We had rental income and tenant reimbursements of $5,485,617 for the three months ended June 30, 2003, as compared to revenues of $5,214,460 for the three months ended June 30, 2002, an increase of $271,157, or 5%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues during the second quarter of 2003 as compared to the second quarter of 2002 was due primarily to an increase in the amount of rent charged at some locations.  Our occupancy rate at June 30, 2003 was 89%, as compared to 93% at June 30, 2002 and our average annualized revenue was $9.34 per square foot in the second quarter of 2003, as compared to an average annualized revenue of $8.88 per square foot in the second quarter of 2002.

We had interest and other income of $167,030 for the three months ended June 30, 2003, as compared to $128,128 for the three months ended June 30, 2002, an increase of $38,902, or 30%.  We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments.  In 2003, we had proceeds from the loan refinancing we completed in December, 2002 that earned interest.  The increase in interest and other income during the second quarter of 2003 as compared to 2002 resulted primarily from earnings on loan proceeds invested and increases in non-rent income such as late fees and deposit forfeitures.  We expect the percentage of our total revenues from interest income from investments in money market accounts or other short term, highly liquid investments to return to 2002 levels or decrease as we invest cash holdings in properties or repay debt.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $3,518,456 for the three months ended June 30, 2003, as compared to $3,170,819 for the three months ended June 30, 2002, an increase of $347,637, or 11%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the second quarter of 2003 was a result of increased maintenance, insurance, general and administrative and depreciation and amortization expenses.  This increase was partially offset by a decrease in real estate tax expense.  We settled several property tax disputes during the second quarter of 2003 which resulted in a $415,000 reduction of accrued property taxes as of December 31, 2002.  We accrued $138,000 in legal fees and $95,000 in possible tenant reimbursement reductions related to the settlements for a net positive impact of $182,000 on income before minority interests for the second quarter of 2003.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our increased revenues in the second quarter of  2003, management fees were $315,319 in the second quarter of  2003, as compared to $300,737 in the second quarter of  2002, an increase of $14,582, or 5%.  Our interest expense increased by $8,416, or 3%, in the second quarter of 2003 as compared to the second quarter of 2002.  Although our average outstanding debt increased from $27,710,984 in the second quarter of 2002 compared to $37,992,146 in the second quarter of 2003, the average interest rate associated with this debt decreased from 4.65% in the second quarter of 2002 to 3.83% in the second quarter of 2003.  Finally, general and administrative expenses increased $220,834, or 188%, in the second quarter of 2003 as compared to the second quarter of 2002 primarily as the result of an increase in professional fees.

Net Income.

Income provided by operating activities before minority interest was $1,967,161 for the quarter ended June 30, 2003, as compared to $2,043,641 for the quarter ended June 30, 2002, a decrease of $76,480, or 4%.  Net income provided by operating activities for the quarter ended June 30, 2003 was $1,050,005, as compared to $1,099,689 for the quarter ended June 30, 2002, a decrease of $49,684, or 5%.

Six Months Ended June 30, 2003 Compared to Six Months June 30, 2002

General.

The following table provides a general comparison of our results of operations for the six months ended June 30, 2002 and June 30, 2003:

	June 30, 2002	June 30, 2003
Number of properties owned and operated	32	32
Aggregate gross leasable area (sq. ft.)	2,348,862	2,348,862
Occupancy rate	93%	89%
Total Revenues	$10,333,394	$11,022,756
Total Operating Expenses	$6,578,810	$7,351,231
Income before Minority Interest	$3,754,584	$3,671,525
Minority Interest in the Operating Partnership	$(1,733,626)	$(1,711,818)
Net Income	$2,020,958	$1,959,707

Revenues.

We had rental income and tenant reimbursements of $11,022,756 for the six months ended June 30, 2003, as compared to revenues of $10,333,394 for the six months ended June 30, 2002, an increase of $689,362, or 7%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was due primarily an increase in the amount of rent charged at some locations.  Our occupancy rate at June 30, 2003 was 89%, as compared to 93% at June 30, 2002, and our average annualized revenue was $9.39 per square foot for the six months ended June 30, 2003, as compared to an average annualized revenue of $8.80 per square foot for the six months ended June 30, 2002.

We had interest and other income of $302,700 for the six months ended June 30, 2003, as compared to $167,238 for the six months ended June 30, 2002, an increase of $135,462, or 81%.  We hold all revenues and proceeds we receive from offerings in money market accounts and other short-term, highly liquid investments.  In 2003, we had proceeds from the loan refinancing we completed in December, 2002 that earned interest.  The increase in interest and other income for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 resulted primarily from earnings on loan proceeds invested and increases in non-rent income such as late fees and deposit forfeitures.  We expect the percentage of our total revenues from interest income from investments in money market accounts or other short term, highly liquid investments to return to 2002 levels or decrease as we invest cash holdings in properties.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $7,351,231 for the six months ended June 30, 2003, as compared to $6,578,810 for the six months ended June 30, 2002, an increase of $772,421, or 12%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the six months ended June 30, 2003 was a result of increased maintenance, insurance, general and administrative and depreciation and amortization expenses.  Real estate taxes decreased significantly for the period because we settled several lawsuits against an appraisal district which resulted in a reduction of previously accrued property taxes.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our increased revenues for the six months ended June 30, 2003, management fees were $658,128 for the six months ended June 30, 2003, as compared to $626,081 for the six months ended June 30, 2002, an increase of $32,047, or 5%.  Our interest expense decreased by $13,273, or 2%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  Although our average outstanding debt increased from $27,674,736 for the six months ended June 30, 2002 compared to $37,855,073 for the six months ended June 30, 2003, the average interest rate associated with this debt decreased from 4.40% for the six months ended June 30, 2002 to 3.84% for the six months ended June 30, 2003.  Finally, general and administrative expenses increased $353,367, or 133%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002  primarily as the result of an increase in professional fees.

Net Income.

Income provided by operating activities before minority interest was $3,671,525 for the six months ended June 30, 2003, as compared to $3,754,584 for the six months ended June 30, 2002, a decrease of $83,059, or 2%.  Net income provided by operating activities for the six months ended June 30, 2003 was $1,959,707, as compared to $2,020,958 for the six months ended June 30, 2002, a decrease of $61,251, or 3%.

Taxes

We elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 1999.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We believe that we are organized and operate in such a manner as to qualify to be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

Inflation

We anticipate that our leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation.  In addition, many of our leases are for terms of less than five years, which allows us to adjust rental rates to reflect inflation and other changing market conditions when the leases expire.  Consequently, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results.

Environmental Matters

Our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which our operations are conducted.  From our inception, we have incurred no significant environmental costs, accrued liabilities or expenditures to mitigate or eliminate future environmental contamination.

Recent Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, was issued.  This statement requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value.  The accounting for change in fair value of a derivative depends upon its intended use.  We adopted the provisions of this statement effective January 1, 2001, and we believe that this statement did not have any material impact on our financial statements.

SFAS No. 141, “Business Combinations,” which became effective on July 1, 2001, prohibits pooling-of-interests accounting for acquisitions.  The adoption of SFAS 141 did not have a material impact on our financial statements.

SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective on January 1, 2002, specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The effect of adopting SFAS No. 142 did not have a material impact on our financial statements.

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was issued in June 2001 and is effective for years beginning after June 15, 2002.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of SFAS No. 143 will not have a material impact on our financial statements.

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was issued in August 2001.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion).  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of SFAS No. 144 did not have a material impact on our financial statements.

On April 30, 2002, we adopted SFAS No. 145, “Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections,” which was issued in April 2002. The purpose of this statement is to update, clarify and simplify existing accounting standards.  The effect of adopting SFAS No. 145 did not have a material impact on our financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” which was issued in December 2002, is effective for fiscal years beginning after December 15, 2002.  This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation.  It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted this statement effective January 1, 2003 using the prospective method, and we do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In November 2002, FASB issued Interpretation No.(“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics.  The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002.  We have adopted the disclosure provisions, and we do not expect the full adoption of FIN 45 to have a material impact on our financial statements.

SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which was issued in May 2003, clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 will not have a material impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  We will be exposed to changes in interest rates as a result of our credit facility which has a floating interest rate.  As of June 30, 2003, we had $34,440,000 of indebtedness outstanding under this facility.  The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $344,400 annually.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business.  Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

In April 2003, our shareholders approved an Amended and Restated Declaration of Trust.  As a result of the amendment to our Declaration of Trust, the rights of the holders of common shares of beneficial interest in HCP have been modified.  The purpose for this amendment was to bring our Declaration of Trust in compliance with the guidelines set forth in the Statement of Policy Regarding Real Estate Programs of the North American Securities Administrators Association, Inc. as well as similar policy statements incorporated in the securities laws of individual states.  As a result of the amendment and restatement of our Declaration of Trust, among other things:

•                  a majority of our board of trust managers must be independent trust managers;

•                  the independent trust managers have specific authority and responsibility over the approval and monitoring of any transactions or relationships between us and other affiliates of Hartman, as well as any other “conflict of interest” transactions;

•                  our board of trust managers must have a minimum of three members;

•                  our trust managers may be removed by a majority of our outstanding common shares;

•                  we will need to obtain shareholder approval to change our investment policies and certain restrictions on our operations;

•                  shareholders received greater voting right in relation to amendments of our Declaration of Trust;

•                  we have established limits on the amount of fees we are allowed to pay the management company, the term of any management agreement and the termination rights related to any management agreement;

•                  our independent trust managers must periodically monitor and review the our management company’s performance; and

•                  shareholders have certain additional approval rights related to mergers and acquisitions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting on April 11, 2003 at our offices at 1450 West Sam Houston Parkway N., Suite 100, Houston, Texas 77043.  The annual meeting was held to elect all of the members of our board of trust managers and to consider and vote on an Amended and Restated Declaration of Trust.

At the meeting, our shareholders elected Allen R. Hartman, Robert W. Engel, Sam Hathorn, Jack L. Mahaffey, Chris A. Minton, Chand Vyas and Allen Cecil to our board of trust managers.  We had no other trust managers whose term of office continued after the meeting.  The shareholders elected each individual nominee as follows:

Name	Votes For	Votes Against	Abstaining Votes
Allen R. Hartman	3,590,416	11,103	12,501
Robert W. Engel	3,590,416	11,103	12,501
Sam Hathorn	3,590,417	11,103	12,501
Jack L. Mahaffey	3,590,417	11,103	12,501
Chris A. Minton	3,590,417	11,103	12,501
Allen Cecil	3,590,417	11,103	12,501
Chand Vyas	3,535,417	11,103	67,501

The shareholders also voted to approve an Amended and Restated Declaration of Trust.  Regarding the vote on this matter, 3,540,156 shares voted in favor of the proposal, 51,156 voted against the proposal and 41,130 shares abstained from voting on the matter.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be “filed” under the Securities and Exchange Act of 1934.

32.2*

Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be “filed” under the Securities and Exchange Act of 1934.

*Filed herewith

(b)                                 Reports on Form 8-K

On August 6, 2003, Hartman Commercial Properties REIT filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hartman Commercial Properties REIT
(Registrant)

Date: August 13, 2003	By:
/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer