Form 10-Q/A
period 2003-06-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2003-09-24
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The Company allocates the purchase price of real estate to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, generally consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on management’s estimates of their fair values.

Management estimates the fair value of acquired tangible assets by valuing the acquired property as if it were vacant. The “as-if-vacant” value (limited to the purchase price) is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets.

Above-market and below-market in-place lease values for owned properties is recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which generally range from four to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The value of in-place leases, if any, is amortized to expense over the remaining initial term of the respective leases, which, for leases with allocated intangible value, are expected to range generally from five to 10 years. The value of customer relationship intangibles is amortized to expense over the remaining initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

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

In December 2002, the Company refinanced substantially all of its mortgage debt with a three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006.  The loan bears interest at 2.5% over a LIBOR rate (3.82% and 3.92% at June 30, 2003 and December 31, 2002, respectively) and has a two-year extension option.  Interest only payments are due monthly for the first 30 month period after the origination date, after which, the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.  The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing.  The security documents related to the mortgage loan contain a covenant which requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations.  This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

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

Purchase Price Allocation.  We record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because most of our leases are relatively short term, have inflation or other scheduled rent escalations, and cover periods during which there have been few, and generally insignificant, pricing changes in the specific properties’ markets, the properties we have acquired have not been subject to leases with terms materially different than then-existing market-level terms.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to primarily range from four to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases, if any, to expense over the remaining initial terms of the respective leases, which, for leases with allocated intangible value, we expect to range generally from five to 10 years. The value of customer relationship intangibles is amortized to expense over the remaining initial terms and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

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

•                  grant certain liens; and

•                  loan money to others.

The security documents related to the note contain a covenant which requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations.  We believe that this covenant and the other restrictions provided for in our credit facility will not affect or limit Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to us.  The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults.  These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of our 14 properties which do not secure this debt.

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

Hartman Commercial Properties REIT
(Registrant)

Date: September 24, 2003	By:
/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer