Form 10-Q
period 2003-09-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2003-11-14
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

1450 W. Sam Houston Parkway N., Suite 100 Houston, Texas 77043
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

Yes ☒	No ☐

Indicated by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Shares of Beneficial Interest outstanding at November 14, 2003 was 4,907,107.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002
Consolidated Statements of Income for the Three Months Ended and Nine Months Ended September 30, 2003 and 2002 (unaudited)
Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2003 (unaudited) and for the Year Ended December 31, 2002
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE
CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)

Assets

Real estate
Land	$24,044,499	$24,044,499
Buildings and improvements	94,329,704	92,984,637

	118,374,203	117,029,136

Less accumulated depreciation	(10,520,912)	(7,735,355)

Real estate, net	107,853,291	109,293,781

Cash and cash equivalents	763,009	6,091,699

Escrows and acquisition deposits	2,863,060	2,891,300

Note receivable	694,400	421,890

Receivables
Accounts receivable, net of allowance for doubtful accounts of $419,500 and $391,500 as of September 30, 2003 and December 31, 2002, respectively	99,658	339,044
Accrued rent receivable	2,067,514	1,700,076
Due from affiliates	3,613,649	2,847,600

Receivables, net	5,780,821	4,886,720

Deferred costs, net	2,922,931	2,918,210

Prepaid expenses and other assets	215,038	95,583

Total assets	$121,092,550	$126,599,183

See notes to consolidated financial statements.

	September 30, 2003	December 31, 2002
	(Unaudited)

Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$34,531,382	$34,440,000
Note payable to affiliate	—	3,278,000
Accounts payable and accrued expenses	2,737,925	3,308,345
Due to affiliates	766,584	864,487
Tenants’ security deposits	1,076,842	1,117,705
Dividends payable	1,226,777	1,226,777
Other liabilities	1,016,460	1,016,460

Total liabilities	41,355,970	45,251,774

Minority interests of unit holders in Operating Partnership; 4,065,840 units at September 30, 2003 and December 31, 2002	37,937,590	38,598,491

Commitments and Contingencies	—	—

Shareholders’ equity
Preferred shares, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common shares, $0.001 par value per share; 100,000,000 shares authorized; 4,907,107 issued and outstanding at September 30, 2003 and December 31, 2002	4,907	4,907
Additional paid-in capital	45,529,255	45,529,255
Accumulated deficit	(3,735,172)	(2,785,244)

Total shareholders’ equity	41,798,990	42,748,918

Total liabilities and shareholders’ equity	$121,092,550	$126,599,183

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues
Rental income	$4,039,561	$4,217,058	$12,677,629	$12,478,235
Tenants’ reimbursements	948,611	815,207	3,030,599	2,720,186
Interest and other income	45,911	80,499	348,611	247,737

Total revenues	5,034,083	5,112,764	16,056,839	15,446,158

Expenses
Operation and maintenance	649,621	524,268	1,954,001	1,595,215
Interest expense	308,501	367,031	977,324	1,049,127
Real estate taxes	623,086	682,378	1,463,318	1,958,426
Insurance	131,533	154,154	372,039	313,802
Electricity, water and gas utilities	225,176	210,516	615,979	565,689
Management and partnership management fees to an affiliate	281,208	299,844	939,336	925,925
General and administrative	190,727	195,806	810,538	462,250
Depreciation	926,681	864,058	2,785,557	2,580,762
Amortization	252,193	126,534	737,865	366,003
Bad debt expense (recoveries)	(2,000)	(100,000)	282,000	86,200

Total operating expenses	3,586,726	3,324,589	10,937,957	9,903,399

Income before minority interests	1,447,357	1,788,175	5,118,882	5,542,759

Minority interests in Operating Partnership	(676,661)	(825,121)	(2,388,479)	(2,558,747)

Net income	$770,696	$963,054	$2,730,403	$2,984,012

Net income per common share	$0.157	$0.196	$0.556	$0.608

Weighted-average shares outstanding	4,907,107	4,907,107	4,907,107	4,904,320

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2001	3,239,316	$3,239	$28,867,324	$(1,767,759)	$27,102,804

Issuance of common stock for cash, net of offering costs	16,912	17	154,792	—	154,809

Issuance of common stock to acquire Operating Partnership units	1,067,646	1,068	10,675,392	—	10,676,460

Issuance of common stock in exchange for Operating Partnership units	583,233	583	5,831,747	—	5,832,330

Net income	—	—	—	3,705,118	3,705,118

Dividends	—	—	—	(4,722,603)	(4,722,603)

Balance, December 31, 2002	4,907,107	4,907	45,529,255	(2,785,244)	42,748,918

Net income	—	—	—	2,730,403	2,730,403

Dividends	—	—	—	(3,680,331)	(3,680,331)

Balance, September 30, 2003	4,907,107	$4,907	$45,529,255	$(3,735,172)	$41,798,990

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,730,403	$2,984,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,785,557	2,580,762
Amortization	737,865	366,003
Minority interests in Operating Partnership	2,388,479	2,558,747
Bad debt expense	282,000	86,200
Changes in operating assets and liabilities:
Due from affiliates	(863,952)	719,521
Escrows and acquisition deposits	28,240	(500,966)
Receivables	(412,573)	(287,251)
Deferred costs	(742,586)	(678,505)
Prepaid expenses and other assets	365,405	89,020
Accounts payable and accrued expenses	(570,420)	313,703
Tenants’ security deposits	(40,863)	29,146

Net cash provided by operating activities	6,687,555	8,260,392

Cash flows used in investing activities:
Additions to real estate	(1,345,067)	(1,317,392)

Net cash used in investing activities	(1,345,067)	(1,317,392)

Cash flows from financing activities:
Dividends paid	(3,680,331)	(3,210,798)
Distributions paid to OP unit holders	(3,049,380)	(3,000,442)
Purchase of nonaccredited investors’ shares	—	(1,452,960)
Proceeds from issuance of common shares	—	154,809
Proceeds from notes payable	—	6,335,000
Repayments of notes payable	(3,671,478)	(5,422,328)
Note receivable	(269,989)	—
Payments of loan origination costs	—	(397,965)

Net cash used in financing activities	(10,671,178)	(6,994,684)

Net decrease in cash and cash equivalents	(5,328,690)	(51,684)

Cash and cash equivalents at beginning of period	6,091,699	203,418

Cash and cash equivalents at end of period	$763,009	$151,734

Supplemental disclosure of cash flow information:

Debt assumed in connection with acquisition of properties	$—	$13,295,156
OP units issued in connection with acquisition of properties	$—	$27,757,320
Shares issued in connection with acquisition of properties	$—	$10,676,460

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

Note 1   -        Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2002 are derived from the audited financial statements of the Company at that date.  The unaudited financial statements at September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) as of September 30, 2003 and results of operations for the three and nine month periods ended September 30, 2003 and cash flows for the nine month period ended September 30, 2003.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Form 10 registration statement.

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

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2003 and December 31, 2002, HCP owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at September 30, 2003 and December 31, 2002 consist of demand deposits at commercial banks and money market funds.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of September 30, 2003 and December 31, 2002.

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

SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which was issued in May 2003, clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

Note 2   -                        Real Estate

During the nine months ended September 30, 2002, the Company completed a series of transactions to acquire nine commercial real estate properties from affiliated partnerships.  Approximately 837,594 square feet of gross leasable area was acquired for the following consideration:

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

At September 30, 2003 and December 31, 2002, the Company owned and operated 32 commercial properties in the Houston, Texas area comprising approximately 2,349,000 square feet of gross leasable area.

Note 3   -        Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	September 30, 2003	December 31, 2002

Mortgages and other notes payable	$34,440,000	$34,440,000
Insurance premium finance note	91,382	—

Total	$34,531,382	$34,400,000

In December 2002, the Company refinanced substantially all of its mortgage debt with a three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006.  The loan bears interest at 2.5% over a LIBOR rate (3.82% and 3.92% at September 30, 2003 and December 31, 2002, respectively) computed on the basis of a 360 day year and has a two-year extension option.  Interest only payments are due monthly for the first 30 month period after the origination date, after which, the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.  The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing.  The security documents related to the mortgage loan contain a covenant which requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations.  This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

The Company financed its comprehensive insurance premium with a note in the amount of  $484,860 payable with an initial payment of $119,332 followed by eight equal monthly installments of $45,691, which include interest at 4.5%.  The note is secured by unearned insurance premiums and will be paid in full in November 2003.

The Company also had available a $2,000,000 revolving line of credit maturing in July 2004 from a bank.  The revolver note bore interest at the bank’s prime rate and was secured by our Bellnot Square property.   The collateral was released and the loan agreement terminated during the quarter ended September 30, 2003.  No amount was outstanding on the line of credit at December 31, 2002.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan will be secured by currently owned, unencumbered properties and by properties acquired with the proceeds drawn from the facility.  As of September 30, 2003, the Company had not borrowed any amounts under this credit facility.  The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

Note Payable to Affiliate

In November 2002, the Company issued a $3,278,000 note payable bearing interest at 4.25% per annum to Houston R.E. Income Properties XVI, Ltd., a related party operated by Hartman.  The note was secured by property and due upon demand with interest only payments due monthly.  The note was repaid in the second quarter of 2003.

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $308,501 and $382,763 for the three months ended September 30, 2003 and 2002, respectively, and $1,012,089 and $1,068,658 for the nine months ended September 30, 2003 and 2002, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and diluted earnings per share
Weighted average common shares outstanding	4,907,107	4,907,107	4,907,107	4,904,320

Basic and diluted earnings per share	$0.157	$0.196	$0.556	$0.608

Net income	$770,696	$963,054	$2,730,403	$2,984,012

Note 5   -        Federal Income Taxes

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

In January 1999, the Company entered into a property management agreement with the Management Company.  In consideration for supervising the management and performing various day-to-day affairs, the Company pays the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined.  The Company incurred total management and partnership fees of $281,208 and $299,844 for the three months ended September 30, 2003 and 2002, respectively, and $939,336 and $925,925 for the nine months ended September 30, 2003 and 2002, respectively.  Such fees in the amounts of $100,736 and $81,094 were payable at September 30, 2003 and December 31, 2002, respectively.

During April 2003, the Company amended certain terms of its Declaration of Trust.  Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter.  Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in management fees.

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company.  At September 30, 2003 and December 31, 2002, $284,990 and $382,231, respectively, were payable to the Management Company related to these reimbursable costs.

In consideration of managing and leasing the properties, the Company also pays the Management Company leasing commissions of 6% for leases originated by the Management Company and 4% for expansions and renewals of existing leases based on Effective Gross Revenues from the properties.  The Company incurred total leasing commissions to the Management Company of $159,647 and $251,395 for the three months ended September 30, 2003 and 2002, respectively, and $713,586 and $678,496 for the nine months ended September 30, 2003 and 2002, respectively.  At September 30, 2003 and December 31, 2002, $180,443 and $200,747, respectively,  were payable to the Management Company relating to leasing commissions.

Also, the Company paid the Management Company a fee of up to 2% of the gross selling price of all common shares sold in consideration of offering services performed by the Management Company.  The Company incurred total fees of $0 for the three months ended September 30, 2003 and 2002, and $0 and $3,259 for the nine months ended September 30, 2003 and 2002, respectively.  Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

The Management Company also receives acquisition fees equal to 4% of the gross selling price of all common shares sold as a reimbursement of expenses incurred in identifying reviewing, and acquiring properties for the Company.  The Company incurred total fees of $0 for the three months ended September 30, 2003 and 2002, and $0 and $6,765 for the nine months ended September 30, 2003 and 2002, respectively.  Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

The Management Company paid $20,994 and  $19,792 to the Company for office space during the three months ended September 30, 2003 and 2002, respectively, and $61,936 and $59,376 for the nine months ended September 30, 2003 and 2002, respectively.  Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company.  At September 30, 2003 and December 31, 2002, $200,415 was payable to the Management Company related to these liabilities.

The Company’s day-to-day operations are strategically directed by the Board of Trust Managers and implemented through the Management Company.  Hartman is the Company’s Board Chairman and sole owner of the Management Company.  Hartman was owed $41,306 in dividends payable on his common shares at September 30, 2003 and December 31, 2002, respectively.  Hartman owned 3.4% of the issued and outstanding common shares of the Company as of  September 30, 2003 and December 31, 2002, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 3 and 7.

Note 7   -        Shareholders’ Equity

The Charter and Bylaws of the Company authorize the Company to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share.  The Company commenced a private offering (the “Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Offering of $25,000,000.  The Company intended that the Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.  The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available.  The Offering was directed solely to “accredited investors” as such term is defined in Regulation D.  Pursuant to the Offering, the Company sold  for cash or issued in exchange for property or OP Units, 4,907,107 shares as of September 30, 2003 and December 31, 2002, respectively.  HCP conducts substantially all of its operations through the Operating Partnership.  All net proceeds of the Offering were contributed by HCP to the Operating Partnership in exchange for OP Units.  The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes.  HCP received one OP Unit for each $10 contributed to the Operating Partnership.  OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares which were being sold in the Offering for $10 per common share.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share.  Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of September 30, 2003 and December 31, 2002, there were 8,719,906 OP Units outstanding.  HCP owned 4,654,066 Units as of September 30, 2003 and December 31, 2002.  HCP’s weighted-average share ownership in the Operating Partnership was approximately 53.37% and 53.84% during the three months ended September 30, 2003 and 2002, respectively, and 53.37% and 53.82% for the nine months ended September 30, 2003 and 2002, respectively.

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units related to the nine months and year ended September 30, 2003 and December 31, 2002.

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

0.2250	5/15/02	$1,102,340
0.2375	8/15/02	1,166,709
0.2500	11/15/02	1,226,777
0.2500	2/15/03	1,226,777
0.0833	4/15/03	408,762
0.0833	5/15/03	408,762
0.0834	6/15/03	409,253
0.0833	7/15/03	408,762
0.0833	8/15/03	408,762
0.0834	9/15/03	409,253
0.0833	10/15/03	408,762
0.0833	11/15/03	408,762
0.0834	12/15/03	409,253

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

0.2250	5/15/02	$1,942,412
0.2375	8/15/02	2,053,866
0.2500	11/15/02	2,161,143
0.2500	2/15/03	2,179,976
0.0833	4/15/03	726,368
0.0833	5/15/03	726,368
0.0834	6/15/03	727,240
0.0833	7/15/03	726,368
0.0833	8/15/03	726,368
0.0834	9/15/03	727,240
0.0833	10/15/03	726,368
0.0833	11/15/03	726,368
0.0834	12/15/03	727,240

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

Information concerning the Company’s reportable segments for the three months ended September 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2003
Revenues	$2,533,737	$2,114,142	$364,536	$21,668	$5,034,083
Net operating income	1,618,003	1,321,050	176,049	10,357	3,125,459
Total assets	53,844,336	50,307,268	7,384,333	9,556,613	121,092,550
Capital expenditures	152,000	251,742	7,409	—	411,151

2002
Revenues	$2,694,847	$2,030,304	$386,921	$692	$5,112,764
Net operating income	1,869,858	1,260,556	210,498	692	3,341,604
Total assets	53,807,072	50,443,475	7,651,339	2,552,326	114,454,212
Capital expenditures	189,432	152,554	13,455	—	355,441

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the three months ended September 30 as follows:

	2003	2002

Total segment operating income	$3,125,459	$3,341,604
Less:
Depreciation and amortization	1,178,874	990,592
Interest	308,501	367,031
General and administrative	190,727	195,806

Income before minority interests	1,447,357	1,788,175

Minority interests in Operating Partnership	(676,661)	(825,121)

Net income	$770,696	$963,054

Information concerning the Company’s reportable segments for the nine months ended September 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2003
Revenues	$8,214,765	$6,421,890	$1,161,615	$258,569	$16,056,839
Net operating income	5,336,359	4,250,028	615,135	228,644	10,430,166
Total assets	53,844,336	50,307,268	7,384,333	9,556,613	121,092,550
Capital expenditures	800,633	525,713	18,721	—	1,345,067

2002
Revenues	$8,163,303	$6,061,705	$1,157,537	$63,613	$15,446,158
Net operating income	5,514,106	3,855,146	583,136	48,513	10,000,901
Total assets	53,807,072	50,443,475	7,651,339	2,552,326	114,454,212
Capital expenditures	16,647,816	28,856,894	132,022	—	45,636,732

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the nine months ended September 30 as follows:

	2003	2002

Total segment operating income	$10,430,166	$10,000,901
Less:
Depreciation and amortization	3,523,422	2,946,765
Interest	977,324	1,049,127
General and administrative	810,538	462,250

Income before minority interests	5,118,882	5,542,759

Minority interests in Operating Partnership	(2,388,479)	(2,558,747)

Net income	$2,730,403	$2,984,012

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

Overview

We own 32 commercial properties, consisting of 17 retail centers, 12 office/warehouse properties and three office buildings.  All of our properties are located in the Houston, Texas metropolitan area.  As of September 30, 2003, we had 625 total tenants.  No individual lease or tenant is material to our business.  Revenues from our largest lease constituted 2.19% of our total revenues for the nine months ended September 30, 2003.  Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

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

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations.  As of September 30, 2003 and December 31, 2002, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, our consolidated financial statements include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value.  We have determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2003 and December 31, 2002.

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

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Our management’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to primarily range from four to 18 months, depending on specific local market conditions. Our management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by our management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

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

Liquidity and Capital Resources

General.  During the year ended December 31, 2002 and the nine-month period ended September 30, 2003, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly distributions.  We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space.  We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.  We also believe that our properties are adequately covered by insurance.

Cash and Cash Equivalents.  We had cash and cash equivalents of $763,009 on September 30, 2003 as compared to $6,091,699 on December 31, 2002.  The decrease resulted primarily from use of excess loan proceeds from refinancing our debt in December 2002.  We used approximately $3,300,000 of the loan proceeds to repay debt and the remainder to pay accrued real estate taxes and other operating expenses.  We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation.  The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties.  We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place.  We may prepay the loan after July 1, 2005 without penalty.  We must pay a prepayment fee equal to one percent of the outstanding principal balance under the facility if we prepay the note prior to July 1, 2005.  As of September 30, 2003, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility.  During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly.  The interest rate was 3.82% as of September 30, 2003.  We are not required to make any principal payments prior to the loan’s maturity.  The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period.  In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

•                  grant certain liens; and

•                  loan money to others.

The security documents related to the note contain a covenant which requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations.  We believe that this covenant and the other restrictions provided for in our credit facility will not affect or limit Hartman REIT Operating Partnership II, L.P.’s ability to make distributions us.  The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults.  These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of our 14 properties which do not secure this debt.

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

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan will be secured by unencumbered properties currently directly owned by the Operating Partnership as well as those to be acquired with the proceeds drawn from the facility and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the acquired properties, all deposits, bank accounts, instruments arising in virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the acquired properties and all leases, rents, royalties and profits or other benefits of the acquired properties.  As of November 14, 2003, we have not borrowed any amounts under this credit facility.  We are required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

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

In August 2002, we entered into $2,000,000 line of credit with First Bank & Trust.  The collateral was released and the loan agreement was terminated during the quarter ended September 30, 2003.  There was no amount outstanding at the time the loan agreement was terminated and at no time during 2003 did we have any amounts outstanding under this line of credit.  This line of credit was secured by our Bellnot Square property.

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

Total Contractual Cash Obligations.  A summary of our contractual cash obligations, as of September 30, 2003 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Long-Term Debt Obligations	$34,531,382	$91,382	$34,440,000	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$34,531,382	$91,382	$34,440,000	—	—

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

Common Share Distributions.  We declared the following distributions to our shareholders during 2002 and 2003:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
February 2002	$687,544	$0.2125
May 2002	1,102,340	0.2250
August 2002	1,166,709	0.2375
November 2002	1,226,777	0.2500
February 2003	1,226,777	0.2500
April 2003	408,762	0.0833
May 2003	408,762	0.0833
June 2003	409,253	0.0834
July 2003	408,762	0.0833
August 2003	408,762	0.0833
September 2003	409,253	0.0834
October 2003	408,762	0.0833
November 2003	408,762	0.0833
December 2003	409,253	0.0834
Average Per Quarter		$0.2406

The following sets forth the tax status of the amounts we distributed to shareholders during 1999 through 2002:

Tax Status	2002	2001	2000	1999
Ordinary income	85.1%	70.5%	75.9%	100%
Return of capital	14.9%	29.5%	24.1%	—
Capital gain	—	—	—	—
Total	100%	100%	100%	100%

OP Unit Distributions.  The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, during 2001, 2002 and 2003:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
February 2002	$1,242,869	$0.2125
May 2002	1,942,412	0.2250
August 2002	2,053,866	0.2375
November 2002	2,161,143	0.2500
February 2003	2,179,976	0.2500
April 2003	726,368	0.0833
May 2003	726,368	0.0833
June 2003	727,240	0.0834
July 2003	726,368	0.0833
August 2003	726,368	0.0833
September 2003	727,240	0.0834
October 2003	726,368	0.0833
November 2003	726,368	0.0833
December 2003	727,240	0.0834
Average Per Quarter		$0.2406

Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

General.

The following table provides a general comparison of our results of operations for the quarters ended September 30, 2002 and September 30, 2003:

	September 30, 2002	September 30, 2003
Number of properties owned and operated	32	32
Aggregate gross leasable area (sq. ft.)	2,348,862	2,348,862
Occupancy rate	92%	89%
Total revenues	$5,112,764	$5,034,083
Total operating expenses	$3,324,589	$3,586,726
Income before minority interest	$1,788,175	$1,447,357
Minority Interest in the Operating Partnership	$(825,121)	$(676,661)
Net income	$963,054	$770,696

Revenues.

We had rental income and tenant reimbursements of $4,988,172 for the three months ended September 30, 2003, as compared to revenues of $5,032,265 for the three months ended September 30, 2002, a decrease of $44,093, or 1%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The decrease in our revenues during the third quarter of 2003 as compared to the third quarter of 2002 was due primarily to a decrease in occupancy.  Our occupancy rate at September 30, 2003 was 89%, as compared to 92% at September 30, 2002 and our average annualized revenue was $8.57 per square foot in the third quarter of 2003, as compared to an average annualized revenue of $8.71 per square foot in the third quarter of 2002.

We had interest and other income of $45,911 for the three months ended September 30, 2003, as compared to $80,499 for the three months ended September 30, 2002, a decrease of $34,588, or 43%.  We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments.  The decrease in interest and other income during the third quarter of 2003 as compared to 2002 resulted primarily from decreases in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $3,586,726 for the three months ended September 30, 2003, as compared to $3,324,589 for the three months ended September 30, 2002, an increase of $262,137, or 8%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the third quarter of 2003 was a result of increased maintenance, utilities and depreciation and amortization expenses.  This increase was partially offset by a decrease in real estate tax expense.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our decreased revenues in the third quarter of  2003, management fees were $281,208 in the third quarter of  2003, as compared to $299,844 in the third quarter of  2002, a decrease of $18,636, or 6%.  Our interest expense decreased by $58,530, or 16%, in the third quarter of 2003 as compared to the third quarter of 2002.  Although our average outstanding debt increased from $29,487,868 in the third quarter of 2002 compared to $34,577,073 in the third quarter of 2003, the average interest rate associated with this debt decreased from 4.53% in the third quarter of 2002 to 3.87% in the third quarter of 2003.  Finally, general and administrative expenses decreased $5,079, or 3%, in the third quarter of 2003 as compared to the third quarter of 2002.

Net Income.

Income provided by operating activities before minority interest was $1,447,357 for the quarter ended September 30, 2003, as compared to $1,788,175 for the quarter ended September 30, 2002, a decrease of $340,818, or 19%.  Net income provided by operating activities for the quarter ended September 30, 2003 was $770,696, as compared to $963,054 for the quarter ended September 30, 2002, a decrease of $192,358, or 20%.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

General.

The following table provides a general comparison of our results of operations for the nine months ended September 30, 2002 and September 30, 2003:

	September 30, 2002	September 30, 2003
Number of properties owned and operated	32	32
Aggregate gross leasable area (sq. ft.)	2,348,862	2,348,862
Occupancy rate	92%	89%
Total Revenues	$15,446,158	$16,056,839
Total Operating Expenses	$9,903,399	$10,937,957
Income before Minority Interest	$5,542,759	$5,118,882
Minority Interest in the Operating Partnership	$(2,558,747)	$(2,388,479)
Net Income	$2,984,012	$2,730,403

Revenues.

We had rental income and tenant reimbursements of $15,708,228 for the nine months ended September 30, 2003, as compared to revenues of $15,198,421 for the nine months ended September 30, 2002, an increase of $509,807, or 3%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was due primarily an increase in the amount of rent charged at some locations.  Our occupancy rate at September 30, 2003 was 89%, as compared to 92% at September 30, 2002, and our average annualized revenue was $9.11 per square foot for the nine months ended September 30, 2003, as compared to an average annualized revenue of $8.77 per square foot for the nine months ended September 30, 2002.

We had interest and other income of $348,611 for the nine months ended September 30, 2003, as compared to $247,737 for the nine months ended September 30, 2002, an increase of $100,874, or 41%.  We hold all revenues and proceeds we receive from offerings in money market accounts and other short-term, highly liquid investments.  In 2003, we had proceeds from the loan refinancing we completed in December, 2002 that earned interest.  The increase in interest and other income for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 resulted primarily from earnings on loan proceeds invested and increases in non-rent income such as late fees and deposit forfeitures.  We expect the percentage of our total revenues from interest income from investments in money market accounts or other short term, highly liquid investments to return to 2002 levels or decrease as we invest cash holdings in properties or use the cash for working capital purposes.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $10,937,957 for the nine months ended September 30, 2003, as compared to $9,903,399 for the nine months ended September 30, 2002, an increase of $1,034,558, or 10%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the nine months ended September 30, 2003 was a result of increased maintenance, insurance, utilities, general and administrative and depreciation and amortization expenses.  Real estate taxes decreased significantly for the period because we settled several lawsuits against an appraisal district which resulted in a reduction of previously accrued property taxes.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our increased revenues for the nine months ended September 30, 2003, management fees were $939,336 for the nine months ended September 30, 2003, as compared to $925,925 for the nine months ended September 30, 2002, an increase of $13,411, or 1%.  Our interest expense decreased by $71,803, or 7%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  Although our average outstanding debt increased from $28,279,113 for the nine months ended September 30, 2002 compared to $36,762,406 for the nine months ended September 30, 2003, the average interest rate associated with this debt decreased from 4.44% for the nine months ended September 30,

2002 to 3.87% for the nine months ended September 30, 2003.  Finally, general and administrative expenses increased $348,288, or 75%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002  primarily as the result of an increase in professional fees.

Net Income.

Income provided by operating activities before minority interest was $5,118,882 for the nine months ended September 30, 2003, as compared to $5,542,759 for the nine months ended September 30, 2002, a decrease of $423,877, or 8%.  Net income provided by operating activities for the nine months ended September 30, 2003 was $2,730,403, as compared to $2,984,012 for the nine months ended September 30, 2002, a decrease of $253,609, or 8%.

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

SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which was issued in May 2003, clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  We will be exposed to changes in interest rates as a result of our credit facility which has a floating interest rate.  As of September 30, 2003, we had $34,440,000 of indebtedness outstanding under this facility.  The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $344,400 annually.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.  No changes were made to our internal controls and procedures during the three-month period ended September 30, 2003.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

On November 4, 2003, Hartman Commercial Properties REIT filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hartman Commercial Properties REIT (Registrant)

Date: November 14, 2003	By:
/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer