Form 10-K
period 2003-12-31
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2004-03-30
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50256

Hartman Commercial Properties REIT

(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0594970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1450 West Sam Houston Parkway North, Suite 100, Houston, Texas	77043-3124
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 467-2222

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Shares of Beneficial Interest, par value $0.001 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $64,696,620 assuming a market value of $14.29 per share.

As of March 30, 2004, the Registrant had 4,907,107.16 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which shall be filed no later than April 29, 2004, into Part III of this Form 10-K to the extent stated herein.

HARTMAN COMMERCIAL PROPERTIES REIT

FORM 10-K

Year Ended December 31, 2003

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of the Company’s financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to its shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on its knowledge and understanding of the Company’s business and industry. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of the Company’s Registration Statement on Form 10, as previously filed with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General Development of Business

Hartman Commercial Properties REIT (the “Company”) is a Texas real estate investment trust organized in August 1998. The Company has made an election to be taxed as a real estate investment trust (“REIT”). The Company invests in and operates retail, industrial and office properties located primarily in the Houston and San Antonio metropolitan areas, and plans to expand its investments to retail, office and industrial properties located in major metropolitan cities in the United States, principally in the Southern United States. The Company intends to lease each respective property to one or more tenants. In addition, the Company may make or invest in mortgage loans consistent with its REIT status.

Substantially all of the Company’s business is conducted through Hartman REIT Operating Partnership, L.P., a Texas limited partnership organized in 1998 (the “Operating Partnership”). The Company is the owner of a 53.37% interest in the Operating Partnership and is the sole general partner of the Operating Partnership.

The Company’s advisor is Hartman Management, L.P. (the “Management Company”), a Texas limited partnership formed in 1990. The Management Company is an affiliate of the Company. The Management Company is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

As of March 30, 2004, the Company had 4,907,107.16 common shares outstanding. As of such date, the Company had no shares of preferred stock issued and outstanding and no common stock equivalents outstanding. No stock options had been issued as of March 30, 2004.

On December 31, 2003, the Company owned 33 properties. All of the Company’s properties are located in the metropolitan Houston, Texas and San Antonio, Texas areas. The properties primarily consist of retail centers and each is designed to meet the needs of surrounding local communities. A supermarket or one or more nationally and/or regionally recognized tenants typically anchors each of the properties. In the aggregate, the properties contain approximately 2,540,000 square feet of gross leasable area.

As of December 31, 2003, the properties were approximately 88.4% leased. As of such date, anchor space at the properties, representing approximately 9.9% of total leasable area, was 100.0% leased, while non-anchor space, accounting for the remaining 90.1% balance, was approximately 87.1% leased. A substantial number of the tenants of the properties are local tenants. Indeed, 71.3% of the tenants are local tenants and 11.3% and 17.4% of the tenants are national and regional tenants, respectively.

Substantially all of the Company’s revenues consist of base rents and percentage rents received under long-term leases. For the year ended December 31, 2003, total rents and other income and percentage rents from the properties were $20,691,048 and $8,884, respectively. Approximately 62.5% of all existing leases provide for annual increases in the base rental payments with a “step up” rental clause.

Acquisition and Investment Policies

The Company primarily invests in community retail centers and office and industrial properties for long-term ownership and for the purpose of producing income. These are properties that generally have premier business addresses in especially desirable locations. Such properties generally are of high quality construction, offer personalized tenant amenities and attract higher quality tenants. It is the belief of the Company’s management that targeting this type of property for investment will enhance the Company’s ability to enter into joint ventures with other institutional real property investors (such as pension funds, public REITs and other large institutional real estate investors), thus allowing greater diversity of investment by increasing the number of properties in which the Company invests. The Company’s management also believes that a portfolio consisting of a preponderance of this type of property enhances the Company’s liquidity opportunities for investors by making the sale of individual properties, multiple properties or the Company’s investment portfolio as a whole attractive to institutional investors and by making a possible listing of the Company’s shares attractive to the public investment community. In addition, the Company may make or invest in mortgage loans consistent with its REIT status.

In making investment decisions for the Company, the Management Company will consider relevant real estate property and financial factors, including the location of the property, its condition and suitability for the current or proposed use of the property and any refurbishment needs, its historical operation and any potential liabilities associated therewith, information learned from surveys, environmental reports, title reports and policies and similar materials, its income-producing history and capacity, the prospects for long-range appreciation, and its liquidity and income tax considerations. In this regard, the Management Company has substantial discretion with respect to the selection of specific investments.

In purchasing, leasing and developing properties, the Company will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply that may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.

The Company and its performance will be subject to additional risks as have been listed in the Company’s Registration Statement on Form 10 as previously filed with the Securities and Exchange Commission.

Competition

The Company may experience competition for tenants from owners and managers of similar projects, which may include the Company’s affiliates. The Company will experience competition in the acquisition of real estate and the making of mortgages from similar companies with access to greater resources than those available to the Company. At the time the Company elects to dispose of its properties, the Company will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Employees

The Company has no direct employees. The employees of the Management Company and other affiliates of the Company perform a full range of real estate services for the Company, including acquisitions, property management, accounting, asset management, wholesale brokerage and investor relations.

Economic Dependency

The Company is dependent on its affiliates for services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to the Company, the Company would be required to obtain such services from other sources.

Web Site Address

The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). Copies of the Company’s filings with the SEC may be obtained from the Company’s website at www.hartmanmgmt.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge. The Company’s code of ethics and certain other corporate governance documentation may also be obtained from the Company’s website at www.hartmanmgmt.com.

Conflicts of Interest

The Company is subject to various conflicts of interest arising out of its relationship with the Management Company and its other affiliates, including conflicts related to the arrangements pursuant to which the Company will compensate the Management Company and its affiliates. All of the Company’s agreements and arrangements with its advisor and its affiliates, including those relating to compensation, are not the result of arm’s-length negotiations. For more information on conflicts of interest, see the “Risk Factors” section of the Company’s Registration Statement on Form 10, as previously filed with the Securities and Exchange Commission.

The Company’s advisor, the Management Company, and its affiliates will try to balance the Company’s interest with their duties to other companies managed by the Management Company. However, to the extent that the Management Company or its affiliates take actions that are more favorable to other entities than to the Company, these actions may have a negative impact on the Company’s financial performance and, consequently, on distributions to investors and on the value of the Company’s common stock.

Recent Developments

On December 31, 2003, Hartman Commercial Properties REIT, a Maryland real estate investment trust organized in December 2003 and affiliated with the Company (the “Maryland REIT”), filed a Registration Statement (the “Registration Statement”) on Form S-11 under the Securities Act of 1933 in order to register a public offering (the “Offering”) of up to 10,000,000 shares of the Maryland REIT’s common stock to be offered at a price of $10 per share. The Registration Statement also covers up to 1,000,000 shares available pursuant to the Maryland REIT’s dividend reinvestment plan. The Offering is proposed to be a best efforts continuous offering that will terminate no later than two years after the effective date of the Offering. Simultaneously with the filing of the Registration Statement, the Maryland REIT filed a proxy statement with the Securities and Exchange Commission for the purpose of soliciting shareholder approval of a reorganization of the Company as a Maryland entity via a merger of the Company into the Maryland REIT. The Maryland REIT will not request effectiveness of its Registration Statement and will not commence the public offering of its shares unless the shareholders of the Company approve the reorganization. If the shareholders of the Company do not approve the reorganization of the Company, it is anticipated that the Maryland REIT will either file a pre-effective amendment to its Registration Statement that would significantly alter the terms of the offering or withdraw the Registration Statement altogether. It is anticipated that the proxy statement will be submitted to the shareholders of the Company in connection with the Company’s annual shareholders meeting. For information on the risks related to the Offering, see the “Risk Factors” section of the Company’s Registration Statement on Form S-11, as previously filed with the Securities and Exchange Commission.

Item 2.	Description of Real Estate and Operating Data.

On December 31, 2003, the Company owned the 33 properties discussed below. All of the Company’s properties are located in the metropolitan Houston, Texas and San Antonio, Texas areas. The Company’s properties primarily consist of retail centers and each is designed to meet the needs of surrounding local communities. A supermarket or one or more nationally and/or regionally recognized tenants typically anchors each of the Company’s properties. In the aggregate, the Company’s properties contain approximately 2,540,000 square feet of gross leasable area. No individual property in the Company’s portfolio currently accounts for more than 10% of the Company’s aggregate leasable area.

As of December 31, 2003, the Company’s properties were approximately 88.4% leased. Anchor space at the properties, representing approximately 9.9% of total leasable area, was 100.0% leased, while non-anchor space, accounting for the remaining 90.1% balance, was approximately 87.1% leased. A substantial number of the Company’s tenants are local tenants. Indeed, 71.3% of the Company’s tenants are local tenants and 11.3% and 17.4% of the Company’s tenants are national and regional tenants, respectively. The Company defines:

•	national tenants as any tenant that operates in at least four metropolitan areas located in more than one region (i.e. Northwest, Midwest, Southwest or Southeast);

•	regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; and

•	local tenants as any tenant that operates stores only within the metropolitan Houston, Texas or San Antonio, Texas area.

Substantially all of the Company’s revenues consist of base rents and percentage rents received under long-term leases. For the year ended December 31, 2003, total rents and other income and percentage rents from the properties were $20,691,048 and $8,884, respectively. Approximately 62.5% of all existing leases provide for annual increases in the base rental payments with a “step up” rental clause.

The following table lists the five properties that generated the most rents during the year 2003.

Property	Total Rents Received in 2003	Percent of Company’s Total Rents Received in 2003
Corporate Park West	$1,603,737	7.75%
Corporate Park Northwest	1,545,877	7.47
Lion Square	1,157,925	5.59
Providence	1,010,952	4.88
Kempwood Plaza	885,785	4.28

Total	$6,204,276	29.97%

The Company currently does not have any individual properties that are material to its operations. As of December 31, 2003, the Company had no property that accounted for over 10% of either the Company’s total assets or total gross revenue.

The next several pages contain summary information for the properties the Company owned on December 31, 2003.

General Physical Attributes

The following table lists, for all properties the Company owned on December 31, 2003, the year each property was developed or significantly renovated, the total leasable area of each property, the purchase price the Company paid for such property and the anchor or largest tenant at such property.

Property	Year Developed/ Renovated	Total Leasable Area (Sq. Ft.)	Purchase Price	Anchor or Largest Tenant
Bissonnet/Beltway	1978	29,205	$2,361,323	Cash America International
Webster Point	1984	26,060	1,870,365	Houston Learning Academy
Centre South	1974	44,593	2,077,198	Carlos Alvarez
Torrey Square	1983	105,766	4,952,317	99 Cents Only Stores
Providence	1980	90,327	4,592,668	99 Cents Only Stores
Holly Knight	1984	20,015	1,612,801	Quick Wash Laundry
Plaza Park	1982	105,530	4,195,116	American Medical Response
Northwest Place II	1984	27,974	1,089,344	Terra Mar, Inc.
Lion Square	1980	119,621	5,835,108	Kroger Food Stores, Inc.
Zeta Building	1982	37,740	2,456,589	Astrium North America
Royal Crest	1984	24,900	1,864,065	Paragon Benefits, Inc.
Featherwood	1983	49,670	2,959,309	Transwestern Publishing
Interstate 10	1980	151,000	3,908,072	River Oaks, L-M, Inc.
Westbelt Plaza	1978	65,619	2,733,009	National Oilwell
Greens Road	1979	20,507	1,637,217	Juan Gailegos
Town Park	1978	43,526	3,760,735	Omar’s Meat Market
Northeast Square	1984	40,525	2,572,512	99 Cent Store
Main Park	1982	113,410	4,048,837	Transport Sales
Dairy Ashford	1981	42,902	1,437,020	Foster Wheeler USA Corp.
South Richey	1980	69,928	3,361,887	Kroger Food Stores, Inc.
Corporate Park Woodland	2000	99,937	6,028,362	Carrier Sales and Distribution
South Shaver	1978	21,926	817,003	EZ Pawn
Kempwood Plaza	1974	112,359	2,531,876	Brookshire Brothers
Bellnot Square	1982	73,930	5,792,294	Kroger Food Stores, Inc.
Corporate Park Northwest	1981	185,627	7,839,539	Region IV Education
Westgate	1984	97,225	3,448,182	Postmark DMS, LLC
Garden Oaks	1954	95,046	6,577,782	Bally Total Fitness
Westchase	1978	42,924	2,173,300	Jesus Corral
Sunridge	1979	49,359	1,461,571	Carlos Morales
Holly Hall	1980	90,000	3,123,400	Texas Medical Management
Brookhill	1979	74,757	973,264	T.S. Moly-Lubricants
Corporate Park West	1999	175,665	13,062,980	Accurate Restoration, Inc.
Windsor Park	1992	192,458	13,102,500	The Sports Authority

Total		2,540,031	$126,257,545

General Economic Attributes

The following table lists certain information that relates to the rents generated by each property. All of the information listed in this table is as of December 31, 2003.

Property	Percent Leased	Total Leasable Area (Sq. Ft.)	Total Annualized Rents Based on Occupancy	Effective Net Rent Per Sq. Ft.	Annual Percentage Rents
Bissonnet/Beltway	100.0%	29,205	$505,117	$17.30	—
Webster Point	87.6	26,060	327,821	12.58	—
Centre South	84.7	44,593	375,951	8.43	—
Torrey Square	87.3	105,766	950,267	8.98	—
Providence	71.7	90,327	723,621	8.01	—
Holly Knight	95.5	20,015	345,252	17.25	—
Plaza Park	79.0	105,530	799,999	7.58	—
Northwest Place II	61.7	27,974	139,734	5.00	—
Lion Square	98.3	119,621	1,163,752	9.73	—
Zeta Building	98.3	37,740	564,623	14.96	—
Royal Crest	95.0	24,900	304,203	12.22	—
Featherwood	97.5	49,670	910,649	18.33	—
Interstate 10	83.1	151,000	696,774	4.61	—
Westbelt Plaza	81.6	65,619	513,602	7.83	—
Greens Road	100.0	20,507	366,402	17.87	—
Town Park	97.8	43,526	757,232	17.40	—
Northeast Square	80.9	40,525	433,294	10.69	—
Main Park	89.6	113,410	656,514	5.79	—
Dairy Ashford	55.4	42,902	171,674	4.00	—
South Richey	94.0	69,928	575,997	8.24	—
Corporate Park Woodland	97.0	99,937	918,474	9.19	—
South Shaver	89.1	21,926	249,507	11.38	—
Kempwood Plaza	94.7	112,359	813,178	7.24	$8,884
Bellnot Square	95.7	73,930	742,738	10.05	—
Corporate Park Northwest	90.1	185,627	1,574,601	8.48	—
Westgate	84.7	97,225	599,154	6.16	—
Garden Oaks	77.8	95,046	955,058	10.05	—
Westchase	76.9	42,924	417,792	9.73	—
Sunridge	90.4	49,359	484,189	9.81	—
Holly Hall	100.0	90,000	509,932	5.67	—
Brookhill	58.7	74,757	219,174	2.93	—
Corporate Park West	93.6	175,665	1,607,223	9.15	—
Windsor Park	100.0	192,458	1,817,819	9.45	—

Total/Average	88.4%	2,540,031	$22,191,317	$8.74	$8,884

The following table lists, for each property, as of December 31 of each of the last five years or for as long as the Company has owned the property, both the occupancy of each property and the average rental and other income per square foot of gross leasable area.

	1999		2000		2001		2002		2003
Property	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.
Bissonnet/Beltway	100%	$13.95	100%	$14.42	100%	$17.02	93%	$16.50	100%	$16.97
Webster Point	79	10.19	86	10.92	93	10.57	83	11.83	88	12.05
Centre South	73	5.55	71	6.31	88	7.96	88	7.40	85	8.03
Torrey Square	96	8.02	96	7.69	99	9.71	96	9.82	87	8.09
Providence	—	—	—	—	100	8.81	98	12.71	72	11.19
Holly Knight	88	13.09	93	14.02	100	17.58	91	16.46	96	17.50
Plaza Park	88	6.32	85	6.26	83	7.60	93	7.89	79	8.26
Northwest Place II	71	6.84	80	5.76	52	5.31	52	4.40	62	4.96
Lion Square	99	8.28	97	8.84	100	9.59	98	9.91	98	9.68
Zeta Building	92	12.95	86	13.43	91	13.84	94	14.21	98	12.46
Royal Crest	83	12.43	73	10.34	73	7.38	88	10.24	95	11.43
Featherwood	—	10.74	77	2.01	96	12.86	96	15.46	98	16.07
Interstate 10	91	4.30	82	3.97	97	4.36	96	4.78	83	4.84

	1999		2000		2001		2002		2003
Property	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.
Westbelt Plaza	90	6.38	93	6.92	85	7.21	92	8.88	82	8.26
Greens Road	78	14.50	78	15.83	100	16.54	100	18.60	100	16.15
Town Park	100	14.93	100	16.09	100	19.01	100	17.88	98	18.12
Northeast Square	68	11.39	81	9.91	84	9.14	90	11.81	81	12.48
Main Park	93	6.01	81	5.41	89	4.89	87	5.53	90	5.57
Dairy Ashford	100	5.90	80	5.94	100	6.11	100	5.83	55	3.41
South Richey	88	2.60	100	8.72	94	9.45	100	9.63	94	8.57
Corporate Park Woodland	—	—	4	0.06	19	1.75	76	4.70	97	7.76
South Shaver	—	—	57	5.11	83	7.29	97	9.82	89	11.06
Kempwood Plaza	94	5.29	95	5.79	91	5.72	93	6.73	95	7.88
Bellnot Square	96	10.55	96	10.70	98	11.71	98	11.53	96	11.82
Corporate Park Northwest	93	7.38	92	7.38	91	8.28	90	8.74	90	8.33
Westgate	59	4.14	83	4.26	96	5.54	96	6.78	85	6.88
Garden Oaks	82	9.02	86	9.44	82	10.32	86	10.69	78	10.34
Westchase	57	8.68	50	2.51	75	7.16	66	8.15	77	8.94
Sunridge	96	10.49	71	4.33	77	9.39	96	10.71	90	10.93
Holly Hall	91	4.09	91	4.56	100	5.12	100	4.63	100	5.45
Brookhill	100	1.98	52	1.59	75	3.43	89	3.45	59	3.39
Corporate Park West	31.41		71	3.88	92	8.47	95	9.79	94	9.13
Windsor Park	—	—	—	—	—	—	—	—	100.37

Major Tenants

The following table sets forth certain information that relates to the major tenants at each property. This information is as of December 31, 2003. The information summarizes information relating to each anchor or largest tenant at each property. No single lease accounted for more than 5% of the Company’s total revenues during 2003.

Property	Name of Tenant	Total Leased Area (Sq. Ft.)	Total Annual Rent	Effective Net Rent per Sq. Ft.	Lease Expiration Date
Bissonnet/Beltway	Cash America International	5,300	$82,468	$15.56	4/30/05
Webster Point	Houston Learning Academy	3,976	62,503	15.72	12/31/06
Centre South	Carlos Alvarez	10,407	87,232	8.38	3/31/06
Torrey Square	99 Cents Only Stores	25,296	251,413	9.94	9/18/04
Providence	99 Cents Only Stores	23,859	220,808	9.25	9/9/08
Holly Knight	Quick Wash Laundry	2,460	48,487	19.71	9/30/09
Plaza Park	American Medical Response	14,765	128,043	8.67	5/31/06
Northwest Place II	Terra Mar, Inc.	13,923	113,312	8.14	7/31/08
Lion Square	Kroger Food Stores, Inc.	42,205	253,440	6.00	10/31/05
Zeta Building	Astrium North America	3,690	64,206	17.40	6/30/04
Royal Crest	Paragon Benefits, Inc.	2,500	32,246	12.90	2/28/07
Featherwood	Transwestern Publishing	9,543	163,480	17.13	11/30/07
Interstate 10	River Oaks, L-M, Inc.	28,050	154,836	5.52	month-to-month
Westbelt Plaza	National Oilwell	13,300	168,027	12.63	3/31/05
Greens Road	Juan Gailegos	3,985	25,893	6.50	12/31/11
Town Park	Omar’s Meat Market	6,450	114,107	17.69	12/31/07
Northeast Square	99 Cent Store	4,573	47,678	10.43	11/30/05
Main Park	Transport Sales	23,882	97,534	4.08	8/31/05
Dairy Ashford	Foster Wheeler USA Corp.	5,118	33,332	6.51	1/31/09
South Richey	Kroger Food Stores, Inc.	42,130	265,416	6.30	2/28/06
Corporate Park Woodland	Carrier Sales and Distribution	16,991	158,470	9.33	7/31/08
South Shaver	EZ Pawn	4,547	56,419	12.41	11/30/07
Kempwood Plaza	Brookshire Brothers	30,555	168,032	5.50	5/19/04
Bellnot Square	Kroger Food Stores, Inc.	42,130	337,044	8.00	7/31/07
Corporate Park Northwest	Region IV Education	8,388	80,525	9.60	2/28/04
Westgate	Postmark DMS, LLC	18,818	113,938	6.05	2/28/09
Garden Oaks	Bally Total Fitness	25,722	253,788	9.87	6/30/05

Property	Name of Tenant	Total Leased Area (Sq. Ft.)	Total Annual Rent	Effective Net Rent per Sq. Ft.	Lease Expiration Date
Westchase	Jesus Corral	5,396	55,600	10.30	2/28/07
Sunridge	Carlos Morales	9,416	87,117	9.25	1/31/05
Holly Hall	Texas Medical Management	30,000	173,160	5.77	12/31/07
Brookhill	T.S. Moly-Lubricants	10,187	41,463	4.07	9/30/07
Corporate Park West	Accurate Restoration, Inc.	18,330	144,404	7.88	7/31/06
Windsor Park	The Sports Authority	54,517	449,845	8.25	8/31/15

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations over the next 10 years.

		Gross Leasable Area		Annual Rental Income
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Amount	Percent of the Company’s Total Rental Income
2004	159	460,923	18.15%	$4,247,713	19.14%
2005	109	428,797	16.88	4,135,314	18.63
2006	126	427,032	16.81	4,125,849	18.59
2007	78	308,352	12.14	2,945,775	13.27
2008	84	298,023	11.73	3,208,357	14.46
2009	34	99,905	3.93	1,033,457	4.66
2010	13	72,920	2.87	862,798	3.89
2011	10	28,949	1.14	406,475	1.83
2012	6	19,870.78		259,167	1.17
2013	6	38,865	1.53	420,244	1.89

Total	625	2,183,636	85.96%	$21,645,149	97.53%

Depreciation and Tax Items

Depreciation on the Company’s properties are taken on a straight line basis over 5 to 39 years for book purposes, resulting in a rate of approximately 2.5% per year. The following table shows certain tax items relating to the Company’s properties.

Property	Federal Tax Basis	Realty Tax Rate	2003 Realty Taxes
Bissonnet/Beltway	$1,949,897	0.0297627	$37,078
Webster Point	1,362,817	0.0262627	21,412
Centre South	1,653,014	0.0321540	42,717
Torrey Square	3,353,292	0.0341077	115,966
Providence	4,719,400	0.0330475	128,885
Holly Knight	1,743,667	0.0296260	37,033
Plaza Park	2,097,083	0.0296260	84,434
Northwest Place II	962,221	0.0320577	23,466
Lion Square	4,780,144	0.0297627	127,980
Zeta Building	2,340,633	0.0332127	49,680
Royal Crest	1,940,734	0.0332127	24,850
Featherwood	3,362,186	0.0321540	77,684
Interstate 10	2,802,915	0.0311127	80,271
Westbelt Plaza	1,784,791	0.0311127	63,968
Greens Road	873,119	0.0324225	41,290
Town Park	1,383,862	0.0297627	62,115
Northeast Square	1,681,073	0.0283500	54,585
Main Park	2,734,806	0.0296260	89,174
Dairy Ashford	829,611	0.0296260	26,515
South Richey	3,477,549	0.0321540	104,203
Corporate Park Woodlands	6,429,234	0.0305680	136,028
South Shaver	916,986	0.0312740	29,616
Kempwood Plaza	3,232,252	0.0311127	79,337
Bellnot Square	4,354,025	0.0297627	80,955
Corporate Park Northwest	4,720,130	0.0320577	192,346
Westgate	1,785,260	0.0331456	79,672

Property	Federal Tax Basis	Realty Tax Rate	2003 Realty Taxes
Garden Oaks	4,568,361	0.0296260	127,392
Westchase	1,612,096	0.0306627	45,994
Sunridge	2,284,462	0.0306627	64,698
Holly Hall	1,806,758	0.0296260	60,003
Brookhill	1,247,665	0.0296260	41,459
Corporate Park West	9,358,272	0.0331456	268,479
Windsor Park	13,102,500	0.0272897	298,132

Recent Developments

The Company purchased an approximately 192,000 square foot retail center in San Antonio, Texas on December 16, 2003. The purchase price was $13.1 million. The Company assumed a loan in the amount of $6.55 million and drew $6.2 million on the Company’s line of credit at Union Planters Bank to fund the purchase. The loan the Company assumed is due in monthly installments of $80,445 including interest at 8.34%, with any unpaid principal due December 2006.

Competition

The Company’s properties are all located in areas that include highly competitive properties. The number of competitive properties in a particular area could have a material adverse effect on both the Company’s ability to lease space at any of the Company’s properties or at newly acquired (or developed) properties, and the amount of rent the Company can charge at the Company’s properties. The Company competes with many property owners, such as corporations, limited partnerships, individual owners, other real estate investment trusts, insurance companies and pension funds. The Company also competes with entities controlled by Mr. Hartman and operated by the Management Company.

Many of the Company’s competitors have greater financial and other resources than the Company and may have substantially more operating experience than either the Company or the Management Company. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of the Company’s properties. There is, however, no dominant competitor in the metropolitan Houston, Texas or San Antonio, Texas areas. Regarding the Company’s retail properties, in addition to other retail properties, retailers at the Company’s properties face increasing competition from outlet malls, the Internet discount shopping clubs, catalog companies, direct mail and telemarketing.

Insurance

The Company believes that it has property and liability insurance with reputable, commercially rated companies. The Company also believes that its insurance policies contain commercially reasonable deductibles and limits, adequate to cover its properties. The Company expects to maintain such insurance coverage and to obtain similar coverage with respect to any additional properties the Company acquires in the near future. Further, the Company has title insurance relating to its properties in an aggregate amount that the Company believes to be adequate.

Employees

The Company has no direct employees. All personnel required for the Company’s operations are provided by the Management Company under a management agreement.

Regulations

The Company’s properties, as well as any other properties that the Company may acquire in the future, are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. The Company believes that it has all permits and approvals necessary under current law to operate its properties.

Item 3.	Legal Proceedings.

The nature of the Company’s business exposes it to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract and employment disputes. The Company is not currently a party to any pending material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

There is no established trading market for the Company’s common stock. Therefore, there is a risk that a shareholder may not be able to sell the Company’s common stock at a time or price acceptable to the shareholder. Pursuant to the Offering, the Maryland REIT plans to sell shares of its common stock to the public at a price of $10 per share. See “Business – General Development of Business.”

Unless and until the Company or the Maryland REIT causes its shares to be listed on a national securities exchange or includes the shares for quotation on the Nasdaq Stock Market, it is not expected that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code, subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, the Company intends to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports.

Holders

As of March 24, 2004, the Company had 4,907,107.16 shares of common stock outstanding held by a total of approximately 612 shareholders.

Dividends

In order to remain qualified as a REIT, the Company is required to distribute at least 90% of its annual taxable income to the Company’s shareholders. The Company currently accrues dividends quarterly and pays such dividends in three monthly installments following the end of the quarter and intends to continue doing so.

The following table shows the dividends the Company has paid (including the total amount paid and the amount paid on a per share basis) since the Company commenced operations.

Month Paid	Total Amount of Dividends Paid	Dividends Per Share
November 1999	$59,365	$0.2300
February 2000	109,294	0.2325
May 2000	320,276	0.2350
August 2000	402,124	0.2375
November 2000	478,206	0.2400
February 2001	559,440	0.2425
May 2001	541,380	0.2000
August 2001	602,138	0.2000
November 2001	635,778	0.2000
February 2002	687,544	0.2125
May 2002	1,102,340	0.2250
August 2002	1,166,709	0.2375
November 2002	1,226,777	0.2500
February 2003	1,226,777	0.2500
April 2003	408,762	0.0833
May 2003	408,762	0.0833
June 2003	409,253	0.0834
July 2003	408,762	0.0833

Month Paid	Total Amount of Dividends Paid	Dividends Per Share
August 2003	408,762	0.0833
September 2003	409,253	0.0834
October 2003	408,762	0.0833
November 2003	408,762	0.0833
December 2003	409,253	0.0834
January 2004	408,762	0.0833
February 2004	408,762	0.0833
March 2004	409,253	0.0834

Average Per Quarter		$0.2329

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial information for the Company from the commencement of the Company’s operations. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this annual report.

	Year Ended December 31, (in thousands, except per share data)
	2003	2002	2001	2000	1999
Income Statement Data:
Revenues	$20,973	$20,755	$11,704	$9,626	$5,009
Operations expenses	8,383	8,243	5,068	3,925	2,017
Interest	1,323	1,573	812	1,271	732
Depreciation and amortization	4,758	4,041	2,151	1,786	850

Total expenses	14,464	13,857	8,031	6,982	3,599

Income before minority interests	6,509	6,898	3,673	2,644	1,410
Minority interest in income	(3,035)	(3,193)	(1,932)	(1,770)	(1,396)

Net income	$3,474	$3,705	$1,741	$874	$14

Net income per common share	$0.708	$0.755	$0.573	$0.475	$0.037
Weighted average shares outstanding	4,907	4,905	3,036	1,841	375
Balance Sheet Data:
Real estate	$120,256	$109,294	$66,269	$62,781	$29,518
Other assets	13,810	17,670	4,409	3,017	3,209

Total assets	$134,066	$126,964	$70,678	$65,798	$32,727

Liabilities	$55,183	$45,617	$16,311	$17,439	$13,038
Minority interests in Operating Partnership	37,567	38,598	27,264	27,278	15,866
Shareholders’ equity	41,316	42,749	27,103	21,081	3,823

	$134,066	$126,964	$70,678	$65,798	$32,727

Cash Flow Data:
Proceeds from issuance of common shares	$—	$155	$6,748	$11,660	$3,978
Additions to real estate	8,242	1,983	5,028	6,089	6,368
Other Financial Data:
Distributions per share	$1.0000	$0.9625	$0.8125	$0.9550	$0.9250

The distributions per share represent payments from cash flow rather than from the Company’s net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of the Company’s financial condition and results of operations in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in this annual report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this annual report.

Overview

The Company owns 33 commercial properties, consisting of 18 retail centers, 12 office/warehouse properties and three office buildings. All of the Company’s properties are located in the Houston, Texas and San Antonio, Texas metropolitan areas. As of December 31, 2003, the Company had 630 total tenants. No individual lease or tenant is material to the Company’s business, as revenues from its largest lease constituted 2.10% of the Company’s total revenues during 2003. Leases for the Company’s properties range from one year for its smaller spaces to over ten years for larger tenants. The Company’s leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

The Company has no direct employees and the Company does not manage its properties. The Company’s properties and day-to-day operations are managed by the Management Company under a management agreement. Under this agreement, the Company pays the Management Company the following amounts:

•	a management fee of 5% of the Company’s “Effective Gross Revenues” to manage the Company’s properties;

•	a leasing fee of 6% of the Effective Gross Revenues from leases originated by the Management Company and a fee of 4% of the Effective Gross Revenues from expansions or renewals of existing leases;

•	an administrative fee of 1% of the Company’s Effective Gross Revenues for day-to-day supervisory and general administration services; and

•	the reimbursement of all reasonable and necessary expenses incurred or funds advanced in connection with the management and operation of the Company’s properties, including expenses and costs relating to maintenance and construction personnel incurred on behalf of the Company’s properties; provided, however, that the Company will not reimburse the Management Company for its overhead, including salaries and expenses of centralized employees other than salaries of certain maintenance personnel.

The Company’s management agreement defines “Effective Gross Revenues” as all payments actually collected from tenants and occupants of the Company’s properties, exclusive of:

•	security payments and deposits (unless and until such deposits have been applied to the payment of current or past due rent); and

•	payments received from tenants in reimbursement of the expense of repairing damage caused by tenants.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements. The Company prepared these financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. The Company’s results may differ from these estimates. Currently, the Company believes that its accounting policies do not require the Company to make estimates using assumptions about matters that are highly uncertain. You should read Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has described below the critical accounting policies that the Company believes could impact its consolidated financial statements most significantly.

Basis of Consolidation. The Company is the sole general partner of the Operating Partnership and possesses full legal control and authority over its operations. As of December 31, 2003, the Company owned a majority of the partnership interests in the Operating Partnership. Consequently, the Company’s consolidated financial statements include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and units of limited partnership in the Operating Partnership (“OP Units”) changes the Company’s ownership interests as well as those of minority interests.

Real Estate. The Company records real estate properties at cost, net of accumulated depreciation. The Company capitalizes improvements, major renovations and certain costs directly related to the acquisition, improvement and leasing of real estate. The Company charges expenditures for repairs and maintenance to operations as they are incurred. The Company calculates depreciation using the straight-line method over the estimated useful lives of 5 to 39 years of its buildings and improvements. The Company depreciates tenant improvements using the straight-line method over the life of the lease.

The Company reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through the Company’s operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, the Company records a loss for the amount by which the carrying value of the property exceeds its fair value. The Company has determined that there has been no impairment in the carrying value of its real estate assets as of December 31, 2003.

Purchase Price Allocation. The Company records above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The Company amortizes the capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because most of the Company’s leases are relatively short term, have inflation or other scheduled rent escalations, and cover periods during which there have been few, and generally insignificant, pricing changes in the specific properties’ markets, the properties the Company has acquired have not been subject to leases with terms materially different than then-existing market-level terms.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which the Company expects to primarily range from four to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

The Company amortizes the value of in-place leases, if any, to expense over the remaining initial terms of the respective leases, which, for leases with allocated intangible value, the Company expects to range generally from five to 10 years. The value of customer relationship intangibles is amortized to expense over the remaining initial terms and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

Revenue Recognition. All leases on properties the Company holds are classified as operating leases, and the Company recognizes the related rental income on a straight-line basis over the terms of the related leases. The Company capitalizes or charges to accrued rent receivable, as applicable, differences between rental income earned and amounts due per the respective lease agreements. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period in which the corresponding costs are incurred. The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which the Company estimates to be uncollectible.

Liquidity and Capital Resources

General. During the year ended December 31, 2003, the Company’s properties generated sufficient cash flow to cover the Company’s operating expenses and to allow the Company to pay quarterly distributions. The Company generally leases its properties on a triple-net basis, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities. The Company anticipates that cash flows from operating activities and its borrowing capacity will continue to provide adequate capital for the Company’s working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months. The Company also believes that cash flows from operating activities and its borrowing capacity will allow the Company to make all distributions required for it to continue to qualify to be taxed as a REIT. The Company also believes that its properties are adequately covered by insurance.

Cash and Cash Equivalents. The Company had cash and cash equivalents of $578,687 on December 31, 2003 as compared to $6,091,699 on December 31, 2002 for operations and to purchase marketable securities. This decrease resulted primarily from use of excess loan proceeds from refinancing the Company’s debt in December 2002. The Company places all cash in short-term, highly liquid investments that the Company believes provide appropriate safety of principal. The Company expects its overall holdings of cash and cash equivalents to remain at its current level.

The Company’s Debt for Borrowed Money.

In December 2002, the Company refinanced most of its debt with a new credit facility from GMAC Commercial Mortgage Corporation. The loan is secured by, among other things, 18 of the Company’s properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties. The value of these properties is approximately $62,000,000. The Company may prepay the loan after July 1, 2005 without penalty. The Company must pay a prepayment fee equal to one percent of the outstanding principal balance under the facility if the Company prepays the note prior to July 1, 2005. As of March 30, 2004, the outstanding principal balance under this facility was $34,440,000.

The Company is required to make monthly interest payments under this credit facility. During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5%, adjusted monthly. The interest rate was 3.82% as of December 31, 2003. The Company is not required to make any principal payments prior to the loan’s maturity. The credit facility will mature on January 1, 2006, though the Company has the option, subject to certain conditions, of extending the facility for an additional two-year period. In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

The security documents related to the note contain a covenant that requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations. The Company believes that this covenant and the other restrictions provided for in the Company’s credit facility will not affect or limit Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company. The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults. These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of the Company’s 15 properties that do not secure this debt.

Upon the closing of this financing, the Company repaid approximately $24,800,000 of existing debt, placed approximately $2,800,000 in escrows established at the closing for taxes, insurance, agreed capital improvement and other uses required by the lender and paid fees and expenses of approximately $600,000 incurred in connection with the credit facility. The remaining proceeds, approximately $6,200,000, were available for general working capital purposes.

In August 2002, the Company entered into a $2,000,000 line of credit with First Bank & Trust. The collateral was released and the loan agreement was terminated during the quarter ended September 30, 2003. There was no amount outstanding at December 31, 2002 or at the time the loan agreement was terminated and at no time during 2003 did the Company have any amounts outstanding under this line of credit. This line of credit was secured by the Company’s Bellnot Square property.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with Union Planter’s Bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement terminates in June 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan will be secured by currently owned, unencumbered properties and by properties acquired with the proceeds drawn from the facility. As of December 31, 2003, the Company had borrowed $6,353,182 under this credit facility. The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan. The loan may be prepaid at any time without penalty.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable to Jackson National Life Insurance Company in the amount of $6,550,000 secured by the property. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

In November 2002, the Company borrowed $3,278,000 from Houston R.E. Income Properties XVI, Ltd. (“Houston XVI”). This debt was repaid in 2003 and was evidenced by a promissory note that accrued interest at a rate of 4.25%. The note was secured by the Company’s Corporate Park Northwest property and was payable at any time upon the demand of Houston XVI. The Company used these borrowed funds to repay existing debt. Mr. Hartman controls the general partner of Houston XVI. The Company was only required to make monthly interest payments under the note.

The Company’s Private Placement.

The Company sold common shares between May 1999 and December 2000 in a private placement. As a result of this private placement, the Company received subscriptions to purchase 2,481,745 common shares at a price of $10 per share, resulting in aggregate proceeds of $24,817,451. Although the Company closed this offering in December 2000, the Company received approximately $7,454,000 in gross proceeds in 2001 and approximately $169,000 in gross proceeds in 2002 in accordance with subscription agreements executed prior to December 2000.

After accounting for volume discounts offered to investors, the Company paid $476,175 in selling commissions to broker-dealers and $438,027 to the Management Company for advisory and management services provided in connection with the private placement and for the reimbursement of offering and organizational fees and expenses paid by the Management Company on the Company’s behalf. The Company transferred $23,546,034 of net proceeds to the Operating Partnership as capital contributions and received an aggregate of 2,354,603.4 OP Units therefor.

The Company used proceeds of the private placement to pay down amounts owed under the Company’s then-existing line of credit, to acquire four properties and for general working capital purposes. In addition to the amount the Company paid to the Management Company for its services in connection with the private placement, the Company also paid $992,698 to the Management Company for services the Management Company provided, and to reimburse the Management Company for expenses incurred, in connection with locating, evaluating and completing property acquisitions.

Capital Expenditures. The Company currently does not expect to make significant capital expenditures or any significant improvements to any of the Company’s properties during the next 12 months. However, the Company may have unexpected capital expenditures or improvements on its existing assets. Additionally, the Company may incur significant capital expenditures or make significant improvements in connection with any properties the Company may acquire.

Total Contractual Cash Obligations. A summary of the Company’s contractual cash obligations, as of December 31, 2003, is as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$47,343,182	$463,921	$46,879,261	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$47,343,182	$463,921	$46,879,261	—	—

The Company has no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require the Company’s performance pursuant to a funding commitment.

Property Acquisitions. The Company acquired ten properties from five entities operated by Mr. Hartman during 2002. The Company acquired four of these properties by merging the selling entities with and into either the Company or the Operating Partnership. In these mergers, the Company issued common shares or OP Units, as applicable, to equity holders in the selling entities who were accredited investors and paid cash for equity interests held by non-accredited investors. For all ten properties, the Company issued 1,650,879 common shares, 2,851,066 OP Units (including 1,067,646 issued to HCP), assumed mortgage debt and other liabilities aggregating $15,053,870 and paid approximately $1,811,398 to purchase interests held by non-accredited investors in connection with these mergers.

Common Share Distributions. The Company declared the following distributions to its shareholders during 2002 and 2003:

Month Paid	Total Amount of Distributions Paid	Distributions Per Share
February 2002	$687,544	$0.2125
May 2002	1,102,340	0.2250
August 2002	1,166,709	0.2375
November 2002	1,226,777	0.2500
February 2003	1,226,777	0.2500
April 2003	408,762	0.0833
May 2003	408,762	0.0833
June 2003	409,253	0.0834
July 2003	408,762	0.0833
August 2003	408,762	0.0833
September 2003	409,253	0.0834
October 2003	408,762	0.0833
November 2003	408,762	0.0833
December 2003	409,253	0.0834
January 2004	408,762	0.0833
February 2004	408,762	0.0833
March 2004	409,253	0.0834

Average Per Quarter		$0.2406

The following sets forth the tax status of the amounts the Company distributed to shareholders from 1999 through 2003:

Tax Status	2003	2002	2001	2000	1999
Ordinary income	24.8%	85.1%	70.5%	75.9%	100%
Return of capital	75.2%	14.9%	29.5%	24.1%	—
Capital gain	—	—	—	—	—
Total	100%	100%	100%	100%	100%

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, during 2002 and 2003:

Month Paid	Total Amount of Distributions Paid	Distributions Per Share
February 2002	$1,242,869	$0.2125
May 2002	1,942,412	0.2250
August 2002	2,053,866	0.2375
November 2002	2,161,143	0.2500
February 2003	2,179,976	0.2500
April 2003	726,368	0.0833
May 2003	726,368	0.0833
June 2003	727,240	0.0834
July 2003	726,368	0.0833
August 2003	726,368	0.0833
September 2003	727,240	0.0834
October 2003	726,368	0.0833
November 2003	726,368	0.0833
December 2003	727,240	0.0834
January 2004	726,368	0.0833
February 2004	726,368	0.0833
March 2004	727,240	0.0834

Average Per Quarter		$0.2406

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

General.

The following table provides a general comparison of the Company’s results of operations for the years ended December 31, 2002 and December 31, 2003:

	December 31, 2002	December 31, 2003
Number of properties owned and operated	32	33
Aggregate gross leasable area (sq. ft.)	2,348,862	2,540,031
Occupancy rate	92%	88%
Total Revenues	$20,755,026	$20,972,951
Total Operating Expenses	$13,857,303	$14,463,982
Income before Minority Interest	$6,897,723	$6,508,969
Minority Interest in the Operating Partnership	($3,192,605)	($3,034,795)
Net Income	$3,705,118	$3,474,174

Revenues.

The Company had rental income and tenant reimbursements of $20,605,161 for the year ended December 31, 2003, as compared to revenues of $20,423,485 for the year ended December 31, 2002, an increase of $181,676, or 1%. Substantially all of the Company’s revenues are derived from rents received from the use of the Company’s properties. The increase in the Company’s revenues during 2003 as compared to 2002 was due to an increase in the amount of rent charged at some locations. The Company’s average occupancy rate in 2003 was 90%, as compared to 90% in 2002, and the Company’s average annualized revenue was $8.93 per square foot in 2003, as compared to an average annualized revenue of $8.84 per square foot in 2002.

The Company had interest and other income of $367,790 for the year ended December 31, 2003, as compared to $331,541 for the year ended December 31, 2002, an increase of $36,249, or 11%. The Company holds all revenues and proceeds it receives from offerings in money market accounts and other short-term, highly liquid investments. The increase in interest and other income during 2003 as compared to 2002 resulted primarily from temporarily investing excess loan proceeds. Although more cash was invested in 2003 than in 2002, this increase was offset somewhat by the lower interest rates the Company earned on its investments in 2003 as compared to 2002. The Company expects the percentage of its total revenues from interest income from investments in money market accounts or other short-term, highly liquid investments to decrease as the Company invests cash holdings in properties.

Expenses.

The Company’s total operating expenses, including interest expense and depreciation and amortization expense, were $14,463,982 for the year ended December 31, 2003, as compared to $13,857,303 for the year ended December 31, 2002, an increase of $606,679, or 4%. The Company expects that the dollar amount of operating expenses will increase as the Company acquires additional properties and expands its operations. However, the Company expects that general and administrative expenses as a percentage of total revenues will decline as the Company acquires additional properties.

The increase in the Company’s operating expenses during 2003 was primarily the result of increased maintenance, insurance, utilities and depreciation and amortization expenses. This increase was partially offset by a decrease in real estate tax expense.

The amount the Company pays the Management Company under its management agreement is based on the Company’s revenues and the number of leases that the Management Company originates. As a result of the Company’s increased revenues in 2003, management fees were $1,232,127 in 2003, as compared to $1,231,212 in 2002, an increase of $915, or .07%. The Company’s interest expense decreased by $249,892, or 16%, in 2003 as compared to 2002. Although the Company’s average outstanding debt increased from $29,263,144 in 2002 to $37,264,685 in 2003, the average interest rate associated with this debt decreased from 5.38% in 2002 to 3.90% in 2003. Finally, general and administrative expenses increased $233,741, or 28%, in 2003 as compared to 2002 primarily as the result of an increase in professional fees.

Net Income.

Income provided by operating activities before minority interest was $6,508,969 for the year ended December 31, 2003, as compared to $6,897,723 for the year ended December 31, 2002, a decrease of $388,754, or 6%. Net income provided by operating activities for the year ended December 31, 2003 was $3,474,174, as compared to $3,705,118 for the year ended December 31, 2002, a decrease of $230,944, or 6%.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

General.

The following table provides a general comparison of the Company’s results of operations for the years ended December 31, 2001 and December 31, 2002:

	December 31, 2001	December 31, 2002
Number of properties owned and operated	23	32
Aggregate gross leasable area (sq. ft.)	1,461,454	2,348,862
Occupancy rate	88%	92%
Total Revenues	$11,703,737	$20,755,026
Total Operating Expenses	$8,031,063	$13,857,303
Income before Minority Interest	$3,672,674	$6,897,723
Minority Interest in the Operating Partnership	($1,931,962)	($3,192,605)
Net Income	$1,740,712	$3,705,118

Revenues.

The Company had rental income and tenant reimbursements of $20,423,485 for the year ended December 31, 2002, as compared to revenues of $11,606,031 for the year ended December 31, 2001, an increase of $8,817,454, or 76%. Substantially all of the Company’s revenues are derived from rents received from the use of the Company’s properties. The increase in the Company’s revenues during 2002 as compared to 2001 was due primarily to nine additional properties the Company acquired in 2002, as well as an increase in occupancy levels and an increase in the amount of rent charged at some locations. The Company’s average occupancy rate in 2002 was 90%, as compared to 85% in 2001, and the Company’s average annualized revenue was $8.84 per square foot in 2002, as compared to an average annualized revenue of $8.26 per square foot in 2001.

The Company had interest and other income of $331,541 for the year ended December 31, 2002, as compared to $97,706 for the year ended December 31, 2001, an increase of $233,835, or 239%. The Company holds all revenues and proceeds the Company receives from offerings in money market accounts and other short-term, highly liquid investments. In 2001, the Company had proceeds from the private placement the Company completed in December 2000 that earned interest prior to being invested. The increase in interest and other income during 2002 as compared to 2001 resulted primarily from the fact that the Company had more properties producing non-rent income such as late fees and deposit forfeitures. This increase was offset somewhat by the lower interest rates the Company earned on its investments in 2002 as compared to 2001. The Company expects the percentage of its total revenues from interest income from investments in money market accounts or other short-term, highly liquid investments to return to 2001 levels or decrease as the Company invests cash holdings in properties.

Expenses.

The Company’s total operating expenses, including interest expense and depreciation and amortization expense, were $13,857,303 for the year ended December 31, 2002, as compared to $8,031,063 for the year ended December 31, 2001, an increase of $5,826,240, or 73%. The Company expects that the dollar amount of operating expenses will increase as the Company acquires additional properties and expands its operations. However, the Company expects that general and administrative expenses as a percentage of total revenues will decline as the Company acquires additional properties.

The increase in the Company’s operating expenses during 2002 was primarily the result of increased expenses associated with the nine properties the Company acquired in 2002. Consequently, the Company had higher expenses directly related to these acquired properties, such as increased maintenance, real estate taxes, utilities and depreciation and amortization expenses. Of the $5,826,240 increase in expenses in 2002 as compared to 2001, approximately $2,300,000 of such expenses are subject to reimbursement by tenants. Tenant reimbursements increased approximately $1,400,000 in 2002 when compared to 2001.

The amount the Company pays the Management Company under its management agreement is based on the Company’s revenues and the number of leases that the Management Company originates. As a result of the Company’s increased revenues in 2002, management fees were $1,231,212 in 2002, as compared to $674,529 in 2001, an increase of $556,683, or 83%. The Company’s interest expense increased by $761,241, or 94%, in 2002 as compared to 2001. Although the Company’s average outstanding debt increased from $11,887,723 in 2001 to $29,263,144 in 2002, the average interest rate associated with this debt decreased from 6.83% in 2001 to 5.38% in 2002. Finally, general and administrative expenses increased $312,804, or 60%, in 2002 as compared to 2001 primarily as the result of an increase in professional fees.

Net Income.

Income provided by operating activities before minority interest was $6,897,723 for the year ended December 31, 2002, as compared to $3,672,674 for the year ended December 31, 2001, an increase of $3,225,049, or 88%. Net income provided by operating activities for the year ended December 31, 2002 was $3,705,118, as compared to $1,740,712 for the year ended December 31, 2001, an increase of $1,964,406, or 113%.

Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code beginning with the Company’s taxable year ended December 31, 1999. As a REIT, the Company generally is not subject to federal income tax on income that the Company distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company believes that it is organized and operates in such a manner as to qualify to be taxed as a REIT, and the Company intends to operate so as to remain qualified as a REIT for federal income tax purposes.

Inflation

The Company anticipates that its leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that the Company believes will mitigate the effect of inflation. In addition, many of the Company’s leases are for terms of less than five years, which allows the Company to adjust rental rates to reflect inflation and other changing market conditions when the leases expire. Consequently, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon the Company’s operating results.

Environmental Matters

The Company’s properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company’s operations are conducted. From the Company’s inception, it has incurred no significant environmental costs, accrued liabilities or expenditures to mitigate or eliminate future environmental contamination.

Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. There was no effect to the Company’s Consolidated Financial Statements as a result of such adoption.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its Balance Sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and did not have a material impact on the Company’s Consolidated Financial Statements.

In January and December 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company adopted this interpretation in 2003 and there was no effect to the Company’s Consolidated Financial Statements as a result of such adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which the Company is exposed is the risk related to interest rate fluctuations. The Company will be exposed to changes in interest rates as a result of the Company’s credit facilities that have floating interest rates. As of December 31, 2003, the Company had $40,793,182 of indebtedness outstanding under such facilities. The impact of a 1% increase in interest rates on the Company’s debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $407,932 annually.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Within the 90-day period prior to the filing of this report, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference. The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference. The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference. The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference. The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2004, and is incorporated herein by reference. The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	List of Documents Filed.

1.	Financial Statements. The list of the Company’s financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules. See (d) below.

a.	Schedule II – Valuation and Qualifying Amounts

b.	Schedule III – Real Estate and Accumulated Depreciation

3.	Exhibits. The list of exhibits filed as part of this Annual Report on Form 10-K in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto.

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

1.	On November 4, 2003, the Company filed a Current Report on Form 8-K providing its quarterly report to shareholders.

2.	On December 31, 2003, the Company filed a Current Report on Form 8-K reporting the acquisition of the Windsor Park property.

(c)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Financial Statement Schedules.

1.	Schedule II – Valuation and Qualifying Amounts

2.	Schedule III – Real Estate and Accumulated Depreciation

All other financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN COMMERCIAL PROPERTIES REIT

Dated: March 30, 2004	By:	/s/ ALLEN R. HARTMAN

Allen R. Hartman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2004	/s/ ALLEN R. HARTMAN

Allen R. Hartman, President and Trustee (Principal Executive Officer)

March 30, 2004	/s/ ROBERT W. ENGEL

Robert W. Engel, Chief Financial Officer and Trustee (Principal Accounting Officer)

March 30, 2004	/s/ CHRIS A. MINTON

Chris A. Minton, Trustee

March 30, 2004	/s/ JACK L. MAHAFFEY

Jack L. Mahaffey, Trustee

March 30, 2004	/s/ SAMUEL C. HATHORN

Samuel C. Hathorn, Trustee

March 30, 2004	/s/ CHAND VYAS

Chand Vyas, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Independent Auditors’ Report

To the Board of Trust Managers and Shareholders of

Hartman Commercial Properties REIT

We have audited the accompanying consolidated balance sheets of Hartman Commercial Properties REIT and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hartman Commercial Properties REIT and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in the relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Pannell Kerr Forster of Texas, P.C.

Houston, Texas

February 6, 2004

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Real estate
Land	$26,664,999	$24,044,499
Buildings and improvements	105,055,635	92,984,637

	131,720,634	117,029,136
Less accumulated depreciation	(11,464,280)	(7,735,355)

Real estate, net	120,256,354	109,293,781
Cash and cash equivalents	578,687	6,091,699
Escrows and acquisition deposits	3,188,649	2,891,300
Note receivable	687,003	421,890
Receivables
Accounts receivable, net of allowance for doubtful accounts of $350,750 and $391,500 in 2003 and 2002, respectively	526,855	703,637
Accrued rent receivable	1,963,214	1,700,076
Due from affiliates	3,679,602	2,847,600

Receivables, net	6,169,671	5,251,313

Deferred costs, net	3,039,661	2,918,210
Prepaid expenses and other assets	146,366	95,583

Total assets	$134,066,391	$126,963,776

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets (continued)

	December 31,
	2003	2002
Liabilities and Shareholders’ Equity
Liabilities
Notes payable	$47,343,182	$34,440,000
Note payable to affiliate	—	3,278,000
Accounts payable and accrued expenses	3,324,461	3,308,345
Due to affiliates	757,451	864,487
Tenants’ security deposits	1,061,209	1,117,705
Prepaid rent	453,421	364,593
Dividends payable	1,226,777	1,226,777
Other liabilities	1,016,460	1,016,460

Total liabilities	55,182,961	45,616,367

Minority interests of unit holders in Operating Partnership; 4,065,840 units at December 31, 2003 and 2002	37,567,446	38,598,491
Commitments and Contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common shares, $0.001 par value per share; 100,000,000 shares authorized; 4,907,107 issued and outstanding at December 31, 2003 and 2002	4,907	4,907
Additional paid-in capital	45,529,255	45,529,255
Accumulated deficit	(4,218,178)	(2,785,244)

Total shareholders’ equity	41,315,984	42,748,918

Total liabilities and shareholders’ equity	$134,066,391	$126,963,776

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

	Year Ended December 31,
	2003	2002	2001
Revenues
Rental income	$16,656,340	$16,794,963	$9,352,910
Tenants’ reimbursements	3,948,821	3,628,522	2,253,121
Interest and other income	367,790	331,541	97,706

Total revenues	20,972,951	20,755,026	11,703,737

Expenses
Operation and maintenance	2,505,756	2,299,377	1,417,820
Interest expense	1,323,378	1,573,270	812,029
Real estate taxes	2,050,738	2,629,122	1,529,350
Insurance	509,498	381,155	175,442
Electricity, water and gas utilities	805,772	795,431	700,976
Management and partnership management fees to an affiliate	1,232,127	1,231,212	674,529
General and administrative	1,065,416	831,675	518,871
Depreciation	3,728,925	3,550,325	1,922,247
Amortization	1,029,122	491,536	229,499
Bad debt expense	213,250	74,200	50,300

Total operating expenses	14,463,982	13,857,303	8,031,063

Income before minority interests	6,508,969	6,897,723	3,672,674
Minority interests in Operating Partnership	(3,034,795)	(3,192,605)	(1,931,962)

Net income	$3,474,174	$3,705,118	$1,740,712

Net income per common share	$0.708	$0.755	$0.573

Weighted-average shares outstanding	4,907,107	4,905,022	3,035,521

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2000	2,493,955	$2,494	$22,120,468	$(1,041,631)	$21,081,331
Issuance of common stock for cash, net of offering costs	745,361	745	6,746,856	—	6,747,601
Net income	—	—	—	1,740,712	1,740,712
Dividends	—	—	—	(2,466,840)	(2,466,840)

Balance, December 31, 2001	3,239,316	3,239	28,867,324	(1,767,759)	27,102,804
Issuance of common stock for cash, net of offering costs	16,912	17	154,792	—	154,809
Issuance of common stock to acquire Operating Partnership units	1,067,646	1,068	10,675,392	—	10,676,460
Issuance of common stock in exchange for Operating Partnership units	583,233	583	5,831,747	—	5,832,330
Net income	—	—	—	3,705,118	3,705,118
Dividends	—	—	—	(4,722,603)	(4,722,603)

Balance, December 31, 2002	4,907,107	4,907	45,529,255	(2,785,244)	42,748,918
Net income	—	—	—	3,474,174	3,474,174
Dividends	—	—	—	(4,907,108)	(4,907,108)

Balance, December 31, 2003	4,907,107	$4,907	$45,529,255	$(4,218,178)	$41,315,984

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$3,474,174	$3,705,118	$1,740,712
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,728,925	3,550,325	1,922,247
Amortization	1,029,122	491,536	229,499
Minority interests in Operating Partnership	3,034,795	3,192,605	1,931,962
Bad debt expense	213,250	74,200	50,300
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(223,663)	(956,051)	727,264
Receivables	(387,143)	(682,683)	(403,321)
Due from affiliates	(939,038)	847,608	(1,557,318)
Deferred costs	(978,398)	(894,076)	(725,107)
Prepaid expenses and other assets	(15,336)	77,130	33,002
Accounts payable and accrued expenses	23,215	987,052	(1,099,828)
Tenants’ security deposits	(60,295)	67,876	141,526
Prepaid rent	88,828	125,406	127,785

Net cash provided by operating activities	8,988,436	10,586,046	3,118,723

Cash flows used in investing activities:
Additions to real estate	(8,242,179)	(1,982,508)	(5,027,727)
Proceeds from sale of property	—	60,000	—
Issuance of note receivable	(290,000)	—	—
Repayment of note receivable	22,997	—	—

Net cash used in investing activities	(8,509,182)	(1,922,508)	(5,027,727)

Cash flows from financing activities:
Dividends paid	(4,907,108)	(4,437,575)	(2,233,080)
Distributions paid to OP unit holders	(4,065,840)	(3,998,069)	(2,405,038)
Purchase of nonaccredited investors’ shares	—	(1,452,960)	—
Proceeds from issuance of common shares	—	154,809	6,747,601
Proceeds from notes payable	6,353,182	18,742,991	9,230,000
Proceeds from (repayment of) note payable to affiliate	(3,278,000)	3,278,000	—
Repayments of notes payable	—	(14,639,488)	(9,233,753)
Payments of loan origination costs	(94,500)	(422,965)	(304,000)

Net cash provided by (used in) financing activities	(5,992,266)	(2,775,257)	1,801,730

Net increase (decrease) in cash	(5,513,012)	5,888,281	(107,274)
Cash and cash equivalents at beginning of year	6,091,699	203,418	310,692

Cash and cash equivalents at end of year	$578,687	$6,091,699	$203,418

Supplemental disclosure of cash flow information
Debt assumed in connection with acquisition of properties	$6,550,000	$13,595,156	$—

OP Units issued in connection with acquisition of properties	$—	$28,510,660	$382,521

Shares issued in connection with acquisition of properties	$—	$10,676,460	$—

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 - Summary of Significant Accounting Policies

Description of business and nature of operations

Hartman Commercial Properties REIT (“HCP”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties. Hartman, HCP’s Chairman of the Board of Trust Managers, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years. HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”) which was formed on December 31, 1998 as a Delaware limited partnership. HCP and the Operating Partnership are collectively referred to herein as the “Company”. HCP currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company. As of December 31, 2003, 2002 and 2001, the Company owned and operated 33, 32 and 23 office and retail properties in and around Houston and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership. As of December 31, 2003, HCP owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and OP Units changes the ownership interests of both the minority interests and the Company.

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2003 and 2002 consist of demand deposits at commercial banks and money market funds.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Real estate

Real estate properties are recorded at cost, net of accumulated depreciation. Improvements, major renovations, and certain costs directly related to the acquisition, improvement, and leasing of real estate are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for the buildings and improvements. Tenant improvements are depreciated using the straight-line method over the life of the lease.

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of December 31, 2003.

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

Offering costs

Offering costs include selling commissions, issuance costs, investor relations fees and unit purchase discounts. These costs were incurred in the raising of capital through the sale of common shares and are treated as a reduction of shareholders’ equity.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Federal income taxes

The Company is qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and is therefore not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status. The Company believes it has continuously met these conditions since reaching 100 shareholders in 1999 (see Note 8).

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

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts and note receivable and accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The fair value of the Company’s debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements.

Concentration of risk

Substantially all of the Company’s revenues are obtained from office, office/warehouse and retail locations in the Houston, Texas and San Antonio, Texas metropolitan areas.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 - Summary of Significant Accounting Policies (Continued)

Concentration of risk (continued)

The Company maintains cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the federally insured limits, although no losses have been incurred in connection with such cash balances.

Comprehensive income

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” in 1999. For the years presented, the Company did not have significant amounts of comprehensive income.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications had no effect on 2002 net income or shareholders’ equity.

New accounting pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. There was no effect to the Company’s Consolidated Financial Statements as a result of such adoption.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on the Company’s Consolidated Financial Statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 - Summary of Significant Accounting Policies (Continued)

New accounting pronouncements (continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its Balance Sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and did not have a material impact on the Company’s Consolidated Financial Statements.

In January and December 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company adopted this interpretation in 2003 and there was no effect to the Company’s Consolidated Financial Statements as a result of such adoption.

Note 2 - Real Estate

During 2001, the Company acquired from an unrelated party one grocery-anchored shopping center comprising approximately 90,327 square feet of gross leaseable area (“GLA”). The property was acquired for cash consideration of approximately $4,600,000.

During 2002, the Company completed a series of transactions to acquire ten commercial real estate properties from affiliated partnerships. Approximately 883,494 square feet of GLA was acquired for the following consideration:

2,851,066 HCP shares of beneficial interest and HROP partnership units convertible one for one into HCP shares	$28,510,660
Assumption of mortgage debt	13,595,156
Cash	1,811,398
Other liabilities assumed, net of other assets acquired	1,458,714

Total	$45,375,928

During 2003, the Company acquired from an unrelated party one multi-tenant retail center comprising approximately 192,458 square feet of GLA. The property was acquired for cash and assumption of debt of $6,550,000 for a total consideration of approximately $13,100,000.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 2 - Real Estate (Continued)

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 2 - Real Estate (Continued)

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

The value of in-place leases, if any, is amortized to expense over the remaining initial term of the respective leases, which, for leases with allocated intangible value, are expected to range generally from five to 10 years. The value of customer relationship intangibles is amortized to expense over the remaining initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are be charged to expense.

Effective November 19, 2002, the Company sold one of the properties acquired during 2002 to an unrelated third party. The sales price of the property of $780,000 equaled its carrying value and initial cost and no gain or loss from disposition was recorded. The Company purchased the property from a related party two months earlier. Revenues and operating expenses of the property were minimal and are recorded in the consolidated statements of income for the year ended December 31, 2002. Consideration from the sale included a note receivable from the purchaser maturing December 4, 2004 in the amount of $420,000 and $360,000 in cash. Interest is payable monthly at 6% per annum with the unpaid principal due on maturity.

At December 31, 2003, the Company owned 33 commercial properties in the Houston and San Antonio, Texas areas comprising approximately 2,540,000 square feet of GLA.

Note 3 - Note Receivable

In January 2003, the Company partially financed the sale of a property it had previously sold and for which it had taken a note receivable of $420,000 as part of the consideration. The Company advanced $290,000 and renewed and extended the balance of $420,000 still due from the original sale.

The original principal amount of the note receivable, dated January 10, 2003, is $710,000. The note is payable in monthly installments of $6,382, including interest at 7% per annum, for the first two years of the note. Thereafter, monthly installments of $7,489 are due with interest at 10% per annum. The note is fully amortizing with the final payment due January 10, 2018.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 4 - Deferred Costs

Deferred costs consist of the following:

	December 31,
	2003	2002
Leasing commissions	$3,380,549	$2,402,151
Deferred financing costs	1,443,218	1,271,043

	4,823,767	3,673,194
Less: accumulated amortization	(1,784,106)	(754,984)

	$3,039,661	$2,918,210

Note 5 - Future Minimum Lease Income

The Company leases the majority of its office and retail properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2003, is as follows:

Years Ended December 31,
2004	$17,026,995
2005	14,350,658
2006	10,943,928
2007	7,983,978
2008	5,380,932
Thereafter	9,567,542

$65,254,033

Note 6 - Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	December 31,
	2003	2002
Mortgages and other notes payable	$40,990,000	$34,440,000
Revolving loan secured by properties	6,353,182	—

Total	$47,343,182	$34,440,000

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 6 - Debt (Continued)

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006. The loan bears interest at 2.5% over a LIBOR rate (3.82% and 3.92% at December 31, 2003 and 2002, respectively) computed on the basis of a 360-day year and has a two-year extension option. Interest only payments are due monthly for the first 30 month period after the origination date, after which, the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity. The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing. The security documents related to the mortgage loan contain a covenant that requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated operations. This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan will be secured by currently owned, unencumbered properties and by properties acquired with the proceeds drawn from the facility. As of December 31, 2003, the Company had borrowed $6,353,182 under this credit facility. The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan. The loan may be prepaid at any time without penalty.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

The Company also had available a $2,000,000 revolving line of credit maturing in July 2004 from a bank. The revolver note bore interest at the bank’s prime rate and was secured by our Bellnot Square property. The collateral was released and the loan agreement terminated during the quarter ended September 30, 2003. No amount was outstanding on the line of credit at December 31, 2002.

As of December 31, 2003, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended December 31,
2004	$463,921
2005	41,268,855
2006	5,610,406

$47,343,182

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 6 - Debt (Continued)

Note Payable to Affiliate

In November 2002, the Company issued a $3,278,000 note payable bearing interest at 4.25% per annum to Houston R.E. Income Properties XVI, Ltd., a related party operated by Hartman. The note was secured by property and due upon demand with interest only payments due monthly. The note was repaid in the second quarter of 2003.

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $1,321,758, $1,636,904 and $812,029 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 7 - Earnings Per Share

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

	Year Ended December 31,
	2003	2002	2001
Basic and diluted earnings per share
Weighted average common shares outstanding	4,907,107	4,905,022	3,035,521
Basic and diluted earnings per share	$0.708	$0.755	$0.573
Net income	$3,474,174	$3,705,118	$1,740,712

Note 8 - Federal Income Taxes

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 8 - Federal Income Taxes (Continued)

For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2003	2002	2001
Ordinary income (unaudited)	24.8%	85.1%	70.5%
Return of capital (unaudited)	75.2%	14.9%	29.5%
Capital gain distributions (unaudited)	0%	0%	0%

Total	100%	100%	100%

Note 9 - Related-Party Transactions

In January 1999, the Company entered into a property management agreement with the Management Company. In consideration for supervising the management and performing various day-to-day affairs, the Company pays the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined. The Company incurred total management and partnership fees of $1,232,127, $1,231,212 and $674,529 for the years ended December 31, 2003, 2002 and 2001, respectively, of which $93,006 and $81,094 were payable at December 31, 2003 and 2002, respectively.

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company. At December 31, 2003 and 2002, $288,305 and $382,231, respectively, was payable to the Management Company related to these reimbursable costs.

In consideration of managing and leasing the properties, the Company also pays the Management Company leasing commissions of 6% for leases originated by the Management Company and 4% for expansions and renewals of existing leases based on Effective Gross Revenues from the properties. The Company incurred total leasing commissions to the Management Company of $978,398, $890,852 and $725,109 for the years ended December 31, 2003, 2002 and 2001, respectively, of which $175,725 and $200,747 were payable at December 31, 2003 and 2002, respectively.

Also, the Company paid the Management Company a fee of up to 2% of the gross selling price of all common shares sold in consideration of offering services performed by the Management Company. The Company incurred total fees of $3,259 and $128,066 for the years ended December 31, 2002 and 2001, respectively. Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

The Management Company also receives acquisition fees equal to 4% of the gross selling price of all common shares sold as a reimbursement of expenses incurred in identifying reviewing, and acquiring properties for the Company. The Company incurred total fees of $6,766 and $298,144 for the years ended December 31, 2002 and 2001, respectively. Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 9 - Related-Party Transactions (Continued)

The Management Company paid the Company $106,789, $79,168 and $78,535 for office space in 2003, 2002 and 2001, respectively. Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company. At December 31, 2003 and 2002, $200,415 was payable to the Management Company related to these liabilities.

The Company’s day-to-day operations are strategically directed by the Board of Trust Managers and implemented through the Management Company. Hartman is the Company’s Board Chairman and sole owner of the Management Company. Hartman was owed $41,306 in dividends payable on his common shares at December 31, 2003 and 2002. Hartman owned 3.4%, 3.4% and 4.5% of the issued and outstanding common shares of the Company as of December 31, 2003, 2002 and 2001, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 2, 6 and 10.

Note 10 - Shareholders’ Equity

The Charter and Bylaws of the Company authorize the Company to issue up to 100,000,000 common shares at $.001 par value per share, and 10,000,000 Preferred Shares at $.001 par value per share. The Company commenced a private offering (the “Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Offering of $25,000,000. The Company intended that the Offering be exempt from the registration requirements of the Securities Act of 1933 and Regulation D promulgated there under. The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an Hartman Commercial Properties REIT and Subsidiary exemption from such registration is available. The Offering was directed solely to “accredited investors” as such term is defined in Regulation D. Pursuant to the Offering, the Company sold for cash or issued in exchange for property or OP Units, 4,907,107, 4,907,107 and 3,239,316 shares as of December 31, 2003, 2002 and 2001, respectively. HCP conducts substantially all of its operations through the Operating Partnership. All net proceeds of the Offering were contributed by HCP to the Operating Partnership in exchange for OP Units. The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes. HCP received one OP Unit for each $10 contributed to the Operating Partnership. OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to HCP shares that were being sold in the Offering for $10 per share. At December 31, 2003, Hartman and the Board of Trust Managers collectively own 8.15% of HCP’s outstanding shares.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 10 - Shareholders’ Equity (Continued)

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. Holders of OP unites are not entitled to rights as shareholders prior to conversion of their OP units. As of December 31, 2003 and 2002, there were 8,719,906 OP Units outstanding. HCP owned 4,654,066 Units as of December 31, 2003 and 2002. HCP’s weighted-average share ownership in the Operating Partnership was approximately 53.37%, 53.71% and 49.59% during the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, Hartman and the Board of Trust Managers collectively own 9.47% of HROP’s outstanding units.

During 2002, the Company acquired ten properties from various Hartman operated limited partnerships in exchange for 2,851,066 OP Units.

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units related to the years ended December 31, 2003, 2002 and 2001.

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable
0.2000	5/15/01	$541,380
0.2000	8/15/01	602,138
0.2000	11/15/01	635,778
0.2125	2/15/02	687,544
0.2250	5/15/02	1,102,340
0.2375	8/15/02	1,166,709
0.2500	11/15/02	1,226,777
0.2500	2/15/03	1,226,777
0.0833	4/15/03	408,762
0.0833	5/15/03	408,762
0.0834	6/15/03	409,253
0.0833	7/15/03	408,762
0.0833	8/15/03	408,762
0.0834	9/15/03	409,253
0.0833	10/15/03	408,762
0.0833	11/15/03	408,762
0.0834	12/15/03	409,253
0.0833	1/15/04	408,762
0.0833	2/15/04	408,762
0.0834	3/15/04	409,253

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 10 - Shareholders’ Equity (Continued)

Dividends and distributions (continued)

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable
0.2000	5/15/01	$1,070,594
0.2000	8/15/01	1,126,845
0.2000	11/15/1	1,158,818
0.2125	2/15/02	1,242,869
0.2250	5/15/02	1,942,412
0.2375	8/15/02	2,053,866
0.2500	11/15/02	2,161,143
0.2500	2/15/03	2,179,976
0.0833	4/15/03	726,368
0.0833	5/15/03	726,368
0.0834	6/15/03	727,240
0.0833	7/15/03	726,368
0.0833	8/15/03	726,368
0.0834	9/15/03	727,240
0.0833	10/15/03	726,368
0.0833	11/15/03	726,368
0.0834	12/15/03	727,240
0.0833	1/15/04	726,368
0.0833	2/15/04	726,368
0.0834	3/15/04	727,240

Note 11 - Incentive Share Plan

The Company has adopted an Employee and Trust Manager Incentive Share Plan (the “Incentive Share Plan”) to (i) furnish incentives to individuals chosen to receive share-based awards because they are considered capable of improving operations and increasing profits; (ii) encourage selected persons to accept or continue employment with the Company; and (iii) increase the interest of employees and Trust Managers in the Company’s welfare through their participation and influence on the growth in value of the common shares. The class of eligible persons that can receive grants of incentive awards under the Incentive Share Plan consists of key employees, directors, non-employee trust managers, members of the Management Company and consultants as determined by the compensation committee of the Board of Trust Managers. The total number of common shares that may be issued under the Incentive Share Plan is an amount of shares equal to 5% of the outstanding shares on a fully diluted basis. As of December 31, 2003, no options or awards to purchase common shares have been granted under the Incentive Share Plan.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 11 - Incentive Share Plan (Continued)

Under SFAS No. 123, “Accounting for Stock Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company is permitted to either record compensation expense for incentive awards granted to employees and directors based on their fair value on the date of grant or to apply the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and recognize compensation expense, if any, to the extent that the fair market value of the underlying stock on the grant date exceeds the exercise price of the award granted. The Company will record compensation expense for awards granted to employees and directors based on the intrinsic value method. For awards granted to non-employees, such as Trust Managers, employees of the Management Company, and consultants, the Company will record expense based on the award’s fair value on its date of grant as required by SFAS 123 and SFAS 148.

Note 12 - Commitments and Contingencies

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

Note 13 - Segment Information

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

The retail segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Houston and San Antonio, Texas. The customer base includes supermarkets and other retailers who generally sell basic necessity-type commodities. The office/warehouse segment is engaged in the acquisition, development and management of office and warehouse centers located in Houston, Texas and has a diverse customer base. The office segment is engaged in the acquisition, development and management of commercial office space. Included in “Other” are corporate related items, insignificant operations and costs that are not allocated to the reportable segments.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 13 - Segment Information (Continued)

Information concerning the Company’s reportable segments for the years ended December 31 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total
2003
Revenues	$10,747,435	$8,399,522	$1,552,976	$273,018	$20,972,951
Net operating income	7,082,260	5,508,082	835,171	230,297	13,655,810
Total assets	66,467,920	50,107,322	7,329,468	10,161,681	134,066,391
Capital expenditures	14,065,370	598,583	27,545	—	14,691,498
2002
Revenues	$10,851,942	$8,282,170	$1,558,335	$62,579	$20,755,026
Net operating income	7,200,296	5,361,944	759,761	22,528	13,344,529
Total assets	54,300,713	50,685,602	7,628,230	14,349,231	126,963,776
Capital expenditures	17,005,552	29,411,594	158,046	—	46,575,192
2001
Revenues	$7,284,444	$3,099,998	$1,289,893	$29,402	$11,703,737
Net operating income	4,849,565	1,752,006	539,004	14,745	7,155,320
Total assets	38,015,144	22,534,392	7,746,679	2,381,902	70,678,117
Capital expenditures	4,872,237	282,228	255,784	—	5,410,249

Net operating income reconciles to net income shown on the consolidated statements of income for the years ended December 31 as follows:

	2003	2002	2001
Total segment operating income	$13,655,810	$13,344,529	$7,155,320
Less:
Depreciation and amortization	4,758,047	4,041,861	2,151,746
Interest	1,323,378	1,573,270	812,029
General and administrative	1,065,416	831,675	518,871

Income before minority interests	6,508,969	6,897,723	3,672,674
Minority interests in Operating Partnership	(3,034,795)	(3,192,605)	(1,931,962)

Net income	$3,474,174	$3,705,118	$1,740,712

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003

Note 14 - Pro Forma Financial Information (Unaudited)

During December 2003 the Company acquired a retail center for approximately $13,100,000. The pro forma financial information for the years ended December 31, 2003 and 2002 is based on the historical statements of the Company after giving effect to the acquisition as if such acquisition took place on January 1, 2002.

The pro forma financial information shown below is presented for information purposes only and may not be indicative of results that would have actually occurred if the acquisition had been in effect at the date indicated, nor does it purport to be indicative of the results that may be achieved in the future.

	Year Ended December 31,
	2003	2002
Pro forma revenues	$23,082,293	$22,716,091

Pro forma net income available to common shareholders	$3,694,840	$3,810,058

Pro forma basic and diluted earnings per common share	$0.753	$0.777

Note 15 - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$5,537,139	$5,485,617	$5,034,083	$4,916,112
Income before minority interests	1,704,364	1,967,161	1,447,357	1,390,087
Minority interest in income	(794,662)	(917,156)	(676,661)	(646,316)
Net income	909,702	1,050,005	770,696	743,771
Basic and diluted earnings per share	$0.185	$0.214	$0.157	$0.152
2002
Revenues	$5,118,934	$5,214,460	$5,112,764	$5,308,868
Income before minority interests	1,710,943	2,043,641	1,788,175	1,354,964
Minority interest in income	(789,674)	(943,952)	(825,121)	(633,858)
Net income	921,269	1,099,689	963,054	721,106
Basic and diluted earnings per share	$0.188	$0.224	$0.196	$0.147

Hartman Commercial Properties REIT and Subsidiary

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Additions Related to Acquired Assets	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$391,500	$213,250	$(254,000)	$—	$350,750
Year ended December 31, 2002	225,800	74,200	—	91,500	391,500
Year ended December 31, 2001	175,500	50,300	—	—	225,800

Hartman Commercial Properties REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

Name	Description	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period (1) (2)
		Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total
Holly Knight	Retail	$319,981	$1,292,820	$26,755	—	$319,981	$1,319,575	$1,639,556
Kempwood Plaza	Retail	733,443	1,798,433	742,638	—	733,443	2,541,071	3,274,514
Bissonnet Beltway	Retail	414,515	1,946,808	117,713	—	414,515	2,064,521	2,479,036
Interstate 10	Office/warehouse	207,903	3,700,169	181,043	—	207,903	3,881,212	4,089,115
West Belt Plaza	Office/warehouse	567,805	2,165,204	246,383	—	567,805	2,411,587	2,979,392
Greens Road	Retail	353,604	1,283,613	77,197	—	353,604	1,360,810	1,714,414
Town Park	Retail	849,529	2,911,206	144,590	—	849,529	3,055,796	3,905,325
Webster Point	Retail	720,336	1,150,029	55,945	—	720,336	1,205,974	1,926,310
Centre South	Retail	481,201	1,595,997	302,309	—	481,201	1,898,306	2,379,507
Torrey Square	Retail	1,981,406	2,970,911	75,489	—	1,981,406	3,046,400	5,027,806
Dairy Ashford	Office/warehouse	225,544	1,211,476	86,395	—	225,544	1,297,871	1,523,415
Main Park	Office/warehouse	1,327,762	2,721,075	436,484	—	1,327,762	3,157,559	4,485,321
Northeast Square	Retail	564,927	2,007,585	138,338	—	564,927	2,145,923	2,710,850
Plaza Park	Office/warehouse	901,602	3,293,514	212,570	—	901,602	3,506,084	4,407,686
Northwest Place	Office/warehouse	110,790	978,554	16,611	—	110,790	995,165	1,105,955
Lion Square	Retail	1,546,010	4,289,098	243,993	—	1,546,010	4,533,091	6,079,101
Zeta Building	Office	637,180	1,819,409	77,046	—	637,180	1,896,455	2,533,635
Royal Crest	Office	508,850	1,355,215	122,948	—	508,850	1,478,163	1,987,013
Featherwood	Office	368,283	2,591,026	412,126	—	368,283	3,003,152	3,371,435
South Richey	Retail	777,720	2,584,167	214,329	—	777,720	2,798,496	3,576,216
Corporate Park Woodland	Office/warehouse	651,549	5,376,813	417,182	—	651,549	5,793,995	6,445,544
South Shaver	Retail	184,368	632,635	185,694	—	184,368	818,329	1,002,697
Providence	Retail	917,936	3,674,732	114,744	—	917,936	3,789,476	4,707,412
Corporate Park Northwest	Office/warehouse	1,533,940	6,305,599	113,511	—	1,533,940	6,419,110	7,953,050
Bellnot Square	Retail	1,154,239	4,638,055	29,962	—	1,154,239	4,668,017	5,822,256
Corporate Park West	Office/warehouse	2,555,289	10,507,691	148,498	—	2,555,289	10,656,189	13,211,478
Westgate	Office/warehouse	672,303	2,775,879	22,376	—	672,303	2,798,255	3,470,558
Garden Oaks	Retail	1,285,027	5,292,755	159,509	—	1,285,027	5,452,264	6,737,291
Westchase	Retail	422,745	1,750,555	168,864	—	422,745	1,919,419	2,342,164
Sunridge	Retail	275,534	1,186,037	10,755	—	275,534	1,196,792	1,472,326
Holly Hall	Office/warehouse	607,519	2,515,881	9,825	—	607,519	2,525,706	3,133,225
Brookhill	Office/warehouse	185,659	787,605	151,267	—	185,659	938,872	1,124,531
Windsor Park	Retail	2,620,500	10,482,000	—	—	2,620,500	10,482,000	13,102,500

TOTAL		$26,664,999	$99,592,546	$5,463,089	$—	$26,664,999	$105,055,635	$131,720,634

Hartman Commercial Properties REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2003

(Continued)

Name	Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
Holly Knight	Retail	$202,398		8/1/00	5-39 years
Kempwood Plaza	Retail	430,345		2/2/99	5-39 years
Bissonnet Beltway	Retail	404,935		1/1/99	5-39 years
Interstate 10	Office/warehouse	782,893		1/1/99	5-39 years
West Belt Plaza	Office/warehouse	495,360		1/1/99	5-39 years
Greens Road	Retail	247,740		1/1/99	5-39 years
Town Park	Retail	570,162		1/1/99	5-39 years
Webster Point	Retail	175,766		1/1/00	5-39 years
Centre South	Retail	305,447		1/1/00	5-39 years
Torrey Square	Retail	403,071		1/1/00	5-39 years
Dairy Ashford	Office/warehouse	225,012		1/1/99	5-39 years
Main Park	Office/warehouse	588,772		1/1/99	5-39 years
Northeast Square	Retail	360,567		1/1/99	5-39 years
Plaza Park	Office/warehouse	492,798		1/1/00	5-39 years
Northwest Place	Office/warehouse	133,237		1/1/00	5-39 years
Lion Square	Retail	576,262		1/1/00	5-39 years
Zeta Building	Office	252,833		1/1/00	5-39 years
Royal Crest	Office	213,521		1/1/00	5-39 years
Featherwood	Office	505,621		1/1/00	5-39 years
South Richey	Retail	386,063		8/25/99	5-39 years
Corporate Park Woodland	Office/warehouse	706,507	11/1/00		5-39 years
South Shaver	Retail	137,438		12/17/99	5-39 years
Providence	Retail	302,234		3/30/01	5-39 years
Corporate Park Northwest	Office/warehouse	479,700		1/1/02	5-39 years
Bellnot Square	Retail	259,033		1/1/02	5-39 years
Corporate Park West	Office/warehouse	727,859		1/1/02	5-39 years
Westgate	Office/warehouse	197,125		1/1/02	5-39 years
Garden Oaks	Retail	361,074		1/1/02	5-39 years
Westchase	Retail	151,567		1/1/02	5-39 years
Sunridge	Retail	115,072		1/1/02	5-39 years
Holly Hall	Office/warehouse	158,984		1/1/02	5-39 years
Brookhill	Office/warehouse	103,102		1/1/02	5-39 years
Windsor Park	Retail	11,782		12/16/03	5-39 years

TOTAL		$11,464,280

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, 2003 follows:

	2003	2002	2001
Balance at beginning of period	$117,029,136	$70,453,944	$65,043,695
Additions during the period
Acquisitions	13,102,500	45,372,684	4,604,655
Improvements	1,588,998	1,982,508	805,594

	14,691,498	47,355,192	5,410,249
Deductions – cost of real estate sold	—	780,000	—

Balance at close of period	$131,720,634	$117,029,136	$70,453,944

(2)	The aggregate cost of real estate for federal income tax purposes is $101,250,815.

Hartman Commercial Properties REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

3.1**	Amended and Restated Declaration of Trust of Hartman Commercial Properties REIT, a Texas real estate investment trust (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

3.2**	Bylaws (previously filed in and incorporated by reference to the Registrant’s Registration Statement on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.1**	Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.2**	Property Management Agreement, dated as of January 28, 1999 by and between Hartman REIT Operating Partnership, L.P. and Hartman Management, L.P. (previously filed in and incorporated by reference to the Registrant’s Registration Statement on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.3**	Certificate of Formation of Hartman REIT Operating Partnership II GP, LLC (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.4**	Limited Liability Agreement of Hartman REIT Operating Partnership II GP, LLC (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.5**	Agreement of Limited Partnership of Hartman REIT Operating Partnership II, L.P. (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.6**	Promissory Note, dated December 20, 2002, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.7**	Deed of Trust and Security Agreement, dated December 20, 2002, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.8**	Loan Agreement between Hartman REIT Operating Partnership, L.P. and Union Planter’s Bank, N.A. (previously filed in and incorporated by reference to Amendment No. 2 to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on August 6, 2003)

21.1**	List of subsidiaries of Hartman Commercial Properties REIT (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive and Financial Officers

*	Filed herewith.

**	Previously filed.