Form 10-Q
period 2004-03-31
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2004-05-17
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of the registrant’s Common Shares of Beneficial Interest outstanding at May 14, 2004 was 4,907,107.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003
Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003 (unaudited)
Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2004 (unaudited) and for the Year Ended December 31, 2003
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Real estate
Land	$26,664,999	$26,664,999
Buildings and improvements	105,318,184	105,055,635
	131,983,183	131,720,634
Less accumulated depreciation	(12,411,289)	(11,464,280)
Real estate, net	119,571,894	120,256,354

Cash and cash equivalents	1,230,077	578,687

Investment in real estate held for sale	12,424,792	—

Escrows and acquisition deposits	2,269,852	3,188,649

Note receivable	686,358	687,003

Receivables
Accounts receivable, net of allowance for doubtful accounts of $296,225 and $350,750 as of March 31, 2004 and December 31, 2003, respectively	354,869	526,855
Accrued rent receivable	2,019,980	1,963,214
Due from affiliates	3,598,927	3,679,602

Receivables, net	5,973,776	6,169,671

Deferred costs, net	2,958,454	3,039,661

Prepaid expenses and other assets	387,442	146,366

Total assets	$145,502,645	$134,066,391

See notes to consolidated financial statements.

	March 31, 2004	December 31, 2003
	(Unaudited)
Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$57,834,269	$47,343,182
Accounts payable and accrued expenses	1,935,600	3,324,461
Due to affiliates	763,149	757,451
Tenants’ security deposits	1,052,671	1,061,209
Prepaid rent	353,431	453,421
Dividends payable	1,226,777	1,226,777
Other liabilities	1,016,460	1,016,460

Total liabilities	64,182,357	55,182,961

Minority interests of unit holders in Operating Partnership; 4,065,840 units at March 31, 2004 and December 31, 2003	37,196,675	37,567,446

Minority interests in real estate held for sale	3,295,288	—

Commitments and contingencies	—	—

Shareholders’ equity
Preferred shares, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common shares, $0.001 par value per share; 100,000,000 shares authorized; 4,907,107 issued and outstanding at March 31, 2004 and December 31, 2003	4,907	4,907
Additional paid-in capital	45,529,255	45,529,255
Accumulated deficit	(4,705,837)	(4,218,178)

Total shareholders’ equity	40,828,325	41,315,984

Total liabilities and shareholders’ equity	$145,502,645	$134,066,391

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues
Rental income	$4,431,851	$4,146,845
Tenants’ reimbursements	917,700	1,254,624
Interest and other income	136,875	135,670

Total revenues	5,486,426	5,537,139

Expenses
Operation and maintenance	691,414	603,792
Interest expense	568,550	337,519
Real estate taxes	670,720	654,082
Insurance	127,808	109,704
Electricity, water and gas utilities	185,866	190,212
Management and partnership management fees to an affiliate	324,138	342,809
General and administrative	353,328	281,561
Depreciation	947,009	920,011
Amortization	287,311	236,810
Bad debt expense (recoveries)	(54,525)	156,275

Total operating expenses	4,101,619	3,832,775

Income before minority interests	1,384,807	1,704,364

Minority interests in Operating Partnership	(645,689)	(794,662)

Net income	$739,118	$909,702

Net income per common share	$0.151	$0.185

Weighted-average shares outstanding	4,907,107	4,907,107

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balance, December 31, 2002	4,907,107	$4,907	$45,529,255	$(2,785,244)	$42,748,918

Net income	—	—	—	3,474,174	3,474,174

Dividends	—	—	—	(4,907,108)	(4,907,108)

Balance, December 31, 2003	4,907,107	4,907	45,529,255	(4,218,178)	41,315,984

Net income	—	—	—	739,118	739,118

Dividends	—	—	—	(1,226,777)	(1,226,777)

Balance, March 31, 2004	4,907,107	$4,907	$45,529,255	$(4,705,837)	$40,828,325

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$739,118	$909,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	947,009	920,011
Amortization	287,311	236,810
Minority interests in Operating Partnership	645,689	794,662
Bad debt expense (recoveries)	(54,525)	156,275
Changes in operating assets and liabilities:
Escrows and acquisition deposits	918,797	638,974
Receivables	169,745	(355,691)
Due from affiliates	86,373	(214,802)
Deferred costs	(174,213)	(241,536)
Prepaid expenses and other assets	58,702	107,154
Accounts payable and accrued expenses	(1,388,861)	(1,689,210)
Tenants’ security deposits	(8,538)	(7,116)
Prepaid rent	(99,990)	(84,613)

Net cash provided by operating activities	2,126,617	1,170,620

Cash flows used in investing activities:
Additions to real estate	(262,549)	(537,387)
Purchase of investment securities	—	(2,990,903)
Investment in real estate partnership	(9,129,504)	—
Issuance of note receivable	—	(290,000)
Repayment of note receivable	645	—

Net cash used in investing activities	(9,391,408)	(3,818,290)

Cash flows from financing activities:
Dividends paid	(1,226,777)	(1,226,777)
Distributions paid to OP unit holders	(1,016,460)	(1,016,460)
Proceeds from notes payable	10,356,818	—
Repayments of notes payable	(165,509)	—
Payments of loan origination costs	(31,891)	—

Net cash provided by (used in) financing activities	7,916,181	(2,243,237)

Net increase (decrease) in cash and cash equivalents	651,390	(4,890,907)

Cash and cash equivalents at beginning of period	578,687	6,091,699

Cash and cash equivalents at end of period	$1,230,077	$1,200,792

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

Note 1   -                      Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2003 are derived from the audited financial statements of the Company at that date.  The unaudited financial statements at March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) as of March 31, 2004 and results of operations and cash flows for the three month period ended March 31, 2004.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Form 10-K annual report.

Description of business and nature of operations

HCP was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties.  Hartman, HCP’s Chairman of the Board of Trust Managers, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years.  HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP”), which was formed on December 31, 1998 as a Delaware limited partnership.  HCP and the Operating Partnership are collectively referred to herein as the “Company.”  HCP currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations.  As of March 31, 2004 and December 31, 2003, the Company owned and operated 33 office and retail properties in and around Houston and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership.  As of March 31, 2004 and December 31, 2003, HCP owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at March 31, 2004 and December 31, 2003 consist of demand deposits at commercial banks and money market funds.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of March 31, 2004 and December 31, 2003.

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

Federal income taxes

The Company is qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and is therefore not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status.  The Company believes it has continuously met these conditions since reaching 100 shareholders in 1999 (see Note 7).

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

Comprehensive income

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display for comprehensive income and its components.  For the periods presented, the Company did not have significant amounts of comprehensive income.

Note 2   -                      Real Estate

During 2003, the Company acquired from an unrelated party one multi-tenant retail center comprising approximately 192,458 square feet of gross leasable area (GLA).  The property was acquired for cash and assumption of debt of $6,550,000 for a total consideration of approximately $13,100,000.

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

At March 31, 2004 and December 31, 2003, the Company owned and operated 33 commercial properties in the Houston, Texas and San Antonio, Texas areas comprising approximately 2,540,000 square feet of gross leasable area.

Note 3   -                      Investment in Real Estate Partnership

During January 2004, HROP contributed  approximately $9,100,000 to Hartman Gulf Plaza Acquisitions LP, a Texas limited partnership, in which it is a limited partner with a 73.11% percentage interest.  On January 30, 2004, the partnership purchased Gulf Plaza, a 120,651 square foot office building located in Houston, Texas.  The purpose of the partnership is to acquire and sell tenant-in-common interests in the building.

Note 4   -                      Note Receivable

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

Note 5   -                      Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	March 31, 2004	December 31, 2003

Mortgages and other notes payable	$40,857,799	$40,990,000
Revolving loan secured by properties	16,710,000	6,353,182
Insurance premium finance note	266,470	—

Total	$57,834,269	$47,343,182

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006.  The loan bears interest at 2.5% over a LIBOR rate (3.82% at March 31, 2004 and December 31, 2003) computed on the basis of a 360 day year and has a two-year extension option.  Interest only payments are due monthly for the first 30 month period after the origination date, after which, the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.  The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing.  The security documents related to the mortgage loan contain a covenant which requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations.  This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan is secured by currently owned and otherwise unencumbered properties and may also be secured by properties acquired with the proceeds drawn from the facility.  As of March 31, 2004, the Company had borrowed $16,710,000 under this credit facility.  The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property.  The balance at March 31, 2004 was $6,417,799.  The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum.  The balance of the note is payable in full on December 1, 2006.

The Company financed its comprehensive insurance premium with a note in the amount of  $299,778 payable in nine equal monthly installments of $33,308, which includes interest at 4.5%.  The note is secured by unearned insurance premiums and will be paid in full in November 2004.

As of  March 31, 2004, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended March 31,

2005	$674,716
2006	51,632,305
2007	5,527,248

$57,834,269

Note Payable to Affiliate

In November 2002, the Company issued a $3,278,000 note payable bearing interest at 4.25% per annum to Houston R.E. Income Properties XVI, Ltd., a related party operated by Hartman.  The note was secured by property and due upon demand with interest only payments due monthly.  The note was repaid in the second quarter of 2003.

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $633,400 and $359,657 for the three months ended March 31, 2004 and 2003, respectively.

Note 6   -                      Earnings Per Share

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

	Three Months Ended March 31,
	2004	2003
Basic and diluted earnings per share
Weighted average common shares outstanding	4,907,107	4,907,107

Basic and diluted earnings per share	$0.151	$0.185

Net income	$739,118	$909,702

Note 7   -                      Federal Income Taxes

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

For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the year ended December 31, 2003:

2003

Ordinary income (unaudited)	24.8%
Return of capital (unaudited)	75.2%
Capital gain distributions (unaudited)	0.0%

Total	100.0%

Note 8   -                      Related-Party Transactions

In January 1999, the Company entered into a property management agreement with the Management Company.  In consideration for supervising the management and performing various day-to-day affairs, the Company pays the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined.  The Company incurred total management and partnership fees of $324,138 and $342,809 for the three months ended March 31, 2004 and 2003, respectively.  Such fees in the amounts of $98,728 and $93,006 were payable at March 31, 2004 and December 31, 2003, respectively.

During April 2003, the Company amended certain terms of its Declaration of Trust.  Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter.  Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in management fees.

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company.  At March 31, 2004 and December 31, 2003, $290,258 and $288,305, respectively, were payable to the Management Company related to these reimbursable costs.

In consideration of managing and leasing the properties, the Company also pays the Management Company leasing commissions of 6% for leases originated by the Management Company and 4% for expansions and renewals of existing leases based on Effective Gross Revenues from the properties.  The Company incurred total leasing commissions to the Management Company of $174,213 and $241,536 for the three months ended March 31, 2004 and 2003.  At March 31, 2004 and December 31, 2003, $173,748 and $175,725, respectively,  were payable to the Management Company relating to leasing commissions.

The Management Company paid $26,256 and  $19,792 to the Company for office space during the three months ended March 31, 2004 and 2003.  Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company.  At March 31, 2004 and December 31, 2003, $200,415 was payable to the Management Company related to these liabilities.

The Company’s day-to-day operations are strategically directed by the Board of Trust Managers and implemented through the Management Company.  Hartman is the Company’s Board Chairman and sole owner of the Management Company.  Hartman was owed $46,406 and $41,306 in dividends payable on his common shares at March 31, 2004 and December 31, 2003, respectively.  Hartman owned 3.8% and 3.4% of the issued and outstanding common shares of the Company as of  March 31, 2004 and December 31, 2003, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 5 and 9.

Note 9   -                      Shareholders’ Equity

The Charter and Bylaws of the Company authorize the Company to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share.  The Company commenced a private offering (the “Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Offering of $25,000,000.  The Company intended that the Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.  The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available.  The Offering was directed solely to “accredited investors” as such term is defined in Regulation D.  Pursuant to the Offering, the Company sold  for cash or issued in exchange for property or OP Units, 4,907,107 shares as of March 31, 2004 and December 31, 2003.  HCP conducts substantially all of its operations through the Operating Partnership.  All net proceeds of the Offering were contributed by HCP to the Operating Partnership in exchange for OP Units.  The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes.  HCP received one OP Unit for each $10 contributed to the Operating Partnership.  OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares which were being sold in the Offering for $10 per common share.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share.  Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of March 31, 2004 and December 31, 2003, there were 8,719,906 OP Units outstanding,.  HCP owned 4,654,066 Units as of March 31, 2004 and December 31, 2003.  HCP’s weighted-average share ownership in the Operating Partnership was approximately 53.37% during the three months ended March 31, 2004 and 2003.

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units related to the three months and year ended March 31, 2004 and December 31, 2003.

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

0.0833	4/15/03	$408,762
0.0833	5/15/03	408,762
0.0834	6/15/03	409,253
0.0833	7/15/03	408,762
0.0833	8/15/03	408,762
0.0834	9/15/03	409,253
0.0833	10/15/03	408,762
0.0833	11/15/03	408,762
0.0834	12/15/03	409,253
0.0833	1/15/04	408,762
0.0833	2/15/04	408,762
0.0834	3/15/04	409,253
0.0833	4/15/04	408,762
0.0833	5/15/04	408,762
0.0834	6/15/04	409,253

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable
0.0833	4/15/03	$726,368
0.0833	5/15/03	726,368
0.0834	6/15/03	727,240
0.0833	7/15/03	726,368
0.0833	8/15/03	726,368
0.0834	9/15/03	727,240
0.0833	10/15/03	726,368
0.0833	11/15/03	726,368
0.0834	12/15/03	727,240
0.0833	1/15/04	726,368
0.0833	2/15/04	726,368
0.0834	3/15/04	727,240
0.0833	4/15/04	726,368
0.0833	5/15/04	726,368
0.0834	6/15/04	727,240

Note 10  -                  Commitments and Contingencies

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

Note 11  -                  Segment Information

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

The retail segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in the Houston, Texas and San Antonio, Texas metropolitan areas.  The customer base includes supermarkets and other retailers who generally sell basic necessity-type commodities.  The office/warehouse segment is engaged in the acquisition, development and management of office and warehouse centers located in the Houston, Texas metropolitan area and has a diverse customer base.  The office segment is engaged in the acquisition, development and management of commercial office space.  Included in “Other” are corporate related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning the Company’s reportable segments for the three months ended March 31 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2004
Revenues	$2,861,699	$2,094,660	$420,492	$109,575	$5,486,426
Net operating income	1,900,008	1,322,807	216,610	101,580	3,541,005
Total assets	66,118,555	49,972,314	7,285,913	22,125,863	145,502,645

Capital expenditures	140,613	100,623	21,313	—	262,549

2003
Revenues	$2,899,108	$2,185,593	$405,974	$46,464	$5,537,139
Net operating income	1,840,035	1,381,238	223,118	35,874	3,480,265
Total assets	54,509,851	50,791,530	7,594,583	11,937,680	124,833,644

Capital expenditures	387,878	144,334	5,175	—	537,387

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the three months ended March 31 as follows:

	2004	2003

Total segment operating income	$3,541,005	$3,480,265
Less:
Depreciation and amortization	1,234,320	1,156,821
Interest	568,550	337,519
General and administrative	353,328	281,561

Income before minority interests	1,384,807	1,704,364

Minority interests in Operating Partnership	(645,689)	(794,662)

Net income	$739,118	$909,702

Note 12 -                     Pro Forma Financial Information

During December 2003 the Company acquired a retail center for approximately $13,100,000.  The pro forma financial information for the three months ended March 31, 2003 is based on the historical statements of the Company after giving effect to the acquisition as if such acquisition took place on January 1, 2003.

The pro forma financial information shown below is presented for information purposes only and may not be indicative of results that would have actually occurred if the acquisition had been in effect at the date indicated, nor does it purport to be indicative of the results that may be achieved in the future.

Three Months Ended March 31, 2003

Pro forma revenues	$6,064,474

Pro forma net income available to common shareholders	$930,960

Pro forma basic and diluted earnings per common share	$0.190

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

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in anticipating or predicting certain important factors.  Such factors are discussed in our other filings, including but not limited to, our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.  We disclaim any intention or obligation to revise any forward-looking statements, including financial estimates, whether as a result of new information, future events or otherwise.

Overview

We own 33 commercial properties, consisting of 18 retail centers, 12 office/warehouse properties and three office buildings.  All of our properties are located in the Houston, Texas and San Antonio metropolitan areas.  As of March 31, 2004, we had 608 total tenants.  No individual lease or tenant is material to our business.  Revenues from our largest lease constituted 2.02% of our total revenues for the three months ended March 31, 2004.  Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

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

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations.  As of March 31, 2004 and December 31, 2003, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, our consolidated financial statements include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value.  We have determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2004 and December 31, 2003.

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

Liquidity and Capital Resources

General.  During the year ended December 31, 2003 and the three-month period ended March 31, 2004, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly distributions.  We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space.  We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.  We also believe that our properties are adequately covered by insurance.

Cash and Cash Equivalents.  We had cash and cash equivalents of  $1,230,077 on March 31, 2004 as compared to $578,687 on December 31, 2003.  The increase was relatively insignificant because we try to keep cash balances to a minimum by either buying properties, improving properties, reducing debt or making distributions to shareholders.  We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation.  The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties.  We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place.  We may prepay the loan after

July 1, 2005 without penalty.  We must pay a prepayment fee equal to one percent of the outstanding principal balance under the facility if we prepay the note prior to July 1, 2005.  As of March 31, 2004, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility.  During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly.  The interest rate was 3.82% as of March 31, 2004.  We are not required to make any principal payments prior to the loan’s maturity.  The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period.  In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan will be secured by unencumbered properties currently directly owned by the Operating Partnership as well as those to be acquired with the proceeds drawn from the facility and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the acquired properties, all deposits, bank accounts, instruments arising in virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the acquired properties and all leases, rents, royalties and profits or other benefits of the acquired properties.  As of May 5, 2004, we had borrowed $11,226,000 under this credit facility; at March 31, 2004, the loan balance was $16,710,000.  We are required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

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

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property.  The balance at March 31, 2004 was $6,417,799.  The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum.  The balance of the note is payable in full on December 1, 2006.

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

Total Contractual Cash Obligations.  A summary of our contractual cash obligations, as of March 31, 2004 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations	$57,834,269	$674,716	$57,159,553	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$57,834,269	$674,716	$57,159,553	—	—

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions.  During 2003, we acquired from an unrelated party one multi-tenant retail center comprising approximately 192,458 square feet of GLA.  The property was acquired for cash and assumption of debt of $6,550,000 for a total consideration of approximately $13,100,000.

Common Share Distributions.  We declared the following distributions to our shareholders during 2003 and 2004:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2003	$408,762	$0.0833
May 2003	408,762	0.0833
June 2003	409,253	0.0834
July 2003	408,762	0.0833
August 2003	408,762	0.0833
September 2003	409,253	0.0834
October 2003	408,762	0.0833
November 2003	408,762	0.0833
December 2003	409,253	0.0834
January 2004	408,762	0.0833
February 2004	408,762	0.0833
March 2004	409,253	0.0834
April 2004	408,762	0.0833
May 2004	408,762	0.0833
June 2004	409,253	0.0834
Average Per Quarter		$0.2500

The following sets forth the tax status of the amounts we distributed to shareholders during 1999 through 2003:

Tax Status	2003	2002	2001	2000	1999
Ordinary income	24.8%	85.1%	70.5%	75.9%	100%
Return of capital	75.2%	14.9%	29.5%	24.1%	—
Capital gain	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%

OP Unit Distributions.  The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, during 2003 and 2004:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2003	$726,368	0.0833
May 2003	726,368	0.0833
June 2003	727,240	0.0834
July 2003	726,368	0.0833
August 2003	726,368	0.0833
September 2003	727,240	0.0834
October 2003	726,368	0.0833
November 2003	726,368	0.0833
December 2003	727,240	0.0834
January 2004	726,368	0.0833
February 2004	726,368	0.0833
March 2004	727,240	0.0834
April 2004	726,368	0.0833
May 2004	726,368	0.0833
June 2004	727,240	0.0834
Average Per Quarter		$0.2500

Results of Operations

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

General.

The following table provides a general comparison of our results of operations for the quarters ended March 31, 2003 and March 31, 2004:

	March 31, 2003	March 31, 2004
Number of properties owned and operated	32	33
Aggregate gross leasable area (sq. ft.)	2,348,862	2,540,031
Occupancy rate	90%	87%
Total revenues	$5,537,139	$5,486,426
Total operating expenses	$3,832,775	$4,101,619
Income before minority interests	$1,704,364	$1,384,807
Minority interests in the Operating Partnership	$(794,662)	$(645,689)
Net income	$909,702	$739,118

Revenues.

We had rental income, tenant reimbursements and other income of $5,486,426 for the three months ended March 31, 2004, as compared to revenues of $5,537,139 for the three months ended March 31, 2003, a decrease of $50,713, or 1%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The decrease in our revenues during the first quarter of 2004 as compared to the first quarter of 2003 was due primarily to an adjustment made in the first quarter of 2003 to an estimate of accrued tenant reimbursements and a decrease in occupancy from 2003 to 2004.  A similar adjustment to accrued tenant reimbursements, if any, may be reflected in the second quarter of 2004.  Our occupancy rate at March 31, 2004 was 87%, as compared to 90% at

March 31, 2003 and our average annualized revenue was $8.49 per square foot in the first quarter of 2004, as compared to an average annualized revenue of $9.43 per square foot in the first quarter of 2003.

We had interest and other income of $136,875 for the three months ended March 31, 2004, as compared to $135,670 for the three months ended March 31, 2003, an increase of $1,205, or 1%.  We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments.  The decrease in interest and other income during the first quarter of 2004 as compared to 2003 resulted primarily from decreases in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $4,101,619 for the three months ended March 31, 2004, as compared to $3,832,775 for the three months ended March 31, 2003, an increase of $268,844, or 7%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the first quarter of 2004 was a result of increased maintenance, interest, insurance, general and administrative and depreciation and amortization expenses.  This increase was partially offset by a decrease in bad debt expense.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our decreased revenues in the first quarter of  2004, management fees were $324,138 in the first quarter of  2004, as compared to $342,809 in the first quarter of  2003, a decrease of $18,671, or 5%.  Our interest expense increased by $231,031, or 68%, in the first quarter of 2004 as compared to the first quarter of 2003.  Our average outstanding debt increased from $37,718,000 in the first quarter of 2003 compared to $54,236,468, in the first quarter of 2004 and the average interest rate associated with this debt increased from 3.87% in the first quarter of 2003 to 4.18% in the first quarter of 2004.  Finally, general and administrative expenses increased $71,767, or 25%, in the first quarter of 2004 as compared to the first quarter of 2003.

Net Income.

Income provided by operating activities before minority interests was $1,384,807 for the quarter ended March 31, 2004, as compared to $1,704,364 for the quarter ended March 31, 2003, a decrease of $319,557, or 19%.  Net income for the quarter ended March 31, 2004 was $739,118, as compared to $909,702 for the quarter ended March 31, 2003, a decrease of $170,584, or 19%.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates.  As of March 31, 2004, we had $51,150,000 of indebtedness outstanding under these facilities.  The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $511,500 annually.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.  No changes were made to our internal controls and procedures during the three-month period ended March 31, 2004.

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

*Filed herewith

(b)                                 Reports on Form 8-K

On December 31, 2003, Hartman Commercial Properties REIT filed a Current Report on Form 8-K which described the acquisition of a property in December 2003.

On February 4, 2004, Hartman Commercial Properties REIT filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended December 31, 2003.

On March 1, 2004, Hartman Commercial Properties REIT filed a Current Report on Form 8-K/A which provided supplemental information to that contained in the Form 8-K filed on December 31, 2003 describing acquisition of a property in December 2003 and provided financial statements and pro-forma financial information for the property.

On May 11, 2004, Hartman Commercial Properties REIT filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hartman Commercial Properties REIT (Registrant)

Date: May 17, 2004	By:
/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer