Form 10-Q
period 2004-06-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2004-08-16
CIK 1175535

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number

000-50256

HARTMAN COMMERCIAL PROPERTIES REIT
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	76-0594970 (IRS Employer Identification No.)

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

Yes ☐                                    No ☒

                The number of the registrant’s Common Shares of Beneficial Interest outstanding at August 13, 2004 was 7,010,146.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	June 30, 2004	December 31,2003
	(Unaudited)
Assets

Real estate
Land	$26,664,999	$26,664,999
Buildings and improvements	105,863,155	105,055,635
	132,528,154	131,720,634
Less accumulated depreciation	(13,381,989)	(11,464,280)
Real estate, net	119,146,165	120,256,354

Cash and cash equivalents	641,857	578,687

Investment in real estate held for sale	716,551	-

Escrows and acquisition deposits	2,674,235	3,188,649

Note receivable	671,393	687,003

Receivables
Accounts receivable, net of allowance for doubtful
accounts of $375,625 and $350,750 as of June 30, 2004
and December 31, 2003, respectively	675,747	526,855
Accrued rent receivable	2,172,151	1,963,214
Due from affiliates	3,711,865	3,679,602

Receivables, net	6,559,763	6,169,671

Deferred costs, net	2,904,392	3,039,661

Prepaid expenses and other assets	276,433	146,366

Total assets	$133,590,789	$134,066,391

See notes to consolidated financial statements.

	June 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$49,042,069	$47,343,182
Accounts payable and accrued expenses	2,321,993	3,324,461
Due to affiliates	746,076	757,451
Tenants’ security deposits	1,051,239	1,061,209
Prepaid rent	419,728	453,421
Dividends payable	1,226,777	1,226,777
Other liabilities	1,016,460	1,016,460

Total liabilities	55,824,342	55,182,961

Minority interests of unit holders in Operating Partnership;
5,808,337 units at June 30, 2004
and December 31, 2003	37,015,821	37,567,446

Minority interests in real estate held for sale	192,557	-

Commitments and contingencies	-	-

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at June 30, 2004 and December 31, 2003	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 7,010,146 issued and outstanding at
June 30, 2004 and December 31, 2003	7,010	7,010
Additional paid-in capital	45,527,152	45,527,152
Accumulated deficit	(4,976,093)	(4,218,178)

Total shareholders’ equity	40,558,069	41,315,984

Total liabilities and shareholders’ equity	$133,590,789	$134,066,391

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues
Rental income	$4,565,064	$4,491,223	$8,996,915	$8,638,068
Tenants’ reimbursements	1,364,276	827,364	2,281,976	2,081,988
Interest and other income	166,402	167,030	303,277	302,700

Total revenues	6,095,742	5,485,617	11,582,168	11,022,756

Expenses
Operation and maintenance	746,759	700,588	1,438,173	1,304,380
Interest expense	581,295	331,304	1,149,845	668,823
Real estate taxes	666,986	186,150	1,337,706	840,232
Insurance	111,011	130,802	238,819	240,506
Electricity, water and gas utilities	194,055	200,591	379,921	390,803
Management and partnership
management fees to an affiliate	345,807	315,319	669,945	658,128
General and administrative	296,211	338,250	649,539	619,811
Depreciation	970,700	938,865	1,917,709	1,858,876
Amortization	311,391	248,862	598,702	485,672
Bad debt expense	79,400	127,725	24,875	284,000

Total operating expenses	4,303,615	3,518,456	8,405,234	7,351,231

Income before minority interests	1,792,127	1,967,161	3,176,934	3,671,525

Minority interests in Operating Partnership	(835,606)	(917,156)	(1,481,295)	(1,711,818)

Net income	$956,521	$1,050,005	$1,695,639	$1,959,707

Net income per common share	$0.136	$0.150	$0.242	$0.280

Weighted-average shares outstanding	7,010,146	7,010,146	7,010,146	7,010,146

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2002	7,010,146	$7,010	$45,527,152	$(2,785,244)	$42,748,918
Net income	-	-	-	3,474,174	3,474,174
Dividends	-	-	-	(4,907,108)	(4,907,108)
Balance, December 31, 2003	7,010,146	7,010	45,527,152	(4,218,178)	41,315,984
Net income	-	-	-	1,695,639	1,695,639
Dividends	-	-	-	(2,453,554)	(2,453,554)
Balance, June 30, 2004	7,010,146	$7,010	$45,527,152	$(4,976,093)	$40,558,069

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,695,639	$1,959,707
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation	1,917,709	1,858,876
Amortization	598,702	485,672
Minority interests in Operating Partnership	1,481,295	1,711,818
Bad debt expense	24,875	284,000
Changes in operating assets and liabilities:
Escrows and acquisition deposits	514,414	637,894
Receivables	(382,704)	(570,928)
Due from affiliates	(43,638)	(631,025)
Deferred costs	(431,542)	(578,941)
Prepaid expenses and other assets	169,711	238,597
Accounts payable and accrued expenses	(1,002,468)	(1,250,243)
Tenants’ security deposits	(9,970)	(10,616)
Prepaid rent	(33,693)	131,002

Net cash provided by
operating activities	4,498,330	4,265,813

Cash flows used in investing activities:
Additions to real estate	(807,520)	(933,916)
Investment in real estate partnership	(9,233,555)	—
Distributions received from real estate partnership	8,709,561	—
Issuance of note receivable	—	(285,918)
Repayment of note receivable	15,610	—

Net cash used in investing activities	(1,315,904)	(933,916)

Cash flows from financing activities:
Dividends paid	(2,453,554)	(2,453,554)
Distributions paid to OP unit holders	(2,032,920)	(2,032,920)
Proceeds from notes payable	10,356,818	—
Repayments of notes payable	(8,957,709)	(3,534,405)
Payments of loan origination costs	(31,891)	—

Net cash used in
financing activities	(3,119,256)	(8,020,879)

Net increase (decrease) in cash
and cash equivalents	63,170	(4,974,900)

Cash and cash equivalents at beginning of period	578,687	6,091,699

Cash and cash equivalents at end of period	$641,857	$1,116,799

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 1   -  Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2003 are derived from the audited financial statements of the Company included in Amendment No. 3 to the Company’s registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission on July 29, 2004.  The unaudited financial statements at June 30, 2004 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) as of June 30, 2004 and results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s registration statement on Form S-11 referred to above.

The consolidated statements of income for the three months and six months ended June 30, 2003 and related notes to the consolidated financial statements have been adjusted retroactively to reflect the recapitalization discussed in Note 9.

Description of business and nature of operations

HCP was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties (see Note 9).  Hartman, HCP’s Chairman of the Board of Trust Managers, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years.  HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP”), which was formed on December 31, 1998 as a Delaware limited partnership.  HCP and the Operating Partnership are collectively referred to herein as the “Company.”  HCP currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations.  As of June 30, 2004 and December 31, 2003, the Company owned and operated 33 office and retail properties in and around Houston and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2004 and December 31, 2003, HCP owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 1   -  Summary of Significant Accounting Policies (Continued)

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

 Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at June 30, 2004 and December 31, 2003 consist of demand deposits at commercial banks and money market funds.

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

Due from affiliates

Due from affiliates includes amounts owed to the Company from Hartman operated limited partnerships and other entities.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 1   -  Summary of Significant Accounting Policies (Continued)

Real estate (continued)

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of June 30, 2004 and December 31, 2003.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 1   -  Summary of Significant Accounting Policies (Continued)

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets and costs, and the estimated allowance for doubtful accounts receivable.  Actual results could differ from those estimates.

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

June 30, 2004

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

June 30, 2004

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

At June 30, 2004 and December 31, 2003, the Company owned and operated 33 commercial properties in the Houston, Texas and San Antonio, Texas areas comprising approximately 2,540,000 square feet of gross leasable area.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 5   -  Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	June 30, 2004	December 31, 2003

Mortgages and other notes payable	$40,749,526	$40,990,000
Revolving loan secured by properties	8,126,000	6,353,182
Insurance premium finance note	166,543	-

Total	$49,042,069	$47,343,182

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006.  The loan bears interest at 2.5% over a LIBOR rate (3.82% at June 30, 2004 and December 31, 2003) computed on the basis of a 360 day year and has a two-year extension option.  Interest only payments are due monthly for the first 30 month period after the origination date, after which, the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.  The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing.  The security documents related to the mortgage loan contain a covenant which requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations.  This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan is secured by currently owned and otherwise unencumbered properties and may also be secured by properties acquired with the proceeds drawn from the facility.  As of June 30, 2004, the Company had borrowed $8,126,000 under this credit facility.  The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property.  The balance at June 30, 2004 was $6,309,526.  The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum.  The balance of the note is payable in full on December 1, 2006.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 5   -  Debt (Continued)

The Company financed its comprehensive insurance premium with a note in the amount of  $299,778 payable in nine equal monthly installments of $33,308, which includes interest at 4.5%.  The note is secured by unearned insurance premiums and will be paid in full in November 2004.

As of  June 30, 2004, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended June 30,

2005	$8,709,361
2006	34,932,431
2007	5,400,277

$49,042,069

Note Payable to Affiliate

In November 2002, the Company issued a $3,278,000 note payable bearing interest at 4.25% per annum to Houston R.E. Income Properties XVI, Ltd., a related party operated by Hartman.  The note was secured by property and was due upon demand with interest only payments due monthly.  The note was repaid in the second quarter of 2003.

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $581,295 and $343,931 for the three months ended June 30, 2004 and 2003, respectively, and $1,214,695 and $703,588 for the six months ended June 30, 2004 and 2003, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic and diluted earnings per share
Weighted average common
shares outstanding	7,010,146	7,010,146	7,010,146	7,010,146

Basic and diluted earnings per share	$0.136	$0.150	$0.242	$0.280

Net income	$956,521	$1,050,005	$1,695,639	$1,959,707

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 7   -  Federal Income Taxes

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

In January 1999, the Company entered into a property management agreement with the Management Company.  In consideration for supervising the management and performing various day-to-day affairs, the Company pays the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined.  The Company incurred total management and partnership fees of $345,807 and $315,319 for the three months ended June 30, 2004 and 2003, respectively, and $669,945 and $658,128 for the six months ended June 30, 2004 and 2003, respectively.  Such fees in the amounts of $97,972 and $93,006 were payable at June 30, 2004 and December 31, 2003, respectively.

During April 2003, the Company amended certain terms of its Declaration of Trust.  Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter.  Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in management fees.

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company.  At June 30, 2004 and December 31, 2003, $290,566 and $288,305, respectively, were payable to the Management Company related to these reimbursable costs.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 8   -  Related-Party Transactions (Continued)

In consideration of managing and leasing the properties, the Company also pays the Management Company leasing commissions of 6% for leases originated by the Management Company and 4% for expansions and renewals of existing leases based on Effective Gross Revenues from the properties.  The Company incurred total leasing commissions to the Management Company of $257,329 and $312,407 for the three months ended June 30, 2004 and 2003, respectively, and $431,542 and $553,939 for the six months ended June 30, 2004 and 2003, respectively.  At June 30, 2004 and December 31, 2003, $157,123 and $175,725, respectively, were payable to the Management Company relating to leasing commissions.

The Management Company paid $26,856 and  $21,150 to the Company for office space during the three months ended June 30, 2004 and 2003, respectively, and $53,112 and $40,942 for the six months ended June 30, 2004 and 2003, respectively.  Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company.  At June 30, 2004 and December 31, 2003, $200,415 was payable to the Management Company related to these liabilities.

The Company’s day-to-day operations are strategically directed by the Board of Trust Managers and implemented through the Management Company.  Hartman is the Company’s Board Chairman and sole owner of the Management Company.  Hartman was owed $47,251 and $41,306 in dividends payable on his common shares at June 30, 2004 and December 31, 2003, respectively.  Hartman owned 3.9% and 3.4% of the issued and outstanding common shares of the Company as of  June 30, 2004 and December 31, 2003, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 5 and 9.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 9   -  Shareholders’ Equity

In July 2004, the Company changed its state of organization from Texas to Maryland pursuant to a merger of the Company directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  Under its Articles of Amendment and Restatement in effect, the Company has authority to issue 400,000,000 common shares of beneficial interest, $0.001 par value per share, and 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.  All capital stock amounts, share and per share information in the accompanying consolidated financial statements and the related notes to consolidated financial statements have been adjusted to retroactively reflect this recapitalization.

Prior to June 2004, the Charter and Bylaws of the Company authorized the Company to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share.  The Company commenced a private offering (the “Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Offering of $25,000,000.  The Company intended that the Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.  The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available.  The Offering was directed solely to “accredited investors” as such term is defined in Regulation D.  Pursuant to the Offering, the Company sold  for cash or issued in exchange for property or OP Units, 4,907,107 (7,010,146 after the reorganization) shares as of June 30, 2004 and December 31, 2003.  HCP conducts substantially all of its operations through the Operating Partnership.  All net proceeds of the Offering were contributed by HCP to the Operating Partnership in exchange for OP Units.  The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes.  HCP received one OP Unit for each $10 contributed to the Operating Partnership.  OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares which were being sold in the Offering for $10 per common share.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share.  In connection with the reorganization discussed above, OP Unit holders received 1.42857 OP Units for each OP Unit previously held.  Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of June 30, 2004 and December 31, 2003, after giving effect to the recapitalization, there were 12,456,995 OP Units outstanding.  HCP owned 6,648,658 Units as of June 30, 2004 and December 31, 2003.  HCP’s weighted-average share ownership in the Operating Partnership was approximately 53.37% during the six months and three months ended June 30, 2004 and 2003.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 9  -   Shareholders’ Equity (Continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units (after giving effect to the recapitalization) related to the six months ended June 30, 2004 and the year ended December 31, 2003.

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/03	$408,762
0.0583	5/15/03	408,762
0.0584	6/15/03	409,253
0.0583	7/15/03	408,762
0.0583	8/15/03	408,762
0.0584	9/15/03	409,253
0.0583	10/15/03	408,762
0.0583	11/15/03	408,762
0.0584	12/15/03	409,253
0.0583	1/15/04	408,762
0.0583	2/15/04	408,762
0.0584	3/15/04	409,253
0.0583	4/15/04	408,762
0.0583	5/15/04	408,762
0.0584	6/15/04	409,253
0.0583	7/15/04	408,762
0.0583	8/15/04	408,762
0.0584	9/15/04	409,253

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 9  -   Shareholders’ Equity (Continued)

Dividends and distributions (continued)

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/03	$726,368
0.0583	5/15/03	726,368
0.0584	6/15/03	727,240
0.0583	7/15/03	726,368
0.0583	8/15/03	726,368
0.0584	9/15/03	727,240
0.0583	10/15/03	726,368
0.0583	11/15/03	726,368
0.0584	12/15/03	727,240
0.0583	1/15/04	726,368
0.0583	2/15/04	726,368
0.0584	3/15/04	727,240
0.0583	4/15/04	726,368
0.0583	5/15/04	726,368
0.0584	6/15/04	727,240
0.0583	7/15/04	726,368
0.0583	8/15/04	726,368
0.0584	9/15/04	727,240

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

June 30, 2004

Note 11 - Segment Information (continued)

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

Information concerning the Company’s reportable segments for the three months ended June 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2004
Revenues	$3,347,052	$2,196,968	$401,111	$150,611	$6,095,742
Net operating income	2,252,673	1,352,054	205,130	141,867	3,951,724
Total assets	66,219,134	49,968,017	7,205,946	10,197,692	133,590,789
Capital expenditures	257,429	282,040	5,502	-	544,971

2003
Revenues	$2,781,920	$2,122,155	$391,105	$190,437	$5,485,617
Net operating income	1,878,321	1,547,740	215,968	182,413	3,824,442
Total assets	54,209,381	50,510,614	7,516,929	9,278,980	121,515,904
Capital expenditures	260,755	129,637	6,137	-	396,529

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 11 - Segment Information (Continued)

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the three months ended June 30 as follows:

	2004	2003

Total segment operating income	$3,951,724	$3,824,442
Less:
Depreciation and amortization	1,282,091	1,187,727
Interest	581,295	331,304
General and administrative	296,211	338,250

Income before minority interests	1,792,127	1,967,161

Minority interests in Operating Partnership	(835,606)	(917,156)

Net income	$956,521	$1,050,005

Information concerning the Company’s reportable segments for the six months ended June 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2004
Revenues	$6,208,751	$4,291,628	$821,603	$260,186	$11,582,168
Net operating income	4,152,681	2,674,861	421,740	243,447	7,492,729
Total assets	66,219,134	49,968,017	7,205,946	10,197,692	133,590,789
Capital expenditures	398,042	382,663	26,815	—	807,520

2003
Revenues	$5,681,028	$4,307,748	$797,079	$236,901	$11,022,756
Net operating income	3,718,356	2,928,978	439,086	218,287	7,304,707
Total assets	54,209,381	50,510,614	7,516,929	9,278,980	121,515,904
Capital expenditures	648,633	273,971	11,312	—	933,916

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

Note 11 - Segment Information (Continued)

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the six months ended June 30 as follows:

	2004	2003
Total segment operating income	$7,492,729	$7,304,707
Less:
Depreciation and amortization	2,516,411	2,344,548
Interest	1,149,845	668,823
General and administrative	649,539	619,811
Income before minority interests	3,176,934	3,671,525
Minority interests in Operating Partnership	(1,481,295)	(1,711,818)
Net income	$1,695,639	$1,959,707

Note 12 - Pro Forma Financial Information

During December 2003 the Company acquired a retail center for approximately $13,100,000.  The pro forma financial information for the three months ended June 30, 2003 is based on the historical statements of the Company after giving effect to the acquisition as if such acquisition took place on January 1, 2003.

The pro forma financial information shown below is presented for information purposes only and may not be indicative of results that would have actually occurred if the acquisition had been in effect at the date indicated, nor does it purport to be indicative of the results that may be achieved in the future.

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Pro forma revenues	$6,012,953	$12,077,427

Pro forma net income available to
common shareholders	$1,071,263	$2,002,223

Pro forma basic and diluted earnings per
common share	$0.153	$0.286

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

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.  These statements can be identified by the use of forward-looking terminology, including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information.  We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in anticipating or predicting certain important factors.  Such factors are discussed in our other filings, including but not limited to, our Annual Report on Form 10-K and our registration statement on Form S-11, as amended, as filed with the Securities and Exchange Commission.  We disclaim any intention or obligation to revise any forward-looking statements, including financial estimates, whether as a result of new information, future events or otherwise.

Overview

We own 33 commercial properties, consisting of 18 retail centers, 12 office/warehouse properties and three office buildings.  All of our properties are located in the Houston, Texas and San Antonio, Texas metropolitan areas.  As of June 30, 2004, we had 607 total tenants.  No individual lease or tenant is material to our business.  Revenues from our largest lease constituted 2.16% of our total revenues for the three months ended June 30, 2004.  Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S generally accepted accounting principles.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  You should read Note 1, Summary of Significant Accounting Policies, to our financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations.  As of June 30, 2004 and December 31, 2003, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, our consolidated financial statements include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value.  We have determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2004 and December 31, 2003.

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

Liquidity and Capital Resources

General.  During the year ended December 31, 2003 and the six-month period ended June 30, 2004, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly distributions.  We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space.  We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.  We also believe that our properties are adequately covered by insurance.

Cash and Cash Equivalents.  We had cash and cash equivalents of $641,857 on June 30, 2004 as compared to $578,687 on December 31, 2003 for operations and to purchase marketable securities.  The increase was relatively insignificant because we try to keep cash balances to a minimum by either buying properties, improving properties, reducing debt or making distributions to shareholders.  We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation.  The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties.  We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place.  We may prepay the loan after July 1, 2005 without penalty.  We must pay a prepayment fee equal to one percent of the outstanding principal balance under the facility if we prepay the note prior to July 1, 2005.  As of June 30, 2004, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility.  During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly.  The interest rate was 3.82% as of June 30, 2004.  We are not required to make any principal payments prior to the loan’s maturity.  The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period.  In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

  acquire additional material assets;

  merge or consolidate with any other entity;

  engage in any other business or activity other than the ownership, operation and maintenance of the properties securing the note;

  make certain investments;

  incur, assume or guarantee additional indebtedness;

  grant certain liens; and

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

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan will be secured by unencumbered properties currently directly owned by the Operating Partnership as well as those to be acquired with the proceeds drawn from the facility and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the acquired properties, all deposits, bank accounts, instruments arising in virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the acquired properties and all leases, rents, royalties and profits or other benefits of the acquired properties.  As of August 5, 2004, we had borrowed $8,126,000 under this credit facility; at June 30, 2004, the loan balance was $8,126,000.  We are required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

In addition, the Operating Partnership entered into certain covenants pursuant to the loan agreement which, among other things, require it to maintain specified levels of insurance.  The facility also limits, among other things, the Operating Partnership’s ability to, without the approval of the lender:

  declare or pay any distribution during the continuance of a default or event of default;

  acquire, consolidate with or merge into any other entity;

  permit a material change in the management group;

  engage in any other business or activity other than the ownership, operation and maintenance of the properties securing the note;

  change the general character of its business;

  materially change accounting practices, methods or standards;

  sell, lease, transfer, convey or otherwise dispose of a material part of its assets other than in the ordinary course of business;

  form any new subsidiary or acquire all of the assets of a third party;

  permit the combined occupancy of the properties securing the loan to be less than 86%;

  make certain investments;

  incur, assume, guarantee or alter the terms of certain additional indebtedness;

  grant certain liens; and

  loan money to others.

The loan agreement and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults, environmental defaults, material uninsured judgment defaults and defaults for breaches of covenant or representations.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property.  The balance at June 30, 2004 was $6,309,526.  The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum.  The balance of the note is payable in full on December 1, 2006.

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

Total Contractual Cash Obligations.  A summary of our contractual cash obligations, as of June 30, 2004 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations	$49,042,069	$8,709,361	$40,332,708	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$49,042,069	$8,709,361	$40,332,708	—	—

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

Common Share Distributions.  We declared the following distributions to our shareholders during 2003 and 2004:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2003	$408,762	$0.0583
May 2003	408,762	0.0583
June 2003	409,253	0.0584
July 2003	408,762	0.0583
August 2003	408,762	0.0583
September 2003	409,253	0.0584
October 2003	408,762	0.0583
November 2003	408,762	0.0583
December 2003	409,253	0.0584
January 2004	408,762	0.0583
February 2004	408,762	0.0583
March 2004	409,253	0.0584
April 2004	408,762	0.0583
May 2004	408,762	0.0583
June 2004	409,253	0.0584
July 2004	408,762	0.0583
August 2004	408,762	0.0583
September 2004	409,253	0.0584
Average Per Quarter		$0.1750

               The following sets forth the tax status of the amounts we distributed to shareholders during 1999 through 2003:

Tax Status	2003	2002	2001	2000	1999
Ordinary income	24.8%	85.1%	70.5%	75.9%	100%
Return of capital	75.2%	14.9%	29.5%	24.1%	-
Capital gain	-	-	-	-	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%

OP Unit Distributions.  The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, during 2003 and 2004:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2003	$726,368	$0.0583
May 2003	726,368	0.0583
June 2003	727,240	0.0584
July 2003	726,368	0.0583
August 2003	726,368	0.0583
September 2003	727,240	0.0584
October 2003	726,368	0.0583
November 2003	726,368	0.0583
December 2003	727,240	0.0584
January 2004	726,368	0.0583
February 2004	726,368	0.0583
March 2004	727,240	0.0584
April 2004	726,368	0.0583
May 2004	726,368	0.0583
June 2004	727,240	0.0584
July 2004	726,368	0.0583
August 2004	726,368	0.0583
September 2004	727,240	0.0584
Average Per Quarter		$0.1750

Results of Operations

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

General.

The following table provides a general comparison of our results of operations for the quarters ended June 30, 2003 and June 30, 2004:

	June 30, 2003	June 30, 2004
Number of properties owned and operated	32	33
Aggregate gross leasable area (sq. ft.)	2,348,862	2,540,031
Occupancy rate	89%	87%
Total revenues	$ 5,485,617	$ 6,095,742
Total operating expenses	$ 3,518,456	$ 4,303,615
Income before minority interests	$ 1,967,161	$ 1,792,127
Minority Interests in the Operating Partnership	($ 917,156)	($ 835,606)
Net income	$ 1,050,005	$ 956,521

Revenues.

We had rental income and tenant reimbursements of $6,095,742 for the three months ended June 30, 2004, as compared to revenues of $5,485,617 for the three months ended June 30, 2003, an increase of $610,125, or 11%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues during the second quarter of 2004 as compared to the second quarter of 2003 was due primarily to an adjustment made in the second quarter of 2004 to an estimate of accrued tenant reimbursements partially offset by a decrease in occupancy from 2003 to 2004.  A similar adjustment to accrued tenant reimbursements was reflected in the first quarter of 2003.  Also, the increase is attributable to the acquisition of an additional property, Windsor Park, in December 2003.  Our occupancy rate at June 30, 2004 was 87%, as compared to 89% at June 30, 2003 and our average annualized revenue was $9.75 per square foot in the second quarter of 2004, as compared to an average annualized revenue of $9.34 per square foot in the second quarter of 2003.

We had interest and other income of $166,402 for the three months ended June 30, 2004, as compared to $167,030 for the three months ended June 30, 2003, a decrease of $628, or .4%.  We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments.  The decrease in interest and other income during the second quarter of 2004 as compared to 2003 was insignificant.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $4,303,615 for the three months ended June 30, 2004, as compared to $3,518,456 for the three months ended June 30, 2003, an increase of $785,159, or 22%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the second quarter of 2004 was a result of increased maintenance, real estate taxes, and depreciation and amortization expenses.  This increase included an increase in real estate tax expense.  We settled several property tax disputes during the second quarter of 2003 which resulted in a $415,000 reduction of accrued property taxes as of December 31, 2002.  We accrued $138,000 in legal fees and $95,000 in possible tenant reimbursement reductions related to the settlements for a net positive impact of $182,000 on income before minority interests for the second quarter of 2003.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our increased revenues in the second quarter of  2004, management fees were $345,807 in the second quarter of  2004, as compared to $315,319 in the second quarter of  2003, an increase of $30,488, or 10%.  Our interest expense increased by $249,991, or 75%, in the second quarter of 2004 as compared to the second quarter of 2003.  Our average outstanding debt increased from $37,992,146 in the second quarter of 2003 compared to $51,178,302 in the second quarter of 2004 and the average interest rate associated with this debt increased from 3.83% in the second quarter of 2003 to 4.51% in the second quarter of 2004.  Finally, general and administrative expenses decreased $42,039, or 12%, in the second quarter of 2004 as compared to the second quarter of 2003 primarily as the result of a decrease in professional fees.

Net Income.

Income before minority interests was $1,792,127 for the quarter ended June 30, 2004, as compared to $1,967,161 for the quarter ended June 30, 2003, a decrease of $175,034, or 9%.  Net income for the quarter ended June 30, 2004 was $956,521, as compared to $1,050,005 for the quarter ended June 30, 2003, a decrease of $93,484, or 9%.

Six Months Ended June 30, 2004 Compared to Six Months June 30, 2003

General.

The following table provides a general comparison of our results of operations for the six months ended June 30, 2003 and June 30, 2004:

	June 30, 2003	June 30, 2004
Number of properties owned and operated	32	33
Aggregate gross leasable area (sq. ft.)	2,348,862	2,540,031
Occupancy rate	89%	87%
Total Revenues	$ 11,022,756	$ 11,582,168
Total Operating Expenses	$ 7,351,231	$ 8,405,234
Income before Minority Interests	$ 3,671,525	$ 3,176,934
Minority Interests in the Operating Partnership	($ 1,711,818)	($ 1,481,295)
Net Income	$ 1,959,707	$ 1,695,639

Revenues.

We had rental income and tenant reimbursements of $11,582,168 for the six months ended June 30, 2004, as compared to revenues of $11,022,756 for the six months ended June 30, 2003, an increase of $559,412, or 5%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was due to an increase in the amount of rent charged at some locations and the acquisition of an additional property, Windsor Park, in December 2003.  Our occupancy rate at June 30, 2004 was 87%, as compared to 89% at June 30, 2003, and our average annualized revenue was $9.12 per square foot for the six months ended June 30, 2004, as compared to an average annualized revenue of $9.39 per square foot for the six months ended June 30, 2003.

We had interest and other income of $303,277 for the six months ended June 30, 2004, as compared to $302,700 for the six months ended June 30, 2003, an increase of $577, or .2%.  We hold all revenues and proceeds we receive from offerings in money market accounts and other short-term, highly liquid investments.  In 2003, we had proceeds from the loan refinancing we completed in December, 2002 that earned interest.  The increase in interest and other income for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was insignificant.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $8,405,234 for the six months ended June 30, 2004, as compared to $7,351,231 for the six months ended June 30, 2003, an increase of $1,054,003, or 14%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the six months ended June 30, 2004 was a result of increased maintenance, real estate taxes,  general and administrative and depreciation and amortization expenses.  Real estate taxes increased significantly for the period because in 2003, we settled several lawsuits against an appraisal district which resulted in a reduction of previously accrued property taxes.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our increased revenues for the six months ended June 30, 2004, management fees were $669,945 for the six months ended June 30, 2004, as compared to $658,128 for the six months ended June 30, 2003, an increase of $11,817, or 2%.  Our interest expense increased by $481,022, or 72%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  Our average outstanding debt increased from $37,855,073 for the six months ended June 30, 2003 compared to $52,707,385 for the six months ended June 30, 2004, and the average interest rate associated with this debt increased from 3.84%  for the six months ended June 30, 2003 to 4.34% for the six months ended June 30, 2004.  Finally, general and administrative expenses increased $29,728, or 5%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003,  primarily as the result of an increase in professional fees.

Net Income.

Income before minority interests was $3,176,934 for the six months ended June 30, 2004, as compared to $3,671,525 for the six months ended June 30, 2003, a decrease of $494,591, or 13%.  Net income for the six months ended June 30, 2004 was $1,695,639, as compared to $1,959,707 for the six months ended June 30, 2003, a decrease of $264,068, or 13%.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates.  As of June 30, 2004, we had $42,566,000 of indebtedness outstanding under these facilities.  The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $425,660 annually.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In June 2004, our shareholders approved a proposal to change the Company’s state of organization from Texas to Maryland pursuant to a merger of the Company with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization.  The reorganization was consummated on July 28, 2004.  In conjunction with the reorganization, each outstanding common share of beneficial interest of the Company was converted into 1.42857 common shares of beneficial interest of the surviving Maryland entity.  In addition, the Company filed Articles of Amendment and Restatement to its Declaration of Trust, pursuant to which the rights of the holders of the Company’s common shares of beneficial interest have been modified.  The purpose for this amendment was to bring the Company’s Declaration of Trust in compliance with the guidelines set forth in the Statement of Policy Regarding Real Estate Programs of the North American Securities Administrators Association, Inc. as well as similar policy statements incorporated in the securities laws of individual states.  As a result of the Articles of Amendment and Restatement to our Declaration of Trust:

  a majority of our board of trustees must be independent trustees;

  the independent trustees have specific authority and responsibility over the approval and monitoring of any transactions or relationships between us, our affiliates, and other affiliates of Allen R. Hartman or Hartman Management, L.P., as well as any other “conflict of interest” transactions;

  our board of trustees must have a minimum of three members;

  our trustees may be removed by a majority vote of our outstanding common shares;

  we have established limits on the amount of fees we are allowed to pay the management company, the term of any management agreement and the termination rights related to any management agreement; and

  our independent trustees must periodically monitor and review our management company’s performance.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting on June 4, 2004 at the Radisson Hotel West, 10655 Katy Freeway, Houston, Texas 77024.  The annual meeting was held to elect all of the members of our board of trustees and to consider and vote on a proposal to reorganize the Company as a Maryland real estate investment trust and the related conversion of each outstanding common share of beneficial interest of the Company into 1.42857 common shares of the surviving Maryland entity.

At the meeting, our shareholders elected Allen R. Hartman, Robert W. Engel, Sam Hathorn, Jack L. Mahaffey, Chris A. Minton and Chand Vyas to our board of trustees.  We had no other trustees whose term of office continued after the meeting.  The shareholders elected each individual nominee as follows:

Name	Votes For	Votes Against	Abstaining Votes
Allen R. Hartman	4,030,621	--	--
Robert W. Engel	4,030,621	--	--
Sam Hathorn	4,030,621	--	--
Jack L. Mahaffey	4,030,621	--	--
Chris A. Minton	4,030,621	--	--
Chand Vyas	4,030,621	--	--

The shareholders also voted to approve the reorganization of the Company as a Maryland real estate investment trust pursuant to a merger of the Company with and into a Maryland real estate investment trust formed by us for the sole purpose of the reorganization, as well as the conversion of each outstanding common share of beneficial interest into 1.42857 common shares of beneficial interest of the surviving Maryland entity.  Regarding the vote on this matter, 3,996,621 shares voted in favor of the proposal, 24,001 voted against the proposal and 10,000 shares abstained from voting on the matter.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934.

32.2*

Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934.

*Filed herewith

(b)           Reports on Form 8-K

On May 11, 2004, Hartman Commercial Properties REIT filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended March 31, 2004.  On August 2, 2004, Hartman Commercial Properties REIT filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended June 30, 2004.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hartman Commercial Properties REIT (Registrant)
Date: August 16, 2004	By: /s/ Robert W. Engel Robert W. Engel Chief Financial Officer