Form 10-Q
period 2004-09-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2004-11-15
CIK 1175535

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐                                    No ☒

                The number of the registrant’s Common Shares of Beneficial Interest outstanding at November 15, 2004 was 7,010,146.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hartman Commercial Properties REIT and Subsidiary
Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Real estate
Land	$28,446,210	$26,664,999
Buildings and improvements	113,326,985	105,055,635
	141,773,195	131,720,634
Less accumulated depreciation	(14,397,699)	(11,464,280)
Real estate, net	127,375,496	120,256,354

Cash and cash equivalents	496,239	578,687

Investment in real estate held for sale	12,221	-

Escrows and acquisition deposits	3,054,290	3,188,649

Note receivable	671,587	687,003

Receivables
Accounts receivable, net of allowance for doubtful
accounts of $429,700 and $350,750 as of September 30, 2004
and December 31, 2003, respectively	836,784	526,855
Accrued rent receivable	2,405,540	1,963,214
Due from affiliates	3,673,032	3,679,602

Receivables, net	6,915,356	6,169,671

Deferred costs, net	2,827,442	3,039,661

Prepaid expenses and other assets	172,807	146,366

Total assets	$141,525,438	$134,066,391

See notes to consolidated financial statements.

	September 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$57,521,267	$47,343,182
Accounts payable and accrued expenses	2,665,952	3,324,461
Due to affiliates	821,940	757,451
Tenants’ security deposits	1,067,097	1,061,209
Prepaid rent	378,246	453,421
Dividends payable	1,226,776	1,226,777
Other liabilities	1,016,459	1,016,460

Total liabilities	64,697,737	55,182,961

Minority interests of unit holders in Operating Partnership;
5,808,337 units at September 30, 2004
and December 31, 2003	36,695,826	37,567,446

Minority interests in real estate held for sale	3,286	-

Commitments and contingencies	-	-

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at September 30, 2004 and December 31, 2003	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 7,010,146 issued and outstanding at
September 30, 2004 and December 31, 2003	7,010	7,010
Additional paid-in capital	45,527,152	45,527,152
Accumulated deficit	(5,405,573)	(4,218,178)

Total shareholders’ equity	40,128,589	41,315,984

Total liabilities and shareholders’ equity	$141,525,438	$134,066,391

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues
Rental income	$4,674,623	$4,039,561	$13,671,538	$12,677,629
Tenants’ reimbursements	1,166,462	948,611	3,448,438	3,030,599
Interest and other income	81,771	45,911	385,048	348,611

Total revenues	5,922,856	5,034,083	17,505,024	16,056,839

Expenses
Operation and maintenance	673,201	649,621	2,111,374	1,954,001
Interest expense	801,090	308,501	1,950,935	977,324
Real estate taxes	639,274	623,086	1,976,980	1,463,318
Insurance	111,994	131,533	350,813	372,039
Electricity, water and gas utilities	222,045	225,176	601,966	615,979
Management and partnership
management fees to an affiliate	329,743	281,208	999,688	939,336
General and administrative	276,085	190,727	925,624	810,538
Depreciation	1,015,710	926,681	2,933,419	2,785,557
Amortization	305,879	252,193	904,581	737,865
Bad debt expense (recoveries)	54,075	(2,000)	78,950	282,000

Total operating expenses	4,429,096	3,586,726	12,834,330	10,937,957

Income before minority interests	1,493,760	1,447,357	4,670,694	5,118,882

Minority interests in Operating Partnership	(696,464)	(676,661)	(2,177,759)	(2,388,479)

Net income	$797,296	$770,696	$2,492,935	$2,730,403

Net income per common share	$0.114	$0.110	$0.356	$0.389

Weighted-average shares outstanding	7,010,146	7,010,146	7,010,146	7,010,146

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2002	7,010,146	$7,010	$45,527,152	$(2,785,244)	$42,748,918
Net income for the year ended December 31, 2003	-	-	-	3,474,174	3,474,174
Dividends	-	-	-	(4,907,108)	(4,907,108)
Balance, December 31, 2003	7,010,146	7,010	45,527,152	(4,218,178)	41,315,984
Net income for the nine months ended September 30, 2004	-	-	-	2,492,935	2,492,935
Dividends	-	-	-	(3,680,330)	(3,680,330)
Balance, September 30, 2004	7,010,146	$7,010	$45,527,152	$(5,405,573)	$40,128,589

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,492,935	$2,730,403
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation	2,933,419	2,785,557
Amortization	904,581	737,865
Minority interests in Operating Partnership	2,177,759	2,388,479
Equity in income of real estate partnership	(208,929)	—
Bad debt expense	78,950	282,000
Changes in operating assets and liabilities:
Escrows and acquisition deposits	134,359	28,240
Receivables	(831,205)	(411,394)
Due from affiliates	71,059	(863,952)
Deferred costs	(650,199)	(742,586)
Prepaid expenses and other assets	273,337	365,405
Accounts payable and accrued expenses	(658,509)	(570,420)
Tenants’ security deposits	5,888	(40,863)
Prepaid rent	(75,175)	(1,179)

Net cash provided by
operating activities	6,648,270	6,687,555

Cash flows used in investing activities:
Additions to real estate	(10,052,561)	(1,345,067)
Investment in real estate partnership	(9,033,561)	—
Distributions received from real estate partnership	9,233,555	—
Issuance of note receivable	—	(269,989)
Repayment of note receivable	15,416	—

Net cash used in investing activities	(9,837,151)	(1,615,056)

Cash flows from financing activities:
Dividends paid	(3,680,331)	(3,680,331)
Distributions paid to OP unit holders	(3,049,380)	(3,049,380)
Proceeds from notes payable	19,013,180	—
Repayments of notes payable	(9,134,873)	(3,671,478)
Payments of loan origination costs	(42,163)	—

Net cash from (used in)
financing activities	3,106,433	(10,401,189)

Net decrease in cash
and cash equivalents	(82,448)	(5,328,690)

Cash and cash equivalents at beginning of period	578,687	6,091,699

Cash and cash equivalents at end of period	$496,239	$763,009

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 1  -  Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2003 are derived from the audited financial statements, which include the accounts of Hartman Commercial Properties REIT (“HCP”) and Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP”) (collectively, HCP and HROP are referred to herein as the “Company”), included in Amendment No. 4 to HCP’s registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission on August 31, 2004.  The unaudited financial statements at September 30, 2004 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company as of September 30, 2004 and its results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s registration statement on Form S-11 referred to above.

The consolidated statements of income for the three months and nine months ended September 30, 2003 and related notes to the consolidated financial statements have been adjusted retroactively to reflect the recapitalization discussed in Note 9.

Description of business and nature of operations

HCP was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties.  In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (see Note 9).  Hartman, HCP’s Chairman of the Board of Trustees, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years.  HCP serves as the general partner of the Operating Partnership, which was formed on December 31, 1998 as a Delaware limited partnership.  HCP currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations.  As of September 30, 2004 and December 31, 2003, the Company owned and operated 34 and 33 office and retail properties, respectively, in and around Houston and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2004 and December 31, 2003, HCP owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements of HCP include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 1  -  Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at September 30, 2004 and December 31, 2003 consist of demand deposits at commercial banks and money market funds.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of September 30, 2004 and December 31, 2003.

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
September 30, 2004

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

Federal income taxes

HCP is qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and is therefore not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status.  HCP believes it has continuously met these conditions since reaching 100 shareholders in 1999 (see Note 7).

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

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 2  -  Real Estate

During the quarter ended September 30, 2004, the Company acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of gross leasable area (GLA).  The property was acquired for cash in the amount of approximately $8,900,000.

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

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 2  -  Real Estate (Continued)

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

At September 30, 2004 and December 31, 2003, the Company owned and operated 34 and 33 commercial properties, respectively, in the Houston, Texas and San Antonio, Texas areas comprising approximately 2,635,000 and 2,540,000 square feet, respectively, of gross leasable area.

Note 3  -  Investment in Real Estate Partnership

During January 2004, HROP contributed approximately $9,000,000 to Hartman Gulf Plaza Acquisitions LP, a Texas limited partnership, in which it is a limited partner with a 73.11% percentage interest.  On January 30, 2004, the partnership purchased Gulf Plaza, a 120,651 square foot office building located in Houston, Texas.  The purpose of the partnership is to acquire and sell tenant-in-common interests in the building.  HROP has received approximately $9,200,000 in distributions from the partnership for the nine months ended September 30, 2004.

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

Note 5  -  Debt

Notes payable

Mortgages and other notes payable consist of the following:

	September 30, 2004	December 31, 2003

Mortgages and other notes payable	$40,638,979	$40,990,000
Revolving loan secured by properties	16,782,362	6,353,182
Insurance premium finance note	99,926	-

Total	$57,521,267	$47,343,182

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 5  -  Debt (Continued)

Notes payable (continued)

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006.  The loan bears interest at 2.5% over a LIBOR rate (4.17% and 3.82% at September 30, 2004 and December 31, 2003, respectively) computed on the basis of a 360 day year and has a two-year extension option.  Interest only payments are due monthly for the first 30 month period after the origination date, after which, the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.  The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing.  The security documents related to the mortgage loan contain a covenant which requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations.  This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan is secured by currently owned and otherwise unencumbered properties and may also be secured by properties acquired with the proceeds drawn from the facility.  As of September 30, 2004, the Company had borrowed $16,782,362 under this credit facility.  The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property.  The balance at September 30, 2004 was $6,198,979.  The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum.  The balance of the note is payable in full on December 1, 2006.

The Company financed its comprehensive insurance premium with a note in the amount of $299,778 payable in nine equal monthly installments of $33,308, which includes interest at 4.5%.  The note is secured by unearned insurance premiums and will be paid in full in November 2004.

As of  September 30, 2004, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended September 30,

2005	$17,307,857
2006	34,942,770
2007	5,270,640

$57,521,267

Note payable to affiliate

In November 2002, the Company issued a $3,278,000 note payable bearing interest at 4.25% per annum to Houston R.E. Income Properties XVI, Ltd., a related party operated by Hartman.  The note was secured by property and was due upon demand with interest only payments due monthly.  The note was repaid in the second quarter of 2003.

Supplemental cash flow information

The Company made cash payments for interest on debt of $801,090 and $308,501 for the three months ended September 30, 2004 and 2003, respectively, and $2,015,785 and $1,012,089 for the nine months ended September 30, 2004 and 2003, respectively.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic and diluted earnings per share
Weighted average common
shares outstanding	7,010,146	7,010,146	7,010,146	7,010,146

Basic and diluted earnings per share	$0.114	$0.110	$0.356	$0.389

Net income	$797,296	$770,696	$2,492,935	$2,730,403

Note 7  -  Federal Income Taxes

Federal income taxes are not provided because HCP intends to and believes it qualifies as a REIT under the provisions of the Internal Revenue Code.  Shareholders of HCP include their proportionate taxable income in their individual tax returns.  As a REIT, HCP must distribute at least 90% of its ordinary taxable income to its shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If HCP fails to qualify as a REIT in any taxable year, HCP will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

In January 1999, the Company entered into a property management agreement with the Management Company.  Effective September 1, 2004, this agreement was amended and restated.    Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined.  After September 1, 2004, the Company pays the Management Company management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area.  The Company expects these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 8  -  Related-Party Transactions (Continued)

management agreement, for the management of commercial office buildings and approximately 5% of Gross Revenues for the management of retail and industrial properties.  Effective September 1, 2004, the Company entered into an advisory agreement with the Management Company which provides that the Company pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services.  The Company incurred total management and partnership or asset management fees of $329,743 and $281,208 for the three months ended September 30, 2004 and 2003, respectively, and $999,688 and $939,336 for the nine months ended September 30, 2004 and 2003, respectively.  Such fees in the amounts of $105,192 and $93,006 were payable at September 30, 2004 and December 31, 2003, respectively.

During July 2004, the Company amended certain terms of its Declaration of Trust.  Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter.  Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in management fees.

Under the provisions of the property management agreements, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company.  At September 30, 2004 and December 31, 2003, $293,211 and $288,305, respectively, were payable to the Management Company related to these reimbursable costs.

In consideration of leasing the properties, the Company also pays the Management Company leasing commissions of 6% for leases originated by the Management Company and 4% for expansions and renewals of existing leases based on Effective Gross Revenues from the properties.  The Company incurred total leasing commissions to the Management Company of $218,657 and $159,647 for the three months ended September 30, 2004 and 2003, respectively, and $650,199 and $713,586 for the nine months ended September 30, 2004 and 2003, respectively.  At September 30, 2004 and December 31, 2003, $223,122 and $175,725, respectively, were payable to the Management Company relating to leasing commissions.

The fees payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the former agreement.

The Management Company paid $26,856 and $20,994 to the Company for office space during the three months ended September 30, 2004 and 2003, respectively, and $79,968 and $61,936 for the nine months ended September 30, 2004 and 2003, respectively.  Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company.  At September 30, 2004 and December 31, 2003, $200,415 was payable to the Management Company related to these liabilities.

The Company’s day-to-day operations are strategically directed by HCP’s Board of Trustees and implemented through the Management Company.  Hartman is HCP’s Board Chairman and sole owner of the Management Company.  Hartman was owed $47,251 and $41,306 in dividends payable on his common shares at September 30, 2004 and December 31, 2003, respectively.  Hartman owned 3.9% and 3.4% of the issued and outstanding common shares of HCP as of September 30, 2004 and December 31, 2003, respectively.

The Company was a party to various other transactions with related parties which are reflected in “due to/from affiliates” in the accompanying consolidated balance sheets and also disclosed in Notes 5 and 9.

Note 9  -  Shareholders’ Equity

In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  Under its Articles of Amendment and Restatement in effect, HCP has authority to issue 400,000,000 common shares of beneficial interest, $0.001 par value per share, and 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.  All capital stock amounts, share and per share information in the accompanying consolidated financial statements and the related notes to consolidated financial statements have been adjusted to retroactively reflect this recapitalization.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 9  -  Shareholders’ Equity (Continued)

Prior to June 2004, the Charter and Bylaws of HCP authorized HCP to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share.  HCP commenced a private offering (the “Private Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Private Offering of $25,000,000.  HCP intended that the Private Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.  The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available.  The Private Offering was directed solely to “accredited investors” as such term is defined in Regulation D.  Pursuant to the Private Offering, HCP sold  for cash or issued in exchange for property or OP Units, 4,907,107 (7,010,146 after the reorganization) shares as of September 30, 2004 and December 31, 2003.  HCP conducts substantially all of its operations through the Operating Partnership.  All net proceeds of the Private Offering were contributed by HCP to the Operating Partnership in exchange for OP Units.  The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes.  HCP received one OP Unit for each $10 contributed to the Operating Partnership.  OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares which were being sold in the Private Offering for $10 per common share.

On September 15, 2004, HCP’s Registration Statement on Form S-11, with respect to a public offering (the “Public Offering”) of up to 10,000,000 shares of common shares of beneficial interest to be offered at a price of $10 per share was declared effective under the Securities Act of 1933.  The Registration Statement also covers up to 1,000,000 shares available pursuant to HCP’s dividend reinvestment plan to be offered at a price of $9.50 per share.  The shares are offered to investors on a best efforts basis.

As of September 30, 2004, no shares had been issued or funds raised pursuant to the Public Offering.  HCP will not admit new shareholders pursuant to the Public Offering or receive proceeds from the Public Offering until it receives and accepts subscriptions for a minimum of 200,000 shares for gross offering proceeds of $2,000,000.  After the initial 200,000 shares are sold, subscription proceeds will be held in escrow until investors are admitted as shareholders.  HCP intends to admit new stockholders at least monthly.  At that time, subscription proceeds may be released to HCP from escrow and applied to the making of investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses.  Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share.  In connection with the reorganization discussed above, OP Unit holders received 1.42857 OP Units for each OP Unit previously held.  Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of September 30, 2004 and December 31, 2003, after giving effect to the recapitalization, there were 12,456,995 OP Units outstanding.  HCP owned 6,648,658 Units as of September 30, 2004 and December 31, 2003.  HCP’s weighted-average share ownership in the Operating Partnership was approximately 53.37% during the nine months and three months ended September 30, 2004 and 2003.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 9  -  Shareholders’ Equity (Continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units (after giving effect to the recapitalization) related to the nine months ended September 30, 2004 and the year ended December 31, 2003.

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/03	$408,762
0.0583	5/15/03	408,762
0.0584	6/15/03	409,253
0.0583	7/15/03	408,762
0.0583	8/15/03	408,762
0.0584	9/15/03	409,253
0.0583	10/15/03	408,762
0.0583	11/15/03	408,762
0.0584	12/15/03	409,253
0.0583	1/15/04	408,762
0.0583	2/15/04	408,762
0.0584	3/15/04	409,253
0.0583	4/15/04	408,762
0.0583	5/15/04	408,762
0.0584	6/15/04	409,253
0.0583	7/15/04	408,762
0.0583	8/15/04	408,762
0.0584	9/15/04	409,253
0.0583	10/15/04	408,692
0.0583	11/15/04	408,692
0.0584	12/15/04	409,392

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/03	$726,368
0.0583	5/15/03	726,368
0.0584	6/15/03	727,240
0.0583	7/15/03	726,368
0.0583	8/15/03	726,368
0.0584	9/15/03	727,240
0.0583	10/15/03	726,368
0.0583	11/15/03	726,368
0.0584	12/15/03	727,240
0.0583	1/15/04	726,368
0.0583	2/15/04	726,368
0.0584	3/15/04	727,240
0.0583	4/15/04	726,368
0.0583	5/15/04	726,368
0.0584	6/15/04	727,240
0.0583	7/15/04	726,368
0.0583	8/15/04	726,368
0.0584	9/15/04	727,240
0.0583	10/15/04	726,243
0.0583	11/15/04	726,243
0.0584	12/15/04	727,488

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 10  -  Commitments and Contingencies

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

Information concerning the Company’s reportable segments for the three months ended September 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2004
Revenues	$ 3,236,752	$2,165,292	$ 457,524	$ 63,288	$ 5,922,856
Net operating income	2,220,969	1,360,045	255,911	55,599	3,892,524
Total assets	75,064,974	49,658,846	7,185,340	9,616,278	141,525,438
Capital expenditures	9,145,825	98,634	582	-	9,245,041

2003
Revenues	$ 2,533,737	$2,114,142	$ 364,536	$ 21,668	$ 5,034,083
Net operating income	1,618,003	1,321,050	176,049	10,357	3,125,459
Total assets	53,844,336	50,307,268	7,384,333	9,556,613	121,092,550
Capital expenditures	152,000	251,742	7,409	-	411,151

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the three months ended September 30 as follows:

	2004	2003
Total segment operating income	$3,892,524	$3,125,459
Less:
Depreciation and amortization	1,321,589	1,178,874
Interest	801,090	308,501
General and administrative	276,085	190,727
Income before minority interests	1,493,760	1,447,357
Minority interests in Operating Partnership	(696,464)	(676,661)
Net income	$797,296	$770,696

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 11  -   Segment Information (Continued)

Information concerning the Company’s reportable segments for the nine months ended September 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2004
Revenues	$ 9,445,503	$ 6,456,920	$ 1,279,127	$ 323,474	$ 17,505,024
Net operating income	6,373,650	4,034,906	677,651	299,046	11,385,253
Total assets	75,064,974	49,658,846	7,185,340	9,616,278	141,525,438
Capital expenditures	9,543,867	481,297	27,397	-	10,052,561

2003
Revenues	$ 8,214,765	$ 6,421,890	$ 1,161,615	$ 258,569	$ 16,056,839
Net operating income	5,336,359	4,250,028	615,135	228,644	10,430,166
Total assets	53,844,336	50,307,268	7,384,333	9,556,613	121,092,550
Capital expenditures	800,633	525,713	18,721	-	1,345,067

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the nine months ended September 30 as follows:

	2004	2003
Total segment operating income	$11,385,253	$10,430,166
Less:
Depreciation and amortization	3,838,000	3,523,422
Interest	1,950,935	977,324
General and administrative	925,624	810,538
Income before minority interests	4,670,694	5,118,882
Minority interests in Operating Partnership	(2,177,759)	(2,388,479)
Net income	$2,492,935	$2,730,403

Note 12  -  Pro Forma Financial Information

During December 2003, the Company acquired a retail center for approximately $13,100,000.  The pro forma financial information for the three and nine months ended September 30, 2003 is based on the historical statements of the Company after giving effect to the acquisition as if such acquisition took place on January 1, 2003.

The pro forma financial information shown below is presented for information purposes only and may not be indicative of results that would have actually occurred if the acquisition had been in effect at the date indicated, nor does it purport to be indicative of the results that may be achieved in the future.

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Pro forma revenues	$5,561,418	$17,638,845

Pro forma net income available to
common shareholders	$791,903	$2,794,135

Pro forma basic and diluted earnings per
common share	$0.113	$0.399

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

Overview

We own 34 commercial properties, consisting of 19 retail centers, 12 office/warehouse properties and three office buildings.  All of our properties are located in the Houston, Texas and San Antonio, Texas metropolitan areas.  As of September 30, 2004, we had 621 total tenants.  No individual lease or tenant is material to our business.  Revenues from our largest lease constituted 2.23% of our total revenues for the three months ended September 30, 2004.  Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We have no employees and we do not manage our properties.  Our properties and day-to-day operations are managed by the Management Company under a management agreement.

Under the agreement in effect after to September 1, 2004, we pay the Management Company the following amounts:

  property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.  Generally, we expect these fees to be between approximately two and four percent (2.0%-4.0%) of gross revenues for the management of commercial office buildings and approximately five percent (5.0%) of gross revenues for the management of retail and industrial properties.

  for the leasing of the properties, a separate fee for the leases of new tenants and renewals of leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

  except as otherwise specifically provided, all costs and expenses incurred by the Management Company in fulfilling its duties for the account of and on behalf of us.  Such costs and expenses shall include the wages and salaries and other employee-related expenses of all on-site and off-site employees of the Management Company who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.

Our management agreement in effect after September 1, 2004 defines gross revenues as all amounts actually collected as rents or other charges for the use and occupancy of our properties, but excludes interest and other investment income and proceeds received for a sale, exchange, condemnation, eminent domain taking, casualty or other disposition of assets.

Under an advisory agreement effective September 1, 2004, we pay the Management Company for asset management services a quarterly fee in an amount equal to one-fourth of 0.25% of the gross asset value calculated on the last day of each preceding quarter.

Gross asset value is defined as the amount equal to the aggregate book value of the our assets (other than investments in bank accounts, money market funds or other current assets), before depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets, at the date of measurement, except that during such periods in which we are obtaining regular independent valuations of the current value of our net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements.  Gross asset value is the greater of (i) the amount determined pursuant to the foregoing or (ii) our assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets.

Under the agreement in effect prior to September 1, 2004, we paid the Management Company the following amounts:

  a management fee of 5% of our effective gross revenues to manage our properties;

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

Our management agreement in effect prior to September 1, 2004 defines effective gross revenues as all payments actually collected from tenants and occupants of our properties, exclusive of:

  security payments and deposits (unless and until such deposits have been applied to the payment of current or past due rent); and

  payments received from tenants in reimbursement of the expense of repairing damage caused by tenants.

The fees payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the former agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  You should read Note 1, Summary of Significant Accounting Policies, to our financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations.  As of September 30, 2004 and December 31, 2003, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, our consolidated financial statements include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value.  We have determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2004 and December 31, 2003.

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

Liquidity and Capital Resources

General.  During the year ended December 31, 2003 and the nine-month period ended September 30, 2004, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly distributions.  We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space.  We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.  We also believe that our properties are adequately covered by insurance.

Cash and Cash Equivalents.  We had cash and cash equivalents of $496,239 on September 30, 2004 as compared to $578,687 on December 31, 2003 for operations and to purchase marketable securities.  The increase was relatively insignificant because we try to keep cash balances to a minimum by either buying properties, improving properties, reducing debt or making distributions to shareholders.  We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation.  The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties.  We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place.  We may prepay the loan after July 1, 2005 without penalty.  We must pay a prepayment fee equal to one percent of the outstanding principal balance under the facility if we prepay the note prior to July 1, 2005.  As of September 30, 2004, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility.  During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly.  The interest rate was 4.17% as of September 30, 2004.  We are not required to make any principal payments prior to the loan’s maturity.  The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period.  In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

  grant certain liens; and

  loan money to others.

The security documents related to the note contain a covenant which requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations.  We believe that this covenant and the other restrictions provided for in our credit facility will not affect or limit Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to us.  The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults.  These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of our 16 properties which do not secure this debt.

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

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan is secured by otherwise unencumbered properties currently directly owned by the Operating Partnership as well as those to be acquired with the proceeds drawn from the facility and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the acquired properties, all deposits, bank accounts, instruments arising in virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the acquired properties and all leases, rents, royalties and profits or other benefits of the acquired properties.  As of November 1, 2004, we had borrowed $16,700,000 under this credit facility; and at September 30, 2004, the loan balance was $16,782,362.  We are required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

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

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property.  The balance at September 30, 2004 was $6,198,979.  The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum.  The balance of the note is payable in full on December 1, 2006.

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

Total Contractual Cash Obligations.  A summary of our contractual cash obligations, as of September 30, 2004 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations	$57,521,267	$17,307,857	$40,213,410	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$57,521,267	$17,307,857	$40,213,410	—	—

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions.  During the quarter ended September 30, 2004, we acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of GLA.  The property was acquired for cash in the amount of approximately $8,900,000.

During 2003, we acquired from an unrelated party one multi-tenant retail center comprising approximately 192,458 square feet of GLA.  The property was acquired for cash and assumption of debt of $6,550,000 for a total consideration of approximately $13,100,000.

Common Share Distributions.  We declared the following distributions to our shareholders during 2003 and 2004:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2003	$408,762	$0.0583
May 2003	408,762	0.0583
June 2003	409,253	0.0584
July 2003	408,762	0.0583
August 2003	408,762	0.0583
September 2003	409,253	0.0584
October 2003	408,762	0.0583
November 2003	408,762	0.0583
December 2003	409,253	0.0584
January 2004	408,762	0.0583
February 2004	408,762	0.0583
March 2004	409,253	0.0584
April 2004	408,762	0.0583
May 2004	408,762	0.0583
June 2004	409,253	0.0584
July 2004	408,762	0.0583
August 2004	408,762	0.0583
September 2004	409,253	0.0584
October 2004	408,692	0.0583
November 2004	408,692	0.0583
December 2004	409,392	0.0584
Average Per Quarter		$0.1750

The following sets forth the tax status of the amounts we distributed to shareholders during 1999 through 2003:

Tax Status	2003	2002	2001	2000	1999
Ordinary income	24.8%	85.1%	70.5%	75.9%	100%
Return of capital	75.2%	14.9%	29.5%	24.1%	-
Capital gain	-	-	-	-	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%

OP Unit Distributions.  The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, during 2003 and 2004:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2003	$726,368	$0.0583
May 2003	726,368	0.0583
June 2003	727,240	0.0584
July 2003	726,368	0.0583
August 2003	726,368	0.0583
September 2003	727,240	0.0584
October 2003	726,368	0.0583
November 2003	726,368	0.0583
December 2003	727,240	0.0584
January 2004	726,368	0.0583
February 2004	726,368	0.0583
March 2004	727,240	0.0584
April 2004	726,368	0.0583
May 2004	726,368	0.0583
June 2004	727,240	0.0584
July 2004	726,368	0.0583
August 2004	726,368	0.0583
September 2004	727,240	0.0584
October 2004	726,243	0.0583
November 2004	726,243	0.0583
December 2004	727,488	0.0584
Average Per Quarter		$0.1750

Results of Operations

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

General.

The following table provides a general comparison of our results of operations for the quarters ended September 30, 2003 and September 30, 2004:

	September 30, 2003	September 30, 2004
Number of properties owned and operated	32	34
Aggregate gross leasable area (sq. ft.)	2,348,862	2,635,063
Occupancy rate	89%	87%
Total revenues	$ 5,034,083	$ 5,922,856
Total operating expenses	$ 3,586,726	$ 4,429,096
Income before minority interest	$ 1,447,357	$ 1,493,760
Minority Interest in the Operating Partnership	($ 676,661)	($ 696,464)
Net income	$ 770,696	$ 797,296

Revenues.

We had rental income and tenant reimbursements of $5,841,085 for the three months ended September 30, 2004, as compared to revenues of $4,988,172 for the three months ended September 30, 2003, an increase of $852,913, or 17%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues during the third quarter of 2004 as compared to the third quarter of 2003 was due primarily to the acquisition of two properties since the third quarter of 2003.  Our occupancy rate at September 30, 2004 was 87%, as compared to 89% at September 30, 2003 and our average annualized revenue was $8.77 per square foot in the third quarter of 2004, as compared to an average annualized revenue of $8.57 per square foot in the third quarter of 2003.

We had interest and other income of $81,771 for the three months ended September 30, 2004, as compared to $45,911 for the three months ended September 30, 2003, an increase of $35,860, or 78%.  We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments.  The increase in interest and other income during the third quarter of 2004 as compared to 2003 resulted primarily from increase in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $4,429,096 for the three months ended September 30, 2004, as compared to $3,586,726 for the three months ended September 30, 2003, an increase of $842,370, or 23%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the third quarter of 2004 was a result of increased maintenance, real estate taxes and depreciation and amortization expenses.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our increased revenues in the third quarter of 2004, management fees were $329,743 in the third quarter of 2004, as compared to $281,208 in the third quarter of 2003, an increase of $48,535, or 17%.  The fees payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the former agreement.  Our interest expense increased by $492,589, or 160%, in the third quarter of 2004 as compared to the third quarter of 2003.  Our average outstanding debt increased from $34,577,073 in the third quarter of 2003 compared to $52,131,815 in the third quarter of 2004 and the average interest rate associated with this debt increased from 3.87% in the third quarter of 2003 to 4.46% in the third quarter of 2004.  We also paid approximately $220,000 in the third quarter of 2004 for penalties and interest related to the settlement of lawsuits contesting prior years’ property taxes.  Finally, general and administrative expenses increased $85,358, or 45%, in the third quarter of 2004 as compared to the third quarter of 2003.

Net Income.

Income provided by operating activities before minority interest was $1,493,760 for the quarter ended September 30, 2004, as compared to $1,447,357 for the quarter ended September 30, 2003, an increase of $46,403, or 3%.  Net income provided by operating activities for the quarter ended September 30, 2004 was $797,296, as compared to $770,696 for the quarter ended September 30, 2003, an increase of $26,600, or 3%.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

General.

The following table provides a general comparison of our results of operations for the nine months ended September 30, 2003 and September 30, 2004:

	September 30, 2003	September 30, 2004
Number of properties owned and operated	32	34
Aggregate gross leasable area (sq. ft.)	2,348,862	2,635,063
Occupancy rate	89%	87%
Total Revenues	$ 16,056,839	$ 17,505,024
Total Operating Expenses	$ 10,937,957	$ 12,834,330
Income before Minority Interest	$ 5,118,882	$ 4,670,694
Minority Interest in the Operating Partnership	($ 2,388,479)	($ 2,177,759)
Net Income	$ 2,730,403	$ 2,492,935

Revenues.

We had rental income and tenant reimbursements of $17,119,976 for the nine months ended September 30, 2004, as compared to revenues of $15,708,228 for the nine months ended September 30, 2003, an increase of $1,411,748, or 9%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was due primarily to the acquisition of two properties since the third quarter of 2003.  Our occupancy rate at September 30, 2004 was 87%, as compared to 89% at September 30, 2003, and our average annualized revenue was $9.00 per square foot for the nine months ended September 30, 2004, as compared to an average annualized revenue of $9.11 per square foot for the nine months ended September 30, 2003.

We had interest and other income of $385,048 for the nine months ended September 30, 2004, as compared to $348,611 for the nine months ended September 30, 2003, an increase of $36,437, or 10%.  We hold all revenues and proceeds we receive from offerings in money market accounts and other short-term, highly liquid investments.  In 2003, we had proceeds from the loan refinancing we completed in December 2002 that earned interest.  The increase in interest and other income for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 resulted primarily from increases in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $12,834,330 for the nine months ended September 30, 2004, as compared to $10,937,957 for the nine months ended September 30, 2003, an increase of $1,896,373, or 17%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during the nine months ended September 30, 2004 was a result of increased maintenance, real estate taxes, general and administrative and depreciation and amortization expenses.  Real estate taxes increased significantly for the period because in 2003, we settled several lawsuits against an appraisal district which resulted in a reduction of previously accrued property taxes.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates.  As a result of our increased revenues for the nine months ended September 30, 2004, management fees were $999,688 for the nine months ended September 30, 2004, as compared to $939,336 for the nine months ended September 30, 2003, an increase of $60,352, or 6%.  The fees payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the former agreement.  Our interest expense increased by $973,611, or 100%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  Our average outstanding debt increased from $36,762,406 for the nine months ended September 30, 2003 compared to $52,515,528 for the nine months ended September 30, 2004 and the average interest rate associated with this debt increased from 3.87% for the nine months ended September 30, 2003 to 4.38% for the nine months ended September 30, 2004.  We also paid approximately $220,000 in the third quarter of 2004 for penalties and interest related to the settlement of lawsuits contesting prior years’ property taxes.  Finally, general and administrative expenses increased $115,086, or 14%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003  primarily as the result of an increase in professional fees.

Net Income.

Income provided by operating activities before minority interest was $4,670,694 for the nine months ended September 30, 2004, as compared to $5,118,882 for the nine months ended September 30, 2003, a decrease of $448,188, or 9%.  Net income provided by operating activities for the nine months ended September 30, 2004 was $2,492,935, as compared to $2,730,403 for the nine months ended September 30, 2003, a decrease of $237,468, or 9%.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates.  As of September 30, 2004, we had $51,222,362 of indebtedness outstanding under these facilities.  The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $512,224 annually.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, we consummated a reorganization to change HCP’s state of organization from Texas to Maryland pursuant to a merger of HCP with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization.  In conjunction with the reorganization, each outstanding common share of beneficial interest of HCP was converted into 1.42857 common shares of beneficial interest of the surviving Maryland entity.  In addition, HCP filed Articles of Amendment and Restatement to its Declaration of Trust, pursuant to which the rights of the holders of HCP’s common shares of beneficial interest have been modified.  The purpose for this amendment was to bring HCP’s Declaration of Trust in compliance with the guidelines set forth in the Statement of Policy Regarding Real Estate Programs of the North American Securities Administrators Association, Inc. as well as similar policy statements incorporated in the securities laws of individual states.  As a result of the Articles of Amendment and Restatement to our Declaration of Trust:

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Pursuant to SEC Release 34-47551, this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hartman Commercial Properties REIT (Registrant)
Date: November 15, 2004	By: /s/ Robert W. Engel Robert W. Engel Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Pursuant to SEC Release 34-47551, this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934.