Form 10-K
period 2004-12-31
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2005-03-31
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-50256

Hartman Commercial Properties REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	76-0594970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1450 West Sam Houston Parkway North, Suite 100, Houston, Texas 77043-3124
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 467-2222

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $64,337,462 assuming a market value of $10 per share.

As of  March 22, 2005, the Registrant had 7,443,420 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which shall be filed no later than April 30, 2005, into Part III of this Form 10-K to the extent stated herein.

HARTMAN COMMERCIAL PROPERTIES REIT
FORM 10-K
Year Ended December 31, 2004

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of the Company’s financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to its shareholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on its knowledge and understanding of the Company’s business and industry.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of the Company’s Registration Statement on Form S-11, as amended, as previously filed with the Securities and Exchange Commission.

PART I

Item 1.  Business.

General Development of Business

Hartman Commercial Properties REIT (the “Company”) is a Maryland real estate investment trust organized in December 2003 for the purpose of merging with Hartman Commercial Properties REIT, a Texas real estate investment trust organized in August 1998. On June 4, 2004, the shareholders of the Texas entity approved the merger, and on July 28, 2004, the reorganization was completed. We are the surviving entity as a result of the merger. The sole purpose of the reorganization was to change our state of domicile to Maryland by the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. The Company has made an election to be taxed as a real estate investment trust (“REIT”).  The Company invests in and operates retail, industrial and office properties located primarily in the Houston and San Antonio metropolitan areas, and plans to expand its investments to retail, office and industrial properties located in major metropolitan cities in the United States, principally in the Southern United States.  The Company intends to lease each respective property to one or more tenants.  In addition, the Company may make or invest in mortgage loans consistent with its REIT status.

Substantially all of the Company’s business is conducted through Hartman REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  The Company is the owner of a 53.37% interest in the Operating Partnership and is the sole general partner of the Operating Partnership.

The Company’s advisor is Hartman Management, L.P. (the “Management Company”), a Texas limited partnership formed in 1990.  The Management Company is an affiliate of the Company.  The Management Company is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

As of March 22, 2005, the Company had 7,443,420 common shares of beneficial interest (common stock) outstanding.  As of such date, the Company had no shares of preferred stock issued and outstanding and no common stock equivalents outstanding.  No stock options had been issued as of March 22, 2005.

On December 31, 2004, the Company owned 34 properties.  One additional property, containing approximately 106,169 feet of gross leasable area, was acquired on March 14, 2005.  All of the Company’s properties are located in the metropolitan Houston, Texas and San Antonio, Texas areas.  The properties primarily consist of retail centers and each is designed to meet the needs of surrounding local communities.  A supermarket or one or more nationally and/or regionally recognized tenants typically anchors each of the properties.  In the aggregate, at December 31, 2004 the properties contained approximately 2,635,000 square feet of gross leasable area.

As of December 31, 2004, the properties were approximately 86.2% leased.  As of such date, anchor space at the properties, representing approximately 10.0% of total leasable area, was 91.4% leased, while non-anchor space, accounting for the remaining 90.0% balance, was approximately 85.6% leased.  A substantial number of the tenants of the properties are local tenants.  Indeed, 74.5% of the tenants are local tenants and 12.2% and 13.3% of the tenants are national and regional tenants, respectively.

Substantially all of the Company’s revenues consist of base rents and percentage rents received under long-term leases.  For the year ended December 31, 2004, total rents and other income were $23,106,301 and percentage rents were $-0-.  Approximately 66.5% of all existing leases provide for annual increases in the base rental payments with a “step up” rental clause.

Recent Developments

Initial Public Offering

On September 15, 2004, the Company’s Registration Statement on Form S-11, with respect to a public offering (the “Public Offering”) of up to 10,000,000 common shares of beneficial interest to be offered at a price of $10.00 per share, was declared effective under the Securities Act of 1933.  The Registration Statement also covers up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share.  The shares are being offered to investors on a best efforts basis, which means that the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares.

As of December 31, 2004, no shares had been issued pursuant to the Public Offering, because its terms provided that the Company would not admit new shareholders pursuant to the Public Offering, or receive any proceeds therefrom, until subscriptions aggregating at least $2,000,000 (200,000 shares) were received and accepted by the Company, not including shares sold to residents of either New York or Pennsylvania.  As of December 31, 2004, the Company had received and accepted subscriptions for a total of 147,432 shares for gross offering proceeds of $1,474,320 held in escrow as of such date.

As of February 11, 2005, the Company had accepted subscriptions for 277,775 shares (not including shares sold to residents of either New York or Pennsylvania) and, accordingly, 277,775 shares had been issued pursuant to the Public Offering as of such date with gross offering proceeds received of $2,777,750.  The terms of the Public Offering provide that we will pay a dealer manager fee of up to 2.5% of the gross offering proceeds to D.H. Hill Securities, LLP, our dealer manager for the Public Offering, and also that we will pay selling commissions of up to 7.0% of the gross offering proceeds for any sales through participating broker-dealers and the dealer manager, other than sales by employees of the Management Company sponsored by the dealer manager.  Additionally, in connection with the Public Offering, we have agreed to pay the Management Company, in its capacity as our advisor (i) up to 2.5% of the gross offering proceeds as reimbursement for the Management Company’s payment of organization and offering expenses on behalf of the Company and (ii) an acquisition fee equal to 2.0% of the gross offering proceeds for its services in connection with the selection, purchase, development or construction of real property (payable upon receipt by the Company of such proceeds, rather than when a property is acquired).  We accrued an aggregate of $218,260 in dealer manager fees and selling commissions for the subscriptions accepted through February 11, 2005, resulting in net proceeds to the Company (after the payment of such fees and commissions) of $2,559,490.  Out of such net proceeds, we accrued amounts payable to the Management Company of $69,444 as a reimbursement of organization and offering expenses and $55,555 pursuant to the acquisition fee described above.

Additional subscription proceeds will be held in escrow until investors are admitted as shareholders.  We intend to admit new stockholders at least monthly pursuant to the Public Offering.  At that time, subscription proceeds may be released to the Company from escrow and applied to the making of investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses.  Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

Recent Acquisitions

On September 8, 2004, the Company purchased Stafford Plaza, a retail shopping center containing approximately 95,032 rentable square feet located on an approximately 8.66-acre tract of land in Houston, Texas.  The total purchase price of Stafford Plaza was $8.9 million, plus closing costs, and was paid through cash drawn on the Company’s line of credit.  The purchase price for the transaction was determined through negotiations between STPL Associates LP, the seller, and the Company.  STPL Associates LP is not affiliated with the Company, Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership II, L.P., or Hartman Management, L.P.  Stafford Plaza, which was built in 1974, includes among its major tenants The TJX Companies, Inc., Blockbuster, Inc. and Exxon Mobil Corporation.  The current aggregate annual base rent for all tenants in Stafford Plaza is approximately $856,029.

On March 14, 2005, the Company purchased Woodlake Plaza, an office building containing approximately 106,169 rentable square feet located on an approximately 3.4963-acre tract of land in Houston, Texas.  The total purchase price of Woodlake Plaza was $5.5 million, plus closing costs, and was paid through cash drawn on the Company’s line of credit.  The purchase price for the transaction was determined through negotiations between CSFB 1998-P1 Gessner Office Limited Partnership, the seller, and the Company.  CSFB 1998-P1 Gessner Office Limited Partnership is not affiliated with the Company, Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership II, L.P., or Hartman Management, L.P.  Woodlake Plaza, which was built in 1975, includes among its major tenants Hibernia Corporation, Management Alliance Group and Rock Solid Images.  The current aggregate annual base rent for all tenants in Woodlake Plaza is approximately $1,370,403.

Investment Objectives and Criteria

The following is an overview of our current policies with respect to investments, borrowing, affiliate transactions, equity capital and certain other activities.  All of these policies have been established in our governance documents or by our management and may be amended or revised from time to time (and at any time) by our management or trustees without a vote or the approval of our shareholders.  Any change to these policies would be made, however, only after a review and analysis of such change, in light of then existing business and other circumstances, and then only if we believe that it is advisable to do so in the best interest of our shareholders.  We cannot assure you that our policies or investment objectives will be attained or that the value of our common shares will not decrease.

General

We invest in commercial real estate properties, primarily neighborhood retail centers and office and industrial properties. Our primary business and investment objectives are:

•      to maximize cash dividends paid to our shareholders;

•      to continue to qualify as a REIT for federal income tax purposes;

•      to obtain and preserve long-term capital appreciation in the value of our properties to be realized upon our ultimate sale of such properties; and

•      to provide our shareholders with liquidity for their investment in us by listing our shares on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or another national exchange within twelve years after the completion of the Public Offering.

In addition, to the extent that our advisor determines that it is advantageous to make or invest in mortgage loans, we will also seek to obtain fixed income through the receipt of payments on mortgage loans.  Our management intends to limit such mortgage investments to 15.0% of our total investment portfolio unless our management determines that prevailing economic or portfolio circumstances require otherwise.  We cannot assure you that we will attain these objectives or that our capital will not decrease.  Pursuant to our advisory agreement, our advisor will be indemnified for claims relating to any failure to succeed in achieving these objectives.

We may not materially change our investment objectives, except upon approval of shareholders holding a majority of the shares.  Our independent trustees will review our investment objectives at least annually to determine that our policies are in the best interests of our shareholders.  Each such determination will be set forth in the minutes of our board of trustees.  Decisions relating to the purchase or sale of our investments will be made by the Management Company, as our advisor, subject to approval by our board of trustees, including a majority of our independent trustees.

Acquisition and Investment Policies

We intend to continue to acquire community retail centers and office and industrial properties for long-term ownership and for the purpose of producing income.  These are properties that generally have premier business addresses in especially desirable locations.  Such properties generally are of high quality construction, offer personalized tenant amenities and attract higher quality tenants.  We generally intend to hold our properties seven to ten years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of our properties.  However, economic or market conditions may influence us to hold our investments for different periods of time.  Also, it is our management’s belief that targeting this type of property for investment will enhance our ability to enter into joint ventures with other institutional real property investors (such as pension funds, public REITs and other large institutional real estate investors), thus allowing greater diversity of investment by increasing the number of properties in which we invest.  Our management also believes that a portfolio consisting of a preponderance of this type of property enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.

We acquire assets primarily for income.  Although we have historically invested in properties that have been constructed and have operating histories, we anticipate that we may become more active in investing in raw land or in properties that are under development or construction.  To the extent feasible, we will invest in a portfolio of properties that will satisfy our investment objectives of maximizing cash available for payment of dividends, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

Our policy is to continue to acquire properties in the Houston and San Antonio, Texas metropolitan areas where we believe opportunities exist for acceptable investment returns.  We anticipate that we will continue to focus on properties in the $1,000,000 to $10,000,000 value range.  We typically lease our properties to a wide variety of tenants on a “triple-net” basis which means that the tenant is responsible for paying the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space.  Our management believes that its extensive experience, market knowledge and network of industry contacts in the Houston and San Antonio metropolitan areas, and the limitation of our investments to this area, gives us a competitive advantage and enhances our ability to identify and capitalize on acquisitions.  Although we anticipate that we will continue to focus primarily on acquisition opportunities in Houston and San Antonio, Texas, we are also exploring opportunities in Texas outside of Houston and San Antonio.  Specifically, we are exploring the feasibility of acquiring commercial real estate in Dallas, Texas.

Although, we currently intend to invest in or develop community retail centers and other office and industrial properties in the Houston and San Antonio metropolitan areas, our future investment or redevelopment activities are not limited to any geographic area or to a specified property use.  We may invest in any geographic area and we may invest in other commercial properties such as manufacturing facilities, and warehouse and distribution facilities in order to reduce overall portfolio risk, enhance overall portfolio returns, or respond to changes in the real estate market if our advisor determines that it would be advantageous to do so.  Further, to the extent that our advisor determines it is in our best interest, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, we may make or invest in mortgage loans secured by the same types of commercial properties in which we intend to invest.  Our management intends to limit such mortgage investments to 15.0% of our total investment portfolio unless our management determines that prevailing economic or portfolio circumstances require otherwise.

Although we are not limited as to the form our investments may take, all of our properties are owned by the Operating Partnership or by a wholly owned subsidiary of the Operating Partnership in fee simple title.  We expect to continue to pursue our investment objectives through the direct ownership of properties.  However, in the future, we may also participate with other entities (including non-affiliated entities) in property ownership, through joint ventures, limited liability companies, partnership, co-tenancies or other types of common ownership.  We presently have no plans to own any properties jointly with another entity or entities.  In addition, we may purchase properties and lease them back to the sellers of such properties.  While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that, if during a stated period the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property.  The amount paid for an option, if any, is normally surrendered if the property is not purchased and is normally credited against the purchase price if the property is purchased.

In purchasing, leasing and developing properties, the Company will be subject to risks generally incident to the ownership of real estate, including:

•                  changes in general or local economic conditions;

•                  changes in supply of or demand for similar or competing properties in an area;

•                  changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•                  adverse changes in tax, real estate, environmental and zoning laws;

•                  a taking of any of our properties by eminent domain;

•                  acts of God, such as earthquakes or floods and other uninsured losses;

•                  periods of high interest rates and tight money supply that may make the sale of properties more difficult;

•                  a reduction in rental income as a result of the inability to maintain occupancy levels due to tenant turnover or tenant bankruptcies; and

•                  general overbuilding or excess supply in the market area.

Some or all of the foregoing factors may affect our properties, which could adversely affect our operations and ability to pay dividends to shareholders.  The Company and its performance will be subject to additional risks as have been listed in the Company’s Registration Statement on Form S-11, as amended, as previously filed with the Securities and Exchange Commission.

Terms of Leases and Tenant Credit Worthiness

While the terms and conditions of any lease that we enter into with our tenants may vary substantially from those described herein, we expect that a majority of our leases will be office leases customarily used between landlords and tenants in the geographic area where the property is located.  Such leases generally provide for terms of three to five years and require the tenant to pay a pro rata share of building expenses.  Under such typical leases, the landlord is directly responsible for all real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs.

We will execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current submarket conditions and the verifiable creditworthiness of each particular tenant.  We will use a number of industry credit rating services to determine the creditworthiness of potential tenants and any personal guarantor or corporate guarantor of each potential tenant.  The reports produced by these services will be compared to the relevant financial data collected from these parties before consummating a lease transaction.  Our advisor will promulgate leasing guidelines for use by the Management Company in evaluating prospective tenants and proposed lease terms and conditions.

Borrowing Policies

Most of our current properties are subject to mortgages.  If we acquire a property for cash in the future, we will most likely fund a portion of the purchase price with debt.  By operating and acquiring on a leveraged basis, we will have more funds available for investment in properties.  This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio of assets.  When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Our organizational and governance documents generally limit the maximum amount of indebtedness that we may incur to 300% of our net assets as of the date of any borrowing.  Notwithstanding the foregoing, we may exceed such borrowing limits if any excess in borrowing over such 300% level is approved by a majority of our independent trustees and disclosed to our shareholders in a subsequent quarterly report.  Further, we do not have a policy limiting the amount of indebtedness we may incur or the amount of mortgages which may be placed on any one piece of property.  As a general policy, however, we intend to maintain a ratio of total liabilities to total assets that is less than 50%.  As of December 31, 2004, we had a ratio of total liabilities to total assets of 46.5%.  However, we may not be able to continue to achieve this objective.

The Management Company will refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment.  The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, and an increase in property ownership if refinancing proceeds are reinvested in real estate.

We may not borrow money from any of our trustees or from the Management Company and its affiliates unless such loan is approved by a majority of the trustees, including a majority of the independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.

Disposition Policies

We intend to hold each property that we acquire for an extended period, and we have no current intention to dispose of any of our properties.  However, a property may be sold before the end of the expected holding period if, in the judgment of the Management Company, the value of the property might decline substantially, an opportunity has arisen to improve other properties, we can increase cash flow through the disposition of the property, or the sale of the property is in our best interests.  The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation.  The selling price of a leased property will be determined in large part by the amount of rent payable by the tenants.  The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

If our shares are not listed for trading on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or another national exchange within twelve years of the termination of the Public Offering, unless such date is extended by the majority vote of both our board of trustees and our independent trustees, our Declaration of Trust requires us to begin the sale of all of our properties and distribution to our shareholders of the net sale proceeds resulting from our liquidation.  If at any time after twelve years of the termination of the Public Offering we are not in the process of either (i) listing our shares for trading on a national securities exchange or including such shares for quotation on the Nasdaq Stock Market or (ii) liquidating our assets, investors holding a majority of our shares may vote to liquidate us in response to a formal proxy to liquidate.  Depending upon then prevailing market conditions, it is our intention to begin to consider the process of listing or liquidation prior to the twelfth anniversary of the termination of the Public Offering.  In making the decision to apply for listing of our shares, the trustees will try to determine whether listing our shares or liquidating our assets will result in greater value for our shareholders.  The circumstances, if any, under which the trustees will agree to list our shares cannot be determined at this time.  Even if our shares are not listed or included for quotation, we are under no obligation to actually sell our portfolio within this period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and federal income tax effects on shareholders that may prevail in the future.  We may not be able to liquidate our assets.  We will continue in existence until all properties are sold and our other assets are liquidated.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

Consistent with the requirements necessary to maintain our qualification as a REIT for Federal income tax purposes, we may acquire securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.  We may acquire all or substantially all of the securities or assets of REITs or similar entities where such investments would be consistent with our investment policies.  We anticipate that we will only acquire securities or other interests in issuers engaged in commercial real estate activities involving retail, office or industrial properties.  We may also invest in entities owning undeveloped acreage.  Neither our Declaration of Trust nor our bylaws place any limit or restriction on the percentage of our assets that may be invested in securities of or interests in other issuers. The governance documents of the Operating Partnership also do not contain any such restrictions.

We may also invest in limited partnership and other ownership interests in entities that own real property.  We expect that we may make such investments when we consider it more efficient to acquire an entity owning such real property rather than to acquire the properties directly.  We also may acquire less than all of the ownership interests of such entities if we determine that such interests are undervalued and that a liquidation event in respect of such interests are expected within the investment holding periods consistent with that for our direct property investments.

Other than our interest in the Operating Partnership, we currently do not own any securities of other entities.  We do not presently intend to acquire securities of any non-affiliated entities.

Equity Capital

If our trustees determine to raise additional equity capital, they have the authority, without shareholder approval, to issue additional common shares or preferred shares of beneficial interests.  Additionally, our trustees could cause the Operating Partnership to issue OP Units which are convertible into our common shares.  Subject to limitations contained in the organizational and governance documents of the Operating Partnership and us, the trustees could issue, or cause to be issued, such securities in any manner (and on such terms and for such consideration) they deem appropriate, including in exchange for real estate.  We have issued securities in exchange for real estate and we expect to continue to do so in the future.  Existing shareholders have no preemptive right to purchase such shares in any offering, and any such offering might cause dilution of an existing shareholder’s investment in the Company.

Environmental Matters

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals.  Under these laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal and whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  Additionally, concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions.  As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, and could expose us to liability from our tenants, their employees and others.  The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for payments of dividends to the Company’s shareholders.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.  We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and which may subject us to liability in the form of fines or damages for noncompliance.

We will not purchase any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property.  A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property.  A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property.  Certain properties that we have acquired contain, or contained, dry-cleaning establishments utilizing solvents.  Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken with respect to these and other properties.  To date, the costs associated with these investigations and any subsequent remedial measures taken have not been material to the Company.

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances.  We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties.  We have not recorded in our financial statements any material liability in connection with environmental matters.  Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities.  It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware.

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

Employees

Although we have executive officers who have management responsibilities with respect to the Company, we do not have any direct employees.  The employees of the Management Company and other affiliates of the Company perform a full range of real estate services for the Company, including acquisitions, property management, accounting, asset management, wholesale brokerage and investor relations.  As of December 31, 2004, the Management Company had 81 full time and one part time employees, none of whom was represented by a union.

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

Relationship with the Management Company and Allen R. Hartman

The Management Company is primarily responsible for managing our day-to-day business affairs and assets and carrying out the directives of our board of trustees.  The Management Company is wholly owned by Allen R. Hartman, who is our President and a member of our board of trustees.  Mr. Hartman is primarily responsible for the management decisions of the Management Company and its affiliates, including the selection of investment properties to be recommended to our board of trustees, the negotiation for these investments, and the property management and leasing of these investment properties.  The Management Company seeks to invest in commercial properties that satisfy our investment objectives, typically retail, industrial and office properties.  Our board of trustees, including a majority of our independent trustees, must approve all acquisitions of real estate properties.

Before the commencement of the Company’s Public Offering described above, Mr. Hartman received 126,000 of our common shares of beneficial interest for services he provided in connection with our formation and initial capitalization.  As of December 31, 2004, we had acquired a total of 34 properties.  We acquired 28 of those 34 properties from entities controlled by Mr. Hartman.  We acquired these properties by either paying cash, issuing our shares or issuing units of limited partnership interest in the Operating Partnership (“OP Units”).  In total, Mr. Hartman received the following as a result of such transactions:

•      897,117.19 OP Units, as adjusted to reflect the Company’s July 2004 reorganization, in consideration of Mr. Hartman’s general partner interest in the selling entities;

•      The ability to limit his future exposure to general partner liability as a result of Mr. Hartman no longer serving as the general partner to certain of the selling entities; and

•      The repayment of debt encumbering various of our properties which was personally guaranteed by Mr. Hartman.

We owed $47,386 and $41,306 in dividends payable to Mr. Hartman on his common shares at December 31, 2004 and December 31, 2003, respectively.  Mr. Hartman owned 3.9% and 3.4% of our issued and outstanding common shares as of December 31, 2004 and December 31, 2003, respectively.

Property Management and Advisory Agreements

In January 1999, we entered into a property management agreement with the Management Company.  Effective September 1, 2004, this agreement was amended and restated.    Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, we paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined.  After September 1, 2004, we pay the Management Company management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area.  We expect these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of commercial office buildings and approximately 5% of Gross Revenues for the management of retail and industrial properties.  Effective September 1, 2004, we entered into an advisory agreement with the Management Company which provides that we pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services.  We incurred total management, partnership and asset management fees of $1,339,822 and $1,232,127 for the years ended December 31, 2004 and 2003, respectively, of which $54,331 and $93,006 were payable at December 31, 2004 and 2003, respectively.

During July 2004, we amended certain terms of its Declaration of Trust.  Under the amended terms, the Management Company may be required to reimburse us for operating expenses exceeding certain limitations determined at the end of each fiscal quarter.  Expenses did not exceed the limitations in 2004.

Under the provisions of the property management agreements, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company.  At December 31, 2004 and 2003, $188,772 and $288,305, respectively, was payable to the Management Company related to these reimbursable costs.

In consideration of leasing the properties, we also pay the Management Company leasing commissions of 6% for leases originated by the Management Company and 4% for expansions and renewals of existing leases based on Effective Gross Revenues from the properties.  We incurred total leasing commissions to the Management Company of $952,756 and $978,398 for the years ended December 31, 2004 and 2003, respectively, of which $232,343 and $175,725 were payable at December 31, 2004 and 2003, respectively.

The fees payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the former agreement.

In connection with the Public Offering, we reimburse the Management Company up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by the Management Company on behalf of us.  No such reimbursable expenses were incurred for the year ended December 31, 2004 because we had not received the minimum subscription proceeds required to break escrow.  As of February 11, 2005, we had incurred reimburseable organization and offering expenses of $69,444.

Also in connection with the Public Offering , the Management Company receives an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for us.  No such fees were incurred for the year ended December 31, 2004 because we had not received the minimum subscription proceeds required to break escrow.  As of February 11, 2005, we had incurred acquisition fees payable to the Management Company of $55,555.

Pursuant to the requirements of our Declaration of Trust, we have undertaken that, if our shares are not listed for trading on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or another national exchange within twelve years of the termination of the Public Offering, unless such date is extended by the majority vote of both our board of trustees and our independent trustees, we will begin the sale of all of our properties and distribution to our shareholders of the net sale proceeds resulting from our liquidation.  The  advisory agreement  provides for two alternative forms of additional, subordinated incentive compensation to the Management Company related to this contingency, the first of which will take effect if we are required to liquidate our properties and distribute the proceeds, and the second of which will take effect if our common shares become listed on a national securities exchange or the Nasdaq National Market:

Type of Compensation	Amount of Compensation

Subordinated Participation in Net Sale Proceeds (payable only if our shares are not listed on an exchange and the Company is liquidated)

15.0% of remaining amounts of net sale proceeds after return of investors’ capital plus payment to investors of a 7.0% annual, cumulative, noncompounded return on capital.
20.0% of any such Subordinate Participation in Net Sale Proceeds (up to 1.0% of gross proceeds from the Public Offering) will be distributed by the Management Company to the dealer manager, which in turn will redistribute such amount to certain broker-dealers participating in the Public Offering.

Subordinated Incentive Listing Fee (payable only if our shares are listed on an exchange)

15.0% of the amount (if any) by which (i) our adjusted market value plus dividends paid by us prior to listing with respect to the shares sold in the Public Offering exceeds (ii) investors’ aggregate capital contributions plus payment to investors of a 7.0% annual, cumulative, noncompounded return on capital.
20.0% of any such Subordinated Incentive Listing Fee (up to 1.0% of gross proceeds from the Public Offering) will be distributed by the Management Company to the dealer manager, which in turn will redistribute such amount to certain broker-dealers participating in the Public Offering.

Payments from the Management Company

The Management Company paid the Company $106,824, $106,789 and $79,168 for office space in 2004, 2003 and 2002, respectively.  Such amounts are included in rental income in our consolidated statements of income.

Relationship to the Dealer Manager for the Public Offering

Certain employees of D.H. Hill Securities, the dealer manager for our Public Offering, are also employees of the Management Company.  Two of such persons who will have a significant amount of influence on D.H. Hill Securities’ day-to-day operations in its capacity as dealer manager for us are Robert W. Engel, our Chief Financial Officer and the Controller of the Management Company, and Richard A. Vaughan, Vice President and Director of Investor Services for the Management Company.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with the Management Company and its affiliates, including conflicts related to the arrangements described above pursuant to which the Management Company and its affiliates will be compensated by us.  Some of the conflicts of interest in our transactions with the Management Company and its affiliates, and the corporate governance measures we adopted to address these conflicts, are described below.

Interests in Other Real Estate Programs

The Management Company and its partners, officers, employees or affiliates are advisors or general partners of other Hartman programs, including partnerships that have investment objectives similar to ours, and we expect that they will organize other such programs in the future.  The Management Company and such officers, employees or affiliates have legal and financial obligations with respect to these programs that are similar to their obligations to us.

Allen R. Hartman and his affiliates have sponsored other privately offered real estate programs with substantially similar investment objectives as ours, and which are still operating and may acquire additional properties in the future.  Conflicts of interest may arise between these entities and us.

Mr. Hartman or his affiliates may acquire, for their own account or for private placement, properties that Mr. Hartman deems not suitable for purchase by us, whether because of the greater degree of risk, the complexity of structuring inherent in such transactions, financing considerations or for other reasons, including properties with potential for attractive investment returns.

Competition in Acquiring Properties

Conflicts of interest will exist to the extent that we may acquire properties in the same geographic areas where properties owned by other Hartman programs are located.  In such a case, a conflict could arise in the leasing of properties in the event that we and another Hartman program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Hartman program were to attempt to sell similar properties at the same time.  Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers as well as under other circumstances.  The Management Company will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons.  In addition, the Management Company will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties.  However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.

Affiliated Property Manager

We anticipate that properties we acquire will be managed and leased by the Management Company as our affiliated property manager, pursuant to the Management Agreement described above.  The Management Agreement has a three-year term, which we can terminate only in the event of gross negligence or willful misconduct on the part of the Management Company.  We expect the Management Company to also serve as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  As described above, management fees to be paid to the Management Company are based on a percentage of the rental income received by the managed properties.

Joint Ventures with Affiliates of the Management Company

We may determine to enter into joint ventures with other Hartman programs (as well as other parties) for the acquisition, development or improvement of properties.  The Management Company and its affiliates may have conflicts of interest in determining which Hartman program should enter into any particular joint venture agreement.  The co-venturer may have economic or business interests or goals which are or which may become inconsistent with our business interests or goals.  In addition, should any such joint venture be consummated, the Management Company may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture.  Since the Management Company and its affiliates will control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

Receipt of Fees and Other Compensation by the Management Company and its Affiliates

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by the Management Company and its affiliates, including acquisition fees, the dealer manager fee, property management and leasing fees, real estate brokerage commissions, and participation in nonliquidating net sale proceeds.  However, the fees and compensation payable to the Management Company and its affiliates relating to the sale of properties are only payable after the return to the shareholders of their capital contributions plus cumulative returns on such capital.  Subject to oversight by our board of trustees, the Management Company has considerable discretion with respect to all decisions relating to the terms and timing of all transactions.  Therefore, the Management Company may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees will generally be payable to the Management Company and its affiliates regardless of the quality of the properties acquired or the services provided to us.

No Arm’s-Length Agreements

All agreements, contracts or arrangements between or among Mr. Hartman and his affiliates, including the Management Company, and us were not negotiated at arm’s-length.  Such agreements include the Management Agreement, our Declaration of Trust, the Operating Partnership’s partnership agreement, and various agreements involved in our acquisition of properties acquired from Mr. Hartman or his affiliates.  The policies with respect to conflicts of interest described herein were designed to lessen the potential conflicts that arise from such relationships.  As described below, all conflict of interest transactions must also be approved by the conflicts committee of our board of trustees in the future.

Additional Conflicts of Interest

We will potentially be in conflict of interest positions with Mr. Hartman and the Management Company as to various other matters in our day-to-day operations, including matters related to the:

•      computation of fees and/or reimbursements under the Operating Partnership’s partnership agreement and the Management Agreement;

•      enforcement of the Management Agreement;

•      termination of the Management Agreement;

•      order and priority in which we pay the obligations of the Operating Partnership, including amounts guaranteed by or due to Mr. Hartman or his affiliates;

•      order and priority in which we pay amounts owed to third parties as opposed to amounts owed to the Management Company;

•      timing, amount and manner in which we refinance any indebtedness; and

•      extent to which we repay or refinance the indebtedness which is recourse to Mr. Hartman prior to nonrecourse indebtedness and the terms of any such refinancing.

Certain Conflict Resolution Procedures

Conflicts Committee

In order to reduce or eliminate certain potential conflicts of interest, we have created a conflicts committee of our board of trustees comprised of all of our independent trustees.  Serving on the board or, or owning an interest in, the Company will not, by itself, preclude a trustee from serving on the conflicts committee.  The conflicts committee is empowered to act on any matter permitted under Maryland law, provided that it first determine that the matter at issue is such that the exercise of independent judgment by affiliates of the Management Company could reasonably be compromised.  Those conflict of interest matters that we cannot delegate to a committee under Maryland law must be acted upon by both the board of trustees and the conflicts committee.  Among the matters we expect the conflicts committee to act upon are:

•      the continuation, renewal or enforcement of our agreements with the Management Company and its affiliates, including the Advisory Agreement and the dealer manager agreement;

•      public offerings of securities;

•      property sales;

•      property acquisitions;

•      transactions with affiliates;

•      compensation of our officers and trustees who are affiliated with our advisors;

•      whether and when we seek to list our common shares on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or another national exchange; and

•      whether and when we seek to sell the company or its assets.

Other Declaration of Trust Provisions Relating to Conflicts of Interest

In addition to the creation of the conflicts committee, our Declaration of Trust contains many other restrictions relating to (1) transactions we enter into with the Management Company and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities.  These restrictions include, among others, the following:

•      We will not purchase or lease properties in which the Management Company, any of our trustees or any of their respective affiliates has an interest without a determination by a majority of the trustees, including a majority of the independent trustees, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable.  In no event will we acquire any such property at an amount in excess of its appraised value.  We will not sell or lease properties to the Management Company, any of our trustees or any of their respective affiliates unless a majority of the trustees, including a majority of the independent trustees, not otherwise interested in the transaction, determines the transaction is fair and reasonable to us.

•      We will not make any loans to the Management Company, any of our trustees or any of their respective affiliates, except that we may make or invest in mortgage loans involving the Management Company, our trustees or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties.  In addition, the Management Company, any of our trustees and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the trustees, including a majority of the independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•      The Management Company and its affiliates shall be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation that for any year in which we qualify as a REIT, the Management Company must reimburse us for the amount, if any, by which our total operating expenses, including the asset management fee, paid during the previous fiscal year exceeds the greater of: (i) 2.0% of our average invested assets for that fiscal year, or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

•      In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by the Management Company, for both us and one or more other entities affiliated with the Management Company and its affiliates, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity.  It shall be the duty of our board of trustees, including the independent trustees, to insure that this method is applied fairly to us.  In determining whether or not an investment opportunity is suitable for more than one program, the Management Company, subject to approval by our board of trustees, shall examine, among others, the following factors:

•      the anticipated cash flow of the property to be acquired and the cash requirements of each program;

•      the effect of the acquisition both on diversification of each program’s investments by type of property and geographic area and on diversification of the tenants of its properties;

•      the policy of each program relating to leverage of properties;

•      the income tax effects of the purchase to each program;

•      the size of the investment; and

•      the amount of funds available to each program and the length of time such funds have been available for investment.

•      If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our board of trustees and the Management Company, to be more appropriate for a program other than the program that committed to make the investment, the Management Company may determine that another program affiliated with the Management Company or its affiliates will make the investment.  Our board of trustees has a duty to ensure that the method used by the Management Company for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

•      We will not accept goods or services from the Management Company or its affiliates or enter into any other transaction with the Management Company or its affiliates unless a majority of our trustees, including a majority of the independent trustees, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Financial Information About Segments

See Note 14 to the consolidated financial statements for information about our reportable segments.

Web Site Address

The Company electronically files its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”).  Copies of the Company’s filings with the SEC may be obtained from the Company’s website at www.hartmanmgmt.com or at the SEC’s website, at http://www.sec.gov.  Access to these filings is free of charge.  The Company’s code of ethics and certain other corporate governance documentation may also be obtained from the Company’s website at www.hartmanmgmt.com.  The information on our web site is not, and should not be considered to be, a part of this report.

Item 2.  Description of Real Estate and Operating Data.

On December 31, 2004, the Company owned the 34 properties discussed below.  All of the Company’s properties are located in the metropolitan Houston, Texas and San Antonio, Texas areas.  The Company’s properties primarily consist of retail centers and each is designed to meet the needs of surrounding local communities.  A supermarket or one or more nationally and/or regionally recognized tenants typically anchors each of the Company’s properties.  In the aggregate, the Company’s properties contain approximately 2,635,000 square feet of gross leasable area.  No individual property in the Company’s portfolio currently accounts for more than 10% of the Company’s aggregate leasable area.

As of December 31, 2004, the Company’s properties were approximately 86.2% leased.  Anchor space at the properties, representing approximately 10.0% of total leasable area, was 91.4% leased, while non-anchor space, accounting for the remaining 90.0% balance, was approximately 85.6% leased.  A substantial number of the Company’s tenants are local tenants.  Indeed, 74.5% of the Company’s tenants are local tenants and 12.2% and 13.3% of the Company’s tenants are national and regional tenants, respectively.  The Company defines:

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

Substantially all of the Company’s revenues consist of base rents and percentage rents received under long-term leases.  For the year ended December 31, 2004, total rents and other income were $23,106,301 and percentage rents were $-0-.  Approximately 66.5% of all existing leases provide for annual increases in the base rental payments with a “step up” rental clause.

The following table lists the five properties that generated the most rents during the year 2004.

Property	Total Rents Received in 2004	Percent of Company’s Total Rents Received in 2004
Windsor Park	$2,210,247	9.57%
Corporate Park West	1,700,224	7.36
Corporate Park Northwest	1,547,294	6.70
Lion Square	1,256,219	5.44
Plaza Park	1,016,687	4.40
Total	$7,730,671	33.47%

The Company currently does not have any individual properties that are material to its operations.  As of December 31, 2004, the Company had no property that accounted for over 10% of either the Company’s total assets or total gross revenue.

The next several pages contain summary information for the properties the Company owned on December 31, 2004.

General Physical Attributes

The following table lists, for all properties the Company owned on December 31, 2004, the year each property was developed or significantly renovated, the total leasable area of each property, the purchase price the Company paid for such property and the anchor or largest tenant at such property.

Property	Year Developed/ Renovated	Total Leasable Area (Sq. Ft.)	Purchase Price	Anchor or Largest Tenant

Bissonnet/Beltway	1978	29,205	$2,361,323	Cash America International
Webster Point	1984	26,060	1,870,365	Houston Learning Academy
Centre South	1974	44,593	2,077,198	Carlos Alvarez
Torrey Square	1983	105,766	4,952,317	99 Cents Only Stores
Providence	1980	90,327	4,592,668	99 Cents Only Stores
Holly Knight	1984	20,015	1,612,801	Quick Wash Laundry
Plaza Park	1982	105,530	4,195,116	American Medical Response
Northwest Place II	1984	27,974	1,089,344	Terra Mar, Inc.
Lion Square	1980	119,621	5,835,108	Kroger Food Stores, Inc.
Zeta Building	1982	37,740	2,456,589	American Title Co.
Royal Crest	1984	24,900	1,864,065	Paragon Benefits, Inc.
Featherwood	1983	49,670	2,959,309	Transwestern Publishing
Interstate 10	1980	151,000	3,908,072	River Oaks, L-M, Inc.
Westbelt Plaza	1978	65,619	2,733,009	National Oilwell
Greens Road	1979	20,507	1,637,217	Juan Gailegos
Town Park	1978	43,526	3,760,735	Omar’s Meat Market
Northeast Square	1984	40,525	2,572,512	99 Cent Store
Main Park	1982	113,410	4,048,837	Transport Sales
Dairy Ashford	1981	42,902	1,437,020	Foster Wheeler USA Corp.
South Richey	1980	69,928	3,361,887	Kroger Food Stores, Inc.
Corporate Park Woodland	2000	99,937	6,028,362	Carrier Sales and Distribution
South Shaver	1978	21,926	817,003	EZ Pawn
Kempwood Plaza	1974	112,359	2,531,876	Auto Zone
Bellnot Square	1982	73,930	5,792,294	Kroger Food Stores, Inc.
Corporate Park Northwest	1981	185,627	7,839,539	Air Consulting & Engineering
Westgate	1984	97,225	3,448,182	Postmark DMS, LLC
Garden Oaks	1954	95,046	6,577,782	Bally Total Fitness
Westchase	1978	42,924	2,173,300	Jesus Corral
Sunridge	1979	49,359	1,461,571	Puro Latino, Inc.
Holly Hall	1980	90,000	3,123,400	The Methodist Hospital
Brookhill	1979	74,757	973,264	T.S. Moly-Lubricants
Corporate Park West	1999	175,665	13,062,980	Accurate Restoration, Inc.
Windsor Park	1992	192,458	13,102,500	The Sports Authority
Stafford Plaza	1974	95,032	8,906,057	Marshall’s

Total		2,635,063	$135,163,602

General Economic Attributes

The following table lists certain information that relates to the rents generated by each property.  All of the information listed in this table is as of December 31, 2004.

Property	Percent Leased	Total Leasable Area (Sq. Ft.)	Total Annualized Rents Based on Occupancy	Effective Net Rent Per Sq. Ft.	Annual Percentage Rents
Bissonnet/Beltway	100.0%	29,205	$513,012	$17.57	—
Webster Point	87.0	26,060	354,396	13.60	—
Centre South	83.6	44,593	423,721	9.50	—
Torrey Square	85.8	105,766	954,518	9.02	—
Providence	68.8	90,327	671,926	7.44	—
Holly Knight	93.2	20,015	349,373	17.46	—
Plaza Park	92.1	105,530	995,169	9.43	—
Northwest Place II	61.7	27,974	140,440	5.02	—
Lion Square	100.0	119,621	1,248,321	10.44	—
Zeta Building	80.0	37,740	443,361	11.75	—
Royal Crest	100.0	24,900	328,037	13.17	—
Featherwood	87.8	49,670	840,519	16.92	—
Interstate 10	74.5	151,000	616,310	4.08	—
Westbelt Plaza	91.3	65,619	609,543	9.29	—
Greens Road	100.0	20,507	386,759	18.86	—
Town Park	100.0	43,526	804,971	18.49	—
Northeast Square	84.1	40,525	473,940	11.69	—
Main Park	87.2	113,410	647,073	5.71	—
Dairy Ashford	51.1	42,902	165,824	3.87	—
South Richey	74.3	69,928	443,745	6.35	—
Corporate Park Woodland	85.7	99,937	868,655	8.69	—
South Shaver	75.7	21,926	230,954	10.53	—
Kempwood Plaza	74.5	112,359	863,884	7.69	—
Bellnot Square	100.0	73,930	788,159	10.66	—
Corporate Park Northwest	83.7	185,627	1,546,646	8.33	—
Westgate	82.7	97,225	604,690	6.22	—
Garden Oaks	78.6	95,046	980,002	10.31	—
Westchase	91.8	42,924	454,396	10.59	—
Sunridge	89.6	49,359	462,296	9.37	—
Holly Hall	100.0	90,000	533,774	5.93	—
Brookhill	69.9	74,757	264,060	3.53	—
Corporate Park West	86.3	175,665	1,587,748	9.04	—
Windsor Park	100.0	192,458	1,863,375	9.68	—
Stafford Plaza	98.6	95,032	1,072,105	11.28	—

Total/Average	86.2%	2,635,063	$23,531,702	$8.93	—

The following table lists, for each property, as of December 31 of each of the last five years or for as long as the Company has owned the property, both the occupancy of each property and the average rental and other income per square foot of gross leasable area.

	2000		2001		2002		2003		2004
Property	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.	Percent Leased	Average Income Per Sq. Ft.
Bissonnet/Beltway	100%	$14.42	100%	$17.02	93%	$16.50	100%	$16.97	100%	$15.54
Webster Point	86	10.92	93	10.57	83	11.83	88	12.05	87	12.99
Centre South	71	6.31	88	7.96	88	7.40	85	8.03	87	9.19
Torrey Square	96	7.69	99	9.71	96	9.82	87	8.09	86	8.02
Providence	—	—	100	8.81	98	12.71	72	11.19	69	6.51
Holly Knight	93	14.02	100	17.58	91	16.46	96	17.50	93	16.39
Plaza Park	85	6.26	83	7.60	93	7.89	79	8.26	92	9.63
Northwest Place II	80	5.76	52	5.31	52	4.40	62	4.96	62	4.61
Lion Square	97	8.84	100	9.59	98	9.91	98	9.68	100	10.50
Zeta Building	86	13.43	91	13.84	94	14.21	98	12.46	80	12.99
Royal Crest	73	10.34	73	7.38	88	10.24	95	11.43	100	12.34
Featherwood	77	2.01	96	12.86	96	15.46	98	16.07	89	17.37
Interstate 10	82	3.97	97	4.36	96	4.78	83	4.84	74	4.09
Westbelt Plaza	93	6.92	85	7.21	92	8.88	82	8.26	91	8.68
Greens Road	78	15.83	100	16.54	100	18.60	100	16.15	100	17.02
Town Park	100	16.09	100	19.01	100	17.88	98	18.12	100	18.08
Northeast Square	81	9.91	84	9.14	90	11.81	81	12.48	84	11.80
Main Park	81	5.41	89	4.89	87	5.53	90	5.57	87	5.57
Dairy Ashford	80	5.94	100	6.11	100	5.83	55	3.41	51	3.99
South Richey	100	8.72	94	9.45	100	9.63	94	8.57	74	7.77
Corporate Park Woodland	4	0.06	19	1.75	76	4.70	97	7.76	86	8.67
South Shaver	57	5.11	83	7.29	97	9.82	89	11.06	76	11.75
Kempwood Plaza	95	5.79	91	5.72	93	6.73	95	7.88	74	7.64
Bellnot Square	96	10.70	98	11.71	98	11.53	96	11.82	100	11.60
Corporate Park Northwest	92	7.38	91	8.28	90	8.74	90	8.33	84	8.34
Westgate	83	4.26	96	5.54	96	6.78	85	6.88	83	6.53
Garden Oaks	86	9.44	82	10.32	86	10.69	78	10.34	79	10.38
Westchase	50	2.51	75	7.16	66	8.15	77	8.94	92	8.83
Sunridge	71	4.33	77	9.39	96	10.71	90	10.93	90	9.56
Holly Hall	91	4.56	100	5.12	100	4.63	100	5.45	90	5.89
Brookhill	52	1.59	75	3.43	89	3.45	59	3.39	70	3.51
Corporate Park West	71	3.88	92	8.47	95	9.79	94	9.13	86	9.68
Windsor Park	—	—	—	—	—	—	—	—	100	11.48
Stafford Plaza	—	—	—	—	—	—	—	—	99	12.24

Major Tenants

The following table sets forth certain information that relates to the major tenants at each property.  This information is as of December 31, 2004.  The information summarizes information relating to each anchor or largest tenant at each property.  No single lease accounted for more than 5% of the Company’s total revenues during 2003.

Property	Name of Tenant	Total Leased Area (Sq. Ft.)	Total Annual Rent	Effective Net Rent per Sq. Ft.	Lease Expiration Date

Bissonnet/Beltway	Cash America International	5,300	$84,444	$15.93	4/30/05
Webster Point	Houston Learning Academy	3,976	64,737	16.28	12/31/06
Centre South	Carlos Alvarez	10,407	96,091	9.23	3/31/06
Torrey Square	99 Cents Only Stores	25,296	219,100	8.66	9/18/04
Providence	99 Cents Only Stores	23,859	225,567	9.45	9/9/08
Holly Knight	Quick Wash Laundry	2,460	50,373	20.48	9/30/09
Plaza Park	American Medical Response	14,765	136,299	9.23	5/31/06
Northwest Place II	Terra Mar, Inc.	13,923	112,743	8.10	7/31/08
Lion Square	Kroger Food Stores, Inc.	42,205	253,440	6.00	10/31/05
Zeta Building	American Title Co.	3,233	54,314	16.80	2/28/05
Royal Crest	Paragon Benefits, Inc.	2,500	33,596	13.44	2/28/07
Featherwood	Transwestern Publishing	9,543	167,774	17.58	11/30/07
Interstate 10	River Oaks, L-M, Inc.	28,050	159,885	5.70	12/31/05
Westbelt Plaza	National Oilwell	13,300	176,652	13.28	3/31/05
Greens Road	Juan Gailegos	3,985	28,965	7.27	12/31/11
Town Park	Omar’s Meat Market	6,450	121,680	18.87	12/31/07
Northeast Square	99 Cent Store	4,573	52,220	11.42	11/30/05
Main Park	Transport Sales	23,882	103,143	4.32	8/31/05
Dairy Ashford	Foster Wheeler USA Corp.	5,118	34,760	6.79	1/31/09
South Richey	Kroger Food Stores, Inc.	42,130	265,416	6.30	2/28/06
Corporate Park Woodland	Carrier Sales and Distribution	16,991	164,204	9.66	7/31/08
South Shaver	EZ Pawn	4,547	61,133	13.44	11/30/07
Kempwood Plaza	Auto Zone	7,960	84,931	10.67	10/31/14
Bellnot Square	Kroger Food Stores, Inc.	42,130	337,044	8.00	7/31/07
Corporate Park Northwest	Air Consulting & Engineering	11,226	115,472	10.29	5/31/08
Westgate	Postmark DMS, LLC	18,818	139,175	7.40	2/28/09
Garden Oaks	Bally Total Fitness	25,722	259,166	10.08	6/30/05
Westchase	Jesus Corral	5,396	60,271	11.17	2/28/07
Sunridge	Puro Latino, Inc.	9,416	53,381	5.67	5/31/10
Holly Hall	The Methodist Hostpital	30,000	183,960	6.13	12/31/11
Brookhill	T.S. Moly-Lubricants	10,187	48,897	4.80	9/30/07
Corporate Park West	Accurate Restoration, Inc.	18,330	151,003	8.24	7/31/06
Windsor Park	The Sports Authority	54,517	463,472	8.50	8/31/15
Stafford Plaza	Marshall’s	31,008	280,956	9.06	1/31/08

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations over the next 10 years.

		Gross Leasable Area		Annual Rental Income
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Amount	Percent of the Company’s Total Rental Income
2005	144	519,470	19.71%	$5,006,293	21.27%
2006	121	404,615	15.36	3,989,468	16.95
2007	127	402,539	15.28	4,149,674	17.63
2008	82	335,589	12.74	3,603,222	15.31
2009	83	244,549	9.28	2,719,524	11.56
2010	33	131,586	4.99	1,452,767	6.17
2011	15	68,273	2.59	798,986	3.40
2012	8	28,835	1.09	392,686	1.67
2013	6	41,045	1.56	474,432	2.02
2014	8	23,868.91		313,107	1.33
Total	627	2,200,369	83.50%	$22,900,159	97.31%

Depreciation and Tax Items

Depreciation on the Company’s properties are taken on a straight line basis over 5 to 39 years for book purposes, resulting in a rate of approximately 2.5% per year.  The following table shows certain tax items relating to the Company’s properties.

Property	Federal Tax Basis	Realty Tax Rate	2004 Realty Taxes
Bissonnet/Beltway	$1,987,210	0.0298627	$39,717
Webster Point	1,380,961	0.0265927	23,154
Centre South	1,737,670	0.0321040	42,056
Torrey Square	3,607,250	0.0352077	116,185
Providence	4,830,878	0.0330224	118,881
Holly Knight	1,747,039	0.0299125	32,305
Plaza Park	2,099,578	0.0299125	85,251
Northwest Place II	967,581	0.0320077	23,430
Lion Square	4,798,488	0.0298627	141,600
Zeta Building	2,366,569	0.0333127	46,638
Royal Crest	1,941,318	0.0333127	23,319
Featherwood	3,369,216	0.0321040	88,896
Interstate 10	2,855,240	0.0310627	80,142
Westbelt Plaza	1,834,055	0.0310627	59,019
Greens Road	877,843	0.0326328	43,989
Town Park	1,392,577	0.0298627	61,935
Northeast Square	1,681,073	0.0287500	55,229
Main Park	2,756,429	0.0299125	80,764
Dairy Ashford	834,072	0.0299125	28,014
South Richey	3,481,667	0.0321040	96,312
Corporate Park Woodlands	6,504,928	0.0302800	152,499
South Shaver	921,353	0.0312740	33,219
Kempwood Plaza	3,274,773	0.0310627	87,317
Bellnot Square	4,364,091	0.0298627	112,675
Corporate Park Northwest	4,947,247	0.0320077	176,042
Westgate	1,861,804	0.0331627	69,642
Garden Oaks	4,582,312	0.0299125	126,299
Westchase	1,643,016	0.0307627	60,742
Sunridge	2,307,528	0.0307627	69,249
Holly Hall	1,815,336	0.0299125	62,827
Brookhill	1,258,673	0.0299125	34,839
Corporate Park West	9,438,227	0.0331627	248,720
Windsor Park	13,102,500	0.0282601	308,733
Stafford Plaza	8,906,057	0.0298627	198,885

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for the Company’s common stock.  Therefore, there is a risk that a shareholder may not be able to sell the Company’s common stock at a time or price acceptable to the shareholder, and investors should purchase the Company’s shares only as a long-term investment.

For these reasons, an investment in the Company involves significant risk and is only suitable for persons who have adequate financial means, desire a relatively long-term investment and who will not need immediate liquidity from their investment.  In consideration of these factors, we have established suitability standards for investors in the Public Offering, as well as for subsequent purchasers of our shares.  These suitability standards require that a purchaser of shares have either:

•      a net worth of at least $150,000; or

•      a gross annual income of at least $45,000 and a net worth of at least $45,000.

For purposes of determining suitability of an investor, net worth in all cases should be calculated excluding the value of an investor’s home, furnishings and automobiles.  In the case of sales to fiduciary accounts, these suitability standards must be met by the fiduciary account, by the person who directly or indirectly supplied the funds for the purchase of the shares if such person is the fiduciary or by the beneficiary of the account.

The suitability standards described above also apply to potential subsequent purchasers of our shares.  Accordingly, even if a shareholder is able to find a subsequent buyer for his or her shares in the Company, the shares may not be sold to such buyer unless the buyer meets the suitability standards applicable to him or her, including any suitability standards imposed by such potential purchaser’s state of residence.  Our Declaration of Trust also imposes certain restrictions on the ownership of common shares that will apply to potential transferees that may inhibit your ability to sell your shares.  Moreover, except for requests for redemptions by the estate, heir or beneficiary of a deceased shareholder, our board of trustees may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time.  Therefore, it will be difficult for holders of the Company’s common shares to sell their shares promptly or at all.  In particular, shareholders may not be able to sell their shares in the event of an emergency, and, if they are able to sell such shares, may have to sell them at a substantial discount.  It is also likely that our shares would not be accepted as the primary collateral for a loan to any of our shareholders.

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

Public Offering Proceeds

The Company’s Registration Statement on Form S-11 (SEC File No. 333-111674) was declared effective by the SEC on September 15, 2004 with respect to the Public Offering described in Item 1 above of up to 10,000,000 shares of the Company’s common stock to the public at a price of $10 per share, plus up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share, and the Company commenced the Public Offering on such date.

The 10,000,000 shares offered to the public in the Public Offering are being offered to investors on a best efforts basis, which means that the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares.

As of December 31, 2004, no shares had been issued pursuant to the Public Offering, because its terms provided that the Company would not admit new shareholders pursuant to the Public Offering, or receive any proceeds therefrom, until subscriptions aggregating at least $2,000,000 (200,000 shares) were received and accepted by the Company, not including shares sold to residents of either New York or Pennsylvania.  As of December 31, 2004, the Company had received and accepted subscriptions for a total of 147,432 shares for gross offering proceeds of $1,474,320 held in escrow as of such date.

As of February 11, 2005, the Company had accepted subscriptions for 277,775 shares (not including shares sold to residents of either New York or Pennsylvania) and, accordingly, 277,775 shares had been issued pursuant to the Public Offering as of such date with gross offering proceeds received of $2,777,750.  The Company’s application of such gross offering proceeds has been as follows:

Description of Use of Offering Proceeds	Amount of Proceeds so Utilized

Selling Commissions paid to broker/ dealers not affiliated with D.H. Hill Securities , LLP	$148,816
Dealer Manager Fee paid to D.H. Hill Securities , LLP	$69,444
Offering expense reimbursements paid to the Management Company	$69,444
Acquisition Fees paid to the Management Company	$55,555
Used for Working Capital	$1,661,375
Amounts temporarily invested in money market accounts pending final application of proceeds by the Company	$773,116

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fourth quarter of the period covered by this Annual Report on Form 10-K.

Holders

As of March 22, 2005, the Company had 7,443,420 shares of common stock outstanding held by a total of approximately 742 shareholders.

Dividends

In order to remain qualified as a REIT, the Company is required to distribute at least 90% of its annual taxable income to the Company’s shareholders.  The Company currently accrues dividends quarterly and pays such dividends in three monthly installments following the end of the quarter and intends to continue doing so.

The following table shows the dividends the Company has paid (including the total amount paid and the amount paid on a per share basis) since the Company commenced operations.  The amounts provided in the table give effect to our reorganization as a Maryland real estate investment trust and the concurrent recapitalization of our common shares on July 28, 2004.

Month Paid	Total Amount of Dividends Paid	Dividends Per Share
November 1999	$59,365	$0.1610
February 2000	109,294	0.1628
May 2000	320,276	0.1645
August 2000	402,124	0.1663
November 2000	478,206	0.1680
February 2001	559,440	0.1698
May 2001	541,380	0.1400
August 2001	602,138	0.1400
November 2001	635,778	0.1400
February 2002	687,544	0.1488
May 2002	1,102,340	0.1575
August 2002	1,166,709	0.1663
November 2002	1,226,777	0.1750
February 2003	1,226,777	0.1750
April 2003	408,762	0.0583
May 2003	408,762	0.0583
June 2003	409,253	0.0584
July 2003	408,762	0.0583
August 2003	408,762	0.0583
September 2003	409,253	0.0584
October 2003	408,762	0.0583
November 2003	408,762	0.0583
December 2003	409,253	0.0584
January 2004	408,762	0.0583
February 2004	408,762	0.0583
March 2004	409,253	0.0584
April 2004	408,762	0.0583
May 2004	408,762	0.0583
June 2004	409,253	0.0584
July 2004	408,762	0.0583
August 2004	408,762	0.0583
September 2004	409,253	0.0584
October 2004	408,692	0.0583
November 2004	408,692	0.0583
December 2004	409,392	0.0584
January 2005	408,692	0.0583
February 2005	408,692	0.0583
March 2005	412,897	0.0589
Average Per Quarter		$0.1652

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

The following table sets forth selected consolidated financial information for the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this annual report.

	Year Ended December 31,
	(in thousands, except per share data)
	2004	2003	2002	2001	2000
Income Statement Data:
Revenues	$23,484	$20,973	$20,755	$11,704	$9,626
Operations expenses	9,183	8,383	8,242	5,068	3,925
Interest	2,664	1,323	1,573	812	1,271
Depreciation and amortization	5,223	4,758	4,042	2,151	1,786
Total expenses	17,070	14,464	13,857	8,031	6,982
Income before minority interests	6,414	6,509	6,898	3,673	2,644
Minority interest in income	(2,990)	(3,035)	(3,193)	(1,932)	(1,770)
Net income	$3,424	$3,474	$3,705	$1,741	$874
Net income per common share	$0.488	$0.496	$0.529	$0.401	$0.332
Weighted average shares outstanding	7,010	7,010	7,007	4,336	2,630
Balance Sheet Data:
Real estate	$126,547	$120,256	$109,294	$66,269	$62,781
Other assets	16,070	13,810	17,670	4,409	3,017
Total assets	$142,617	$134,066	$126,964	$70,678	$65,798
Liabilities	$66,299	$55,183	$45,617	$16,311	$17,439
Minority interests in Operating Partnership	36,489	37,567	38,598	27,264	27,278
Shareholders’ equity	39,829	41,316	42,749	27,103	21,081
	$142,617	$134,066	$126,964	$70,678	$65,798
Cash Flow Data:
Proceeds from issuance of common shares	$—	$—	$155	$6,748	$11,660
Additions to real estate	10,277	8,242	1,983	5,028	6,089
Other Financial Data:
Distributions per share	$0.7005	$0.7000	$0.6738	$0.5688	$0.6685

The distributions per share represent payments from cash flow rather than from the Company’s net income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this annual report.

Overview

We own 34 commercial properties, consisting of 19 retail centers, 12 office/warehouse properties and three office buildings.  All of our properties are located in the Houston, Texas and San Antonio, Texas metropolitan areas.  As of December 31, 2004, we had 632 total tenants.  No individual lease or tenant is material to our business.  Revenues from our largest lease constituted 2.27% of our total revenues for the year ended December 31, 2004.  Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We have no employees and we do not manage our properties.  Our properties and day-to-day operations are managed by the Management Company under a property management agreement.

Under the agreement in effect after September 1, 2004, we pay the Management Company the following amounts:

•                  property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.  Generally, we expect these fees to be between approximately two and four percent (2.0%-4.0%) of gross revenues for the management of commercial office buildings and approximately five percent (5.0%) of gross revenues for the management of retail and industrial properties.

•                  for the leasing of the properties, a separate fee for the leases of new tenants and renewals of leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

•                  except as otherwise specifically provided, all costs and expenses incurred by the Management Company in fulfilling its duties for the account of and on behalf of us.  Such costs and expenses shall include the wages and salaries and other employee-related expenses of all on-site and off-site employees of the Management Company who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.

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

Gross asset value is defined as the amount equal to the aggregate book value of our assets (other than investments in bank accounts, money market funds or other current assets), before depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets, at the date of measurement, except that during such periods in which we are obtaining regular independent valuations of the current value of our net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements.  Gross asset value is the greater of (i) the amount determined pursuant to the foregoing or (ii) our assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets.

Under the agreement in effect prior to September 1, 2004, we paid the Management Company the following amounts:

•                  a management fee of 5% of our effective gross revenues to manage our properties;

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

Our management agreement in effect prior to September 1, 2004 defines effective gross revenues as all payments actually collected from tenants and occupants of our properties, exclusive of:

•                  security payments and deposits (unless and until such deposits have been applied to the payment of current or past due rent); and

•                  pay received from tenants in reimbursement of the expense of repairing damage caused by tenants.

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

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations.  As of December 31, 2004, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, our consolidated financial statements include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value.  We have determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2004.

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

Liquidity and Capital Resources

General.  During the year ended December 31, 2004, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly distributions.  We generally lease our properties on a triple-

net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space.  We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.  We also believe that our properties are adequately covered by insurance.

Cash and Cash Equivalents.  We had cash and cash equivalents of $631,978 on December 31, 2004 as compared to $578,687 on December 31, 2003 for operations and to purchase marketable securities.  The increase was relatively insignificant because we try to keep cash balances to a minimum by either buying properties, improving properties, reducing debt or making distributions to shareholders.  We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Our Debt for Borrowed Money.

In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation.  The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties.  We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place.  We may prepay the loan after July 1, 2005 without penalty.  We must pay a prepayment fee equal to one percent of the outstanding principal balance under the facility if we prepay the note prior to July 1, 2005.  As of March 1, 2005, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility.  During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly.  The interest rate was 4.79% as of December 31, 2004.  We are not required to make any principal payments prior to the loan’s maturity.  The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period.  In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan is secured by otherwise unencumbered properties currently directly owned by the Operating Partnership as well as those to be acquired with the proceeds drawn from the facility and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the acquired properties, all deposits, bank accounts, instruments arising in virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the acquired properties and all leases, rents, royalties and profits or other benefits of the acquired properties.  As of March 22, 2005, we had borrowed $19,350,000 under this credit facility; and at December 31, 2004, the loan balance was $16,700,000.  We are required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

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

•                  permit its net worth to be less than $70,000,000;

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

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property.  The balance at December 31, 2004 was $6,086,111.  The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum.  The balance of the note is payable in full on December 1, 2006.

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

Capital Expenditures.  We currently do not expect to make significant capital expenditures or any significant improvements to any of our currently owned properties during the next 12 months.  However, we may have unexpected capital expenditures or improvements on our existing assets.  Additionally, we intend to continue our ongoing acquisition strategy of acquiring properties in the Houston and San Antonio, Texas metropolitan areas where we believe opportunities exist for acceptable investment returns (generally in the $1,000,000 to $10,000,000 value range), and we may incur significant capital expenditures or make significant improvements in connection with any properties we may acquire.

Total Contractual Cash Obligations.  A summary of our contractual cash obligations, as of December 31, 2004 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations	$57,226,111	$17,134,503	$40,091,608	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$57,226,111	$17,134,503	$40,091,608	—	—

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions.  During 2004, we acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of gross leasable area (GLA).  The property was acquired for cash in the amount of approximately $8,900,000.

During 2003, we acquired from an unrelated party one multi-tenant retail center comprising approximately 192,458 square feet of GLA.  The property was acquired for cash and assumption of debt of $6,550,000 for a total consideration of approximately $13,100,000.

We acquired ten properties from five entities operated by Mr. Hartman during 2002.  We acquired four of these properties by merging the selling entities with and into either the Company or the Operating Partnership.  In these mergers, we issued common shares or OP Units, as applicable, to equity holders in the selling entities who were accredited investors and paid cash for equity interests held by non-accredited investors.  For all ten properties, we issued an aggregate of 1,650,879 common shares (2,358,396 after giving effect to the recapitalization), 2,851,066 OP Units (4,072,947 OP Units after giving effect to the recapitalization), including 1,067,646 OP Units (1,525,207 after giving effect to the recapitalization) issued to HCP, assumed mortgage debt and other liabilities aggregating $15,053,870 and paid approximately $1,811,398 to purchase interests held by non-accredited investors in connection with these mergers.

Common Share Distributions.  We declared the following distributions to our shareholders during 2003 and 2004 (as adjusted to give effect to our reorganization as a Maryland real estate investment trust and the concurrent recapitalization of our common shares on July 28, 2004):

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2003	$408,762	$0.0583
May 2003	408,762	0.0583
June 2003	409,253	0.0584
July 2003	408,762	0.0583
August 2003	408,762	0.0583
September 2003	409,253	0.0584
October 2003	408,762	0.0583
November 2003	408,762	0.0583
December 2003	409,253	0.0584
January 2004	408,762	0.0583
February 2004	408,762	0.0583
March 2004	409,253	0.0584
April 2004	408,762	0.0583
May 2004	408,762	0.0583
June 2004	409,253	0.0584
July 2004	408,762	0.0583
August 2004	408,762	0.0583
September 2004	409,253	0.0584
October 2004	408,692	0.0583
November 2004	408,692	0.0583
December 2004	409,392	0.0584
January 2005	408,692	0.0583
February 2005	408,692	0.0583
March 2005	412,897	0.0589
Average Per Quarter		$0.1751

The following sets forth the tax status of the amounts we distributed to shareholders during 2000 through 2004:

Tax Status	2004	2003	2002	2001	2000
Ordinary income	67.7%	24.8%	85.1%	70.5%	75.9%
Return of capital	32.3%	75.2%	14.9%	29.5%	24.1%
Capital gain	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%

OP Unit Distributions.  The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, during 2003 and 2004 (as adjusted to give effect to our reorganization as a Maryland real estate investment trust and the concurrent recapitalization of our common shares on July 28, 2004):

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2003	$726,368	$0.0583
May 2003	726,368	0.0583
June 2003	727,240	0.0584
July 2003	726,368	0.0583
August 2003	726,368	0.0583
September 2003	727,240	0.0584
October 2003	726,368	0.0583
November 2003	726,368	0.0583
December 2003	727,240	0.0584
January 2004	726,368	0.0583
February 2004	726,368	0.0583
March 2004	727,240	0.0584
April 2004	726,368	0.0583
May 2004	726,368	0.0583
June 2004	727,240	0.0584
July 2004	726,368	0.0583
August 2004	726,368	0.0583
September 2004	727,240	0.0584
October 2004	726,243	0.0583
November 2004	726,243	0.0583
December 2004	727,488	0.0584
January 2005	726,243	0.0583
February 2005	726,243	0.0583
March 2005	733,717	0.0589
Average Per Quarter		$0.1751

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

General

The following table provides a general comparison of our results of operations for the years ended December 31, 2003 and December 31, 2004:

	December 31, 2003	December 31, 2004
Number of properties owned and operated	33	34
Aggregate gross leasable area (sq. ft.)	2,540,031	2,635,063
Occupancy rate	88%	86%
Total Revenues	$20,972,951	$23,483,657
Total Operating Expenses	$14,463,982	$17,069,628
Income before Minority Interest	$6,508,969	$6,414,029
Minority Interest in the Operating Partnership	$(3,034,795)	$(2,990,410)
Net Income	$3,474,174	$3,423,619

Revenues

We had rental income and tenant reimbursements of $23,038,966 for the year ended December 31, 2004, as compared to revenues of $20,605,161 for the year ended December 31, 2003, an increase of $2,433,805, or 12%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues during 2004 as compared to 2003 was due to an increase in the amount of rent charged at some locations and the purchase of additional properties.  Our average occupancy rate in 2004 was 87%, as compared to 90% in 2003, and our average annualized revenue was $9.14 per square foot in 2004, as compared to an average annualized revenue of $8.93 per square foot in 2003.

We had interest and other income of $444,691 for the year ended December 31, 2004, as compared to $367,790 for the year ended December 31, 2003, an increase of $76,901, or 21%.  At December 31, 2004, we held all revenues and escrowed funds we receive from our Public Offering through such date in money market accounts and other short-term, highly liquid investments.  We expect the percentage of our total revenues from interest income from investments in money market accounts or other short-term, highly liquid investments to decrease as we invest cash holdings in properties.  The increase in interest and other income during 2004 as compared to 2003 resulted primarily from an increase in non-rent income such as late fees and deposit forfeitures.

Expenses

Our total operating expenses, including interest expense and depreciation and amortization expense, were $17,069,628 for the year ended December 31, 2004, as compared to $14,463,982 for the year ended December 31, 2003, an increase of $2,605,646, or 18%.  We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.  However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties.

The increase in our operating expenses during 2004 was primarily the result of increased maintenance, real estate taxes, utilities and depreciation and amortization expenses.

The amount we pay Hartman Management under our management agreement is based on our revenues and the book value of our assets.  As a result of our increased revenues and assets in 2004, management fees were $1,339,822 in 2004, as compared to $1,232,127 in 2003, an increase of $107,695, or 9%.

Our interest expense increased by $1,340,757, or 101%, in 2004 as compared to 2003.  Our average outstanding debt increased from $37,264,685 in 2003 to $53,705,399 in 2004 and the average interest rate associated with this debt increased from 3.90% in 2003 to 4.54% in 2004.

Finally, general and administrative expenses increased $73,644, or 7%, in 2004 as compared to 2003, primarily as the result of an increase in professional fees.

Net Income

Income provided by operating activities before minority interest was $6,414,029 for the year ended December 31, 2004, as compared to $6,508,969 for the year ended December 31, 2003, a decrease of $94,940, or 1%.  Net income provided by operating activities for the year ended December 31, 2004 was $3,423,619, as compared to $3,474,174 for the year ended December 31, 2003, a decrease of $50,555, or 1%.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

General

The following table provides a general comparison of our results of operations for the years ended December 31, 2002 and December 31, 2003:

	December 31, 2002	December 31, 2003
Number of properties owned and operated	32	33
Aggregate gross leasable area (sq. ft.)	2,348,862	2,540,031
Occupancy rate	92%	88%
Total Revenues	$20,755,026	$20,972,951
Total Operating Expenses	$13,857,303	$14,463,982
Income before Minority Interest	$6,897,723	$6,508,969
Minority Interest in the Operating Partnership	$(3,192,605)	$(3,034,795)
Net Income	$3,705,118	$3,474,174

Revenues

We had rental income and tenant reimbursements of $20,605,161 for the year ended December 31, 2003, as compared to revenues of $20,423,485 for the year ended December 31, 2002, an increase of $181,676, or 1%.  Substantially all of our revenues are derived from rents received from the use of our properties.  The increase in our revenues during 2003 as compared to 2002 was due to an increase in the amount of rent charged at some locations.  Our average occupancy rate in 2003 was 90%, as compared to 90% in 2002, and our average annualized revenue was $8.93 per square foot in 2003, as compared to an average annualized revenue of $8.84 per square foot in 2002.

We had interest and other income of $367,790 for the year ended December 31, 2003, as compared to $331,541 for the year ended December 31, 2002, an increase of $36,249, or 11%.  We hold all revenues and proceeds we receive from offerings in money market accounts and other short-term, highly liquid investments.  The increase in interest and other income during 2003 as compared to 2002 resulted primarily from temporarily investing excess loan proceeds.  Although more cash was invested in 2003 than in 2002, this increase was offset somewhat by the lower interest rates we earned on our investments in 2003 as compared to 2002.  We expect the percentage of our total revenues from interest income from investments in money market accounts or other short-term, highly liquid investments to decrease as we invest cash holdings in properties.

Expenses

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

The increase in our operating expenses during 2003 was primarily the result of increased maintenance, insurance, utilities and depreciation and amortization expenses.  This increase was partially offset by a decrease in real estate tax expense.  Real estate taxes decreased significantly for 2003 due to the settlement of several lawsuits against an appraisal district which resulted in the reduction of previously accrued property taxes.

The amount we pay Hartman Management under our management agreement is based on our revenues and the number of leases that Hartman Management originates.  As a result of our increased revenues in 2003, management fees were $1,232,127 in 2003, as compared to $1,231,212 in 2002, an increase of $915, or .07%.

Our interest expense decreased by $249,892, or 16%, in 2003 as compared to 2002.  Although our average outstanding debt increased from $29,263,144 in 2002 to $37,264,685 in 2003, the average interest rate associated with this debt decreased from 5.38% in 2002 to 3.90% in 2003.

Finally, general and administrative expenses increased $233,741, or 28%, in 2003 as compared to 2002, primarily as the result of an increase in professional fees.

Net Income

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

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements as of December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.”  This statement requires companies to categorize share based payment as either liability or equity awards.  For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled.  Equity classified awards are measured at the grant-date fair value and are not remeasured.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Awards issued, modified or settled after the effective date will be measured and recorded in accordance with SFAS No. 123R.  Management believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions.”  This standard requires that non-monetary exchanges be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criteria and fair value is determinable.  SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005.  Management believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which the Company is exposed is the risk related to interest rate fluctuations.  The Company will be exposed to changes in interest rates as a result of the Company’s credit facilities that have floating interest rates.  As of December 31, 2004, the Company had $51,140,000 of indebtedness outstanding under such facilities.  The impact of a 1% increase in interest rates on the Company’s debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $511,400 annually.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.  No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.                Directors and Executive Officers of the Registrant.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and is incorporated herein by reference to the sections of the proxy statement entitled “Election of Trustees” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”  The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

Item 11.                Executive Compensation.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and is incorporated herein by reference the section of the proxy statement entitled “Executive Compensation.”  The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and is incorporated herein by reference the sections of the proxy statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2004.”  The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

Item 13.                Certain Relationships and Related Transactions.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and is incorporated herein by reference the section of the proxy statement entitled “Certain Transactions.”  The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

Item 14.                Principal Accounting Fees and Services.

The information required by this Item will be presented in the Company’s definitive proxy statement for the Company’s annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2005, and is incorporated herein by reference the sections of the proxy statement entitled “Principal Accountants’ Fees and Services.”  The Company plans to hold its annual meeting of stockholders approximately 30 days after it files its definitive proxy statement with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed.

1.                                       Financial Statements.  The list of the Company’s financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.                                       Financial Statement Schedules.  See (d) below.

a.                                       Schedule II — Valuation and Qualifying Amounts

b.                                      Schedule III — Real Estate and Accumulated Depreciation

3.                                       Exhibits.  The list of exhibits filed as part of this Annual Report on Form 10-K in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto.

(b)                                 Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)                                  Financial Statement Schedules.

1.                                       Schedule II — Valuation and Qualifying Amounts

2.                                       Schedule III — Real Estate and Accumulated Depreciation

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

HARTMAN COMMERCIAL PROPERTIES REIT

Dated: March 31, 2005	By:	/s/ Allen R. Hartman
Allen R. Hartman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005	/s/ Allen R. Hartman
Allen R. Hartman, President and Trustee
(Principal Executive Officer)

March 31, 2005	/s/ Robert W. Engel
Robert W. Engel, Chief Financial Officer and Trustee
(Principal Financial and Principal Accounting Officer)

March 31, 2005	/s/ Chris A. Minton
Chris A. Minton, Trustee

March 31, 2005	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 31, 2005	/s/ Samuel C. Hathorn
Samuel C. Hathorn, Trustee

March 31, 2005	/s/ Chand Vyas
Chand Vyas, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Hartman Commercial Properties REIT

We have audited the accompanying consolidated balance sheets of Hartman Commercial Properties REIT and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2004.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hartman Commercial Properties REIT and subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in the relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas

February 11, 2005

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	December 31,
	2004	2003

Assets

Real estate
Land	$28,446,210	$26,664,999
Buildings and improvements	113,551,420	105,055,635

	141,997,630	131,720,634

Less accumulated depreciation	(15,450,416)	(11,464,280)

Real estate, net	126,547,214	120,256,354

Cash and cash equivalents	631,978	578,687

Escrows and acquisition deposits	4,978,362	3,188,649

Note receivable	655,035	687,003

Receivables
Accounts receivable, net of allowance for doubtful accounts of $342,690 and $350,750 in 2004 and 2003, respectively	1,008,621	526,855
Accrued rent receivable	2,594,933	1,963,214
Due from affiliates	3,300,202	3,679,602

Receivables, net	6,903,756	6,169,671

Deferred costs, net	2,797,294	3,039,661

Prepaid expenses and other assets	103,301	146,366

Total assets	$142,616,940	$134,066,391

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets (Continued)

	December 31,
	2004	2003

Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$57,226,111	$47,343,182
Accounts payable and accrued expenses	3,354,610	3,324,461
Due to affiliates	675,861	757,451
Tenants’ security deposits	1,066,147	1,061,209
Prepaid rent	254,765	453,421
Offering proceeds escrowed	1,471,696	—
Dividends payable	1,230,281	1,226,777
Other liabilities	1,019,363	1,016,460

Total liabilities	66,298,834	55,182,961

Minority interests of unit holders in Operating Partnership, 5,808,337 units at December 31, 2004 and 2003	36,489,114	37,567,446

Commitments and contingencies	—	—

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2004 and 2003	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 7,010,146 issued and outstanding at December 31, 2004 and 2003	7,010	7,010
Additional paid-in capital	45,527,152	45,527,152
Accumulated deficit	(5,705,170)	(4,218,178)

Total shareholders’ equity	39,828,992	41,315,984

Total liabilities and shareholders’ equity	$142,616,940	$134,066,391

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

	Year Ended December 31,
	2004	2003	2002

Revenues
Rental income	$18,426,558	$16,656,340	$16,794,963
Tenants’ reimbursements	4,612,408	3,948,821	3,628,522
Interest and other income	444,691	367,790	331,541

Total revenues	23,483,657	20,972,951	20,755,026

Expenses
Operation and maintenance	2,838,618	2,505,756	2,299,377
Interest expense	2,664,135	1,323,378	1,573,270
Real estate taxes	2,595,346	2,050,738	2,629,122
Insurance	459,801	509,498	381,155
Electricity, water and gas utilities	817,484	805,772	795,431
Management and partnership and asset management fees to an affiliate	1,339,822	1,232,127	1,231,212
General and administrative	1,139,060	1,065,416	831,675
Depreciation	3,986,136	3,728,925	3,550,325
Amortization	1,237,286	1,029,122	491,536
Bad debt expense (recoveries)	(8,060)	213,250	74,200

Total operating expenses	17,069,628	14,463,982	13,857,303

Income before minority interests	6,414,029	6,508,969	6,897,723

Minority interests in Operating Partnership	(2,990,410)	(3,034,795)	(3,192,605)

Net income	$3,423,619	$3,474,174	$3,705,118

Net income per common share	$0.488	$0.496	$0.529

Weighted-average shares outstanding	7,010,146	7,010,146	7,007,167

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2001	4,627,590	4,628	$28,865,935	$(1,767,759)	$27,102,804

Issuance of common stock for cash, net of offering costs	24,160	24	154,785	—	154,809

Issuance of common stock to acquire Operating Partnership units	1,525,207	1,525	10,674,935	—	10,676,460

Issuance of common stock in exchange for Operating Partnership units	833,189	833	5,831,497	—	5,832,330

Net income	—	—	—	3,705,118	3,705,118

Dividends	—	—	—	(4,722,603)	(4,722,603)

Balance, December 31, 2002	7,010,146	7,010	45,527,152	(2,785,244)	42,748,918

Net income	—	—	—	3,474,174	3,474,174

Dividends	—	—	—	(4,907,108)	(4,907,108)

Balance, December 31, 2003	7,010,146	7,010	45,527,152	(4,218,178)	41,315,984

Net income	—	—	—	3,423,619	3,423,619

Dividends	—	—	—	(4,910,611)	(4,910,611)

Balance, December 31, 2004	7,010,146	$7,010	$45,527,152	$(5,705,170)	$39,828,992

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$3,423,619	$3,474,174	$3,705,118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,986,136	3,728,925	3,550,325
Amortization	1,237,286	1,029,122	491,536
Minority interests in Operating Partnership	2,990,410	3,034,795	3,192,605
Equity in income of real estate partnership	(209,737)	—	—
Bad debt expense (recoveries)	(8,060)	213,250	74,200
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(317,739)	(223,663)	(956,051)
Receivables	(1,105,425)	(387,143)	(682,683)
Due from affiliates	297,810	(939,038)	847,608
Deferred costs	(952,756)	(978,398)	(894,076)
Prepaid expenses and other assets	352,586	(15,336)	77,130
Accounts payable and accrued expenses	30,149	23,215	987,052
Tenants’ security deposits	4,938	(60,295)	67,876
Prepaid rent	(198,656)	88,828	125,406

Net cash provided by operating activities	9,530,561	8,988,436	10,586,046

Cash flows used in investing activities:
Additions to real estate	(10,276,996)	(8,242,179)	(1,982,508)
Proceeds from sale of property	—	—	60,000
Investment in real estate partnership	(9,033,561)	—	—
Distributions received from real estate partnership	9,233,555	—	—
Issuance of note receivable	—	(290,000)	—
Repayment of note receivable	31,968	22,997	—

Net cash used in investing activities	(10,045,034)	(8,509,182)	(1,922,508)

Cash flows from financing activities:
Dividends paid	(4,907,107)	(4,907,108)	(4,437,575)
Distributions paid to OP unit holders	(4,065,839)	(4,065,840)	(3,998,069)
Purchase of nonaccredited investors’ shares	—	—	(1,452,960)
Proceeds from issuance of common shares	—	—	154,809
Proceeds from stock offering	1,471,696	—	—
Proceeds from stock offering escrowed	(1,471,974)	—	—
Proceeds from notes payable	19,013,180	6,353,182	18,742,991
Proceeds from (repayment of) note payable to affiliate	—	(3,278,000)	3,278,000
Repayments of notes payable	(9,430,029)	—	(14,639,488)
Payments of loan origination costs	(42,163)	(94,500)	(422,965)

Net cash provided by (used in) financing activities	567,764	(5,992,266)	(2,775,257)

Net increase (decrease) in cash	53,291	(5,513,012)	5,888,281

Cash and cash equivalents at beginning of year	578,687	6,091,699	203,418

Cash and cash equivalents at end of year	$631,978	$578,687	$6,091,699

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information

Debt assumed in connection with acquisition of properties	$—	$6,550,000	$13,595,156

OP Units issued in connection with acquisition of properties	$—	$—	$28,510,660

Shares issued in connection with acquisition of properties	$—	$—	$10,676,460

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 1   -                        Summary of Significant Accounting Policies

Description of business and nature of operations

Hartman Commercial Properties REIT (“HCP”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties.  In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (see Note 11).  Hartman, HCP’s Chairman of the Board of Trustees, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years.  HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  HCP and the Operating Partnership are collectively referred to herein as the “Company.”  HCP currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations.  As of December 31, 2004, 2003 and 2002, the Company owned and operated 34, 33 and 32 office and retail properties in and around Houston and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2004, HCP owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements of HCP include the accounts of the Operating Partnership.  All significant intercompany balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at December 31, 2004 and 2003 consist of demand deposits at commercial banks and money market funds.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 1   -                        Summary of Significant Accounting Policies (Continued)

Due from affiliates

Due from affiliates include amounts owed to the Company from Hartman operated limited partnerships and other entities.

Escrows and acquisition deposits

Escrow deposits include escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, maintenance and capital expenditures.  Escrow deposits also include the proceeds of the Public Offering until investors are admitted as shareholders as described in Note 11.  The balance in the Public Offering escrow account was $1,471,974 at December 31, 2004 as follows:

Gross offering proceeds	$1,474,320
Less discounts	(2,624)
Net offering proceeds	1,471,696
Plus interest earned	278
Balance in escrow account at December 31, 2004	$1,471,974

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of December 31, 2004.

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

December 31, 2004

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

Federal income taxes

HCP is qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and is therefore not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status.  HCP believes it has continuously met these conditions since reaching 100 shareholders in 1999 (see Note 9).

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

December 31, 2004

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

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.”  This statement requires companies to categorize share based payment as either liability or equity awards.  For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled.  Equity classified awards are measured at the grant-date fair value and are not remeasured.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Awards issued, modified or settled after the effective date will be measured and recorded in accordance with SFAS No. 123R.  Management believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions.”  This standard requires that non-monetary exchanges be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criteria and fair value is determinable.  SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005.  Management believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 2   -                        Real Estate

During 2002, the Company completed a series of transactions to acquire ten commercial real estate properties from affiliated partnerships.  Approximately 883,494 square feet of gross leaseable area (“GLA”) was acquired for the following consideration:

2,851,066 (4,072,947 after giving effect to the Company’s recapitalization in July 2004) HCP shares of beneficial interest and HROP partnership units convertible one for one into HCP shares	$28,510,660

Assumption of mortgage debt	13,595,156

Cash	1,811,398

Other liabilities assumed, net of other assets acquired	1,458,714

Total	$45,375,928

During 2003, the Company acquired from an unrelated party one multi-tenant retail center comprising approximately 192,458 square feet of GLA.  The property was acquired for cash and assumption of debt of $6,550,000 for a total consideration of approximately $13,100,000.

During 2004, the Company acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of GLA.  The property was acquired for cash in the amount of approximately $8,900,000.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

December 31, 2004

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

Effective November 19, 2002, the Company sold one of the properties acquired during 2002 to an unrelated third party.  The sales price of the property of $780,000 equaled its carrying value and initial cost and no gain or loss from disposition was recorded.  The Company purchased the property from a related party two months earlier.  Revenues and operating expenses of the property were minimal and are recorded in the consolidated statements of income for the year ended December 31, 2002.  Consideration from the sale included a note receivable from the purchaser in the amount of $420,000 (see Note 4) and $360,000 in cash.

At December 31, 2004, the Company owned 34 commercial properties in the Houston and San Antonio, Texas areas comprising approximately 2,635,000 square feet of GLA.

Note 3  -                           Investment in Real Estate Partnership

During January 2004, the Company contributed approximately $9,000,000 to Hartman Gulf Plaza Acquisitions LP, a Texas limited partnership, in which it is a limited partner with a 73.11% percentage interest.  On January 30, 2004, the partnership purchased Gulf Plaza, a 120,651 square foot office building located in Houston, Texas.  The purpose of the partnership is to acquire and sell tenant-in-common interests in the building.  The Company has received approximately $9,200,000 in distributions from the partnership for the year ended December 31, 2004.

The Company’s equity in income of the partnership of $209,737 for the year ended December 31, 2004 is included in other income on the consolidated statement of income.  The Company’s remaining investment in the partnership of $9,743 as of December 31, 2004 is included in other assets on the consolidated balance sheet.  The partnership owns a one-percent tenant-in-common interest in the building.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 5   -                        Deferred Costs

Deferred costs consist of the following:

	December 31,
	2004	2003

Leasing commissions	$4,333,305	$3,380,549
Deferred financing costs	1,485,381	1,443,218

	5,818,686	4,823,767

Less: accumulated amortization	(3,021,392)	(1,784,106)

	$2,797,294	$3,039,661

Note 6   -                        Future Minimum Lease Income

The Company leases the majority of its office and retail properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2004 is as follows:

Years Ended December 31,

2005	$17,282,303
2006	14,002,419
2007	11,352,173
2008	7,746,235
2009	5,169,253
Thereafter	9,858,969

$65,411,352

Note 7   -                        Debt

Notes payable

Mortgages and other notes payable consist of the following:

	December 31,
	2004	2003

Mortgages and other notes payable	$40,526,111	$40,990,000
Revolving loan secured by properties	16,700,000	6,353,182

Total	$57,226,111	$47,343,182

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 7   -                        Debt (Continued)

In December 2002, the Company refinanced substantially all of its mortgage debt with a  $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006.  The loan bears interest at 2.5% over a LIBOR rate (4.79% and 3.82% at December 31, 2004 and 2003, respectively) computed on the basis of a 360-day year and has a two-year extension option.  Interest only payments are due monthly for the first 30 month period after the origination date, after which the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.  The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing.  The security documents related to the mortgage loan contain a covenant that requires Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, to maintain adequate capital in light of its contemplated operations.  This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties.  The revolving loan agreement terminates in June 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum.  The loan will be secured by currently owned, unencumbered properties and by properties acquired with the proceeds drawn from the facility.  As of December 31, 2004, the Company had borrowed $16,700,000 under this credit facility.  The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan.  The loan may be prepaid at any time without penalty.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property.  The balance at December 31, 2004 was $6,086,111.  The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum.  The balance of the note is payable in full on December 1, 2006.

As of December 31, 2004, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended December 31,

2005	$17,134,503
2006	40,091,608

$57,226,111

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 7   -                        Debt (Continued)

Note payable to affiliate

In November 2002, the Company issued a $3,278,000 note payable bearing interest at 4.25% per annum to Houston R.E. Income Properties XVI, Ltd., a related party operated by Hartman.  The note was secured by property and due upon demand with interest only payments due monthly.  The note was repaid in the second quarter of 2003.

Supplemental cash flow information

The Company made cash payments for interest on debt of $2,728,985, $1,321,758 and $1,636,904 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 8   -                        Earnings Per Share

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

	Year Ended December 31,
	2004	2003	2002

Basic and diluted earnings per share Weighted average common shares outstanding	7,010,146	7,010,146	7,007,167

Basic and diluted earnings per share	$0.488	$0.496	$0.529

Net income	$3,423,619	$3,474,174	$3,705,118

Note 9   -                        Federal Income Taxes

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 9   -                        Federal Income Taxes (Continued)

For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2004	2003	2002

Ordinary income (unaudited)	67.7%	24.8%	85.1%
Return of capital (unaudited)	32.3%	75.2%	14.9%
Capital gain distributions (unaudited)	0%	0%	0%

Total	100%	100%	100%

Note 10   -                 Related-Party Transactions

In January 1999, the Company entered into a property management agreement with the Management Company.  Effective September 1, 2004, this agreement was amended and restated.    Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined.  After September 1, 2004, the Company pays the Management Company management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area.  The Company expects these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of commercial office buildings and approximately 5% of Gross Revenues for the management of retail and industrial properties.  Effective September 1, 2004, the Company entered into an advisory agreement with the Management Company which provides that the Company pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services.  The Company incurred total management, partnership and asset management fees of $1,339,822, $1,232,127 and $1,231,212 for the years ended December 31, 2004, 2003 and 2002, respectively, of which $54,331 and $93,006 were payable at December 31, 2004 and 2003, respectively.

During July 2004, the Company amended certain terms of its Declaration of Trust.  Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter.  Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in management fees.

Under the provisions of the property management agreements, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company.  At December 31, 2004 and 2003, $188,772 and $288,305, respectively, was payable to the Management Company related to these reimbursable costs.

In  consideration  of  leasing  the  properties,  the  Company also  pays the Management Company leasing  commissions  of  6%  for  leases  originated  by  the  Management  Company  and  4%  for  expansions  and  renewals  of  existing  leases  based  on  Effective Gross Revenues  from the

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 10   -                 Related-Party Transactions (Continued)

properties.  The Company incurred total leasing commissions to the Management Company of $952,756, $978,398 and $890,852 for the years ended December 31, 2004, 2003 and 2002, respectively, of which $232,343 and $175,725 were payable at December 31, 2004 and 2003, respectively.

The fees payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the previous agreement.

In connection with the Public Offering described in Note 11, the Company reimburses the Management Company up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by the Management Company on behalf of the Company.  No such reimbursable expenses were incurred for the year ended December 31, 2004 because the Company had not received the minimum subscription proceeds required to break escrow.

Also in connection with the Public Offering described in Note 11, the Management Company also receives an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for the Company.  No such fees were incurred for the year ended December 31, 2004 because the Company had not received the minimum subscription proceeds required to break escrow.

In connection with the Private Offering as described in Note 11, the Company paid the Management Company a fee of up to 2% of the gross selling price of all common shares sold in consideration of offering services performed by the Management Company.  The Company incurred total fees of $3,259 for the year ended December 31, 2002.  Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

Also in connection with the Private Offering as described in Note 11, the Management Company received an acquisition fee equal to 4% of the gross selling price of all common shares sold as a reimbursement of expenses incurred in identifying reviewing, and acquiring properties for the Company.  The Company incurred total fees of $6,766 for the year ended December 31, 2002.  Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

The Management Company paid the Company $106,824, $106,789 and $79,168 for office space in 2004, 2003 and 2002, respectively.  Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company.  At December 31, 2004 and 2003, $200,415 was payable to the Management Company related to these liabilities.

HCP’s day-to-day operations are strategically directed by the Board of Trustees and implemented through the Management Company.  Hartman is HCP’s Board Chairman and sole owner of the Management Company.   Hartman was owed $47,386 and $41,306 in dividends payable on his common shares at December 31, 2004 and 2003, respectively.  Hartman owned 3.9%, 3.4% and 3.4% of the issued and outstanding common shares of the Company as of December 31, 2004, 2003 and 2002, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 2, 7 and 11.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 11  -                    Shareholders’ Equity

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

Prior to June 2004, the Charter and Bylaws of HCP authorized HCP to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share.  HCP commenced a private offering (the “Private Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Private Offering of $25,000,000.  HCP intended that the Private Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.  The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available.  The Private Offering was directed solely to “accredited investors” as such term is defined in Regulation D.  Pursuant to the Private Offering, HCP sold  for cash or issued in exchange for property or OP Units, 4,907,107 (7,010,146 after the reorganization) shares as of December 31, 2004, 2003 and 2002.  HCP conducts substantially all of its operations through the Operating Partnership.  All net proceeds of the Private Offering were contributed by HCP to the Operating Partnership in exchange for OP Units.  The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes.  HCP received one OP Unit for each $10 contributed to the Operating Partnership.  OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares which were being sold in the Private Offering for $10 per common share.

On September 15, 2004, HCP’s Registration Statement on Form S-11, with respect to a public offering (the “Public Offering”) of up to 10,000,000 common shares of beneficial interest to be offered at a price of $10 per share was declared effective under the Securities Act of 1933.  The Registration Statement also covers up to 1,000,000 shares available pursuant to HCP’s dividend reinvestment plan to be offered at a price of $9.50 per share.  The shares are offered to investors on a best efforts basis.

As of December 31, 2004, no shares had been issued pursuant to the Public Offering.  HCP will not admit new shareholders pursuant to the Public Offering or receive proceeds from the Public Offering until it receives and accepts subscriptions for a minimum of 200,000 shares for gross offering proceeds of $2,000,000.  As of December 31, 2004, HCP had received and accepted subscriptions for 147,432 shares for gross offering proceeds of $1,474,320.  After the initial 200,000 shares are sold, subscription proceeds will be held in escrow until investors are admitted as shareholders.  HCP intends to admit new stockholders at least monthly.  At that time, subscription proceeds may be released to HCP from escrow and applied to the making of investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses.  Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

As of February 11, 2005, 277,775 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $2,777,750.

At December 31, 2004, Hartman and the Board of Trustees collectively owned 8.22% of HCP’s outstanding shares.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 11  -                    Shareholders’ Equity (Continued)

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share.  In connection with the reorganization discussed above, OP Unit holders received 1.42857 OP Units for each OP Unit previously held.  Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of December 31, 2004 and 2003, after giving effect to the recapitalization, there were 12,456,995 OP Units outstanding.  HCP owned 6,648,658 Units as of December 31, 2004 and 2003.  HCP’s weighted-average share ownership in the Operating Partnership was approximately 53.37%, 53.37% and 53.71% during the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004, Hartman and the Board of Trustees collectively owned 9.50% of the Operating Partnership’s outstanding units.

During 2002, the Company acquired ten properties from various Hartman operated limited partnerships in exchange for 2,851,066 (4,072,947 after giving effect to the recapitalization) OP Units valued at $10 per unit at the time of the acquisition (see Note 2).

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units (after giving effect to the recapitalization) related to the years ended December 31, 2004, 2003 and 2002.

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

$0.1575	5/15/02	$1,102,340
0.16625	8/15/02	1,166,709
0.1750	11/15/02	1,226,777
0.1750	2/15/03	1,226,777
0.0583	4/15/03	408,762
0.0583	5/15/03	408,762
0.0584	6/15/03	409,253
0.0583	7/15/03	408,762
0.0583	8/15/03	408,762
0.0584	9/15/03	409,253
0.0583	10/15/03	408,762
0.0583	11/15/03	408,762
0.0584	12/15/03	409,253
0.0583	1/15/04	408,762
0.0583	2/15/04	408,762
0.0584	3/15/04	409,253
0.0583	4/15/04	408,762
0.0583	5/15/04	408,762
0.0584	6/15/04	409,253
0.0583	7/15/04	408,762
0.0583	8/15/04	408,762
0.0584	9/15/04	409,253
0.0583	10/15/04	408,692
0.0583	11/15/04	408,692
0.0584	12/15/04	409,392
0.0583	1/15/05	408,692
0.0583	2/15/05	408,692
0.0589	3/15/05	412,897

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 11  -                    Shareholders’ Equity (Continued)

Dividends and distributions (continued)

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

$0.1575	5/15/02	$1,942,412
0.16625	8/15/02	2,053,866
0.1750	11/15/02	2,161,143
0.1750	2/15/03	2,179,976
0.0583	4/15/03	726,368
0.0583	5/15/03	726,368
0.0584	6/15/03	727,240
0.0583	7/15/03	726,368
0.0583	8/15/03	726,368
0.0584	9/15/03	727,240
0.0583	10/15/03	726,368
0.0583	11/15/03	726,368
0.0584	12/15/03	727,240
0.0583	1/15/04	726,368
0.0583	2/15/04	726,368
0.0584	3/15/04	727,240
0.0583	4/15/04	726,368
0.0583	5/15/04	726,368
0.0584	6/15/04	727,240
0.0583	7/15/04	726,368
0.0583	8/15/04	726,368
0.0584	9/15/04	727,240
0.0583	10/15/04	726,243
0.0583	11/15/04	726,243
0.0584	12/15/04	727,488
0.0583	1/15/05	726,243
0.0583	2/15/05	726,243
0.0589	3/15/05	733,717

Note 12  -                    Incentive Share Plan

The Company has adopted an Employee and Trust Manager Incentive Share Plan (the “Incentive Share Plan”) to (i) furnish incentives to individuals chosen to receive share-based awards because they are considered capable of improving operations and increasing profits; (ii) encourage selected persons to accept or continue employment with the Company; and (iii) increase the interest of employees and Trustees in the Company’s welfare through their participation and influence on the growth in value of the common shares.  The class of eligible persons that can receive grants of incentive awards under the Incentive Share Plan consists of key employees, directors, non-employee trustees, members of the Management Company and consultants as determined by the compensation committee of the Board of Trustees.  The total number of common shares that may be issued under the Incentive Share Plan is an amount of shares equal to 5% of the outstanding shares on a fully diluted basis.  As of December 31, 2004, no options or awards to purchase common shares have been granted under the Incentive Share Plan.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 12  -                    Incentive Share Plan (Continued)

Under SFAS No. 123, “Accounting for Stock Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company is permitted to either record compensation expense for incentive awards granted to employees and directors based on their fair value on the date of grant or to apply the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and recognize compensation expense, if any, to the extent that the fair market value of the underlying stock on the grant date exceeds the exercise price of the award granted.  Compensation expense for awards granted to employees and directors is currently based on the intrinsic value method.  For awards granted to non-employees, such as Trustees, employees of the Management Company, and consultants, the Company currently records expense based on the award’s fair value on its date of grant as required by SFAS 123 and SFAS 148.

Note 13  -                    Commitments and Contingencies

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

Note 14  -                    Segment Information

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

The retail segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in the Houston and San Antonio, Texas metropolitan areas.  The customer base includes supermarkets and other retailers who generally sell basic necessity-type commodities.  The office/warehouse segment is engaged in the acquisition, development and management of office and warehouse centers located in the Houston, Texas metropolitan area and has a diverse customer base.  The office segment is engaged in the acquisition, development and management of commercial office space.  Included in “Other” are corporate related items, insignificant operations and costs that are not allocated to the reportable segments.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 14  -                    Segment Information (Continued)

Information concerning the Company’s reportable segments for the years ended December 31 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2004
Revenues	$12,767,273	$8,678,627	$1,660,401	$377,356	$23,483,657
Segment operating income	8,736,254	5,476,672	877,505	350,215	15,440,646
Total assets	74,979,000	49,389,486	7,154,937	11,093,517	142,616,940
Capital expenditures	9,653,652	589,791	33,553	—	10,276,996

2003
Revenues	$10,747,435	$8,399,522	$1,552,976	$273,018	$20,972,951
Segment operating income	7,082,260	5,508,082	835,171	230,297	13,655,810
Total assets	66,467,920	50,107,322	7,329,468	10,161,681	134,066,391
Capital expenditures	14,065,370	598,583	27,545	—	14,691,498

2002
Revenues	$10,851,942	$8,282,170	$1,558,335	$62,579	$20,755,026
Segment operating income	7,200,296	5,361,944	759,761	22,528	13,344,529
Total assets	54,300,713	50,685,602	7,628,230	14,349,231	126,963,776
Capital expenditures	17,005,552	29,411,594	158,046	—	46,575,192

Net operating income reconciles to net income shown on the consolidated statements of income for the years ended December 31 as follows:

	2004	2003	2002

Total segment operating income	$15,440,646	$13,655,810	$13,344,529
Less:
Depreciation and amortization	5,223,422	4,758,047	4,041,861
Interest	2,664,135	1,323,378	1,573,270
General and administrative	1,139,060	1,065,416	831,675

Income before minority interests	6,414,029	6,508,969	6,897,723

Minority interests in Operating Partnership	(2,990,410)	(3,034,795)	(3,192,605)

Net income	$3,423,619	$3,474,174	$3,705,118

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004

Note 15  -                    Pro Forma Financial Information (Unaudited)

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

	Year Ended December 31,
	2003	2002

Pro forma revenues	$23,082,293	$22,716,091

Pro forma net income available to common shareholders	$3,694,840	$3,810,058

Pro forma basic and diluted earnings per common share	$0.527	$0.544

Note 16  -                    Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$5,486,426	$6,095,742	$5,922,856	$5,978,633
Income before minority interests	1,384,807	1,792,127	1,493,760	1,743,335
Minority interest in income	(645,689)	(835,606)	(696,464)	(812,651)
Net income	739,118	956,521	797,296	930,684
Basic and diluted earnings per share	$0.105	$0.136	$0.114	$0.133

2003
Revenues	$5,537,139	$5,485,617	$5,034,083	$4,916,112
Income before minority interests	1,704,364	1,967,161	1,447,357	1,390,087
Minority interest in income	(794,662)	(917,156)	(676,661)	(646,316)
Net income	909,702	1,050,005	770,696	743,771
Basic and diluted earnings per share	$0.130	$0.150	$0.110	$0.106

Hartman Commercial Properties REIT and Subsidiary

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged (Recoveries Credited) to Expense	Deductions	Additions Related to Acquired Assets	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2004	$350,750	$(8,060)	$—	$—	$342,690
Year ended December 31, 2003	391,500	213,250	(254,000)	—	350,750
Year ended December 31, 2002	225,800	74,200	—	91,500	391,500

Hartman Commercial Properties REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period (1) (2)
Name	Description	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total

Holly Knight	Retail	$319,981	$1,292,820	$30,128	—	$319,981	$1,322,948	$1,642,929
Kempwood Plaza	Retail	733,443	1,798,433	785,159	—	733,443	2,583,592	3,317,035
Bissonnet Beltway	Retail	414,515	1,946,808	155,025	—	414,515	2,101,833	2,516,348
Interstate 10	Office/warehouse	207,903	3,700,169	233,368	—	207,903	3,933,537	4,141,440
West Belt Plaza	Office/warehouse	567,805	2,165,204	271,015	—	567,805	2,436,219	3,004,024
Greens Road	Retail	353,604	1,283,613	81,921	—	353,604	1,365,534	1,719,138
Town Park	Retail	849,529	2,911,206	153,305	—	849,529	3,064,511	3,914,040
Webster Point	Retail	720,336	1,150,029	74,089	—	720,336	1,224,118	1,944,454
Centre South	Retail	481,201	1,595,997	386,964	—	481,201	1,982,961	2,464,162
Torrey Square	Retail	1,981,406	2,970,911	329,447	—	1,981,406	3,300,358	5,281,764
Dairy Ashford	Office/warehouse	225,544	1,211,476	90,855	—	225,544	1,302,331	1,527,875
Main Park	Office/warehouse	1,327,762	2,721,075	458,107	—	1,327,762	3,179,182	4,506,944
Northeast Square	Retail	564,927	2,007,585	215,914	—	564,927	2,223,499	2,788,426
Plaza Park	Office/warehouse	901,602	3,293,514	215,065	—	901,602	3,508,579	4,410,181
Northwest Place	Office/warehouse	110,790	978,554	21,970	—	110,790	1,000,524	1,111,314
Lion Square	Retail	1,546,010	4,289,098	262,337	—	1,546,010	4,551,435	6,097,445
Zeta Building	Office	637,180	1,819,409	102,983	—	637,180	1,922,392	2,559,572
Royal Crest	Office	508,850	1,355,215	123,532	—	508,850	1,478,747	1,987,597
Featherwood	Office	368,283	2,591,026	419,156	—	368,283	3,010,182	3,378,465
South Richey	Retail	777,720	2,584,167	218,447	—	777,720	2,802,614	3,580,334
Corporate Park Woodland	Office/warehouse	651,549	5,376,813	492,876	—	651,549	5,869,689	6,521,238
South Shaver	Retail	184,368	632,635	190,061	—	184,368	822,696	1,007,064
Providence	Retail	917,936	3,674,732	226,222	—	917,936	3,900,954	4,818,890
Corporate Park Northwest	Office/warehouse	1,533,940	6,305,599	340,628	—	1,533,940	6,646,227	8,180,167
Bellnot Square	Retail	1,154,239	4,638,055	40,028	—	1,154,239	4,678,083	5,832,322
Corporate Park West	Office/warehouse	2,555,289	10,507,691	228,453	—	2,555,289	10,736,144	13,291,433
Westgate	Office/warehouse	672,303	2,775,879	98,920	—	672,303	2,874,799	3,547,102
Garden Oaks	Retail	1,285,027	5,292,755	173,459	—	1,285,027	5,466,214	6,751,241
Westchase	Retail	422,745	1,750,555	199,784	—	422,745	1,950,339	2,373,084
Sunridge	Retail	275,534	1,186,037	33,821	—	275,534	1,219,858	1,495,392
Holly Hall	Office/warehouse	607,519	2,515,881	18,403	—	607,519	2,534,284	3,141,803
Brookhill	Office/warehouse	185,659	787,605	162,279	—	185,659	949,884	1,135,543
Windsor Park	Retail	2,620,500	10,482,000	—	—	2,620,500	10,482,000	13,102,500
Stafford Plaza	Retail	1,781,211	7,124,846	307	—	1,781,211	7,125,153	8,906,364

TOTAL		$28,446,210	$106,717,392	$6,834,028	$—	$28,446,210	$113,551,420	$141,997,630

Hartman Commercial Properties REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2004

(Continued)

Name	Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life

Holly Knight	Retail	$261,758		8/1/00	5-39 years
Kempwood Plaza	Retail	603,144		2/2/99	5-39 years
Bissonnet Beltway	Retail	495,378		1/1/99	5-39 years
Interstate 10	Office/warehouse	962,309		1/1/99	5-39 years
West Belt Plaza	Office/warehouse	618,554		1/1/99	5-39 years
Greens Road	Retail	303,295		1/1/99	5-39 years
Town Park	Retail	682,895		1/1/99	5-39 years
Webster Point	Retail	226,933		1/1/00	5-39 years
Centre South	Retail	402,012		1/1/00	5-39 years
Torrey Square	Retail	528,529		1/1/00	5-39 years
Dairy Ashford	Office/warehouse	281,205		1/1/99	5-39 years
Main Park	Office/warehouse	741,772		1/1/99	5-39 years
Northeast Square	Retail	436,357		1/1/99	5-39 years
Plaza Park	Office/warehouse	615,354		1/1/00	5-39 years
Northwest Place	Office/warehouse	160,715		1/1/00	5-39 years
Lion Square	Retail	743,685		1/1/00	5-39 years
Zeta Building	Office	322,640		1/1/00	5-39 years
Royal Crest	Office	277,864		1/1/00	5-39 years
Featherwood	Office	636,749		1/1/00	5-39 years
South Richey	Retail	477,805		8/25/99	5-39 years
Corporate Park Woodland	Office/warehouse	949,616	11/1/00		5-39 years
South Shaver	Retail	182,023		12/17/99	5-39 years
Providence	Retail	411,027		3/30/01	5-39 years
Corporate Park Northwest	Office/warehouse	701,674		1/1/02	5-39 years
Bellnot Square	Retail	387,220		1/1/02	5-39 years
Corporate Park West	Office/warehouse	1,082,611		1/1/02	5-39 years
Westgate	Office/warehouse	292,184		1/1/02	5-39 years
Garden Oaks	Retail	546,487		1/1/02	5-39 years
Westchase	Retail	238,720		1/1/02	5-39 years
Sunridge	Retail	161,507		1/1/02	5-39 years
Holly Hall	Office/warehouse	244,786		1/1/02	5-39 years
Brookhill	Office/warehouse	156,326		1/1/02	5-39 years
Windsor Park	Retail	256,247		12/16/03	5-39 years
Stafford Plaza	Retail	61,035		9/8/04	5-39 years

TOTAL		$15,450,416

(1)   Reconciliations of total real estate carrying value for the three years ended December 31, 2004 follows:

	2004	2003	2002

Balance at beginning of period	$131,720,634	$117,029,136	$70,453,944
Additions during the period
Acquisitions	8,906,057	13,102,500	45,372,684
Improvements	1,370,939	1,588,998	1,982,508
	10,276,996	14,691,498	47,355,192
Deductions – cost of real estate sold	—	—	780,000
Balance at close of period	$141,997,630	$131,720,634	$117,029,136

(2)   The aggregate cost of real estate for federal income tax purposes is $111,474,559.

Hartman Commercial Properties REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

3.1**

Declaration of Trust of Hartman Commercial Properties REIT, a Maryland real estate investment trust (previously filed in and incorporated by reference to the Registrant’s Registration Statement on Form S-11/A, Commission File No. 333-111674, filed on May 24, 2004)

3.2**

Articles of Amendment and Restatement of Declaration of Trust of Hartman Commercial Properties REIT (previously filed in and incorporated by reference to the Registrant’s Registration Statement on Form S-11/A, Commission File No. 333-111674, filed on July 29, 2004)

3.3**	Bylaws (previously filed in and incorporated by reference to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

4.1**

Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed in and incorporated by reference to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

4.2**	Declaration of Trust of Hartman Commercial Properties REIT and Articles of Amendment and Restatement of Declaration of Trust, filed as Exhibit Nos. 3.1 and 3.2 and incorporated herein by reference.

4.3**	Bylaws, filed as Exhibit No. 3.3 and incorporated herein by reference.

10.1**

Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.2*	Amended and Restated Property Management Agreement

10.3*	Advisory Agreement

10.4**

Certificate of Formation of Hartman REIT Operating Partnership II GP, LLC (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.5**

Limited Liability Company Agreement of Hartman REIT Operating Partnership II GP, LLC (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.6**

Agreement of Limited Partnership of Hartman REIT Operating Partnership II, L.P. (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.7**

Promissory Note, dated December 20, 2002, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.8**

Deed of Trust and Security Agreement, dated December 20, 2002, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.9**

Loan Agreement between Hartman REIT Operating Partnership, L.P. and Union Planter’s Bank, N.A. (previously filed in and incorporated by reference to Amendment No. 2 to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on August 6, 2003)

10.10**+

Employee and Trust Manager Incentive Plan (previously filed in and incorporated by reference to the Registrant’s General Form for Registration of Securities on Form 10, Commission File No. 000-50256, filed on April 30, 2003)

10.11*+	Summary Description of Hartman Commercial Properties REIT Trustee Compensation Arrangements

10.12**	Form of Agreement and Plan of Merger and Reorganization (previously filed in and incorporated by reference to the Registrant’s Proxy Statement, Commission File No. 000-50256, filed on April 29, 2004)

10.13*	Dealer Manager Agreement

10.14*	Escrow Agreement

21.1*	List of subsidiaries of Hartman Commercial Properties REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive and Financial Officers

*   Filed herewith.

** Previously filed.

+   Denotes management contract or compensatory plan or arrangement.