Form 10-Q
period 2005-03-31
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2005-05-16
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

000-50256

HARTMAN COMMERCIAL PROPERTIES REIT
(Exact name of registrant as specified in its charter)

Maryland	76-0594970
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes ⊠               No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                              No ⊠

The number of the registrant’s Common Shares of Beneficial Interest outstanding at May 3, 2005 was 7,670,338.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	March 31, 2005	December 31 2004
	(Unaudited)
Assets

Real estate
Land	$29,552,752	$28,446,210
Buildings and improvements	118,242,872	113,551,420
	147,795,624	141,997,630
Less accumulated depreciation	(16,479,294)	(15,450,416)
Real estate, net	131,316,330	126,547,214

Cash and cash equivalents	1,397,755	631,978

Escrows and acquisition deposits	2,320,159	4,978,362

Note receivable	652,030	655,035

Receivables
Accounts receivable, net of allowance for doubtful
accounts of $510,675 and $342,690 as of March 31, 2005
and December 31, 2004, respectively	1,098,392	1,008,621
Accrued rent receivable	2,609,683	2,594,933
Due from affiliates	3,213,160	3,300,202

Receivables, net	6,921,235	6,903,756

Deferred costs, net	2,726,154	2,797,294

Prepaid expenses and other assets	594,966	103,301

Total assets	$145,928,629	$142,616,940

See notes to consolidated financial statements.

	March 31, 2005	December 31, 2004
	(Unaudited)
Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$60,062,756	$57,226,111
Accounts payable and accrued expenses	1,369,042	3,354,610
Due to affiliates	310,845	675,861
Tenants’ security deposits	1,101,119	1,066,147
Prepaid rent	302,604	254,765
Offering proceeds escrowed	1,137,690	1,471,696
Dividends payable	1,281,800	1,230,281
Other liabilities	1,026,914	1,019,363

Total liabilities	66,592,770	66,298,834

Minority interests of unit holders in Operating Partnership;
5,808,337 units at March 31, 2005
and December 31, 2004	36,159,437	36,489,114

Commitments and contingencies	-	-

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at March 31, 2005 and December 31, 2004	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 7,443,420 and 7,010,146 issued and
outstanding at March 31, 2005 and December 31, 2004	7,443	7,010
Additional paid-in capital	49,331,505	45,527,152
Accumulated deficit	(6,162,526)	(5,705,170)

Total shareholders’ equity	43,176,422	39,828,992

Total liabilities and shareholders’ equity	$145,928,629	$142,616,940

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues
Rental income	$4,777,193	$4,431,851
Tenants’ reimbursements	1,359,938	917,700
Interest and other income	175,509	136,875

Total revenues	6,312,640	5,486,426

Expenses
Operation and maintenance	756,465	691,414
Interest expense	770,060	568,550
Real estate taxes	729,032	670,720
Insurance	104,759	127,808
Electricity, water and gas utilities	219,610	185,866
Management and partnership
management fees to an affiliate	359,003	324,138
General and administrative	317,439	353,328
Depreciation	1,028,878	947,009
Amortization	337,728	287,311
Bad debt expense (recoveries)	167,985	(54,525)

Total operating expenses	4,790,959	4,101,619

Income before minority interests	1,521,681	1,384,807

Minority interests in Operating Partnership	(697,237)	(645,689)

Net income	$824,444	$739,118

Net income per common share	$0.114	$0.105

Weighted-average shares outstanding	7,247,162	7,010,146

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	7,010,146	$7,010	$45,527,152	$(4,218,178)	$41,315,984

Net income	-	-	-	3,423,619	3,423,619

Dividends	-	-	-	(4,910,611)	(4,910,611)

Balance, December 31, 2004	7,010,146	7,010	45,527,152	(5,705,170)	39,828,992

Issuance of common stock for
cash, net of offering costs	433,274	433	3,804,353	-	3,804,786

Net income	-	-	-	824,444	824,444

Dividends	-	-	-	(1,281,800)	(1,281,800)

Balance, March 31, 2005	7,443,420	$7,443	$49,331,505	$(6,162,526)	$43,176,422

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)
	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$824,444	$739,118
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation	1,028,878	947,009
Amortization	337,728	287,311
Minority interests in Operating Partnership	697,237	645,689
Equity in income of real estate partnership	(12,038)	(95,943)
Bad debt expense (recoveries)	167,985	(54,525)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,658,203	918,797
Receivables	(272,506)	169,745
Due from affiliates	(277,974)	86,373
Deferred costs	(266,588)	(174,213)
Prepaid expenses and other assets	(187,488)	58,702
Accounts payable and accrued expenses	(1,985,568)	(1,388,861)
Tenants’ security deposits	34,972	(8,538)
Prepaid rent	47,839	(99,990)

Net cash provided by operating activities	2,795,124	2,030,674

Cash flows used in investing activities:
Additions to real estate	(5,797,994)	(262,549)
Purchase of investment securities	—	—
Investment in real estate partnership	—	(9,033,561)
Distributions received from real estate partnership	9,743	—
Repayment of note receivable	3,005	645

Net cash used in investing activities	(5,785,246)	(9,295,465)

Cash flows from financing activities:
Dividends paid	(1,230,281)	(1,226,777)
Distributions paid to OP unit holders	(1,019,363)	(1,016,460)
Proceeds from issuance of common shares	3,804,786	—
Proceeds from stock offering escrowed	(334,006)	—
Proceeds from notes payable	4,200,000	10,356,818
Repayments of notes payable	(1,665,237)	(165,509)
Payments of loan origination costs	—	(31,891)

Net cash provided by financing activities	3,755,899	7,916,181

Net increase in cash and cash equivalents	765,777	651,390

Cash and cash equivalents at beginning of period	631,978	578,687

Cash and cash equivalents at end of period	$1,397,755	$1,230,077

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 1 -	Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2004 are derived from the audited financial statements of the Company at that date. The unaudited financial statements at March 31, 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) as of March 31, 2005 and results of operations and cash flows for the three month period ended March 31, 2005. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Form 10-K annual report.

Description of business and nature of operations

Hartman Commercial Properties REIT (“HCP”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties. In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (see Note 9). Hartman, HCP’s Chairman of the Board of Trustees, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years. HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. HCP and the Operating Partnership are collectively referred to herein as the “Company.” HCP currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations. As of March 31, 2005 and December 31, 2004, respectively, the Company owned and operated 35 and 34 office and retail properties in and around Houston and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership. As of March 31, 2005 and December 31, 2004, HCP owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 1 -	Summary of Significant Accounting Policies (Continued)

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2005 and December 31, 2004 consist of demand deposits at commercial banks and money market funds.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of March 31, 2005 and December 31, 2004.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 1 -	Summary of Significant Accounting Policies (Continued)

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 1 -	Summary of Significant Accounting Policies (Continued)

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

Comprehensive income

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display for comprehensive income and its components. For the periods presented, the Company did not have significant amounts of other comprehensive income.

Note 2 -	Real Estate

During 2004, the Company acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of GLA. The property was acquired for cash in the amount of approximately $8,900,000.

During the first quarter of 2005, the Company acquired from an unrelated party one multi-tenant office building comprising approximately 106,169 square feet of GLA. The property was acquired for cash in the amount of approximately $5,500,000.

The purchase prices the Company paid for the properties were determined by, among other procedures, estimating the amount and timing of expected cash flows from the acquired properties, discounted at market rates. This process in general also results in the assessment of fair value for each property.

The Company allocates the purchase price of real estate to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, generally consisting of the value of above-market and below-market leases, other value of in-place leases and the value of tenant relationships, based in each case on management’s estimates of their fair values.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 2 -	Real Estate (Continued)

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

At March 31, 2005 and December 31, 2004, the Company owned and operated 35 and 34 commercial properties in the Houston, Texas and San Antonio, Texas areas comprising approximately 2,741,000 and 2,635,000 square feet of gross leasable area, respectively.

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

The Company’s equity in income of the partnership of $12,038 and $95,943 for the three months ended March 31, 2005 and 2004, respectively, is included in other income on the consolidated statement of income. The Company’s remaining investment in the partnership of $12,038 as of March 31, 2005 is included in other assets on the consolidated balance sheet. The partnership owns a one-percent tenant-in-common interest in the building.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

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

Note 5 -	Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	March 31, 2005	December 31, 2004

Mortgages and other notes payable	$40,410,874	$40,526,111
Revolving loan secured by properties	19,350,000	16,700,000
Insurance premium finance note	301,882	-

Total	$60,062,756	$57,226,111

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and having a maturity date of January 1, 2006. The loan bears interest at 2.5% over a LIBOR rate (5.22% and 4.79% at March 31, 2005 and December 31, 2004, respectively) computed on the basis of a 360 day year and has a two-year extension option. Interest only payments are due monthly for the first 30 month period after the origination date, after which the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity. Loan costs of $1,271,043 were capitalized and financed from the proceeds of the refinancing. The security documents related to the mortgage loan contain a covenant which requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations. This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The effective interest rate as of March 31, 2005 was 5.11% per annum.  The loan is secured by currently owned and otherwise unencumbered properties and may also be secured by properties acquired with the proceeds drawn from the facility. As of March 31, 2005, the Company had borrowed $19,350,000 under this credit facility. The Company is required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan. The loan may be prepaid at any time without penalty.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 5 -	Debt (Continued)

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property. The balance at March 31, 2005 was $5,970,874. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

The Company financed its comprehensive insurance premium with a note in the amount of $338,901 payable in nine equal monthly installments of $37,656, which includes interest at 4.12%. The note is secured by unearned insurance premiums and will be paid in full in November 2005.

As of March 31, 2005, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended March 31,

2006	$20,095,508
2007	39,967,248

$60,062,756

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $770,060 and $633,400 for the three months ended March 31, 2005 and 2004, respectively.

Note 6 -	Earnings Per Share

Basic earnings per share is computed using net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP units convertible into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, because conversion of OP units into common shares is antidilutive, no OP units were included in the diluted earnings per share calculations.

	Three Months Ended March 31,
	2005	2004
Basic and diluted earnings per share
Weighted average common
shares outstanding	7,247,162	7,010,146

Basic and diluted earnings per share	$0.114	$0.105

Net income	$824,444	$739,118

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 7 -	Federal Income Taxes

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

For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the year ended December 31, 2004:

2004

Ordinary income (unaudited)	67.7%
Return of capital (unaudited)	32.3%
Capital gain distributions (unaudited)	0.0%

Total	100.0%

Note 8 -	Related-Party Transactions

In January 1999, the Company entered into a property management agreement with the Management Company. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined. After September 1, 2004, the Company pays the Management Company management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area. The Company expects these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of commercial office buildings and approximately 5% of Gross Revenues for the management of retail and industrial properties. Effective September 1, 2004, the Company entered into an advisory agreement with the Management Company which provides that the Company pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services. The Company incurred total management, partnership and asset management fees of $359,003 and $324,138 for the three months ended March 31, 2005 and 2004, respectively. Such fees in the amounts of $168,631 and $54,331 were payable to the Management Company at March 31, 2005 and December 31, 2004, respectively.

During July 2004, the Company amended certain terms of its Declaration of Trust. Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter. Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in management fees.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 8 -	Related-Party Transactions (Continued)

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company. At March 31, 2005 and December 31, 2004, $19,009 and $188,772, respectively, were payable to the Management Company related to these reimbursable costs.

In consideration of leasing the properties, the Company also pays the Management Company leasing commissions for leases originated by the Management Company and for expansions and renewals of existing leases. The Company incurred total leasing commissions to the Management Company of $266,588 and $174,213 for the three months ended March 31, 2005 and 2004. At March 31, 2005 and December 31, 2004, $72,009 and $232,343, respectively, were payable to the Management Company relating to leasing commissions.

The aggregate fees and reimbursements payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the previous agreement.

In connection with the Public Offering described in Note 9, the Company reimburses the Management Company up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by the Management Company on behalf of the Company. The Company incurred total reimbursable organization and offering expenses to the Management Company of $136,620 for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, $28,442 and $-0-, respectively, were payable to the Management Company relating to reimbursable organization and offering expenses.

Also in connection with the Public Offering described in Note 9, the Management Company receives an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for the Company. The Company will capitalize this acquisition fee and allocate it to the purchase price of properties acquired with offering proceeds. The Company incurred total acquisition fees to the Management Company of $109,296 for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, $22,754 and $-0-, respectively, were payable to the Management Company relating to acquisition fees.

The Management Company paid $26,856 and $26,256 to the Company for office space during the three months ended March 31, 2005 and 2004, respectively. Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company. At March 31, 2005 and December 31, 2004, $-0- and $200,415, respectively, was payable to the Management Company related to these liabilities.

HCP’s day-to-day operations are strategically directed by the Board of Trust Managers and implemented through the Management Company. HCP owns substantially all of its real estate properties through the Operating Partnership. Hartman is the HCP’s Board Chairman and sole owner of the Management Company and Terry L. Henderson, a trustee and Chief Financial Officer of HCP, also serves as Chief Financial Officer of the Management Company. Hartman was owed $47,737 and $47,386 in dividends payable on his common shares at March 31, 2005 and December 31, 2004, respectively. Hartman owned 3.6% and 3.9% of the issued and outstanding common shares of the Company as of March 31, 2005 and December 31, 2004, respectively.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 8 -	Related-Party Transactions (Continued)

Effective January 2002, Houston R.E. Income Properties XIV, L.P. (“Houston R.E. XIV”) contributed five properties to the Operating Partnership in exchange for OP Units. Houston R.E. XIV continued to own two additional properties, one of which was contributed to the Operating Partnership in October 2002 in exchange for OP Units. All of these properties secured a single loan, which was repaid by the Company in December 2002. Houston R.E. XIV agreed to pay the Company the portion of the loan repaid by the Company that was attributable to the last property held by Houston R.E. XIV. As of March 31, 2005 and December 31, 2004, Houston R.E. XIV owed the Company $3,518,617 and $3,474,616, respectively. The loan is secured by the property, accrues interest at a rate of 2.5% over LIBOR and is payable upon demand. An affiliate of Mr. Hartman is the general partner of Houston R.E. XIV.

Hartman Management, L.P. owed the Company $-0- and $130,863 as of March 31, 2005 and December 31, 2004, respectively, as a result of various transactions undertaken in the normal course of business. All of these transactions arose prior to 2000 between Hartman Management, L.P. and the Company or its predecessor entities. The balance owing at December 31, 2004 was paid in full in January 2005.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Note 9.

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

Prior to June 2004, the Charter and Bylaws of HCP authorized HCP to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share. HCP commenced a private offering (the “Private Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Private Offering of $25,000,000. HCP intended that the Private Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available. The Private Offering was directed solely to “accredited investors” as such term is defined in Regulation D. Pursuant to the Private Offering, HCP sold for cash or issued in exchange for property or OP Units, 4,907,107 (7,010,146 after the reorganization) shares as of March 31, 2005 and December 31, 2004. HCP conducts substantially all of its operations through the Operating Partnership. All net proceeds of the Private Offering were contributed by HCP to the Operating Partnership in exchange for OP Units. The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes. HCP received one OP Unit for each $10 contributed to the Operating Partnership. OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares which were being sold in the Private Offering for $10 per common share.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 9 -	Shareholders’ Equity (Continued)

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

As of December 31, 2004, no shares had been issued pursuant to the Public Offering. HCP did not admit new shareholders pursuant to the Public Offering or receive proceeds from the Public Offering until it received and accepted subscriptions for a minimum of 200,000 shares for gross offering proceeds of $2,000,000. As of December 31, 2004, HCP had received and accepted subscriptions for 147,432 shares for gross offering proceeds of $1,474,320. The initial 200,000 shares have now been sold, and additional subscription proceeds are being held in escrow until investors are admitted as shareholders. HCP intends to admit new stockholders at least monthly. At that time, subscription proceeds may be released to HCP from escrow and applied to the making of investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

As of March 31, 2005, 433,274 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $4,332,459. An additional 113,769 shares, with gross offering proceeds of $1,137,690, were issued on April 1, 2005 related to subscriptions received and accepted in March 2005.

At March 31, 2005 and December 31, 2004, Hartman and the Board of Trustees collectively owned 7.74% and 8.22%, respectively, of HCP’s outstanding shares.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. In connection with the reorganization discussed above, OP Unit holders received 1.42857 OP Units for each OP Unit previously held. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of March 31, 2005 and December 31, 2004, after giving effect to the recapitalization, there were 12,845,374 and 12,456,995 OP Units outstanding, respectivley. HCP owned 7,037,037 and 6,648,658 Units as of March 31, 2005 and December 31, 2004, respectively. HCP’s weighted-average share ownership in the Operating Partnership was approximately 54.15% and 53.37% during the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, Hartman and the Board of Trustees collectively owned 9.22% and 9.50% of the Operating Partnership’s outstanding units.

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units declared with respect to the three months ended March 31, 2005 and the year ended December 31, 2004:

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note 9 -	Shareholders’ Equity (Continued)

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/04	$408,762
0.0583	5/15/04	408,762
0.0584	6/15/04	409,253
0.0583	7/15/04	408,762
0.0583	8/15/04	408,762
0.0584	9/15/04	409,253
0.0583	10/15/04	408,692
0.0583	11/15/04	408,692
0.0584	12/15/04	409,392
0.0583	1/15/05	408,692
0.0583	2/15/05	408,692
0.0589	3/15/05	412,897
0.0589	4/15/05	412,931
0.0589	5/15/05	429,416
0.0590	6/15/05	439,453

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/04	$726,368
0.0583	5/15/04	726,368
0.0584	6/15/04	727,240
0.0583	7/15/04	726,368
0.0583	8/15/04	726,368
0.0584	9/15/04	727,240
0.0583	10/15/04	726,243
0.0583	11/15/04	726,243
0.0584	12/15/04	727,488
0.0583	1/15/05	726,243
0.0583	2/15/05	726,243
0.0589	3/15/05	733,717
0.0589	4/15/05	733,748
0.0589	5/15/05	748,498
0.0590	6/15/05	758,154

Note 10 -	Commitments and Contingencies

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

March 31, 2005

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

Information concerning the Company’s reportable segments for the three months ended March 31 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2005
Revenues	$3,558,815	$2,136,840	$538,652	$78,333	$6,312,640
Net operating income	2,238,434	1,352,836	310,307	74,209	3,975,786
Total assets	74,899,654	49,134,211	12,729,306	9,165,458	145,928,629

Capital expenditures	143,530	82,464	5,572,000	- -	5,797,994

2004
Revenues	$2,861,699	2,094,660	$420,492	$109,575	$5,486,426
Net operating income	1,900,008	1,322,807	216,610	101,580	3,541,005
Total assets	66,118,555	49,972,314	7,285,913	22,125,863	145,502,645

Capital expenditures	140,613	100,623	21,313	- -	262,549

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the three months ended March 31 as follows:

	2005	2004

Total segment operating income	$3,975,786	$3,541,005
Less:
Depreciation and amortization	1,366,606	1,234,320
Interest	770,060	568,550
General and administrative	317,439	353,328

Income before minority interests	1,521,681	1,384,807

Minority interests in Operating Partnership	(697,237)	(645,689)

Net income	$824,444	$739,118

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

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Overview

We own 35 commercial properties, consisting of 19 retail centers, 12 office/warehouse properties and four office buildings. All of our properties are located in the Houston, Texas and San Antonio, Texas metropolitan areas. As of March 31, 2005, we had 675 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 2.11% of our total revenues for the three months ended March 31, 2005. Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We have no employees and we do not manage our properties. Our properties and day-to-day operations are managed by the Management Company under a management agreement.

Under the agreement in effect after September 1, 2004, we pay the Management Company the following amounts:

▪
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

▪
for the leasing of the properties, a separate fee for the leases of new tenants and renewals of leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area (with such fees, at present, being equal to 6% of the effective gross revenues from leases originated by the Management Company and 4% of the effective gross revenues from expansions or renewals of existing leases, as under the prior agreement).

▪
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

Under an advisory agreement effective September 1, 2004, we also pay the Management Company for asset management services a quarterly fee in an amount equal to one-fourth of 0.25% of the gross asset value calculated on the last day of each preceding quarter.

Gross asset value is defined as the amount equal to the aggregate book value of our assets (other than investments in bank accounts, money market funds or other current assets), before depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets, at the date of measurement, except that during such periods in which we are obtaining regular independent valuations of the current value of our net assets for purposes of enabling fiduciaries of employee benefit plans to comply with applicable Department of Labor reporting requirements, gross asset value is the greater of (i) the amount determined pursuant to the foregoing or (ii) our assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets.

Under the agreement in effect prior to September 1, 2004, we paid the Management Company the following amounts:

▪	a management fee of 5% of our effective gross revenues to manage our properties;

▪	a leasing fee of 6% of the effective gross revenues from leases originated by the Management Company and a fee of 4% of the effective gross revenues from expansions or renewals of existing leases;

▪	an administrative fee of 1% of our effective gross revenues for day-to-day supervisory and general administration services; and

▪
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

Our management agreement in effect prior to September 1, 2004 defines effective gross revenues as all payments actually collected from tenants and occupants of our properties, exclusive of:

▪	security payments and deposits (unless and until such deposits have been applied to the payment of current or past due rent); and

▪	payments received from tenants in reimbursement of the expense of repairing damage caused by tenants.

The aggregate fees and reimbursements payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the former agreement.

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

Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations. As of March 31, 2005 and December 31, 2004, we owned a majority of the partnership interests in the Operating Partnership. Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2005 and December 31, 2004.

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

Liquidity and Capital Resources

General. During the year ended December 31, 2004 and the three-month period ended March 31, 2005, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly dividends, which are paid in three monthly installments after the end of each quarter. We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space. We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT. We also believe that our properties are adequately covered by insurance.

Public Offering. As reflected in Note 9 to the financial statements, on September 15, 2004, our Registration Statement on Form S-11 with respect to our ongoing, best efforts public offering of up to 10,000,000 common shares of beneficial interest at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. The shares are offered to investors on a best efforts basis. As of March 31, 2005 433,274 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $4,332,459. For a more detailed discussion of the results of the Public Offering through the end of the first quarter and our application of the offering proceeds through such date, see Part II, Item 2 of this report.

Cash and Cash Equivalents. We had cash and cash equivalents of $1,397,755 on March 31, 2005 as compared to $631,978 on December 31, 2004. The increase was principally due to the temporary investment of proceeds from sales of common shares pursuant to the Public Offering prior to utilizing such proceeds for either buying properties, improving properties, reducing debt or supplying working capital. We generally do not maintain large cash balances, but rather utilize cash on hand for one of the foregoing purposes or for making distributions to shareholders. We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Credit Facilities. In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation. The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties. We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place. We may prepay the loan after July 1, 2005 without penalty. We must pay a prepayment fee equal to one percent of the outstanding principal balance under the facility if we prepay the note prior to July 1, 2005. As of March 31, 2005, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility. During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly. The interest rate was 5.22% as of March 31, 2005. We are not required to make any principal payments prior to the loan’s maturity. The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period. In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

The security documents related to the note contain a covenant which requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations. We believe that this covenant and the other restrictions provided for in our credit facility will not affect or limit Hartman REIT Operating Partnership II, L.P.’s ability to make distributions us. The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults. These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of our 17 properties which do not secure this debt.

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement terminates in June, 2005 and provides for interest payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan is secured by unencumbered properties currently directly owned by the Operating Partnership as well as those to be acquired with the proceeds drawn from the facility and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the acquired properties, all deposits, bank accounts, instruments arising in virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the acquired properties and all leases, rents, royalties and profits or other benefits of the acquired properties. As of March 31, 2005, the outstanding balance under this facility was $19,350,000. After the end of the quarter, we made additional principal payments on this debt of $700,000 funded by proceeds from our ongoing Public Offering, leaving an outstanding balance as of May 5, 2005 of $18,650,000. We are required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan on June 30, 2005. The loan may be prepaid at any time without penalty. We presently expect to refinance the remaining balance due on or before the maturity of this facility.

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

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property. The balance at March 31, 2005 was $5,970,874. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

Capital Expenditures. We currently do not expect to make significant capital expenditures or any significant improvements to any of our currently owned properties during the next 12 months. However, we may have unexpected capital expenditures or improvements on our existing assets. Additionally, we intend to continue our ongoing acquisition strategy of acquiring properties (generally in the $1,000,000 to $10,000,000 value range) in the Houston and San Antonio, Texas metropolitan areas, where we believe opportunities exist for acceptable investment returns, and we may incur significant capital expenditures or make significant improvements in connection with any properties we may acquire.

Total Contractual Cash Obligations. A summary of our contractual cash obligations, as of March 31, 2005 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations	$60,062,756	$20,095,508	$39,967,248	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$60,062,756	$20,095,508	$39,967,248	—	—

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

During 2005, the Company acquired from an unrelated party one multi-tenant office building comprising approximately 106,169 square feet of GLA. The property was acquired for cash in the amount of approximately $5,500,000.

Common Share Distributions. We declared the following distributions to our shareholders with respect to 2004 and the first quarter of 2005, payable in three monthly installments after the end of each respective quarter:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2004	$408,762	$0.0583
May 2004	408,762	0.0583
June 2004	409,253	0.0584
July 2004	408,762	0.0583
August 2004	408,762	0.0583
September 2004	409,253	0.0584
October 2004	408,692	0.0583
November 2004	408,692	0.0583
December 2004	409,392	0.0584
January 2005	408,692	0.0583
February 2005	408,692	0.0583
March 2005	412,897	0.0589
April 2005	412,931	0.0589
May 2005	429,416	0.0589
June 2005	439,453	0.0590
Average Per Quarter		====== $0.17546

The following sets forth the tax status of the amounts we distributed to shareholders during 2000 through 2004:

Tax Status	2004	2003	2002	2001	2000
Ordinary income	67.7%	24.8%	85.1%	70.5%	75.9%
Return of capital	32.3%	75.2%	14.9%	29.5%	24.1%
Capital gain	-	-	-	-	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, with respect to 2004 and the first quarter of 2005, payable in three monthly installments after the end of each respective quarter:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2004	$726,368	$0.0583
May 2004	726,368	0.0583
June 2004	727,240	0.0584
July 2004	726,368	0.0583
August 2004	726,368	0.0583
September 2004	727,240	0.0584
October 2004	726,243	0.0583
November 2004	726,243	0.0583
December 2004	727,488	0.0584
January 2005	726,243	0.0583
February 2005	726,243	0.0583
March 2005	733,717	0.0589
April 2005	733,748	0.0589
May 2005	748,498	0.0589
June 2005	758,154	0.0590
Average Per Quarter		===== $0.17546

Results of Operations

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

General.

The following table provides a general comparison of our results of operations for the quarters ended March 31, 2004 and March 31, 2005:

	March 31, 2004	March 31, 2005
Number of properties owned and operated	33	35
Aggregate gross leasable area (sq. ft.)	2,540,031	2,741,232
Occupancy rate	87%	86%
Total revenues	$5,486,426	$6,312,640
Total expenses	$4,101,619	$4,790,959
Income before minority interests	$1,384,807	$1,521,681
Minority interests in the Operating Partnership	($ 645,689)	($ 697,237)
Net income	$739,118	$824,444

Revenues.

We had rental income, tenant reimbursements and other income of $6,312,640 for the three months ended March 31, 2005, as compared to revenues of $5,486,426 for the three months ended March 31, 2004, an increase of $826,214, or 15%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during the first quarter of 2005 as compared to the first quarter of 2004 was due primarily to two factors. The tenant reimbursements component of revenues was $1,359,938 for the three months ended March 31, 2005, as compared to $917,700 for the three months ended March 31, 2004, an increase of $442,238. The increase was due primarily to an adjustment made in the first quarter of 2005 to an estimate of accrued tenant reimbursements. A similar adjustment to accrued tenant reimbursements was reflected in the second quarter of 2004 rather than the first quarter. The other factor was revenue from an additional property we acquired in 2004. Our occupancy rate at March 31, 2005 was 86%, as compared to 87% at March 31, 2004 and our average annualized revenue was $9.36 per square foot in the first quarter of 2005, as compared to an average annualized revenue of $8.64 per square foot in the first quarter of 2004.

We had interest and other income of $175,509 for the three months ended March 31, 2005, as compared to $136,875 for the three months ended March 31, 2004, an increase of $38,634, or 28%. We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments. The increase in interest and other income during the first quarter of 2005 as compared to 2004 resulted primarily from increases in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $4,790,959 for the three months ended March 31, 2005, as compared to $4,101,619 for the three months ended March 31, 2004, an increase of $689,340, or 17%. We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations. However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties. General and administrative expenses were approximately 5% of total revenues for the first quarter of 2005, as compared to approximately 6% of total revenues for the first quarter of 2004.

The increase in our operating expenses during the first quarter of 2005 was a result of increased maintenance ($65,051), interest ($201,510), real estate taxes, utilities, bad debt expense ($222,510) and depreciation ($81,869) and amortization expenses. This increase was partially offset by a slight decrease of $58,938 in insurance and general and administrative expenses.

The amount we pay the Management Company under our management agreement is based on our revenues and the number of leases the Management Company originates. As a result of our increased revenues in the first quarter of 2005, management fees were $359,003 in the first quarter of 2005, as compared to $324,138 in the first quarter of 2004, an increase of $34,865, or 11%. Our interest expense increased by $201,510, or 35%, in the first quarter of 2005 as compared to the first quarter of 2004. Our average outstanding debt increased from $54,236,468 in the first quarter of 2004 to $57,916,758 in the first quarter of 2005, and the average interest rate associated with this debt increased from 4.18% in the first quarter of 2004 to 5.30% in the first quarter of 2005. Finally, general and administrative expenses decreased $35,889, or 10%, in the first quarter of 2005 as compared to the first quarter of 2004.

Net Income.

Income provided by operating activities before minority interests was $1,521,681 for the quarter ended March 31, 2005, as compared to $1,384,807 for the quarter ended March 31, 2004, an increase of $136,874, or 10%. Net income for the quarter ended March 31, 2005 was $824,444, as compared to $739,118 for the quarter ended March 31, 2004, an increase of $85,326, or 12%.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of March 31, 2005 and December 31, 2004.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates. As of March 31, 2005, we had $53,790,000 of indebtedness outstanding under these facilities. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $537,900 annually.

Item 4.   Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005. No change in our internal control over financial reporting occurred during the three-month period ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company’s Registration Statement on Form S-11 (SEC File No. 333-111674) was declared effective by the SEC on September 15, 2004 with respect to the ongoing Public Offering described in Note 9 to the Financial Statements included in Item 1 of this Report, of up to 10,000,000 shares of the Company’s common stock to the public at a price of $10 per share, plus up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share, and the Company commenced the Public Offering on such date.

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

As of March 31, 2005, the Company had accepted subscriptions for an aggregate of 433,274 shares (not including any shares sold to residents of either New York or Pennsylvania) and, accordingly, 433,274 shares had been issued pursuant to the Public Offering as of such date with gross offering proceeds received of $4,332,459. The Company’s application of such gross offering proceeds through March 31, 2005 was as follows:

Description of Use of Offering Proceeds	Amount of Proceeds so Utilized
Selling Commissions paid to broker/ dealers not affiliated with D.H. Hill Securities , LLP	$226,851
Selling Discounts	$5,989
Dealer Manager Fee paid to D.H. Hill Securities , LLP	$108,178
Offering expense reimbursements paid to the Management Company	$108,178
Acquisition Fees paid to the Management Company	$86,542
Repayment of Line of Credit with Union Planters Bank	$1,550,000
Used for Working Capital	$1,598,818
Amounts temporarily invested in money market accounts pending final application of proceeds by the Company	$647,903

As reflected in the preceding table, $1,550,000 of these proceeds were applied during the quarter ended March 31, 2005 to reduce our balance under our line of credit with Union Planters Bank, N.A. This revolving loan agreement, under which the full balance is due for repayment June 30, 2005, provides for interest at a rate, adjusted monthly, of either (at our option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The effective interest rate as of March 31, 2005 was 5.11% per annum.

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

Hartman Commercial Properties REIT (Registrant)

Date: May 13, 2005	By:	/s/ Terry L. Henderson
Terry L. Henderson Chief Financial Officer (Authorized officer of the registrant and principal financial officer)