Form 10-Q
period 2005-06-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2005-08-15
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2005

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

Yes ☐                            No ☒

The number of the registrant’s Common Shares of Beneficial Interest outstanding at August 3, 2005 was 7,985,418.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Real estate
Land	$29,552,752	$28,446,210
Buildings and improvements	118,426,973	113,551,420
	147,979,725	141,997,630
Less accumulated depreciation	(17,527,554)	(15,450,416)
Real estate, net	130,452,171	126,547,214

Cash and cash equivalents	1,020,174	631,978

Escrows and acquisition deposits	4,110,973	4,978,362

Note receivable	642,058	655,035

Receivables
Accounts receivable, net of allowance for doubtful
accounts of $412,250 and $342,690 as of June 30, 2005
and December 31, 2004, respectively	913,373	1,008,621
Accrued rent receivable	2,769,000	2,594,933
Due from affiliates	3,211,957	3,300,202

Receivables, net	6,894,330	6,903,756

Deferred costs, net	3,406,316	2,797,294

Prepaid expenses and other assets	412,929	103,301

Total assets	$146,938,951	$142,616,940

See notes to consolidated financial statements.

	June 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$57,656,589	$57,226,111
Accounts payable and accrued expenses	2,378,041	3,354,610
Due to affiliates	217,218	675,861
Tenants’ security deposits	1,200,413	1,066,147
Prepaid rent	494,381	254,765
Offering proceeds escrowed	1,270,240	1,471,696
Dividends payable	1,351,181	1,230,281
Other liabilities	1,026,914	1,019,363

Total liabilities	65,594,977	66,298,834

Minority interests of unit holders in Operating Partnership;
5,808,337 units at June 30, 2005
and December 31, 2004	35,725,906	36,489,114

Commitments and contingencies	-	-

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at June 30, 2005 and December 31, 2004	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 7,793,103 and 7,010,146 issued and
outstanding at June 30, 2005 and December 31, 2004	7,793	7,010
Additional paid-in capital	52,377,496	45,527,152
Accumulated deficit	(6,767,221)	(5,705,170)

Total shareholders’ equity	45,618,068	39,828,992

Total liabilities and shareholders’ equity	$146,938,951	$142,616,940

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues
Rental income	$5,041,536	$4,565,064	$9,818,729	$8,996,915
Tenants’ reimbursements	1,187,863	1,364,276	2,547,801	2,281,976
Interest and other income	41,010	166,402	216,519	303,277

Total revenues	6,270,409	6,095,742	12,583,049	11,582,168

Expenses
Operation and maintenance	791,033	746,759	1,547,498	1,438,173
Interest expense	911,737	581,295	1,681,797	1,149,845
Real estate taxes	835,991	666,986	1,565,023	1,337,706
Insurance	116,698	111,011	221,457	238,819
Electricity, water and gas utilities	253,585	194,055	473,195	379,921
Management and partnership
management fees to an affiliate	370,159	345,807	729,162	669,945
General and administrative	303,402	296,211	620,841	649,539
Depreciation	1,048,260	970,700	2,077,138	1,917,709
Amortization	398,100	311,391	735,828	598,702
Bad debt expense (recoveries)	(98,425)	79,400	69,560	24,875

Total operating expenses	4,930,540	4,303,615	9,721,499	8,405,234

Income before minority interests	1,339,869	1,792,127	2,861,550	3,176,934

Minority interests in Operating Partnership	(593,383)	(835,606)	(1,290,620)	(1,481,295)

Net income	$746,486	$956,521	$1,570,930	$1,695,639

Net income per common share	$0.097	$0.136	$0.211	$0.242

Weighted-average shares outstanding	7,675,191	7,010,146	7,461,176	7,010,146

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2003	7,010,146	$7,010	$45,527,152	$(4,218,178)	$41,315,984

Net income	-	-	-	3,423,619	3,423,619

Dividends	-	-	-	(4,910,611)	(4,910,611)

Balance, December 31, 2004	7,010,146	7,010	45,527,152	(5,705,170)	39,828,992

Issuance of common stock for
cash, net of offering costs	782,957	783	6,850,344	-	6,851,127

Net income	-	-	-	1,570,930	1,570,930

Dividends	-	-	-	(2,632,981)	(2,632,981)

Balance, June 30, 2005	7,793,103	$7,793	$52,377,496	$(6,767,221)	$45,618,068

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,570,930	$1,695,639
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation	2,077,138	1,917,709
Amortization	735,828	598,702
Minority interests in Operating Partnership	1,290,620	1,481,295
Equity in income of real estate partnership	(6,685)	—
Bad debt expense (recoveries)	69,560	24,875
Changes in operating assets and liabilities:
Escrows and acquisition deposits	867,389	514,414
Receivables	(148,379)	(382,704)
Due from affiliates	(370,398)	(43,638)
Deferred costs	(1,024,800)	(431,542)
Prepaid expenses and other assets	(124,408)	169,711
Accounts payable and accrued expenses	(976,569)	(1,002,468)
Tenants’ security deposits	134,266	(9,970)
Prepaid rent	239,616	(33,693)

Net cash provided by
operating activities	4,334,108	4,498,330

Cash flows used in investing activities:
Additions to real estate	(5,982,095)	(807,520)
Investment in real estate partnership	—	(9,233,555)
Distributions received from real estate partnership	9,743	8,709,561
Repayment of note receivable	12,977	15,610

Net cash used in investing activities	(5,959,375)	(1,315,904)

Cash flows from financing activities:
Dividends paid	(2,512,081)	(2,453,554)
Distributions paid to OP unit holders	(2,046,277)	(2,032,920)
Proceeds from issuance of common shares	6,851,127	—
Proceeds from stock offering escrowed	(201,456)	—
Proceeds from notes payable	23,175,094	10,356,818
Repayments of notes payable	(22,932,894)	(8,957,709)
Payments of loan origination costs	(320,050)	(31,891)

Net cash provided by
financing activities	2,013,463	(3,119,256)

Net increase in cash and cash equivalents	388,196	63,170

Cash and cash equivalents at beginning of period	631,978	578,687

Cash and cash equivalents at end of period	$1,020,174	$641,857

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note 1 -	Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2004 are derived from the audited financial statements of the Company at that date. The unaudited financial statements at June 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) as of June 30, 2005 and results of operations for the three month and six month periods ended June 30, 2005 and cash flows for the six month period ended June 30, 2005. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Annual Report on Form 10-K.

Description of business and nature of operations

Hartman Commercial Properties REIT was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties. In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (see Note 9). Hartman, HCP’s Chairman of the Board of Trustees, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years. HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. HCP and the Operating Partnership are collectively referred to herein as the “Company.” HCP currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations. As of June 30, 2005 and December 31, 2004, respectively, the Company owned and operated 35 and 34 office, office/warehouse and retail properties in and around Houston and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership. As of June 30, 2005 and December 31, 2004, HCP owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note 1 -	Summary of Significant Accounting Policies (Continued)

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 2005 and December 31, 2004 consist of demand deposits at commercial banks and money market funds.

Due from affiliates

Due from affiliates include amounts owed to the Company from Hartman operated limited partnerships and other entities.

Escrows and acquisition deposits

Escrow deposits include escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, maintenance and capital expenditures and escrow of proceeds of the Public Offering described in Note 9 prior to shares being issued for those proceeds. Acquisition deposits include earnest money deposits on future acquisitions.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of June 30, 2005 and December 31, 2004.

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

June 30, 2005

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

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. Investment securities are carried at fair market value or at amounts that approximate fair market value. The fair value of the Company’s debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

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

During 2004, the Company acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of gross leasable area (“GLA”). The property was acquired for cash in the amount of approximately $8,900,000.

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

June 30, 2005

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

At June 30, 2005 and December 31, 2004, the Company owned and operated 35 and 34 commercial properties in the Houston, Texas and San Antonio, Texas areas comprising approximately 2,741,000 and 2,635,000 square feet of GLA, respectively.

Note 3 -	Investment in Real Estate Partnership

During January 2004, the Company contributed approximately $9,000,000 to Hartman Gulf Plaza Acquisitions LP, a Texas limited partnership, in which it is a limited partner with a 73.11% percentage interest. On January 30, 2004, the partnership purchased Gulf Plaza, a 120,651 square foot office building located in Houston, Texas. The purpose of the partnership was to acquire the building and sell tenant-in-common interests in it. Ninety-nine percent tenant-in-common interests in the building were sold in June 2004. The partnership retains a one-percent tenant-in-common interest in the building.

The Company’s equity in income (loss) of the partnership of $(5,353) and $-0- for the three months ended June 30, 2005 and 2004, respectively, and $6,685 and $-0- for the six months ended June 30, 2005 and 2004, respectively, is included in other income on the consolidated statement of income. The Company’s remaining investment in the partnership of $6,685 as of June 30, 2005 is included in other assets on the consolidated balance sheet.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

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

Note 5 -	Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	June 30, 2005	December 31, 2004

Mortgages and other notes payable	$40,293,217	$40,526,111
Revolving loan secured by properties	17,175,094	16,700,000
Insurance premium finance note	188,278	-

Total	$57,656,589	$57,226,111

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and having a maturity date of January 1, 2006. The loan bears interest at 2.5% over a LIBOR rate (5.63% and 4.79% at June 30, 2005 and December 31, 2004, respectively) computed on the basis of a 360 day year and has a two-year extension option. Interest only payments are due monthly for the first 30 month period after the origination date, after which the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity. Loan costs of $1,271,043 were capitalized and financed from the proceeds of the refinancing. The security documents related to the mortgage loan contain a covenant that requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations. This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company could, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement terminated in June, 2005 and provided for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan was secured by then owned and otherwise unencumbered properties and could also be secured by properties acquired with the proceeds drawn from the facility. The Company was required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan. The loan could be prepaid at any time without penalty. As of June 30, 2005, the Company had paid off and closed this credit facility.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note 5 -	Debt (Continued)

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property. The balance at June 30, 2005 was $5,853,217. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

The Company financed its comprehensive insurance premium with a note in the amount of $338,901 payable in nine equal monthly installments of $37,656, which includes interest at 4.12%. The note is secured by unearned insurance premiums and will be paid in full in November 2005.

On June 2, 2005, the Company finalized a new revolving credit facility with a consortium of banks. The facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a new wholly-owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. Presently there are 16 properties owned by HROP III.

The current limit of the credit facility is $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The Company entered into this credit facility to refinance the $25,000,000 loan described above, to finance property acquisitions and for general corporate purposes.
As of June 30, 2005 the balance outstanding under the facility was $17,175,094 and the availability to draw was $23,578.698.

Outstanding amounts under the credit facility will accrue interest computed on the basis of a 360 day year, at the Company’s option, at either the LIBOR Rate or the Alternative Base Rate, plus the applicable margin as determined from the following table:

Total Leverage Ratio	LIBOR Margin	Alternative Base Rate Margin

Less than 60% but greater than or equal to 50%	2.40%	1.15%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.00%

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus .5%. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. The effective interest rate as of June 30, 2005 was 5.09% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR Rate pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note 5 -	Debt (Continued)

As of June 30, 2005, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended June 30,

2006	$35,081,218
2007	5,400,277
2008	17,175,094

$57,656,589

The Company is subject to certain financial and non-financial covenants related to the above-mentioned credit facilities. At June 30, 2005 and December 31, 2004, the Company was in compliance with the covenants.

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $911,737 and $581,295 for the three months ended June 30, 2005 and 2004, respectively, and $1,681,797 and $1,214,695 for the six months ended June 30, 2005 and 2004, respectively.

Note 6 -	Earnings Per Share

Basic earnings per share is computed using net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share would reflect common shares issuable from the assumed conversion of OP units convertible into common shares. However, only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, because conversion of OP units into common shares is antidilutive, no OP units were included in the diluted earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and diluted earnings per share
Weighted average common
shares outstanding	7,675,191	7,010,146	7,461,176	7,010,146

Basic and diluted earnings per share	$0.097	$0.136	$0.211	$0.242

Net income	$746,486	$956,521	$1,570,930	$1,695,639

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note 7 -	Federal Income Taxes

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

In January 1999, the Company entered into a property management agreement with the Management Company. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined. After September 1, 2004, the Company pays the Management Company management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area. The Company expects these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of office buildings and approximately 5% of Gross Revenues for the management of retail and office/industrial properties. Effective September 1, 2004, the Company entered into an advisory agreement with the Management Company which provides that the Company pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services. The Company incurred total management, partnership and asset management fees of $370,159 and $345,807 for the three months ended June 30, 2005 and 2004, respectively, and $729,162 and $669,945 for the six months ended June 30, 2005 and 2004, respectively. Such fees in the amounts of $115,399 and $54,331 were payable to the Management Company at June 30, 2005 and December 31, 2004, respectively.

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

June 30, 2005

Note 8 -	Related-Party Transactions (Continued)

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company. At June 30, 2005 and December 31, 2004, $141 and $188,772, respectively, were payable to the Management Company related to these reimbursable costs.

In consideration of leasing the properties, the Company also pays the Management Company leasing commissions for leases originated by the Management Company and for expansions and renewals of existing leases. The Company incurred total leasing commissions to the Management Company of $758,214 and $257,329 for the three months ended June 30, 2005 and 2004, respectively, and $1,024,800 and $431,542 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, $-0- and $232,343, respectively, were payable to the Management Company relating to leasing commissions.

The aggregate fees and reimbursements payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the previous agreement.

In connection with the Public Offering described in Note 9, the Company reimburses the Management Company up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by the Management Company on behalf of the Company. The Company incurred total reimbursable organization and offering expenses to the Management Company of $85,291 for the three months ended June 30, 2005, and $193,469 for the six months ended June 30, 2005. At June 30, 2005 and December 31, 2004, $-0- and $-0-, respectively, were payable to the Management Company relating to reimbursable organization and offering expenses.

Also in connection with the Public Offering described in Note 9, the Management Company receives an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for the Company. The Company will capitalize this acquisition fee and allocate it to the purchase price of properties acquired with offering proceeds. The Company incurred total acquisition fees to the Management Company of $68,233 for the three months ended June 30, 2005, and $154,775 for the six months ended June 30, 2005. At June 30, 2005 and December 31, 2004, $-0- and $-0-, respectively, were payable to the Management Company relating to acquisition fees.

The Management Company paid $26,856 and $26,856 to the Company for office space during the three months ended June 30, 2005 and 2004, respectively, and $53,112 and $53,112 for the six months ended June 30, 2005 and 2004, respectively. Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company. At June 30, 2005 and December 31, 2004, $-0- and $200,415, respectively, was payable to the Management Company related to these liabilities.

HCP’s day-to-day operations are strategically directed by the Board of Trustees and implemented through the Management Company. HCP owns all of its real estate properties through the Operating Partnership. Hartman is HCP’s Board Chairman and sole owner of the Management Company and Terry L. Henderson, a trustee and Chief Financial Officer of HCP, also serves as Chief Financial Officer of the Management Company. Hartman was owed $47,737 and $47,386 in dividends payable on his common shares at June 30, 2005 and December 31, 2004, respectively. Hartman owned 3.5% and 3.9% of the issued and outstanding common shares of the Company as of June 30, 2005 and December 31, 2004, respectively.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note 8 -	Related-Party Transactions (Continued)

Effective January 2002, Houston R.E. Income Properties XIV, L.P. (“Houston R.E. XIV”) contributed five properties to the Operating Partnership in exchange for OP Units. Houston R.E. XIV continued to own two additional properties, one of which was contributed to the Operating Partnership in October 2002 in exchange for OP Units. All of these properties secured a single loan, which was repaid by the Company in December 2002. Houston R.E. XIV agreed to pay the Company the portion of the loan repaid by the Company that was attributable to the last property held by Houston R.E. XIV. As of June 30, 2005 and December 31, 2004, Houston R.E. XIV owed the Company $3,518,617 and $3,474,616, respectively. The loan is secured by the property, accrues interest at a rate of 2.5% over LIBOR and is payable upon demand. An affiliate of Mr. Hartman is the general partner of Houston R.E. XIV.

Hartman Management, L.P. owed the Company $-0- and $130,863 as of June 30, 2005 and December 31, 2004, respectively, as a result of various transactions undertaken in the normal course of business. All of these transactions arose prior to 2000 between Hartman Management, L.P. and the Company or its predecessor entities. The balance owing at December 31, 2004 was paid in full in January 2005.

The Company was a party to various other transactions with related parties, which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Note 9.

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

Prior to June 2004, the Charter and Bylaws of HCP authorized HCP to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share. HCP commenced a private offering (the “Private Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Private Offering of $25,000,000. HCP intended that the Private Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available. The Private Offering was directed solely to “accredited investors” as such term is defined in Regulation D. Pursuant to the Private Offering, HCP sold for cash or issued in exchange for property or OP Units, 4,907,107 (7,010,146 after the reorganization) shares as of June 30, 2005 and December 31, 2004. HCP conducts substantially all of its operations through the Operating Partnership. All net proceeds of the Private Offering were contributed by HCP to the Operating Partnership in exchange for OP Units. The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes. HCP received one OP Unit for each $10 contributed to the Operating Partnership. OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares, which were being sold in the Private Offering for $10 per common share.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

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

As of June 30, 2005, 782,957 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $7,825,029. An additional 131,024 shares, with gross offering proceeds of $1,308,240, were issued on July 1, 2005 related to subscriptions received and accepted in June 2005.

At June 30, 2005 and December 31, 2004, Hartman and the Board of Trustees collectively owned 7.55% and 8.22%, respectively, of HCP’s outstanding shares.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. In connection with the reorganization discussed above, OP Unit holders received 1.42857 OP Units for each OP Unit previously held. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of June 30, 2005 and December 31, 2004, after giving effect to the recapitalization, there were 13,154,571 and 12,456,995 OP Units outstanding, respectively. HCP owned 7,346,234 and 6,648,658 Units as of June 30, 2005 and December 31, 2004, respectively. HCP’s weighted-average share ownership in the Operating Partnership was approximately 55.49% and 53.37% during the three months ended June 30, 2005 and 2004, respectively, and 54.83% and 53.37% for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, Hartman and the Board of Trustees collectively owned 9.00% and 9.50% of the Operating Partnership’s outstanding units.

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units declared with respect to the six months ended June 30, 2005 and the year ended December 31, 2004:

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note 9 -	Shareholders’ Equity (Continued)

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/04	$408,762
0.0583	5/15/04	408,762
0.0584	6/15/04	409,253
0.0583	7/15/04	408,762
0.0583	8/15/04	408,762
0.0584	9/15/04	409,253
0.0583	10/15/04	408,692
0.0583	11/15/04	408,692
0.0584	12/15/04	409,392
0.0583	1/15/05	408,692
0.0583	2/15/05	408,692
0.0589	3/15/05	412,897
0.0589	4/15/05	412,931
0.0589	5/15/05	429,416
0.0590	6/15/05	439,453
0.0589	7/15/05	445,621
0.0589	8/15/05	452,396
0.0590	9/15/05	453,164

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/04	$726,368
0.0583	5/15/04	726,368
0.0584	6/15/04	727,240
0.0583	7/15/04	726,368
0.0583	8/15/04	726,368
0.0584	9/15/04	727,240
0.0583	10/15/04	726,243
0.0583	11/15/04	726,243
0.0584	12/15/04	727,488
0.0583	1/15/05	726,243
0.0583	2/15/05	726,243
0.0589	3/15/05	733,717
0.0589	4/15/05	733,748
0.0589	5/15/05	748,498
0.0590	6/15/05	758,154
0.0589	7/15/05	762,996
0.0589	8/15/05	768,976
0.0590	9/15/05	776,345

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note 10 -	Commitments and Contingencies

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

The retail segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in the Houston, Texas and San Antonio, Texas metropolitan areas. The customer base includes supermarkets and other retailers who generally sell basic necessity-type commodities. The office/warehouse segment is engaged in the acquisition, development and management of office/warehouse centers located in the Houston, Texas metropolitan area and has a diverse customer base. The office segment is engaged in the acquisition, development and management of commercial office space. Included in “Other” are corporate related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning the Company’s reportable segments for the three months ended June 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2005
Revenues	$3,602,102	$2,091,378	$560,479	$16,450	$6,270,409
Net operating income	2,457,193	1,311,517	215,167	17,491	4,001,368
Total assets	74,946,875	48,738,931	12,643,702	10,609,443	146,938,951

Capital expenditures	135,461	25,302	23,337	-	184,100

2004
Revenues	$3,347,052	$2,196,968	$401,111	$150,611	$6,095,742
Net operating income	2,252,673	1,352,054	205,130	141,867	3,951,724
Total assets	66,219,134	49,968,017	7,205,946	10,197,692	133,590,789

Capital expenditures	257,429	282,040	5,502	-	544,971

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the three months ended June 30 as follows:

	2005	2004

Total segment operating income	$4,001,368	$3,951,724
Less:
Depreciation and amortization	1,446,360	1,282,091
Interest	911,737	581,295
General and administrative	303,402	296,211

Income before minority interests	1,339,869	1,792,127

Minority interests in Operating Partnership	(593,383)	(835,606)

Net income	$746,486	$956,521

Information concerning the Company’s reportable segments for the six months ended June 30 is as follows:

	Retail	Office/ Warehouse	Office	Other	Total

2005
Revenues	$7,160,917	$4,228,218	$1,099,131	$94,783	$12,583,049
Net operating income	4,695,627	2,664,353	525,474	91,700	7,977,154
Total assets	74,946,875	48,738,931	12,643,702	10,609,443	146,938,951

Capital expenditures	278,991	107,766	5,595,338	-	5,982,095

2004
Revenues	$6,208,751	$4,291,628	$821,603	$260,186	$11,582,168
Net operating income	4,152,681	2,674,861	421,740	243,447	7,492,729
Total assets	66,219,134	49,968,017	7,205,946	10,197,692	133,590,789

Capital expenditures	398,042	382,663	26,815	-	807,520

Net operating income reconciles to income before minority interests shown on the consolidated statements of income for the six months ended June 30 as follows:

	2005	2004

Total segment operating income	$7,977,154	$7,492,729
Less:
Depreciation and amortization	2,812,966	2,516,411
Interest	1,681,797	1,149,845
General and administrative	620,841	649,539

Income before minority interests	2,861,550	3,176,934

Minority interests in Operating Partnership	(1,290,620)	(1,481,295)

Net income	$1,570,930	$1,695,639

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

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including  “forecast,”“may,”“believe,”“will,”“expect,”“anticipate,”“estimate,”“continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Overview

We own 35 commercial properties, consisting of 19 retail centers, 12 office/warehouse properties and four office buildings. All of our properties are located in the Houston, Texas and San Antonio, Texas metropolitan areas. As of June 30, 2005, we had 674 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 2.33% of our total revenues for the three months ended June 30, 2005. Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We have no employees and we do not manage our properties. Our properties and day-to-day operations are managed by the Management Company under a management agreement.

Under the management agreement in effect after September 1, 2004, we pay the Management Company the following amounts:

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

▪
for the leasing of the properties, a separate fee for the leases of new tenants and renewals of leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area (with such fees, at present, being equal to 6% of the effective gross revenues from leases originated by the Management Company and 4% of the effective gross revenues from expansions or renewals of existing leases).

▪
except as otherwise specifically provided, all costs and expenses incurred by the Management Company in fulfilling its duties for the account of and on behalf of us. Such costs and expenses shall include the wages and salaries and other employee-related expenses of all on-site and off-site employees of the Management Company who are engaged in the operation, management, maintenance and access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.

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

▪
the reimbursement of all reasonable and necessary expenses incurred or funds advanced in connection with the management and operation of our properties, including expenses and costs relating to maintenance and construction personnel incurred on behalf of our properties; provided, however, that we did not reimburse the Management Company for its overhead, including salaries and expenses of centralized employees other than salaries of certain maintenance and construction personnel.

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

Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations. As of June 30, 2005 and December 31, 2004, we owned a majority of the partnership interests in the Operating Partnership. Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2005 and December 31, 2004.

Purchase Price Allocation. We record above-market and below-market in-place lease values for purchased properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because most of our leases are relatively short term, have inflation or other scheduled rent escalations, and cover periods during which there have been few, and generally insignificant, pricing changes in the specific properties’ markets, the properties we have acquired have not been subject to leases with terms materially different than then-existing market-level terms.

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

Liquidity and Capital Resources

General. During the year ended December 31, 2004 and the six-month period ended June 30, 2005, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly dividends, which are paid in three monthly installments after the end of each quarter. We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space. We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT. We also believe that our properties are adequately covered by insurance.

Public Offering. As reflected in Note 9 to the financial statements, on September 15, 2004, our Registration Statement on Form S-11 with respect to our ongoing, best efforts public offering of up to 10,000,000 common shares of beneficial interest at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. A post-effective amendment of the Registration Statement was declared effective on June 27, 2005. The shares are offered to investors on a best efforts basis. As of June 30, 2005, 782,957 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $7,825,029. For a more detailed discussion of the results of the Public Offering through June 30, 2005 and our application of the offering proceeds through such date, see Part II, Item 2 of this report.

Cash and Cash Equivalents. We had cash and cash equivalents of $1,020,174 on June 30, 2005 as compared to $631,978 on December 31, 2004. The increase was principally due to the temporary investment of proceeds from sales of common shares pursuant to the Public Offering prior to utilizing such proceeds for either buying properties, improving properties, reducing debt or supplying working capital. We generally do not maintain large cash balances, but rather utilize cash on hand for one of the foregoing purposes or for making distributions to shareholders. We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Credit Facilities. In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation. The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties. We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place. We may prepay the loan after July 1, 2005 without penalty. As of June 30, 2005, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility. During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly. The interest rate was 5.63% as of June 30, 2005. We are not required to make any principal payments prior to the loan’s maturity. The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period. In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

The security documents related to the note contain a covenant that requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations. We believe that this covenant and the other restrictions provided for in our credit facility will not affect or limit Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to us. The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults. These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of our other properties that do not secure this debt.

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement matured in June, 2005 and provided for interest-only payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan was secured by certain properties directly owned by the Operating Partnership and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the properties, all deposits, bank accounts, instruments arising by virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the properties and all leases, rents, royalties and profits or other benefits of the properties. As of June 30, 2005, the facility had been totally paid off and terminated.

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property. The balance at June 30, 2005 was $5,853,217. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

On June 2, 2005, the Operating Partnership finalized a new revolving line of credit facility with a consortium of banks led by KeyBank National Association (“KeyBank”). The credit facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a new wholly-owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the credit facility. Presently there are 16 properties owned by HROP III.

The current limit of the credit facility is $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The purpose of the credit facility was to refinance the Operating Partnership’s previous loan with Regions Bank (formerly Union Planter’s Bank, N.A.), to finance property acquisitions and for general corporate purposes. Simultaneously with the finalization of the new credit facility, the Operating Partnership drew $18,975,094, of which $18,650,000 was used to pay off the principal balance owing under the Regions Bank loan. Based upon the required ratios explained below, the remaining availability under the facility as of June 30, 2005 was $23,578,698.

Outstanding amounts under the facility will accrue interest, at the Company’s option, at either the LIBOR Rate or the Alternative Base Rate, plus the applicable margin as determined from the following grid:

Total Leverage Ratio	LIBOR Margin	Alternative Base Rate Margin

Less than 60% but greater than or equal to 50%	2.40%	1.150%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.000%

The Alternative Base Rate equals a floating rate equal to the higher of KeyBank’s Base Rate or Federal Funds Rate plus .5%. Interest will be due monthly in arrears, computed on the actual number of days elapsed over a 360-day year. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. In the event of default, interest will be calculated as above plus 2%. The effective interest rate as of June 30, 2005 was 5.09% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the facility is not in default. If LIBOR Rate pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

The revolving line of credit will be supported by a pool of eligible properties referred to as the borrowing base pool. The borrowing base pool must meet the following criteria:

•	The Company will provide a negative pledge on the borrowing base pool and may not provide a negative pledge of the borrowing base pool to any other lender.

•	The properties must be free of all liens, unless otherwise permitted.

•	All eligible properties must be retail, office/warehouse, or office properties, must be free and clear of material environmental concerns and must be in good repair.

•	The aggregate physical occupancy of the borrowing base pool must remain above 80% at all times.

•	No property may comprise more than 15% of the value of the borrowing base pool with the exception of Corporate Park Northwest, which is allowed into the borrowing base pool.

•	The borrowing base pool must at all times be comprised of at least 10 properties.

•	The borrowing base pool properties may not contain development or redevelopment projects.

Properties can be added to and removed from the borrowing base pool at any time provided no defaults would occur as a result of the removal. If a property does not meet the criteria of an eligible property and the Company wants to include it in the borrowing base pool, a majority vote of the bank consortium is required for inclusion in the borrowing base pool.

Covenants, tested quarterly, relative to the borrowing base pool are as follows:

•	The Company will not permit any liens on the properties in the borrowing base pool unless otherwise permitted.

•
The ratio of aggregate net operating income from the borrowing base pool to debt service shall at all times exceed 1.5 to 1.0. For any quarter, debt service shall be equal to the average loan balance for the past quarter times an interest rate which is the greater of a) the then current annual yield on 10 year United States Treasury notes over 25 years plus 2%, b) a 6.5% constant, or c) the actual interest rate for the facility.

•
The ratio of the value of the borrowing base pool to total funded loan balance must always exceed 1.67 to 1.00. The value of the borrowing base pool is defined as aggregate net operating income for the preceding four quarters, less a $.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

Covenants, tested quarterly, relative to the Company are as follows:

•
The Company will not permit its total indebtedness to exceed 60% of the fair market value of its real estate assets at the end of any quarter. Total indebtedness is defined as all liabilities of the Company, including this facility and all other secured and unsecured debt of the Company, including letters of credit and guarantees. Fair market value of real estate assets is defined as aggregate net operating income for the preceding four quarters, less a $.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

•
The ratio of consolidated rolling four-quarter earnings before interest, income tax, deprecation and amortization expenses for such quarter to total interest expense, including capitalized interest, shall not be less than 2.0 to 1.0.

•
The ratio of consolidated earnings before interest, income tax, deprecation and amortization expenses for such quarter to total interest, including capitalized interest, principal amortization, capital expenditures and preferred stock dividends shall not be less than 1.5 to 1.0. Capital expenditures shall be deemed to be $.15 per square foot per annum.

•	The ratio of secured debt to fair market value of real estate assets shall not be greater than 40%.

•	The ratio of declared dividends to funds from operations shall not be greater than 95%.

•	The ratio of development assets to fair market value of real estate assets shall not be greater than 20%.

•	The Company must maintain its status as a real estate investment trust for income tax purposes.

•
Total other investments shall not exceed 30% of total asset value. Other investments shall include investments in joint ventures, unimproved land, marketable securities and mortgage notes receivable. Additionally, the preceding investment categories shall not comprise greater than 30%, 15%, 10% and 20%, respectively, of total other investments.

•
Within six months of closing, the Company must hedge all variable rate debt above $40 million until the point in which the ratio of variable rate debt to fixed rate debt is 50% of total debt. Thereafter, the Company must maintain such hedges during any period in which variable rate debt exceeds 50% of total debt.

At June 30, 2005 and December 31, 2004, the Company was in compliance with the covenants of its various borrowing facilities.

Capital Expenditures. We currently do not expect to make significant capital expenditures or any significant improvements to any of our currently owned properties during the next 12 months. However, we may have unexpected capital expenditures or improvements on our existing assets. Additionally, we intend to continue our ongoing acquisition strategy of acquiring properties (generally in the $1,000,000 to $10,000,000 value range) in the Houston, Dallas and San Antonio, Texas metropolitan areas, where we believe opportunities exist for acceptable investment returns, and we may incur significant capital expenditures or make significant improvements in connection with any properties we may acquire.

Total Contractual Cash Obligations. A summary of our contractual cash obligations, as of June 30, 2005 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations	$57,656,589	$35,081,218	$22,575,371	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$57,656,589	$35,081,218	$22,575,371	—	—

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

Common Share Dividends. We declared the following dividends to our shareholders with respect to 2004 and 2005, payable in three monthly installments after the end of each respective quarter:

Month Paid or Payable	Total Amount of Dividends Paid or Payable	Dividends Per Share
April 2004	$408,762	$0.0583
May 2004	408,762	0.0583
June 2004	409,253	0.0584
July 2004	408,762	0.0583
August 2004	408,762	0.0583
September 2004	409,253	0.0584
October 2004	408,692	0.0583
November 2004	408,692	0.0583
December 2004	409,392	0.0584
January 2005	408,692	0.0583
February 2005	408,692	0.0583
March 2005	412,897	0.0589
April 2005	412,931	0.0589
May 2005	429,416	0.0589
June 2005	439,453	0.0590
July 2005	445,621	0.0589
August 2005	452,396	0.0589
September 2005	453,164	0.0590
Average Per Quarter		$0.1757 ======

 The following sets forth the tax status of the amounts we distributed to shareholders during the years 2000 through 2004:

Tax Status	2004	2003	2002	2001	2000
Ordinary income	67.7%	24.8%	85.1%	70.5%	75.9%
Return of capital	32.3%	75.2%	14.9%	29.5%	24.1%
Capital gain	-	-	-	-	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, with respect to 2004 and 2005, payable in three monthly installments after the end of each respective quarter:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2004	$726,368	$0.0583
May 2004	726,368	0.0583
June 2004	727,240	0.0584
July 2004	726,368	0.0583
August 2004	726,368	0.0583
September 2004	727,240	0.0584
October 2004	726,243	0.0583
November 2004	726,243	0.0583
December 2004	727,488	0.0584
January 2005	726,243	0.0583
February 2005	726,243	0.0583
March 2005	733,717	0.0589
April 2005	733,748	0.0589
May 2005	748,498	0.0589
June 2005	758,154	0.0590
July 2005	762,996	0.0589
August 2005	768,976	0.0589
September 2005	776,345	0.0590
Average Per Quarter		$0.1757 ======

Results of Operations

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

General.

The following table provides a general comparison of our results of operations for the quarters ended June 30, 2004 and June 30, 2005:

	June 30, 2004	June 30, 2005
Number of properties owned and operated	33	35
Aggregate gross leasable area (sq. ft.)	2,540,031	2,741,232
Occupancy rate	87%	87%
Total revenues	$ 6,095,742	$ 6,270,409
Total operating expenses	$ 4,303,615	$ 4,930,540
Income before minority interests	$ 1,792,127	$ 1,339,869
Minority interests in the Operating Partnership	($ 835,606)	($ 593,383)
Net income	$ 956,521	$ 746,486

Revenues.

We had rental income, tenant reimbursements and other income of $6,270,409 for the three months ended June 30, 2005, as compared to revenues of $6,095,742 for the three months ended June 30, 2004, an increase of $174,667, or 3%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during the second quarter of 2005 as compared to the second quarter of 2004 was due primarily to revenue from an additional property we acquired in March 2005. Our occupancy rate at June 30, 2005 was 87%, as compared to 87% at June 30, 2004 and our average annualized revenue was $9.15 per square foot in the second quarter of 2005, as compared to an average annualized revenue of $9.60 per square foot in the second quarter of 2004. During the second quarter 2005 there were two significant lease transactions that caused an increase in leasing commissions compared with the same period in 2004. The increase in revenues due to these transactions will be fully realized beginning with the third quarter of 2005, the first full quarter of lease term for the larger lease.

We had interest and other income of $41,010 for the three months ended June 30, 2005, as compared to $166,402 for the three months ended June 30, 2004, a decrease of $125,392, or 75%. We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments. The decrease in interest and other income during the second quarter of 2005 as compared to 2004 resulted primarily from decreases in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $4,930,540 for the three months ended June 30, 2005, as compared to $4,303,615 for the three months ended June 30, 2004, an increase of $626,925, or 15%. We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations. However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties. General and administrative expenses were approximately 5% of total revenues for the second quarter of 2005 and the second quarter of 2004.

The increase in our operating expenses during the second quarter of 2005 was a result of increased interest expense, real estate taxes ($169,005), depreciation and amortization expense ($164,269), and increases in other expenses that were offset by a reduction in bad debt expense ($177,825).

Our interest expense increased by $330,442, or 57%, in the second quarter of 2005 as compared to the second quarter of 2004. Our average outstanding debt increased from $51,178,302 in the second quarter of 2004 to $58,729,898 in the second quarter of 2005, and the average interest rate associated with this debt increased from 4.51% in the second quarter of 2004 to 5.94% in the second quarter of 2005.

Net Income.

Income provided by operating activities before minority interests was $1,339,869 for the quarter ended June 30, 2005, as compared to $1,792,127 for the quarter ended June 30, 2004, a decrease of $452,258, or 25%. Net income for the quarter ended June 30, 2005 was $746,486, as compared to $956,521 for the quarter ended June 30, 2004, a decrease of $210,035, or 22%. The decreases are a net result of the changes discussed above.

Six Months Ended June 30, 2005 Compared to Six Months June 30, 2004

General.

The following table provides a general comparison of our results of operations for the six months ended June 30, 2004 and June 30, 2005:

	June 30, 2004	June 30, 2005
Number of properties owned and operated	33	35
Aggregate gross leasable area (sq. ft.)	2,540,031	2,741,232
Occupancy rate	87%	87%
Total revenues	$ 11,582,168	$ 12,583,049
Total operating expenses	$ 8,405,234	$ 9,721,499
Income before minority interests	$ 3,176,934	$ 2,861,550
Minority interests in the Operating Partnership	($ 1,481,295)	($ 1,290,620)
Net income	$ 1,695,639	$ 1,570,930

Revenues.

We had rental income and tenant reimbursements of $12,583,049 for the six months ended June 30, 2005, as compared to revenues of $11,582,168 for the six months ended June 30, 2004, an increase of $1,000,881, or 9%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was due to revenue from an additional property we acquired in March 2005 and an increase in the amount of rent charged at some locations. Our occupancy rate at June 30, 2005 and June 30, 2004 was 87%, and our average annualized revenue was $9.35 per square foot for the six months ended June 30, 2005, as compared to an average annualized revenue of $9.12 per square foot for the six months ended June 30, 2004. During the second quarter 2005 there were two significant lease transactions that caused an increase in leasing commissions compared with the same period in 2004. The increase in revenues due to these transactions will be fully realized beginning with the third quarter of 2005, the first full quarter of lease term for the larger lease.

We had interest and other income of $216,519 for the six months ended June 30, 2005, as compared to $303,277 for the six months ended June 30, 2004, a decrease of $86,758, or 29%. We hold all revenues and proceeds we receive from offerings in money market accounts and other short-term, highly liquid investments. The decrease in interest and other income during the second quarter of 2005 as compared to 2004 resulted primarily from decreases in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $9,721,499 for the six months ended June 30, 2005, as compared to $8,405,234 for the six months ended June 30, 2004, an increase of $1,316,265, or 16%. We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations. However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties. General and administrative expenses were approximately 5% of total revenues for the six months ended June 30, 2005, as compared to approximately 6% of total revenues for the six months ended June 30, 2004.

The increase in our operating expenses during the six months ended June 30, 2005 was a result of increased maintenance ($109,325), interest expense, real estate taxes ($227,317) and depreciation and amortization expenses ($296,555).

Our interest expense increased by $531,952, or 46%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Our average outstanding debt increased from $52,707,385 for the six months ended June 30, 2004 compared to $58,323,328 for the six months ended June 30, 2005, and the average interest rate associated with this debt increased from 4.34% for the six months ended June 30, 2004 to 5.62% for the six months ended June 30, 2005.

Net Income.

Income before minority interests was $2,861,550 for the six months ended June 30, 2005, as compared to $3,176,934 for the six months ended June 30, 2004, a decrease of $315,384, or 10%. Net income for the six months ended June 30, 2005 was $1,570,930, as compared to $1,695,639 for the six months ended June 30, 2004, a decrease of $124,709, or 7%. The decreases are a net result of the changes discussed above.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of June 30, 2005 and December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. We will be exposed to changes in interest rates as a result of our credit facilities that have floating interest rates. As of June 30, 2005, we had $51,615,094 of indebtedness outstanding under these facilities. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $516,151 annually.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005. No change in our internal control over financial reporting occurred during the three-month period ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Registration Statement on Form S-11 (SEC File No. 333-111674) was declared effective by the SEC on September 15, 2004 with respect to the ongoing Public Offering described in Note 9 to the Financial Statements included in Item 1 of this Report, of up to 10,000,000 shares of the Company’s common stock to the public at a price of $10 per share, plus up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share, and the Company commenced the Public Offering on such date. A post-effective amendment of the Registration Statement was declared effective on June 27, 2005.

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

As of June 30, 2005, an aggregate of 782,957 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $7,825,029. The Company’s application of such gross offering proceeds through June 30, 2005 was as follows:
Description of Use of Offering Proceeds	Amount of Proceeds so Utilized

Selling Commissions paid to broker/ dealers not affiliated with D.H. Hill Securities, LLP	$447,979

Selling Discounts	$17,369

Dealer Manager Fee paid to D.H. Hill Securities, LLP	$190,509

Offering expense reimbursements paid to the Management Company	$193,469

Acquisition Fees paid to the Management Company	$154,775

Repayment of Lines of Credit	$4,050,000

Used for Working Capital	$2,770,928

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting June 3, 2005 at the Radisson Hotel, 10655 Katy Freeway, Houston, Texas 77024. The annual meeting was to elect all of the members of the Company’s board of trustees to serve until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

At the meeting the shareholders elected Allen R. Hartman, Terry L. Henderson, Sam Hathorn, Jack L. Mahaffey, Chris A. Minton and Chand Vyas to our board of trustees. There were no other trustees whose term of office continued after the meeting. The shareholders elected each individual nominee as follows:

Name	Votes for	Votes Against	Votes Withheld

Allen R. Hartman	4,529,430	0	7,000
Terry L. Henderson	4,529,430	0	7,000
Sam Hathorn	4,529,430	0	7,000
Jack L. Mahaffey	4,529,430	0	7,000
Chris A. Minton	4,529,430	0	7,000
Chand Vyas	4,491,372	0	45,058

Item 5. Other Information

None.

Item 6. Exhibits

Please refer to the Index to Exhibits attached to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hartman Commercial Properties REIT (Registrant)

Date: August 15, 2005	By:	/s/ Terry L. Henderson
Terry L. Henderson Chief Financial Officer (Authorized officer of the registrant and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
4.1
Form of Subscription Agreement for Public Offering. (Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 the Company’s Registration Statement No. 333-111674 on Form S-11, filed on June 17, 2005.)

10.13
Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders), finalized June 2, 2005 to be effective as of March 11, 2005. (Incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 the Company’s Registration Statement No. 333-111674 on Form S-11, filed on June 17, 2005.)

10.14
Form of Revolving Credit Note under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP. and KeyBank National Association (together with other participating lenders). (Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 the Company’s Registration Statement No. 333-111674 on Form S-11, filed on June 17, 2005.)

10.15
Guaranty under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders). (Incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 the Company’s Registration Statement No. 333-111674 on Form S-11, filed on June 17, 2005.)

10.16
Form of Negative Pledge Agreement under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders). (Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 the Company’s Registration Statement No. 333-111674 on Form S-11, filed on June 17, 2005.)

10.17
Form of Collateral Assignment of Partnership Interests under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders). (Incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 the Company’s Registration Statement No. 333-111674 on Form S-11, filed on June 17, 2005.)

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

*Filed herewith.