Form 10-Q
period 2005-09-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2005-11-15
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

⊠  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes ☐                    No ⊠

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ⊠

The number of the registrant’s Common Shares of Beneficial Interest outstanding at October 31, 2005 was 8,291,838.

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004.	3
	Consolidated Statements of Income for the Three Months Ended and Nine Months Ended September 30, 2005 and 2004 (unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2005 (unaudited) and for the Year Ended December 31, 2004	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)

Assets

Real estate
Land	$30,750,645	$28,446,210
Buildings and improvements	125,266,042	113,551,420
	156,016,687	141,997,630
Less accumulated depreciation	(18,637,322)	(15,450,416)
Real estate, net	137,379,365	126,547,214

Cash and cash equivalents	1,566,355	631,978

Escrows and acquisition deposits	4,612,768	4,978,362

Note receivable	639,104	655,035

Receivables
Accounts receivable, net of allowance for doubtful
accounts of $498,475 and $342,690 as of September 30, 2005
and December 31, 2004, respectively	892,327	1,008,621
Accrued rent receivable	2,823,313	2,594,933
Due from affiliates	3,110,627	3,300,202

Receivables, net	6,826,267	6,903,756

Deferred costs, net	3,796,493	2,797,294

Prepaid expenses and other assets	272,851	103,301

Total assets	$155,093,203	$142,616,940

See notes to consolidated financial statements.

	September 30, 2005	December 31, 2004
	(Unaudited)

Liabilities, Minority Interests and Shareholders’ Equity

Liabilities
Notes payable	$63,520,797	$57,226,111
Accounts payable and accrued expenses	2,996,142	3,354,610
Due to affiliates	168,692	675,861
Tenants’ security deposits	1,278,777	1,066,147
Prepaid rent	373,844	254,765
Offering proceeds escrowed	1,485,192	1,471,696
Dividends payable	1,412,087	1,230,281
Other liabilities	1,026,914	1,019,363

Total liabilities	72,262,445	66,298,834

Minority interests of unit holders in Operating Partnership;
5,808,337 units at September 30, 2005
and December 31, 2004	35,077,864	36,489,114

Commitments and contingencies	-	-

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at September 30, 2005 and December 31, 2004	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 8,137,746 and 7,010,146 issued and
outstanding at September 30, 2005 and December 31, 2004	8,138	7,010
Additional paid-in capital	55,415,884	45,527,152
Accumulated deficit	(7,671,128)	(5,705,170)

Total shareholders’ equity	47,752,894	39,828,992

Total liabilities and shareholders’ equity	$155,093,203	$142,616,940

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues
Rental income	$4,967,156	$4,674,623	$14,785,885	$13,671,538
Tenants’ reimbursements	1,055,734	1,166,462	3,603,535	3,448,438
Interest and other income	181,739	81,771	398,258	385,048

Total revenues	6,204,629	5,922,856	18,787,678	17,505,024

Expenses
Operation and maintenance	943,609	673,201	2,491,107	2,111,374
Interest expense	970,109	801,090	2,651,906	1,950,935
Real estate taxes	826,638	639,274	2,391,661	1,976,980
Insurance	110,516	111,994	331,973	350,813
Electricity, water and gas utilities	251,379	222,045	724,574	601,966
Management and partnership
management fees to an affiliate	323,517	329,743	1,052,679	999,688
General and administrative	334,824	276,085	955,665	925,624
Depreciation	1,109,772	1,015,710	3,186,910	2,933,419
Amortization	353,868	305,879	1,089,696	904,581
Bad debt expense	86,225	54,075	155,785	78,950

Total operating expenses	5,310,457	4,429,096	15,031,956	12,834,330

Income before minority interests	894,172	1,493,760	3,755,722	4,670,694

Minority interests in Operating Partnership	(382,662)	(696,464)	(1,669,492)	(2,177,759)

Net income	$511,510	$797,296	$2,086,230	$2,492,935

Net income per common share	$0.064	$0.114	$0.273	$0.356

Weighted-average shares outstanding	8,014,097	7,010,146	7,645,483	7,010,146

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2003	7,010,146	$7,010	$45,527,152	$(4,218,178)	$41,315,984

Net income	-	-	-	3,423,619	3,423,619

Dividends	-	-	-	(4,910,611)	(4,910,611)

Balance, December 31, 2004	7,010,146	7,010	45,527,152	(5,705,170)	39,828,992

Issuance of common stock for
cash, net of offering costs	1,127,600	1,128	9,888,732	-	9,889,860

Net income	-	-	-	2,086,230	2,086,230

Dividends	-	-	-	(4,052,188)	(4,052,188)

Balance, September 30, 2005	8,137,746	$8,138	$55,415,884	$(7,671,128)	$47,752,894

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,086,230	$2,492,935
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation	3,186,910	2,933,419
Amortization	1,089,696	904,581
Minority interests in Operating Partnership	1,669,492	2,177,759
Equity in income of real estate partnership	(4,805)	(208,929)
Bad debt expense	155,785	78,950
Changes in operating assets and liabilities:
Escrows and acquisition deposits	365,594	134,359
Receivables	(267,871)	(831,205)
Due from affiliates	(317,594)	71,059
Deferred costs	(1,760,705)	(650,199)
Prepaid expenses and other assets	(101,875)	273,337
Accounts payable and accrued expenses	(358,468)	(658,509)
Tenants’ security deposits	212,630	5,888
Prepaid rent	119,079	(75,175)

Net cash provided by
operating activities	6,074,098	6,648,270

Cash flows used in investing activities:
Additions to real estate	(14,019,057)	(10,052,561)
Investment in real estate partnership	—	(9,033,561)
Distributions received from real estate partnership	9,743	9,233,555
Repayment of note receivable	15,931	15,416

Net cash used in investing activities	(13,993,383)	(9,837,151)

Cash flows from financing activities:
Dividends paid	(3,870,382)	(3,680,331)
Distributions paid to OP unit holders	(3,073,191)	(3,049,380)
Proceeds from issuance of common shares	9,889,860	—
Proceeds from stock offering escrowed	13,496	—
Proceeds from notes payable	30,775,322	19,013,180
Repayments of notes payable	(24,553,249)	(9,134,873)
Payments of loan origination costs	(328,194)	(42,163)

Net cash provided by
financing activities	8,853,662	3,106,433

Net increase in cash and cash equivalents	934,377	(82,448)

Cash and cash equivalents at beginning of period	631,978	578,687

Cash and cash equivalents at end of period	$1,566,355	$496,239

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 1 -	Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2004 are derived from the audited consolidated financial statements at that date. The unaudited financial statements at September 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) and its subsidiary as of September 30, 2005 and results of operations for the three month and nine month periods ended September 30, 2005 and cash flows for the nine month period ended September 30, 2005. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Annual Report on Form 10-K.

Description of business and nature of operations

HCP was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing retail, office/warehouse and office properties. In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (see Note 9). Hartman, HCP’s Chairman of the Board of Trustees, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years. HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. HCP and the Operating Partnership are collectively referred to herein as the “Company.” HCP currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations. As of September 30, 2005 and December 31, 2004, respectively, the Company owned and operated 36 and 34 retail, office/warehouse and office properties in and around Houston, Dallas and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership. As of September 30, 2005 and December 31, 2004, HCP owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 1 -	Summary of Significant Accounting Policies (Continued)

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 2005 and December 31, 2004 consist of demand deposits at commercial banks and money market funds.

Due from affiliates

Due from affiliates include amounts owed to the Company from Hartman-operated limited partnerships and other entities.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of September 30, 2005 and December 31, 2004.

Deferred costs

Deferred costs consist primarily of leasing commissions paid to the Management Company and deferred financing costs. Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements. Deferred financing costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

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

Recent Accounting Pronouncement

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 2 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 1 -	Summary of Significant Accounting Policies (Continued)

Concentration of risk

Substantially all of the Company’s revenues are obtained from retail, office/warehouse and office locations in the Houston, Dallas and San Antonio, Texas metropolitan areas.

The Company maintains cash accounts in major financial institutions in the United States. The terms of these deposits are on demand to minimize risk. The balances of these accounts regularly exceed the federally insured limits, although no losses have been incurred in connection with such cash balances.

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

During the third quarter of 2005, the Company acquired from an unrelated party one multi-tenant office building comprising approximately 125,874 square feet of GLA. The property was acquired for cash in the amount of approximately $7,980,000.

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

September 30, 2005

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

At September 30, 2005 and December 31, 2004, the Company owned and operated 36 and 34 commercial properties in the Houston, Dallas and San Antonio, Texas areas comprising approximately 2,867,000 and 2,635,000 square feet of GLA, respectively.

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

The Company’s equity in income (loss) of the partnership of $(1,880) and $8,935 for the three months ended September 30, 2005 and 2004, respectively, and $4,805 and $209,929 for the nine months ended September 30, 2005 and 2004, respectively, is included in other income on the consolidated statement of income. The Company’s remaining investment in the partnership of $4,805 as of September 30, 2005 is included in other assets on the consolidated balance sheet.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

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

Note 5 -	Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	September 30, 2005	December 31, 2004

Mortgages and other notes payable	$40,173,090	$40,526,111
Revolving loan secured by properties	23,275,094	16,700,000
Insurance premium finance note	72,613	-

Total	$63,520,797	$57,226,111

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and having a maturity date of January 1, 2006. The loan bears interest at 2.5% over a LIBOR rate (6.20% and 4.79% at September 30, 2005 and December 31, 2004, respectively) computed on the basis of a 360 day year and has a two-year extension option. Interest only payments are due monthly for the first 30 month period after the origination date, after which the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity. Loan costs of $1,271,043 were capitalized and financed from the proceeds of the refinancing. The security documents related to the mortgage loan contain a covenant that requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary of the Company, to maintain adequate capital in light of its contemplated business operations. This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company could, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement terminated in June, 2005 and provided for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan was secured by then owned and otherwise unencumbered properties and could also be secured by properties acquired with the proceeds drawn from the facility. The Company was required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan. The loan could be prepaid at any time without penalty. The Company paid off and closed this credit facility during June 2005.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 5 -	Debt (Continued)

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property. The balance at September 30, 2005 was $5,733,090. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

The Company financed its comprehensive insurance premium with a note in the amount of $338,901 payable in nine equal monthly installments of $37,656, which includes interest at 4.12%. The note is secured by unearned insurance premiums and will be paid in full in November 2005.

On June 2, 2005, the Company finalized a new revolving credit facility with a consortium of banks. The facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a new wholly-owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. Presently there are 17 properties owned by HROP III.

The current limit of the credit facility is $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The Company entered into this credit facility to refinance the $25,000,000 loan described above, to finance property acquisitions and for general corporate purposes.
As of September 30, 2005 the balance outstanding under the facility was $23,275,094 and the availability to draw was $22,829,207.

Outstanding amounts under the credit facility accrue interest computed on the basis of a 360 day year, at the Company’s option, at either the LIBOR Rate or the Alternative Base Rate, plus the applicable margin as determined from the following table:

Total Leverage Ratio	LIBOR Margin	Alternative Base Rate Margin

Less than 60% but greater than or equal to 50%	2.40%	1.15%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.00%

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus .5%. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. The effective interest rate as of September 30, 2005 was 5.43% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR Rate pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 5 -	Debt (Continued)

As of September 30, 2005, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended September 30,

2006	$34,975,062
2007	5,270,641
2008	23,275,094

$63,520,797

The Company is subject to certain financial and non-financial covenants related to the above-mentioned credit facilities. At September 30, 2005 and December 31, 2004, the Company was in compliance with the covenants.

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $970,109 and $801,090 for the three months ended September 30, 2005 and 2004, respectively, and $2,651,906 and $2,015,785 for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic and diluted earnings per share
Weighted average common
shares outstanding	8,014,097	7,010,146	7,645,483	7,010,146

Basic and diluted earnings per share	$0.064	$0.114	$0.273	$0.356

Net income	$511,510	$797,296	$2,086,230	$2,492,935

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 7 -	Federal Income Taxes

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

In January 1999, the Company entered into a property management agreement with the Management Company. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined. After September 1, 2004, the Company pays the Management Company management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area. The Company expects these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of office buildings and approximately 5% of Gross Revenues for the management of retail and office/industrial properties. Effective September 1, 2004, the Company entered into an advisory agreement with the Management Company which provides that the Company pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services. The Company incurred total management, partnership and asset management fees of $323,517 and $329,743 for the three months ended September 30, 2005 and 2004, respectively, and $1,052,679 and $999,688 for the nine months ended September 30, 2005 and 2004, respectively. Such fees in the amounts of $98,875 and $54,331 were payable to the Management Company at September 30, 2005 and December 31, 2004, respectively.

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

September 30, 2005

Note 8 -	Related-Party Transactions (Continued)

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company. At September 30, 2005 and December 31, 2004, $35,973 and $188,772, respectively, were payable to the Management Company related to these reimbursable costs.

In consideration of leasing the properties, the Company also pays the Management Company leasing commissions for leases originated by the Management Company and for expansions and renewals of existing leases. The Company incurred total leasing commissions to the Management Company of $325,610 and $218,657 for the three months ended September 30, 2005 and 2004, respectively, and $1,350,410 and $713,586 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, $33,844 and $232,343, respectively, were payable to the Management Company relating to leasing commissions. The aggregate fees and reimbursements payable to the Management Company under the new agreements effective September 1, 2004 were not significantly different from those that would have been payable under the previous agreement.

In connection with the Public Offering described in Note 9, the Company reimburses the Management Company up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by the Management Company on behalf of the Company. The Company incurred total reimbursable organization and offering expenses to the Management Company of $87,167 for the three months ended September 30, 2005, and $280,636 for the nine months ended September 30, 2005. At September 30, 2005 and December 31, 2004, $37,129 and $-0-, respectively, were payable to the Management Company relating to reimbursable organization and offering expenses.

Also in connection with the Public Offering described in Note 9, the Management Company receives an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for the Company. The Company will capitalize this acquisition fee and allocate it to the purchase price of properties acquired with offering proceeds. The Company incurred total acquisition fees to the Management Company of $69,733 for the three months ended September 30, 2005, and $224,508 for the nine months ended September 30, 2005. At September 30, 2005 and December 31, 2004, $29,703 and $-0-, respectively, were payable to the Management Company relating to acquisition fees.

The Management Company paid $18,135 and $26,856 to the Company for office space during the three months ended September 30, 2005 and 2004, respectively, and $60,626 and $79,968 for the nine months ended September 30, 2005 and 2004, respectively. Such amounts are included in rental income in the consolidated statements of income.

In conjunction with the acquisition of certain properties, the Company assumed liabilities payable to the Management Company. At September 30, 2005 and December 31, 2004, $-0- and $200,415, respectively, was payable to the Management Company related to these liabilities.

HCP’s day-to-day operations are strategically directed by the Board of Trustees and implemented through the Management Company. HCP owns all of its real estate properties through the Operating Partnership. Hartman is HCP’s Board Chairman and sole owner of the Management Company and Terry L. Henderson, a trustee and Chief Financial Officer of HCP, also serves as Chief Financial Officer of the Management Company. Hartman was owed $47,435 and $47,386 in dividends payable on his common shares at September 30, 2005 and December 31, 2004, respectively. Hartman owned 3.3% and 3.9% of the issued and outstanding common shares of the Company as of September 30, 2005 and December 31, 2004, respectively.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 8 -	Related-Party Transactions (Continued)

Effective January 2002, Houston R.E. Income Properties XIV, L.P. (“Houston R.E. XIV”) contributed five properties to the Operating Partnership in exchange for OP Units. Houston R.E. XIV continued to own two additional properties, one of which was contributed to the Operating Partnership in October 2002 in exchange for OP Units. All of these properties secured a single loan, which was repaid by the Company in December 2002. Houston R.E. XIV agreed to pay the Company the portion of the loan repaid by the Company that was attributable to the last property held by Houston R.E. XIV. As of September 30, 2005 and December 31, 2004, Houston R.E. XIV owed the Company $3,618,617 and $3,474,616, respectively. The loan is secured by the property, accrues interest at a rate of 2.5% over LIBOR and is payable upon demand. An affiliate of Mr. Hartman is the general partner of Houston R.E. XIV.

Hartman Management, L.P. owed the Company $-0- and $130,863 as of September 30, 2005 and December 31, 2004, respectively, as a result of various transactions undertaken in the normal course of business. All of these transactions arose prior to 2000 between Hartman Management, L.P. and the Company or its predecessor entities. The balance owing at December 31, 2004 was paid in full in January 2005.

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

Prior to June 2004, the Charter and Bylaws of HCP authorized HCP to issue up to 100,000,000 common shares at $0.001 par value per share, and 10,000,000 Preferred Shares at $0.001 par value per share. HCP commenced a private offering (the “Private Offering”) in May 1999 to sell 2,500,000 common shares, par value $.001 per share, at a price of $10 per common share for a total Private Offering of $25,000,000. HCP intended that the Private Offering be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The common shares are “restricted securities” and are not transferable unless they subsequently are registered under the 1933 Act and applicable state securities laws or an exemption from such registration is available. The Private Offering was directed solely to “accredited investors” as such term is defined in Regulation D. Pursuant to the Private Offering, HCP sold for cash or issued in exchange for property or OP Units, 4,907,107 (7,010,146 after the reorganization) shares as of September 30, 2005 and December 31, 2004. HCP conducts substantially all of its operations through the Operating Partnership. All net proceeds of the Private Offering were contributed by HCP to the Operating Partnership in exchange for OP Units. The Operating Partnership used the proceeds to acquire additional commercial properties and for general working capital purposes. HCP received one OP Unit for each $10 contributed to the Operating Partnership. OP Units were valued at $10 per unit because they are convertible on a one-for-one basis to common shares, which were being sold in the Private Offering for $10 per common share.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 9 -	Shareholders’ Equity (Continued)

On September 15, 2004, HCP’s Registration Statement on Form S-11, with respect to a public offering (the “Public Offering”) of up to 10,000,000 common shares of beneficial interest to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to HCP’s dividend reinvestment plan to be offered at a price of $9.50 per share. Post-Effective Amendment No. 1 to the Registration Statement was declared effective by the SEC on June 27, 2005. The shares are offered to investors on a best efforts basis.

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

As of September 30, 2005, 1,127,600 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $11,264,972. An additional 154,092 shares, with gross offering proceeds of $1,538,319, were issued on October 1, 2005 related to subscriptions received and accepted in September 2005.

All net proceeds of the Public Offering are contributed by HCP to the Operating Partnership in exchange for OP Units. The Operating Partnership uses the proceeds to acquire additional properties and for general working capital purposes. In accordance with the Operating Partnership’s Agreement of Limited Partnership, in exchange for the contribution of net proceeds from sales of stock, HCP receives an equivalent number of HROP Units as shares of stock that are sold.

At September 30, 2005 and December 31, 2004, Hartman and the Board of Trustees collectively owned 6.52% and 8.22%, respectively, of HCP’s outstanding shares.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. In connection with the reorganization discussed above, OP Unit holders received 1.42857 OP Units for each OP Unit previously held. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of September 30, 2005 and December 31, 2004, after giving effect to the recapitalization, there were 13,569,047 and 12,456,995 OP Units outstanding, respectively. HCP owned 7,760,710 and 6,648,658 Units as of September 30, 2005 and December 31, 2004, respectively. HCP’s weighted-average share ownership in the Operating Partnership was approximately 56.80% and 53.37% during the three months ended September 30, 2005 and 2004, respectively, and 55.59% and 53.37% for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, Hartman and the Board of Trustees collectively owned 8.34% and 9.50% of the Operating Partnership’s outstanding units.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 9 -	Shareholders’ Equity (Continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units declared with respect to the nine months ended September 30, 2005 and the year ended December 31, 2004:

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/04	$408,762
0.0583	5/15/04	408,762
0.0584	6/15/04	409,253
0.0583	7/15/04	408,762
0.0583	8/15/04	408,762
0.0584	9/15/04	409,253
0.0583	10/15/04	408,692
0.0583	11/15/04	408,692
0.0584	12/15/04	409,392
0.0583	1/15/05	408,692
0.0583	2/15/05	408,692
0.0589	3/15/05	412,897
0.0589	4/15/05	412,931
0.0589	5/15/05	429,416
0.0590	6/15/05	439,453
0.0589	7/15/05	445,621
0.0589	8/15/05	452,396
0.0590	9/15/05	460,284
0.0589	10/15/05	467,260
0.0589	11/15/05	470,627
0.0590	12/15/05	481,028

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

$0.0583	4/15/04	$726,368
0.0583	5/15/04	726,368
0.0584	6/15/04	727,240
0.0583	7/15/04	726,368
0.0583	8/15/04	726,368
0.0584	9/15/04	727,240
0.0583	10/15/04	726,243
0.0583	11/15/04	726,243
0.0584	12/15/04	727,488
0.0583	1/15/05	726,243
0.0583	2/15/05	726,243
0.0589	3/15/05	733,717
0.0589	4/15/05	733,748
0.0589	5/15/05	748,498
0.0590	6/15/05	758,154
0.0589	7/15/05	762,996
0.0589	8/15/05	768,976
0.0590	9/15/05	776,345
0.0589	10/15/05	782,136
0.0589	11/15/05	785,388
0.0590	12/15/05	794,998

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 10 -	Commitments and Contingencies

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

It was the Company’s intention in previous reporting periods to evaluate operating performance by segments so that management could address issues and needs. That discipline was never enforced and management has yet to utilize the information provided under Segment Information to make any operating or financial decisions. Resources such as property managers, leasing managers and agents are not allocated in such a way to emphasize maximum profitability by segment, and no specialized skills or technologies were applied and implemented in each of these segments. There is no difference in managing a retail center from an office/warehouse. The Company manages the business on an aggregate basis, looking at property level profitability, but no property is individually so significant as to be a separate segment under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," and the Company does not manage the business on the basis of property types.

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

Overview

We own 36 commercial properties, consisting of 19 retail centers, 12 office/warehouse properties and five office buildings. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. As of September 30, 2005, we had 685 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 2.33% of our total revenues for the three months ended September 30, 2005. Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

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

Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations. As of September 30, 2005 and December 31, 2004, we owned a majority of the partnership interests in the Operating Partnership. Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2005 and December 31, 2004.

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

Liquidity and Capital Resources

General. During the year ended December 31, 2004 and the nine-month period ended September 30, 2005, our properties generated sufficient cash flow to cover our operating expenses and to allow us to pay quarterly dividends, which are paid in three monthly installments after the end of each quarter. We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space. We anticipate that cash flows from operating activities and our borrowing capacity will continue to provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT. We also believe that our properties are adequately covered by insurance.

Public Offering. As reflected in Note 9 to the financial statements, on September 15, 2004, our Registration Statement on Form S-11 with respect to our ongoing, best efforts public offering of up to 10,000,000 common shares of beneficial interest at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. Post-Effective Amendment No. 1 to the Registration Statement was declared effective by the SEC on June 27, 2005. The shares are offered to investors on a best efforts basis. As of September 30, 2005, 1,127,600 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $11,264,972. For a more detailed discussion of the results of the Public Offering through September 30, 2005 and our application of the offering proceeds through such date, see Part II, Item 2 of this report.

Cash and Cash Equivalents. We had cash and cash equivalents of $1,566,355 on September 30, 2005 as compared to $631,978 on December 31, 2004. The increase was principally due to the temporary investment of proceeds from sales of common shares pursuant to the Public Offering prior to utilizing such proceeds for either buying properties, improving properties, reducing debt or supplying working capital. We generally do not maintain large cash balances, but rather utilize cash on hand for one of the foregoing purposes or for making distributions to shareholders. We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Credit Facilities. In December 2002, we refinanced most of our debt with a new credit facility from GMAC Commercial Mortgage Corporation. The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties. We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place. We may prepay the loan after July 1, 2005 without penalty. As of September 30, 2005, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility. During the initial term of the note, indebtedness under the credit facility will bear interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly. The interest rate was 6.20% as of September 30, 2005. We are not required to make any principal payments prior to the loan’s maturity. The credit facility will mature on January 1, 2006, though we have the option, subject to certain conditions, of extending the facility for an additional two-year period. In no event shall the interest rate be lower than 3.82% during the initial term or lower than 4.32% during the extension term.

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

On June 30, 2003, the Operating Partnership entered into a $25,000,000 loan agreement with Union Planter’s Bank, N.A. pursuant to which the Operating Partnership may, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement matured in June, 2005 and provided for interest-only payments at a rate, adjusted monthly, of either (at the Operating Partnership’s option) 30-day LIBOR plus 225 basis points, or Union Planter’s Bank, N.A.’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan was secured by certain properties directly owned by the Operating Partnership and all improvements, equipment, fixtures, building materials, consumer goods, furnishings, inventory and articles of personal property related thereto, together with all water rights, timber crops and mineral interests pertaining to the properties, all deposits, bank accounts, instruments arising by virtue of transactions related to the acquired properties, all proceeds from insurance, takings or litigation arising out of the properties and all leases, rents, royalties and profits or other benefits of the properties. The facility was totally paid off and terminated during June, 2005.

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property. The balance at September 30, 2005 was $5,733,090. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

On June 2, 2005, the Operating Partnership finalized a new revolving line of credit facility with a consortium of banks led by KeyBank National Association (“KeyBank”). The credit facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a new wholly-owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the credit facility. Presently there are 17 properties owned by HROP III.

The current limit of the credit facility is $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The purpose of the credit facility was to refinance the Operating Partnership’s previous loan with Regions Bank (formerly Union Planter’s Bank, N.A.), to finance property acquisitions and for general corporate purposes. Simultaneously with the finalization of the new credit facility, the Operating Partnership drew $18,975,094, of which $18,650,000 was used to pay off the principal balance owing under the Regions Bank loan. Based upon the required ratios explained below, the remaining availability under the facility as of September 30, 2005 was $22,829,207.

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

The Alternative Base Rate equals a floating rate equal to the higher of KeyBank’s Base Rate or Federal Funds Rate plus .5%. Interest will be due monthly in arrears, computed on the actual number of days elapsed over a 360-day year. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. In the event of default, interest will be calculated as above plus 2%. The effective interest rate as of September 30, 2005 was 5.43% per annum.

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

  The properties must be free of all liens, unless otherwise permitted.

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

At September 30, 2005 and December 31, 2004, the Company was in compliance with the covenants of its various borrowing facilities.

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

Total Contractual Cash Obligations. A summary of our contractual cash obligations, as of September 30, 2005 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Long-Term Debt Obligations	$63,520,797	$34,975,062	$28,545,735	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$63,520,797	$34,975,062	$28,545,735	—	—

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

During the third quarter of 2005, the Company acquired from an unrelated party one multi-tenant office building comprising approximately 125,874 square feet of GLA. The property was acquired for cash in the amount of approximately $7,980,000.

Common Share Dividends. We declared the following dividends to our shareholders with respect to 2004 and 2005, payable in three monthly installments after the end of each respective quarter:

Month Paid or Payable	Total Amount of Dividends Paid or Payable	Dividends Per Share
April 2004	$408,762	$0.0583
May 2004	408,762	0.0583
June 2004	409,253	0.0584
July 2004	408,762	0.0583
August 2004	408,762	0.0583
September 2004	409,253	0.0584
October 2004	408,692	0.0583
November 2004	408,692	0.0583
December 2004	409,392	0.0584
January 2005	408,692	0.0583
February 2005	408,692	0.0583
March 2005	412,897	0.0589
April 2005	412,931	0.0589
May 2005	429,416	0.0589
June 2005	439,453	0.0590
July 2005	445,621	0.0589
August 2005	452,396	0.0589
September 2005	460,284	0.0590
October 2005	467,260	0.0589
November 2005	470,626	0.0589
December 2005	481,028	0.0590
Average Per Quarter		$0.1758 =====

The following sets forth the tax status of the amounts we distributed to shareholders during the years 2000 through 2004:

Tax Status	2004	2003	2002	2001	2000
Ordinary income	67.7%	24.8%	85.1%	70.5%	75.9%
Return of capital	32.3%	75.2%	14.9%	29.5%	24.1%
Capital gain	-	-	-	-	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including HCP, with respect to 2004 and 2005, payable in three monthly installments after the end of each respective quarter:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Share
April 2004	$726,368	$0.0583
May 2004	726,368	0.0583
June 2004	727,240	0.0584
July 2004	726,368	0.0583
August 2004	726,368	0.0583
September 2004	727,240	0.0584
October 2004	726,243	0.0583
November 2004	726,243	0.0583
December 2004	727,488	0.0584
January 2005	726,243	0.0583
February 2005	726,243	0.0583
March 2005	733,717	0.0589
April 2005	733,748	0.0589
May 2005	748,498	0.0589
June 2005	758,154	0.0590
July 2005	762,996	0.0589
August 2005	768,976	0.0589
September 2005	776,345	0.0590
October 2005	782,136	0.0589
November 2005	785,388	0.0589
December 2005	794,998	0.0590
Average Per Quarter		$0.1758 =====

Results of Operations

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

General.

The following table provides a general comparison of our results of operations for the quarters ended September 30, 2004 and September 30, 2005:

	September 30, 2004	September 30, 2005
Number of properties owned and operated	34	36
Aggregate gross leasable area (sq. ft.)	2,635,000	2,867,000
Occupancy rate	87%	85%
Total revenues	$5,922,856	$6,204,629
Total operating expenses	$4,429,096	$5,310,457
Income before minority interests	$1,493,760	$894,172
Minority interests in the Operating Partnership	$(696,464)	$(382,662)
Net income	$797,296	$511,510

Revenues.

We had rental income, tenant reimbursements of $6,022,890 for the three months ended September 30, 2005, as compared to $5,841,085 for the three months ended September 30, 2004, an increase of $181,805, or 3%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during the third quarter of 2005 as compared to the third quarter of 2004 was due primarily to revenue from additional properties we acquired in March and August 2005. Our occupancy rate at September 30, 2005 was 85%, as compared to 87% at September 30, 2004 and our average annualized revenue was $8.82 per square foot in the third quarter of 2005, as compared to an average annualized revenue of $9.24 per square foot in the third quarter of 2004.

We had interest and other income of $181,739 for the three months ended September 30, 2005, as compared to $81,771 for the three months ended September 30, 2004, an increase of $99,968 or 122%. We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments. The increase in interest and other income during the third quarter of 2005 as compared to 2004 resulted from increases in interest accrued on advances to an affiliate and proceeds received from a favorable settlement.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $5,310,457 for the three months ended September 30, 2005, as compared to $4,429,096 for the three months ended September 30, 2004, an increase of $881,361, or 20%. We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations. However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties. General and administrative expenses were approximately 5% of total revenues for the third quarter of 2005 and the third quarter of 2004.

The increase in our operating expenses during the third quarter of 2005 was a result of increased maintenance ($270,408), interest expense, real estate taxes ($187,364), depreciation and amortization expense ($142,051), and increases in other expenses ($112,519).

Our interest expense increased by $169,019, or 21%, in the third quarter of 2005 as compared to the third quarter of 2004. Our average outstanding debt increased from $52,131,815 in the third quarter of 2004 to $60,588,693 in the third quarter of 2005, and the average interest rate associated with this debt increased from 4.46% in the third quarter of 2004 to 6.18% in the third quarter of 2005.

Net Income.

Income provided by operating activities before minority interests was $894,172 for the quarter ended September 30, 2005, as compared to $1,493,760 for the quarter ended September 30, 2004, a decrease of $599,588, or 40%. Net income for the quarter ended September 30, 2005 was $511,510, as compared to $797,296 for the quarter ended September 30, 2004, a decrease of $285,786, or 36%. The decreases are a net result of the changes discussed above.

Nine Months Ended September 30, 2005 Compared to Nine Months September 30, 2004

General.

The following table provides a general comparison of our results of operations for the nine months ended September 30, 2004 and September 30, 2005:

	September 30, 2004	September 30, 2005
Number of properties owned and operated	34		36
Aggregate gross leasable area (sq. ft.)	2,635,000		2,867,000
Occupancy rate	87%		85%
Total revenues	$17,505,024		$18,787,678
Total operating expenses	$12,834,330		$15,031,956
Income before minority interests	$4,670,694		$3,755,722
Minority interests in the Operating Partnership	$(2,177,759)	$	(1,669,492)
Net income	$2,492,935		$2,086,230

Revenues.

We had rental income and tenant reimbursements of $18,389,420 for the nine months ended September 30, 2005, as compared to $17,119,976 for the nine months ended September 30, 2004, an increase of $1,269,444, or 7%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due to revenue from additional properties we acquired in March and August 2005 and an increase in the amount of rent charged at some locations. Our occupancy rate at September 30, 2005 was 85% as compared to the occupancy rate of 87% at September 30, 2004, and our average annualized revenue was $9.15 per square foot for the nine months ended September 30, 2005, as compared to an average annualized revenue of $9.00 per square foot for the nine months ended September 30, 2004.

We had interest and other income of $398,258 for the nine months ended September 30, 2005, as compared to $385,048 for the nine months ended September 30, 2004, an increase of $13,210 or 3%. We hold all revenues and proceeds we receive from offerings in money market accounts and other short-term, highly liquid investments. The increase in interest and other income during the third quarter of 2005 as compared to 2004 resulted primarily from increase in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total operating expenses, including interest expense and depreciation and amortization expense, were $15,031,956 for the nine months ended September 30, 2005, as compared to $12,834,330 for the nine months ended September 30, 2004, an increase of $2,197,626, or 17%. We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations. However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties. General and administrative expenses were approximately 5% of total revenues for the nine months ended September 30, 2005 and September 30, 2004.

The increase in our operating expenses during the nine months ended September 30, 2005 was a result of increased maintenance ($379,733), interest expense, real estate taxes ($414,681) and depreciation and amortization expenses ($438,606).

Our interest expense increased by $700,971, or 36%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Our average outstanding debt increased from $52,515,528 for the nine months ended September 30, 2004 compared to $60,373,396 for the nine months ended September 30, 2005, and the average interest rate associated with this debt increased from 4.38% for the nine months ended September 30, 2004 to 5.74% for the nine months ended September 30, 2005.

Net Income.

Income before minority interests was $3,755,722 for the nine months ended September 30, 2005, as compared to $4,670,694 for the nine months ended September 30, 2004, a decrease of $914,972, or 20%. Net income for the nine months ended September 30, 2005 was $2,086,230 as compared to $2,492,935 for the nine months ended September 30, 2004, a decrease of $406,705, or 16%. The decreases are a net result of the changes discussed above.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of September 30, 2005 and December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. We will be exposed to changes in interest rates as a result of our credit facilities that have floating interest rates. As of September 30, 2005, we had $57,715,094 of indebtedness outstanding under these facilities. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $577,151 annually.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005. No change in our internal control over financial reporting occurred during the three-month period ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Registration Statement on Form S-11 (SEC File No. 333-111674) was declared effective by the SEC on September 15, 2004 with respect to the ongoing Public Offering described in Note 9 to the Financial Statements included in Item 1 of this Report, of up to 10,000,000 shares of the Company’s common stock to the public at a price of $10 per share, plus up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share, and the Company commenced the Public Offering on such date. Post-Effective Amendment No. 1 to the Registration Statement was declared effective by the SEC on June 27, 2005. The dealer manager of the offering is D.H. Hill Securities, LLP.

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

As of September 30, 2005, an aggregate of 1,127,600 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $11,264,972. The Company’s application of such gross offering proceeds through September 30, 2005 was as follows:

Description of Use of Offering Proceeds	Amount of Proceeds so Utilized

Selling Commissions paid to broker/dealers not affiliated with D.H. Hill Securities, LLP	$671,298

Selling Discounts	$17,597

Dealer Manager Fee paid to D.H. Hill Securities, LLP	$274,676

Offering expense reimbursements paid to the Management Company	$277,636

Acquisition Fees paid to the Management Company	$222,109

Subtotal	$1,463,316

Net Offering Proceeds	$9,801,656

Repayment of Lines of Credit	$6,550,000

Used for Working Capital	$3,251,656

Although the immediate use of $6,550,000 of proceeds of the offering was the repayment of the Company’s lines of credit, subsequent purchases of real estate assets were accomplished by re-drawing on the lines of credit. Therefore, the ultimate use of $6,550,000 of offering proceeds may be regarded as being the acquisition of real estate assets.

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

Hartman Commercial Properties REIT
(Registrant)

Date: November 14, 2005	By:
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