Form 10-K
period 2005-12-31
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2006-03-31
CIK 1175535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number: 000-50256 ___________________________
Hartman Commercial Properties REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	76-0594970 (I.R.S. Employer Identification No.)

1450 West Sam Houston Parkway North, Suite 100, Houston, Texas	77043-3124
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 467-2222

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Shares of Beneficial Interest, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best or Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was $72,048,630 assuming a market value of $10 per share.

As of March 30, 2006, the Registrant had 9,346,614 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, which shall be filed no later than April 30, 2006, into Part III of this Form 10-K to the extent stated herein.

HARTMAN COMMERCIAL PROPERTIES REIT
FORM 10-K
Year Ended December 31, 2005

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of this Form 10-K and the Company’s Registration Statement on Form S-11, as amended, as previously filed with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General Development of Business

Hartman Commercial Properties REIT (the “Company”) is a Maryland real estate investment trust (“REIT”) organized in December 2003 for the purpose of merging with Hartman Commercial Properties REIT, a Texas real estate investment trust organized in August 1998. We are the surviving entity resulting from the merger, which was consummated on July 28, 2004. We have elected to be taxed as a real estate investment trust under federal income tax laws. The Company invests in and operates retail, office-warehouse, and office properties located primarily in the Houston, Dallas and San Antonio metropolitan areas, and plans to expand its investments to retail, office and office-warehouse properties located in major metropolitan cities in the United States, principally in the southern United States. The Company leases each respective property to one or more tenants.

Substantially all of our business is conducted through Hartman REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”). As of December 31, 2005 we were the owner of a 59.55% interest in the Operating Partnership, and we are the sole general partner of the Operating Partnership.

Our external advisor is Hartman Management, L.P. (the “Management Company”), a Texas limited partnership formed in 1990. The Management Company is an affiliate of the Company and is wholly owned by Allen R. Hartman, our president, chief executive officer and chairman of our board of trustees. The Management Company is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

On December 31, 2005, we owned 37 properties. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. The properties consist of retail, office-warehouse and office properties, and each is designed to meet the needs of surrounding local communities. In the aggregate, at December 31, 2005 the properties contained approximately 3,121,000 square feet of gross leasable area.

As of December 31, 2005, the properties were approximately 82.3% leased. Substantially all of our revenues consist of base rents and percentage rents received under long-term leases. For the year ended December 31, 2005, total rents and other income were $24,888,214 and percentage rents were $-0-. Approximately 67.9% of all existing leases provide for annual increases in the base rental payments with a “step up” rental clause.

Our Strategy

With the help of the Management Company, we seek to maximize shareholder returns through a balanced strategy of aggressive leasing and property management, conservative expense controls and opportunistic portfolio management, with a goal of continuously increasing both current cash available for distribution to shareholders and the value of our properties. The key elements of this strategy include:

•
Exploit Our Value-Added Acquisition Strategy. We invest in a mixture of (i) properties that we perceive are undervalued due to low occupancy, poor management, market inefficiencies and/or inadequate capitalization where we can create value through improved earnings by implementing our aggressive marketing, leasing and property management programs, and (ii) stabilized properties that are relatively well occupied and managed and provide steady current net operating income with lower growth potential.

•
Leverage Our Local Market Knowledge. We leverage our Houston market expertise and business relationships with both tenants and brokers to increase occupancy and rental rates through aggressive marketing and leasing, value-added management of and strategic improvements to our Houston properties.

•
Take Advantage of Economic Cycles. We diversify our property and tenant mixes in order to take advantage of opportunities in, and manage the risks resulting from, different economic cycles that occur among various property types.

•
Expand Into Target Markets. We seek to acquire properties in other Texas markets that we can effectively manage from our centralized Houston base and which have similar market demographics and characteristics to our Houston properties.

•
Selectively Develop Properties. We intend to selectively develop properties, principally in the retail and office-warehouse sectors, in our existing markets where land prices and economic trends indicate higher potential future returns from development than from acquisitions.

•
Recycle Capital for Greater Returns. We seek to recycle capital through opportunistic property dispositions where demographic, economic and/or growth trends with respect to a property or its sub-market indicate decreasing returns, followed by redeployment of the sale proceeds into properties having the potential for greater returns.

Recent Developments

Initial Public Offering

On September 15, 2004, our Registration Statement on Form S-11, with respect to a public offering (the “Public Offering”) of up to 10,000,000 common shares of beneficial interest to be offered at a price of $10.00 per share, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share. The shares are being offered to investors on a best efforts basis, which means that the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. Post-Effective Amendment No.1 to the Registration Statement was declared effective by the SEC on June 27, 2005 and Post-Effective Amendment No. 2 to the Registration Statement was declared effective by the SEC on March 9, 2006.

As of March 30, 2006, we had accepted subscriptions for and issued 2,336,468 shares in the Public Offering for gross offering proceeds of $23,335,291. We pay a dealer manager fee of up to 2.5% of the gross offering proceeds to D.H. Hill Securities, LLP, our dealer manager for the Public Offering, and also selling commissions of up to 7.0% of the gross offering proceeds for any sales through participating broker-dealers and the dealer manager, other than sales by employees of the Management Company sponsored by the dealer manager. Additionally, in connection with the Public Offering, we have agreed to pay the Management Company, in its capacity as our advisor (i) up to 2.5% of the gross offering proceeds as reimbursement for the Management Company’s payment of organization and offering expenses on behalf of the Company and (ii) an acquisition fee equal to 2.0% of the gross offering proceeds for its services in connection with the selection, purchase, development or construction of real property (payable upon receipt by the Company of such proceeds, rather than when a property is acquired). We accrued an aggregate of $1,888,762 in dealer manager fees, discounts and selling commissions for the subscriptions accepted through March 30, 2006, resulting in net proceeds to the Company (after the payment of such fees, discounts and commissions) of $21,446,529. Out of such net proceeds, we accrued amounts payable to the Management Company of $569,423 as a reimbursement of organization and offering expenses and $455,538 pursuant to the acquisition fee described above.

Additional subscription proceeds will be held in escrow until investors are admitted as shareholders. We close new subscriptions for shares monthly pursuant to the Public Offering. At each closing we receive proceeds from subscriptions out of escrow and use such funds to make investments and pay the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

Subscriptions were received for an aggregate of 11,840 shares from three of our independent trustees. These subscriptions were at a discounted price of $9.05 per share, reflecting the fact that selling commissions in the amount of $0.70 per share and dealer manager fees in the amount of $0.25 per share were not payable in connection with such sales. Accordingly, the net proceeds to us from such sales made net of commissions were substantially the same as the net proceeds we receive from sales of shares at the $10.00 per share offering price. The subscription price for these shares was paid through the trustees’ assignment to the Company of their right to receive accrued and unpaid trustee fees in the aggregate amount of $107,150. For a further discussion of discounted sales of shares to our trustees, see the “Plan of Distribution” section of our Registration Statement for the Public Offering.

Recent Acquisitions

On March 14, 2005, we purchased Woodlake Plaza, an office building containing approximately 106,000 rentable square feet located on an approximately 3.4963-acre tract of land in Houston, Texas. The total purchase price of Woodlake Plaza was $5.5 million, plus closing costs. We funded $3.3 million of the purchase price with borrowings under our line of credit at Union Planters Bank and used working capital to fund the balance. We negotiated the purchase price with, and acquired the property from, CSFB 1998-P1 Gessner Office Limited Partnership. CSFB 1998-P1 Gessner Office Limited Partnership is not affiliated with us, the Operating Partnership or the Management Company. Woodlake Plaza, which was built in 1975, includes among its major tenants Hibernia Corporation, Management Alliance Group and Rock Solid Images. At the time of the acquisition, aggregate annual base rent for all tenants in Woodlake Plaza was approximately $1,370,403.

On August 10, 2005, we purchased 9101 LBJ Freeway (formerly know as The Interchange), an office building containing approximately 126,000 rentable square feet located on an approximately 5.8-acre tract of land in Dallas, Texas (“9101 LBJ Freeway”). The total purchase price of 9101 LBJ Freeway was $7.98 million, plus closing costs. We funded $7.6 million of the purchase price with borrowings under our line of credit at KeyBank and used working capital to fund the balance. We negotiated the purchase price with, and acquired the property from, CMD Realty Investment Fund II, L.P. 9101 LBJ Freeway, which was built in 1985, includes among its major tenants Compass Insurance and Air Liquide. At the time of the acquisition, the aggregate annual base rent for all tenants in 9101 LBJ Freeway was approximately $1,314,790.

On November 22, 2005, we purchased Uptown Tower (formerly know as Amberton Tower), an office building containing approximately 254,000 rentable square feet located on an approximately 2.98-acre tract of land in Dallas, Texas. The total purchase price of Uptown Tower was $16.95 million, plus closing costs. We funded $15.95 million of the purchase price with borrowings under our line of credit at KeyBank and used working capital to fund the balance. We negotiated the purchase price with, and acquired the property from, Transwestern Amberton Tower, L.P. Uptown Tower, which was built in 1982, includes among its major tenants Brockette/Davis/Drake and US Oncology. At the time of the acquisition, the aggregate annual base rent for all tenants in Uptown Tower was approximately $3,012,959.

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

General

We invest in commercial real estate properties, primarily community retail centers and office-warehouse properties. Our primary business and investment objectives are:

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

In addition, to the extent that our advisor determines that it is advantageous to make or invest in mortgage loans, we will also seek to obtain fixed income through the receipt of payments on mortgage loans. Our management intends to limit such mortgage investments to 15% of our total investment portfolio unless prevailing economic or portfolio circumstances require otherwise. We cannot assure you that we will attain these objectives or that our capital will not decrease. Pursuant to our advisory agreement, the Management Company will be indemnified for claims relating to any failure to succeed in achieving these objectives.

We may not materially change our investment objectives, except upon approval of shareholders holding a majority of our common shares of beneficial interest. Our independent trustees will review our investment objectives at least annually to determine that our policies are in the best interests of our shareholders. Decisions relating to the purchase or sale of our investments will be made by the Management Company, as our advisor, subject to approval by our board of trustees, including a majority of our independent trustees.

Acquisition and Investment Policies

We intend to continue to acquire community retail centers, office-warehouse and office properties for long-term ownership and for the purpose of producing income. We seek to acquire and own properties that generally have premier business addresses in especially desirable locations. Such properties generally are of high quality construction, offer personalized tenant amenities and attract higher quality tenants. We generally intend to hold our properties for an extended period of time, which we believe is optimal to enable us to capitalize on the potential for increased income and capital appreciation of our properties. However, economic or market conditions may influence us to hold our investments for different periods of time. Also, management believes that targeting this type of property for investment will enhance our ability to enter into joint ventures with other institutional real property investors (such as pension funds, public REITs and other large institutional real estate investors), thus allowing greater diversity of investment by increasing the number of properties in which we invest. Our management also believes that by owning a portfolio consisting largely of the diverse types of properties described above we enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.

We acquire properties primarily for income. Although we have historically invested in properties that have been constructed and have operating histories, we may in the future become more active in investing in raw land or in properties that are under development or construction where we see such properties having the potential for greater returns than those attainable from acquired properties. To the extent feasible, we will invest in a portfolio of properties that will satisfy our investment objectives of maximizing cash available for payment of dividends, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

Our policy is to continue to acquire properties in the Houston, Dallas and San Antonio, Texas metropolitan areas where we believe opportunities exist for acceptable investment returns. We anticipate that we will continue to focus on properties in the $1 million to $10 million-value range. We typically lease our properties to a wide variety of tenants on a “triple-net” basis, which means that the tenant is responsible for paying the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space. Our management believes that its extensive experience, market knowledge and network of industry contacts in the Houston, Dallas and San Antonio metropolitan areas, and the limitation of our investments to this area, gives us a competitive advantage and enhances our ability to identify and capitalize on acquisitions.

Although we currently intend to invest in or develop community retail centers and other office-warehouse and office properties in the Houston, Dallas and San Antonio metropolitan areas, our future investment or redevelopment activities are not limited to any geographic area or to a specified property type or use. We may invest in any geographic area and we may invest in other commercial properties such as manufacturing facilities, and warehouse and distribution facilities in order to reduce overall portfolio risk, enhance overall portfolio returns, or respond to changes in the real estate market if our advisor determines that it would be advantageous to do so.

Although we are not limited as to the form our investments may take, all of our properties are owned by the Operating Partnership or by a wholly owned subsidiary of the Operating Partnership in fee simple title. We expect to continue to pursue our investment objectives through the direct ownership of properties. However, in the future, we may also participate with other entities (including non-affiliated entities) in property ownership, through joint ventures, limited liability companies, partnership, co-tenancies or other types of common ownership. We presently have no plans to own any property jointly with another entity or entities. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Terms of Leases and Tenant Credit Worthiness

While the terms and conditions of any lease that we enter into with our tenants may vary substantially from those described herein, we expect that a majority of our leases will be a form of lease customarily used between landlords and tenants in the geographic area where the property is located. Such leases generally provide for terms of three to five years and require the tenant to pay a pro rata share of building expenses. Under such typical leases, the landlord is directly responsible for all real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs.

Borrowing Policies

Our organizational and governance documents generally limit the maximum amount of indebtedness that we may incur to 300% of our net assets as of the date of any borrowing. Notwithstanding the foregoing, we may exceed such borrowing limits if any excess in borrowing over such 300% level is approved by a majority of our independent trustees and disclosed to our shareholders in a subsequent quarterly report. Further, we do not have a policy limiting the amount of indebtedness we may incur or the amount of mortgages which may be placed on any one piece of property. As a general policy, however, we intend to maintain a ratio of total liabilities to total assets that is less than 50%. As of December 31, 2005, we had a ratio of total liabilities to total assets of 48.7%. However, we may not be able to continue to achieve this objective.

The Management Company will cause us to refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, and an increase in property ownership if refinancing proceeds are reinvested in real estate.

We may not borrow money from any of our trustees or from the Management Company and its affiliates unless such loan is approved by a majority of the trustees, including a majority of the independent trustees, not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.

Disposition Policies

We intend to hold each property that we acquire for an extended period, and we have no current intention to dispose of any of our properties. However, circumstances may arise that might compel us to sell certain properties. We might sell property if, in the judgment of the Management Company, the value of the property is expected to decline substantially, an opportunity has arisen to improve other properties that have better long-term prospects for appreciation, we can increase cash flow through the disposition of the property and reinvestment of the net proceeds, or the sale of the property is otherwise in our best interests. We generally intend to hold our investments long-term; however, economic or market conditions may influence us to hold our investments for different periods of time. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. The selling price of a leased property will be determined in large part by the amount of rent payable by the tenants.

Pursuant to our Declaration of Trust, if our shares are not listed for trading on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or another national exchange within twelve years of the termination of the Public Offering, unless such date is extended by the majority vote of both our board of trustees and our independent trustees, we will be required to begin the sale of all of our properties and to distribute to our shareholders the net sale proceeds resulting from our liquidation. If at any time after twelve years of the termination of the Public Offering we are not in the process of either (i) listing our shares for trading on a national securities exchange or including such shares for quotation on the Nasdaq Stock Market or (ii) liquidating our assets, investors holding a majority of our shares may vote to require our liquidation. Depending upon then prevailing market conditions, it is our intention to begin to consider the process of listing or liquidation prior to the twelfth anniversary of the termination of the Public Offering. In making the decision to apply for listing of our shares, the trustees will try to determine whether listing our shares or liquidating our assets will result in greater value for our shareholders. The circumstances, if any, under which the trustees will agree to list our shares cannot be determined at this time. Even if our shares are not listed or included for quotation, we are under no obligation to actually sell our portfolio within this period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and federal income tax effects on shareholders that may prevail in the future. We may not be able to liquidate our assets. We will continue in existence until all properties are sold and our other assets are liquidated.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

Consistent with the requirements necessary to maintain our qualification as a REIT, we may acquire securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. We may acquire all or substantially all of the securities or assets of REITs or similar entities where such investments would be consistent with our investment policies. We anticipate that we will only acquire securities or other interests in issuers engaged in commercial real estate activities involving retail, office or office-warehouse properties. We may also invest in entities owning undeveloped acreage. Neither our Declaration of Trust nor our bylaws place any limit or restriction on the percentage of our assets that may be invested in securities of or interests in other issuers. The governance documents of the Operating Partnership also do not contain any such restrictions.

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

Equity Capital

If our trustees determine that it is advisable and in our best interests to raise additional equity capital, they have the authority, without shareholder approval, to authorize us to issue additional common shares or preferred shares of beneficial interests. Additionally, our trustees could cause the Operating Partnership to issue units, which are convertible into our common shares (“OP Units”). Subject to limitations contained in the organizational and governance documents of the Operating Partnership and us, the trustees could issue, or cause to be issued, such securities in any manner (and on such terms and for such consideration) they deem appropriate, including in exchange for real estate. We have issued securities in exchange for real estate and we expect to continue to do so in the future. Existing shareholders have no preemptive right to purchase such shares in any offering, and any such offering might cause dilution of an existing shareholder’s investment in the Company.

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

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and complying with these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Additionally, concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, and could expose us to liability to our tenants, their employees and others. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for payments of dividends to the Company’s shareholders. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. We have not recorded in our financial statements any material liability in connection with environmental matters. Nevertheless, it is possible that the environmental assessments we have obtained and/or reviewed have not revealed all potential environmental liabilities. It is also possible that subsequent environmental assessments or investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware.

Competition

We may experience competition for tenants from owners and managers of similar projects, which may include partnerships or other entities managed by the Management Company. We will experience competition in the acquisition of real estate and the making of mortgages from similar companies with access to greater resources than those available to us. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties.

Employees

Although we have executive officers who have management responsibilities with respect to the Company, we do not have any direct employees. The employees of the Management Company and other affiliates of the Company perform a full range of real estate services for the Company, including acquisitions, property management, accounting, asset management, wholesale brokerage and investor relations. As of December 31, 2005, the Management Company had 95 full time and one part time employees, none of whom was represented by a union.

Economic Dependency

We are dependent on our affiliates, including the Management Company, for services that are essential to the Company, including the sale of our common shares, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, or if we were to terminate management or other agreements with these companies, we would be required to obtain such services from other sources.

Financial Information About Segments

Management does not differentiate by property types and because no individual property is so significant as to be a separate segment, the Company does not present segment information.

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

Item 1A.	Risk Factors.

Some or all of the following factors may affect our properties, which could adversely affect our operations and ability to pay dividends to shareholders. The Company and its performance will be subject to additional risks as have been listed in the Company’s Registration Statement on Form S-11, as amended, as previously filed with the Securities and Exchange Commission.

There can be no assurance that we will be able to pay or maintain cash dividends or that dividends will increase over time.

There are many factors that can affect the availability and timing of cash dividends we pay to shareholders. Such factors, include general economic conditions, real estate market conditions, rental and occupancy rates at our properties, our ability to buy properties as offering proceeds become available, the yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. We can give no assurance that we will be able to pay or maintain dividends or that dividends will increase over time. We also can give no assurance that rents from our properties will increase, that the securities we buy will increase in value or provide constant or increased dividends over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for dividends to shareholders. Our actual results may differ significantly from the assumptions used by our board of trustees in establishing the dividend rate to shareholders.

If we experience decreased cash flows, we may need to use other sources of cash to fund dividends or we may be unable to pay dividends.

Actual cash available for dividends may vary substantially from estimates. If our cash dividends exceed the amount of cash available for dividends, we may need to fund the shortage out of working capital, borrowings under our lines of credit or out of proceeds of our Public Offering, which would reduce the amount of proceeds available for real estate investments. For the year ended December 31, 2005, our total distributions exceeded our net cash flow from operating activities by $605,263. We funded this shortage with cash from borrowings under our KeyBank credit facility. Should cash flows continue not to cover our total distributions, our ability to pay dividends at the current rate, or at all, may be adversely affected.

We may need to incur additional borrowings to meet REIT minimum distribution requirements.

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual net taxable income (excluding any net capital gain). In addition, the Internal Revenue Code will subject us to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay dividends to our shareholders in a manner that allows us to meet the foregoing distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so.

Our income consists almost solely of our share of the Operating Partnership’s income, and the cash available for distribution by us to our shareholders consists of our share of cash distributions made by the Operating Partnership. Because we are the sole general partner of the Operating Partnership, our trustees determine the amount of any distributions made by it. The trustees may consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements; and

•	our annual distribution requirements necessary to maintain our qualification as a REIT.

Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures and the creation of reserves or required debt amortization payments, could require us to borrow funds on a short-term or long-term basis to meet the REIT distribution requirements and to avoid the 4% excise tax described above. In such circumstances, we might need to borrow funds to avoid adverse tax consequences even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax consideration.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

If it is determined to be in our best interests, we may, in some instances, acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the requirement that we distribute to shareholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We may incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for dividends to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our shareholders will be adversely affected.

If we failed to qualify as a REIT, our operations and dividends to shareholders would be adversely impacted.

We intend to continue to operate so as to qualify as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to shareholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for dividends would be reduced and we would have less cash to pay dividends to shareholders; and

•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

Our debt agreements impose limits on our operations and our ability to make distributions to our shareholders.

The agreements relating to the debt we incur contain financial and operating covenants that may limit our ability to make distributions or other payments to our shareholders. Our existing credit facilities contain financial and operating covenants, including:

•	net worth requirements;

•	debt service coverage of at least 1.5 to 1.0;

•	loan-to-value ratio of the borrowing base pool to total funded loan balance of at least 1.67 to 1.00;

•	total debt not to exceed 60% of fair market value of the real estate assets;

•	the ratio of secured debt to fair market value of real estate assets not to exceed 40%;

•	interest coverage ratio of at least 2.0 to 1.0;

•	we must hedge certain amounts of variable interest rate debt;

•	maintenance of specific levels of insurance; and

•	limitations on our ability to make distributions or other payments to our shareholders, sell assets or engage in mergers, consolidation or make certain acquisitions.

Failure to comply with these covenants could result from, among other things, changes in our results of operations, incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to fund our operations and conduct our business. Failure to comply with any of these covenants could result in a default under our credit agreement or other debt agreements we may enter into in the future. A default could cause one or more of our lenders to accelerate the timing of payments which could force us to dispose of one or more of our properties, possibly on disadvantageous terms.  As of December 31, 2005, we were in violation of one such covenant.  While we are currently in discussions with the lenders to obtain a waiver, there can be no assurance that we will be successful in obtaining such waiver.  As this violation constitutes an event of default, our lenders have the right to accelerate payment.  For more discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.  Similar violations of our loan covenants may occur in the future.

Because of the lack of geographic diversification of our portfolio, an economic downturn in the Houston, Dallas or San Antonio, Texas metropolitan areas could adversely impact our operations and ability to pay dividends to our shareholders.

All of our assets and revenues are currently derived from properties located in the Houston, Dallas and San Antonio, Texas metropolitan areas. Our results of operation are directly contingent on our ability to attract financially sound commercial tenants. If Houston, Dallas or San Antonio experiences a significant economic downturn, our ability to locate and/or retain financially sound tenants may decrease. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the lack of geographic diversity among our current assets, if Houston, Dallas or San Antonio experiences an economic downturn, our operations and ability to pay dividends to our shareholders could be adversely impacted.

There is no public trading market for our shares of common stock; therefore, it will be difficult for shareholders to sell their shares.

There is no current public market for our shares of common stock. Our charter also imposes restrictions on the ownership of common shares that will apply to potential transferees that may inhibit shareholders’ ability to sell their shares. Moreover, except for requests for redemptions by the estate, heir or beneficiary of a deceased shareholder, our board of trustees may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Therefore, it will be difficult to sell our shares promptly or at all, and the seller may have to sell them at a substantial discount.

We have acquired a majority of our properties from entities controlled by Mr. Hartman.

We acquired 28 of the 37 properties we owned as of December 31, 2005 from entities controlled by Mr. Hartman. We acquired these properties by either paying cash, issuing our shares or issuing OP Units. No third parties were retained to represent or advise these selling entities or us, and the transactions were not conducted on an “arm’s-length” basis.

Mr. Hartman had interests that differed from, and in certain cases conflicted with, his co-investors in these entities. Mr. Hartman received the following as a result of such transactions:

•	897,117.19 OP Units, as adjusted to reflect the recapitalization, in consideration of Mr. Hartman’s general partner interest in the selling entities;

•	the ability to limit his future exposure to general partner liability as a result of Mr. Hartman no longer serving as the general partner to certain of the selling entities; and

•	the repayment of debt encumbering various of our properties that was personally guaranteed by Mr. Hartman.

As of December 31, 2005, an affiliate of Mr. Hartman owed us approximately $3.6 million in connection with properties contributed to the Operating Partnership by such affiliate.

Mr. Hartman might not have been able to negotiate all of these benefits if the transactions were negotiated at arm’s length. Further, Mr. Hartman (neither personally nor in his capacity as a general partner) did not make any representations or warranties in regard to the properties or the selling entities in the operative documents executed in order to consummate the transactions. Consequently, we essentially acquired the properties on an “as is” basis. Therefore, we will bear the risk associated with any characteristics or deficiencies of our properties unknown at the closing of the acquisitions that may affect the valuation or revenue potential of the properties.

Approximately 29.2% of our gross leasable area is subject to leases that expire during the two years ended December 31, 2007.

As of December 31, 2005, 29.2% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2007. We are subject to the risk that:

•	tenants will not renew such leases;

•	we will not be able to re-lease the space subject to such leases; and

•	the terms of any renewal or re-lease will not be as favorable as current leases.

If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

The value of investments in our common shares will be directly affected by general economic and regulatory factors we cannot control or predict.

We only own commercial real estate. Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;

•	over-building in our markets;

•	a reduction in rental income as the result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;

•	changes in general economic conditions;

•	a taking of any of our properties by eminent domain;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•	acts of God, such as earthquakes or floods and other uninsured losses;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive; and

•	periods of high interest rates and tight money supply.

Some or all of the foregoing factors may affect our properties, which could adversely affect our operations and ability to pay dividends to shareholders.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for payments of dividends to you.

Item 2.	Properties.

On December 31, 2005, the Company owned the 37 properties discussed below. All of the Company’s properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. The Company’s properties primarily consist of retail centers and each is designed to meet the needs of surrounding local communities. A nationally and/or regionally recognized tenant typically anchors each of the Company’s properties. In the aggregate, the Company’s properties contain approximately 3,121,000 square feet of gross leasable area. No individual property in the Company’s portfolio currently accounts for more than 10% of the Company’s aggregate leasable area.

As of December 31, 2005, the Company’s properties were approximately 82.3% leased. Anchor space at the properties, representing approximately 7.4% of total leasable area, was 100.0% leased, while non-anchor space, accounting for the remaining 92.6% balance, was approximately 80.8% leased. A substantial number of the Company’s tenants are local tenants. Indeed, 73.4% of the Company’s tenants are local tenants and 15.1% and 11.5% of the Company’s tenants are national and regional tenants, respectively. The Company defines:

•	national tenants as any tenant that operates in at least four metropolitan areas located in more than one region (i.e. Northwest, Midwest, Southwest or Southeast);

•	regional tenants as any tenant that operates in two or more metropolitan areas located within the same region; and

•	local tenants as any tenant that operates stores only within the metropolitan Houston, Dallas or San Antonio, Texas area.

Substantially all of the Company’s revenues consist of base rents and percentage rents received under long-term leases. For the year ended December 31, 2005, total rents and other income were $24,888,214 and percentage rents were $-0-. Approximately 67.9% of all existing leases provide for annual increases in the base rental payments with a “step up” rental clause.

The following table lists the five properties that generated the most rents during the year 2005.

Property	Total Rents Received in 2005	Percent of Company’s Total Rents Received in 2005

Windsor Park	$2,113,291	8.49%
Corporate Park West	1,621,269	6.51
Corporate Park Northwest	1,523,195	6.12
Lion Square	1,379,145	5.54
SugarPark Plaza	1,248,845	5.01
Total	$7,885,745	31.67%

As of December 31, 2005, the Company had no property that accounted for over 10% of total gross revenue. Uptown Tower, an office building acquired during 2005 accounts for 10% of the Company’s total fixed assets.

General Physical Attributes

The following table lists, for all properties the Company owned on December 31, 2005, the year each property was developed or significantly renovated, the total leasable area of each property, the purchase price the Company paid for such property and the anchor or largest tenant at such property.

Property	Year Developed/ Renovated	Total Leasable Area (Sq. Ft.)	Purchase Price
Bissonnet/Beltway	1978	29,205	$2,361,323
Webster Point	1984	26,060	1,870,365
Centre South	1974	44,543	2,077,198
Torrey Square	1983	105,766	4,952,317
Providence	1980	90,327	4,593,668
Holly Knight	1984	20,015	1,612,801
Plaza Park	1982	105,530	4,195,116
Northwest Place II	1984	27,974	1,089,344
Lion Square	1980	119,621	5,835,108
Zeta Building	1982	37,740	2,456,589
Royal Crest	1984	24,900	1,864,065
Featherwood	1983	49,670	2,959,309
Interstate 10	1980	151,000	3,908,072
Westbelt Plaza	1978	65,619	2,733,009
Greens Road	1979	20,507	1,637,217
Town Park	1978	43,526	3,760,735
Northeast Square	1984	40,525	2,572,512
Main Park	1982	113,410	4,048,837
Dairy Ashford	1981	42,902	1,437,020
South Richey	1980	69,928	3,361,887
Corporate Park Woodland	2000	99,937	6,028,362
South Shaver	1978	21,926	817,003
Kempwood Plaza	1974	112,359	2,531,876
Bellnott Square	1982	73,930	5,792,294
Corporate Park Northwest	1981	185,627	7,839,539
Westgate	1984	97,225	3,448,182
Garden Oaks	1954	95,046	6,577,782
Westchase	1978	42,924	2,173,300
Sunridge	1979	49,359	1,461,571
Holly Hall	1980	90,000	3,123,400
Brookhill	1979	74,757	973,264
Corporate Park West	1999	175,665	13,062,980
Windsor Park	1992	192,458	13,102,500
SugarPark Plaza	1974	95,032	8,906,057
Woodlake Plaza	1974	106,169	5,532,710
9101 LBJ Freeway	1985	125,874	8,093,296
Uptown Tower	1982	253,981	17,171,486
Total		3,121,037	$165,962,094

General Economic Attributes

The following table lists certain information that relates to the rents generated by each property. All of the information listed in this table is as of December 31, 2005.

Property	Percent Leased	Total Annualized Rents Based on Occupancy	Effective Net Rent Per Sq. Ft.	Anchor or Largest Tenant	Lease Expiration Date

Bissonnet/Beltway	81.9%	$423,626	$14.51	Lydia & Ajibade Owoyemi	9/30/09
Webster Point	72.7%	305,098	11.71	Houston Learning Academy	12/31/06
Centre South	66.8%	316,665	7.10	Carlos Alvarez	10/31/10
Torrey Square	80.2%	805,536	7.62	99 Cents Only Stores Texas	9/14/08
Providence	93.5%	938,504	10.39	99 Cents Only Stores Texas	9/9/08
Holly Knight	92.5%	315,594	15.77	Quick Wash Laundry	9/30/09
Plaza Park	67.4%	700,331	6.64	Pharmedium Services	5/31/11
Northwest Place II	61.7%	150,494	5.38	Terra Mar, Inc.	7/31/08
Lion Square	100.0%	1,375,471	11.50	Bellaire Marketplace	9/30/20
Zeta Building	88.1%	493,167	13.07	Tx Retirement & Tax Advisors	5/30/11
Royal Crest	74.9%	260,195	10.45	Emerald Environmental Service	12/31/07
Featherwood	94.7%	839,319	16.90	Transwestern Publishing	11/30/07
Interstate 10	80.3%	707,315	4.68	River Oaks L-M, Inc.	12/31/06
Westbelt Plaza	66.7%	396,546	6.04	Hartman Management, L.P.	M-to-M
Greens Road	72.1%	297,327	14.50	Celaya Meat Market	1/31/12
Town Park	91.3%	753,576	17.31	Omar's Meat Market	12/31/07
Northeast Square	93.7%	567,755	14.01	Sultan Allana/99 Ct Store	11/30/08
Main Park	70.3%	510,031	4.50	Transport Sales Associates	8/31/08
Dairy Ashford	32.1%	91,597	2.14	Foster Wheeler USA Corp	1/31/09
South Richey	68.3%	386,061	5.52	Kroger	2/28/06
Corporate Park Woodland	86.2%	986,915	9.88	Carrier Sales & Distribution	7/31/08
South Shaver	84.1%	263,266	12.01	EZ Pawn	11/30/07
Kempwood Plaza	73.5%	899,397	8.00	Dollar General	1/31/08
Bellnott Square	95.9%	794,649	10.75	Kroger Food Store #277	7/31/07
Corporate Park Northwest	82.7%	1,564,226	8.53	Air Consulting & Engineering	5/31/08
Westgate	92.9%	683,172	7.03	Postmark DMS, LLC	2/28/09
Garden Oaks	75.7%	877,349	9.23	Bally Total Fitness	12/31/12
Westchase	81.9%	485,265	11.31	Jesus Corral	2/28/07
Sunridge	89.6%	488,000	9.89	Puro Latino, Inc.	5/31/10
Holly Hall	100.0%	512,668	5.70	The Methodist Hospital	12/31/11
Brookhill	80.7%	272,818	3.65	T.S. Moly-Lubricants	9/30/07
Corporate Park West	74.7%	1,573,820	8.96	LTC Pharmacy Services	5/31/09
Windsor Park	82.3%	1,564,945	8.13	Sports Authority/Home Depot	8/31/15
SugarPark Plaza	100.0%	1,238,605	13.03	Marshall's	1/31/08
Woodlake Plaza	82.5%	1,306,670	12.31	Rock Solid Images	7/31/09
9101 LBJ Freeway	90.4%	1,463,084	11.62	Compass Insurance	5/31/07
Uptown Tower	83.3%	3,211,264	12.64	Brockett Davis Drake, Inc.	4/30/11

Total/Average	82.3%	$28,820,321	$9.23

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations over the next 10 years.

		Gross Leasable Area		Annual Rental Income
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Amount	Percent of the Company’s Total Rental Income
2006	167	472,364	15.14%	$4,520,536	15.69%
2007	138	438,984	14.07	5,061,562	17.56
2008	147	510,982	16.37	5,615,586	19.48
2009	111	360,258	11.54	4,422,203	15.34
2010	67	227,590	7.29	2,716,267	9.42
2011	50	206,266	6.61	2,494,173	8.65
2012	17	75,939	2.43	933,414	3.24
2013	13	61,170	1.96	714,646	2.48
2014	10	39,968	1.28	545,526	1.89
2015	16	99,177	3.18	1,000,808	3.47
Total	736	2,492,698	79.87%	$28,024,721	97.22%

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for the Company’s common stock. As of March 30, 2006, the Company had 9,346,614 shares of common stock outstanding held by a total of approximately 1,143 shareholders.

Public Offering Proceeds

The Company’s Registration Statement on Form S-11 (SEC File No. 333-111674) was declared effective by the SEC on September 15, 2004 with respect to the Public Offering described in Item 1 above of up to 10,000,000 shares of the Company’s common stock to the public at a price of $10 per share, plus up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share, and the Company commenced the Public Offering on such date. Post-Effective Amendment No. 1 to the Registration Statement was declared effective by the SEC on June 27, 2005 and Post-Effective Amendment No. 2 to the Registration Statement was declared effective by the SEC on March 9, 2006.

The 10,000,000 shares offered to the public in the Public Offering are being offered to investors on a best efforts basis by the dealer manager D.H. Hill Securities, LLP, which means that the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares.

As of March 30, 2006, 2,336,468 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $23,335,291.

The Company’s application of such gross offering proceeds has been as follows:

Description of Use of Offering Proceeds	Amount of Proceeds So Utilized

Selling Commissions paid to broker/ dealers not affiliated with D.H. Hill Securities , LLP	$1,265,955

Selling Discounts	$56,344

Dealer Manager Fee paid to D.H. Hill Securities , LLP	$566,463

Offering expense reimbursements paid to the Management Company	$569,423

Acquisition Fees paid to the Management Company	$455,538

Subtotal	$2,913,723

Net Offering Proceeds	$20,421,568

Repayment of Lines of Credit	$11,800,000

Used for Working Capital	$8,621,568

Although the immediate use of $11,800,000 of proceeds of the offering was the repayment of the Company’s lines of credit, and the immediate use of $8,621,568 was for working capital, subsequent purchases of real estate assets were accomplished by re-drawing on the lines of credit and using working capital. Therefore, the ultimate use of $11,800,000 and $8,621,568 of offering proceeds may be regarded as being the acquisition of real estate assets.

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fourth quarter of the period covered by this Annual Report on Form 10-K. Our board of trustees has approved (but delayed the implementation of) a share redemption program that would enable shareholders to sell shares to the Company after holding them for at least one year under limited circumstances. We will not adopt the program until the earlier of (i) the completion of our Public Offering, which may last until September 15, 2006 or (ii) receipt by us of SEC exemptive relief from rules restricting issuer purchases during distributions, which relief we may never obtain. Our board of trustees could choose not to implement the share redemption program or to amend its provisions without shareholder approval.

Dividends

In order to remain qualified as a REIT, the Company is required to distribute at least 90% of its annual taxable income to the Company’s shareholders. The Company currently accrues dividends quarterly and pays such dividends in three monthly installments following the end of the quarter and intends to continue doing so. For a discussion of the Company’s cash flow as compared to dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

The following table shows the dividends the Company has paid (including the total amount paid and the amount paid on a per share basis) for the past two fiscal years. The amounts provided in the table give effect to our reorganization as a Maryland real estate investment trust and the concurrent recapitalization of our common shares on July 28, 2004.

Month Paid	Total Amount of Dividends Paid	Dividends Per Share
January 2004	$408,762	$0.0583
February 2004	408,762	0.0583
March 2004	409,253	0.0584
April 2004	408,762	0.0583
May 2004	408,762	0.0583
June 2004	409,253	0.0584
July 2004	408,762	0.0583
August 2004	408,762	0.0583
September 2004	409,253	0.0584
October 2004	408,692	0.0583
November 2004	408,692	0.0583
December 2004	409,392	0.0584
January 2005	408,692	0.0583
February 2005	408,692	0.0583
March 2005	412,897	0.0589
April 2005	412,931	0.0589
May 2005	429,416	0.0589
June 2005	439,453	0.0590
July 2005	445,621	0.0589
August 2005	452,396	0.0589
September 2005	460,581	0.0590
October 2005	467,260	0.0589
November 2005	470,627	0.0589
December 2005	480,737	0.0590
January 2006	489,019	0.0589
February 2006	509,475	0.0589
March 2006	526,966	0.0590
Average Per Quarter		0.1648

Dividend Reinvestment Plan

We have a dividend reinvestment plan, pursuant to which shareholders may elect to have dividends from our common shares reinvested in additional common shares. The purchase price per share under our dividend reinvestment plan is $9.50. Participants are taxed on income attributable to the reinvested dividends. We may terminate the dividend reinvestment plan in our discretion at any time upon ten days notice to plan participants.

Incentive Share Plan

The Company has adopted an Employee and Trust Manager Incentive Share Plan (the “Incentive Share Plan”) to (i) furnish incentives to individuals chosen to receive share-based awards because they are considered capable of improving operations and increasing profits; (ii) encourage selected persons to accept or continue employment with the Company; and (iii) increase the interest of employees and Trustees in the Company’s welfare through their participation and influence on the growth in value of the common shares. The class of eligible persons that can receive grants of incentive awards under the Incentive Share Plan consists of key employees, directors, non-employee trustees, members of the Management Company and consultants as determined by the compensation committee of the Board of Trustees. The total number of common shares that may be issued under the Incentive Share Plan is an amount of shares equal to 5% of the outstanding shares on a fully diluted basis, not to exceed 5,000,000 shares. As of December 31, 2005, no options or awards to purchase common shares have been granted under the Incentive Share Plan.

The following shares have been authorized for issuance under Incentive Share Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	─	─	─
Equity compensation plans not approved by security holders	─	─	445,682*
Total	─	─	445,682

*	Equals 5% of the outstanding shares on a fully diluted basis as of December 31, 2005, subject to a maximum of 5,000,000 shares

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial information for the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this annual report.

	Year Ended December 31,
	(in thousands, except per share data)
	2005	2004	2003	2002	2001
Income Statement Data:
Revenues	$25,219	$23,484	$20,973	$20,755	$11,704
Operating expenses	11,011	9,183	8,383	8,242	5,068
Interest	3,770	2,664	1,323	1,573	812
Depreciation and amortization	6,099	5,223	4,758	4,042	2,151
Total expenses	20,880	17,070	14,464	13,857	8,031
Income before minority interests	4,339	6,414	6,509	6,898	3,673
Minority interest in income	(1,891)	(2,990)	(3,035)	(3,193)	(1,932)
Net income	$2,448	$3,424	$3,474	$3,705	$1,741
Net income per common share	$0.310	$0.488	$0.496	$0.529	$0.401
Weighted average shares outstanding	7,888	7,010	7,010	7,007	4,336
Balance Sheet Data:
Real estate	$153,965	$126,547	$120,256	$109,294	$66,269
Other assets	17,497	16,070	13,810	17,670	4,409
Total assets	$171,462	$142,617	$134,066	$126,964	$70,678
Liabilities	$83,462	$66,299	$55,183	$45,617	$16,311
Minority interests in Operating Partnership	34,272	36,489	37,567	38,598	27,264
Shareholders’ equity	53,728	39,829	41,316	42,749	27,103
	$171,462	$142,617	$134,066	$126,964	$70,678
Cash Flow Data:
Proceeds from issuance of common shares	$17,035	$—	$—	$155	$6,748
Additions to real estate	31,792	10,277	8,242	1,983	5,028
Other Financial Data:
Distributions per share	$0.7072	$0.7005	$0.7000	$0.6738	$0.5688

The distributions per share represent payments from cash flow rather than from the Company’s net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We own 37 commercial properties, consisting of 19 retail centers, 12 office-warehouse properties and 6 office buildings. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. As of December 31, 2005, we had 754 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 1.97% of our total revenues for the year ended December 31, 2005. Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We have no employees and we do not manage our properties. Our properties and day-to-day operations are managed by the Management Company under a property management agreement.

Under the agreement in effect after September 1, 2004, we pay the Management Company the following amounts:

•
property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Generally, we expect these fees to be between approximately two and four percent (2.0%-4.0%) of gross revenues for the management of commercial office buildings and approximately five percent (5.0%) of gross revenues for the management of retail and office-warehouse properties;

•
for the leasing of the properties, a separate fee for the leases of new tenants and renewals of leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area; and

•
except as otherwise specifically provided, all costs and expenses incurred by the Management Company in fulfilling its duties for the account of and on behalf of us. Such costs and expenses shall include the wages and salaries and other employee-related expenses of all on-site and off-site employees of the Management Company who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.

Gross revenues are defined as all amounts actually collected as rents or other charges for the use and occupancy of our properties, but excludes interest and other investment income and proceeds received for a sale, exchange, condemnation, eminent domain taking, casualty or other disposition of assets.

Under an advisory agreement effective September 1, 2004, we pay the Management Company for asset management services a quarterly fee in an amount equal to one-fourth of 0.25% of the gross asset value calculated on the last day of each preceding quarter.

Gross asset value is defined as the amount equal to the aggregate book value of our assets (other than investments in bank accounts, money market funds or other current assets), before depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets, at the date of measurement, except that during such periods in which we are obtaining regular independent valuations of the current value of our net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements. Gross asset value is the greater of (i) the amount determined pursuant to the foregoing or (ii) our assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets.  The fees payable to the Management Company under the new agreements effective September 1, 2004 were not intended to be significantly different from those that would have been payable under the previous agreement.  Upon actual calculation, the asset management fee under the new agreement was significantly higher.  The Management Company waived the excess of the fee for the period September 1, 2004 through December 31, 2005, in perpetuity.

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

Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations. As of December 31, 2005, we owned a majority of the partnership interests in the Operating Partnership. Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2005.

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

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Our management’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to primarily range from 4 to 18 months, depending on specific local market conditions. Our management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases, if any, to expense over the remaining initial terms of the respective leases, which, for leases with allocated intangible value, we expect to range generally from five to ten years. The value of customer relationship intangibles is amortized to expense over the remaining initial terms and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

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

Liquidity and Capital Resources

General. We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space. During the year ended December 31, 2005, our properties generated sufficient cash flow to cover our operating expenses. However, our total distributions for 2005 exceeded our net cash flow from operating activities by $605,263. We funded this shortage with cash from borrowings under our KeyBank credit facility. This shortage resulted from decreased revenues during the third and fourth quarters of 2005 caused by a drop in the occupancy for the overall portfolio, as well as increased interest expenses due to rising interest rates and increased borrowings and higher real estate taxes associated with increased property value assessments. These factors are expected to be transitory, and management has implemented a series of new initiatives which are aimed at increasing occupancy. Therefore, we anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

Cash and Cash Equivalents. We had cash and cash equivalents of $848,998 on December 31, 2005 as compared to $631,978 on December 31, 2004. The increase was relatively insignificant because we try to keep cash balances to a minimum by either buying properties, improving properties, reducing debt or making distributions to shareholders. We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Our Debt for Borrowed Money. In December 2002, we refinanced most of our debt with a credit facility from GMAC Commercial Mortgage Corporation. We used the loan proceeds to repay debt and the remainder to pay accrued real estate taxes and other operating expenses. The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties. We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place. We may prepay the loan after July 1, 2005 without penalty. As of December 31, 2005, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility. During the initial term of the note, indebtedness under the credit facility bears interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly. The interest rate was 6.79% as of December 31, 2005. We are not required to make any principal payments prior to the loan’s maturity. The credit facility matured on January 1, 2006, and we elected the option, subject to certain conditions, of extending the facility for an additional two-year period. We entered into a Modification Agreement on February 28, 2006 which extended the term of the credit facility to January 1, 2008. During the extension term, indebtedness under the credit facility will bear interest at LIBOR plus 3.0%, computed on the basis of a 360 day year, adjusted monthly. In no event shall the interest rate be lower than 4.32% during the extension term.

In addition, Hartman REIT Operating Partnership II, L.P. agreed to certain covenants pursuant to the credit facility which, among other things, require it to maintain specified levels of insurance and use the properties securing the note only for retail, light industrial, office, warehouse and commercial office uses. The facility also limits, without the approval of the lender, this wholly owned subsidiary’s ability to:

•	acquire additional material assets;

•	merge or consolidate with any other entity;

•	engage in any other business or activity other than the ownership, operation and maintenance of the properties securing the note;

•	make certain investments;

•	incur, assume or guarantee additional indebtedness;

•	grant certain liens; and

•	loan money to others.

The security documents related to the note contain a covenant which requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations. We believe that this covenant and the other restrictions provided for in our credit facility will not affect or limit Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to us. The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults. These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of our properties which do not secure this debt.

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property. The balance at December 31, 2005 was $5,610,441. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

On June 2, 2005, the Operating Partnership finalized a new revolving line of credit facility with a consortium of banks led by KeyBank National Association (“KeyBank”). The credit facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a new wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the credit facility. Presently there are 18 properties owned by HROP III.

The current limit of the credit facility is $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The purpose of the credit facility was to refinance the Operating Partnership’s previous loan with Regions Bank (formerly Union Planter’s Bank, N.A.), to finance property acquisitions and for general corporate purposes. Simultaneously with the finalization of the new credit facility, the Operating Partnership drew $18,975,094, of which $18,650,000 was used to pay off the principal balance owing under the Regions Bank loan. Based upon the required ratios explained below, the remaining availability under the facility as of December 31, 2005 was $17,024,906.

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

The Alternative Base Rate equals a floating rate equal to the higher of KeyBank’s Base Rate or Federal Funds Rate plus 0.5%. Interest is due monthly in arrears, computed on the actual number of days elapsed over a 360-day year. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. In the event of default, interest will be calculated as above plus 2%. The effective interest rate as of December 31, 2005 was 5.68% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the facility is not in default. If LIBOR Rate pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

The revolving line of credit is supported by a pool of eligible properties referred to as the borrowing base pool. The borrowing base pool must meet the following criteria:

•	The Company will provide a negative pledge on the borrowing base pool and may not provide a negative pledge of the borrowing base pool to any other lender.

•	The properties must be free of all liens, unless otherwise permitted.

•	All eligible properties must be retail, office-warehouse, or office properties, must be free and clear of material environmental concerns and must be in good repair.

•	The aggregate physical occupancy of the borrowing base pool must remain above 80% at all times.

•	No property may comprise more than 15% of the value of the borrowing base pool with the exception of Corporate Park Northwest, which is allowed into the borrowing base pool.

•	The borrowing base pool must at all times be comprised of at least 10 properties.

•	The borrowing base pool properties may not contain development or redevelopment projects.

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

•
The ratio of aggregate net operating income from the borrowing base pool to debt service shall at all times exceed 1.5 to 1.0. For any quarter, debt service shall be equal to the average loan balance for the past quarter times an interest rate which is the greater of (a) the then current annual yield on 10 year United States Treasury notes over 25 years plus 2%; (b) a 6.5% constant; or (c) the actual interest rate for the facility.

•
The ratio of the value of the borrowing base pool to total funded loan balance must always exceed 1.67 to 1.00. The value of the borrowing base pool is defined as aggregate net operating income for the preceding four quarters, less a $0.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

Covenants, tested quarterly, relative to the Company are as follows:

•
The Company will not permit its total indebtedness to exceed 60% of the fair market value of its real estate assets at the end of any quarter. Total indebtedness is defined as all liabilities of the Company, including this facility and all other secured and unsecured debt of the Company, including letters of credit and guarantees. Fair market value of real estate assets is defined as aggregate net operating income for the preceding four quarters, less a $0.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

•
The ratio of consolidated rolling four-quarter earnings before interest, income tax, deprecation and amortization expenses for such quarter to total interest expense, including capitalized interest, shall not be less than 2.0 to 1.0.

•
The ratio of consolidated earnings before interest, income tax, deprecation and amortization expenses for such quarter to total interest, including capitalized interest, principal amortization, capital expenditures and preferred stock dividends shall not be less than 1.5 to 1.0. Capital expenditures shall be deemed to be $0.15 per square foot per annum.

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

Within six months of closing, the Company must hedge all variable rate debt above $40 million until the point in which the ratio of variable rate debt to fixed rate debt is 50% of total debt. Thereafter, the Company must maintain such hedges during any period in which variable rate debt exceeds 50% of total debt. On March 27, 2006 the Company executed an interest rate swap dated as of March 16, 2006 for the purpose of hedging variable interest rate exposure, in compliance with the requirements of the loan agreement. The lender waived default for the fact that the hedge was not executed within six months of closing, as required by the loan agreement.

As of December 31, 2005, we were in violation of the covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%.  As this violation constitutes an event of default, our lenders have the right to accelerate payment of the credit facility.  As of December 31, 2005, and continuing through March 31, 2006 we had not received a waiver from the required majority of the consortium of banks in the facility led by KeyBank.  We are currently in discussions to receive such waiver, and as our violation constitutes less than 0.4%, we believe that we will receive such waiver.  However, there can be no assurance that we will be successful in our negotiations to obtain a waiver.

Capital Expenditures. We currently do not expect to make significant capital expenditures or any significant improvements to any of our currently owned properties during the next 12 months. However, we may have unexpected capital expenditures or improvements on our existing assets. Additionally, we intend to continue our ongoing acquisition strategy of acquiring properties in the Houston, Dallas and San Antonio, Texas metropolitan areas where we believe opportunities exist for acceptable investment returns (generally in the $1 million to $10 million value range), and we may incur significant capital expenditures or make significant improvements in connection with any properties we may acquire.

Total Contractual Cash Obligations. A summary of our contractual cash obligations is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Long-Term Debt Obligations	$73,025,535	$5,610,441	$67,415,094	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$73,025,535	$5,610,441	$67,415,094	—	—

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions. During 2005, we acquired from unrelated parties three multi-tenant office buildings comprising approximately 486,024 square feet of gross leasable area (GLA). The properties were acquired for cash in the amount of approximately $30,430,000.

During 2004, we acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of gross leasable area (GLA). The property was acquired for cash in the amount of approximately $8,900,000.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

General

The following table provides a general comparison of our results of operations for the years ended December 31, 2004 and December 31, 2005:

	December 31, 2004	December 31, 2005

Number of properties owned and operated	34	37
Aggregate gross leasable area (sq. ft.)	2,635,063	3,121,037
Occupancy rate	86%	82%
Total Revenues	$23,483,657	$25,219,233
Total Operating Expenses	$17,069,628	$20,880,435
Income before Minority Interest	$6,414,029	$4,338,798
Minority Interest in the Operating Partnership	$(2,990,410)	$(1,890,616)
Net Income	$3,423,619	$2,448,182

Revenues

We had rental income and tenant reimbursements of $24,707,312 for the year ended December 31, 2005, as compared to revenues of $23,038,966 for the year ended December 31, 2004, an increase of $1,668,346, or 7%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during 2005 as compared to 2004 was due to an increase in the amount of rent charged at some locations and the purchase of additional properties. Our average occupancy rate in 2005 was 85%, as compared to 87% in  2004, and our average annualized revenue was $9.09 per square foot in 2005, as compared to an average annualized revenue of $9.14 per square foot in 2004.

We had interest and other income of $511,921 for the year ended December 31, 2005, as compared to $444,691 for the year ended December 31, 2004, an increase of $67,230, or 15%. At December 31, 2005, we held all revenues and escrowed funds we received from our Public Offering through such date in money market accounts and other short-term, highly liquid investments. We expect the percentage of our total revenues from interest income from investments in money market accounts or other short-term, highly liquid investments to decrease as we invest cash holdings in properties. The increase in interest and other income during 2005 as compared to 2004 resulted primarily from an increase in non-rent income such as sale of rights-of-way and parking fees.

Expenses

Our total operating expenses, including interest expense and depreciation and amortization expense, were $20,880,435 for the year ended December 31, 2005, as compared to $17,069,628 for the year ended December 31, 2004, an increase of $3,810,807, or 22%. We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations. However, we expect that general and administrative expenses as a percentage of total revenues will decline as we acquire additional properties. The increase in our operating expenses during 2005 was primarily the result of increased maintenance, real estate taxes, utilities and depreciation and amortization expenses.

The amount we pay Hartman Management under our management agreement is based on our revenues. As a result of our increased revenues in 2005, management fees were $1,405,587 in 2005, as compared to $1,339,822 in 2004, an increase of $65,765, or 5%.

Our interest expense increased by $1,105,501, or 41%, in 2005 as compared to 2004. Our average outstanding debt increased from $53,705,399 in 2004 to $61,848,873 in 2005 and the average interest rate associated with this debt increased from 4.54% in 2004 to 6.19% in 2005 because our debt is predominantly subject to floating interest rates.

Finally, general and administrative expenses increased $85,886, or 8%, in 2005 as compared to 2004, primarily as the result of an increase in office expense.

Net Income

Income provided by operating activities before minority interest was $4,338,798 for the year ended December 31, 2005, as compared to $6,414,029 for the year ended December 31, 2004, a decrease of $2,075,231, or 32%. Net income provided by operating activities for the year ended December 31, 2005 was $2,448,182, as compared to $3,423,619 for the year ended December 31, 2004, a decrease of $975,437, or 28%. These decreases are a result of the increase in expenses, discussed above.

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

We had interest and other income of $444,691 for the year ended December 31, 2004, as compared to $367,790 for the year ended December 31, 2003, an increase of $76,901, or 21%. At December 31, 2004, we held all revenues and escrowed funds we received from our Public Offering through such date in money market accounts and other short-term, highly liquid investments. The increase in interest and other income during 2004 as compared to 2003 resulted primarily from an increase in non-rent income such as late fees and deposit forfeitures.

Expenses

Our total operating expenses, including interest expense and depreciation and amortization expense, were $17,069,628 for the year ended December 31, 2004, as compared to $14,463,982 for the year ended December 31, 2003, an increase of $2,605,646, or 18%.  The increase in our operating expenses during 2004 was primarily the result of increased maintenance, real estate taxes, utilities and depreciation and amortization expenses, predominantly due to the addition of properties acquired during the year.

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

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements as of December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” This statement requires companies to categorize share based payment as either liability or equity awards. For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled. Equity classified awards are measured at the grant-date fair value and are not remeasured. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Awards issued, modified or settled after the effective date will be measured and recorded in accordance with SFAS No. 123R.   On April 14, 2005, the SEC adopted a new rule that defers the effective date of SFAS No. 123R and allows companies to implement the provisions of SFAS 123R at the beginning of their next fiscal year.  Management believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which the Company is exposed is the risk related to interest rate fluctuations. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity risk.  The Company will be exposed to changes in interest rates as a result of the Company’s credit facilities that have floating interest rates. As of December 31, 2005, the Company had $67,415,000 of indebtedness outstanding under such facilities. The impact of a 1% increase in interest rates on the Company’s debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $690,000 annually. Pursuant to loan covenants in our KeyBank credit facility, on March 27, 2006 the Company executed an interest rate swap agreement with KeyBank National Association with a notional amount of $30,000,000 of its variable rate debt to help mitigate the risk.  The swap agreement is utilized to effectively fix the interest rate on this debt at 6.99%.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Because, as of December 31, 2005, we did not meet the definition of  “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act, we were not required to comply with Section 404 of the Sabanes-Oxley Act of 2002.  Accordingly, we did not engage our independent registered public accounting firm to perform an audit of our internal controls over financial reporting.  However, our independent registered public accounting firm, in the course of the audit of our financial statements, brought to management’s attention two material weaknesses in our internal controls:  (1) Inadequate controls and procedures in place to effectively identify and monitor amendments to lease agreements and (2) Inadequate controls and procedures in place to effectively identify and monitor tenant defaults where a lease commission has been recorded.  As a result of these deficiencies, our accounting personnel may not be made aware of changes to lease agreements and tenant defaults that require recognition in our financial accounting records.  Accordingly, errors in our accounting for revenue and amortization expense may occur and may not be detected.  A material weakness (within the meaning of the Public Accounting Oversight Board Accounting Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that result in more than a remote risk that a material mistatement in the Company’s annual or interim financial statements will not be prevented or detected.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation and the material weakness described above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.  The Company is in the process of remediating the material weaknesses and intends to engage an external consultant to assist management in establishing and maintaining adequate controls and remediating the identified material weaknesses.

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

We have adopted a Code of Business Conduct that applies to all of our executive officers and trustees, including but not limited to, our principal executive officer and principal financial officer. Our Code of Business Conduct may be found at our website, www.hartmanmanagement.com.

The other information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)    List of Documents Filed.

1.	Financial Statements. The list of the Company’s financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules. See (c) below.

a.    Schedule II - Valuation and Qualifying Amounts

b.    Schedule III - Real Estate and Accumulated Depreciation

3.	Exhibits. The list of exhibits filed as part of this Annual Report on Form 10-K in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto.

(b)    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)    Financial Statement Schedules.

1.	Schedule II - Valuation and Qualifying Amounts

2.	Schedule III - Real Estate and Accumulated Depreciation

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

HARTMAN COMMERCIAL PROPERTIES REIT

Dated: March 31, 2006	/s/ Allen R. Hartman
Allen R. Hartman, President and Trustee

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Allen R. Hartman and Terry L. Henderson, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2006	/s/ Allen R. Hartman
Allen R. Hartman, President and Trustee
(Principal Executive Officer)

March 31, 2006	/s/ Terry Henderson
Terry Henderson, Chief Financial Officer and Trustee
(Principal Financial and Principal Accounting Officer)

March 31, 2006	/s/ Chris A. Minton
Chris A. Minton, Trustee

March 31, 2006	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 31, 2006	/s/ Chand Vyas
Chand Vyas, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Hartman Commercial Properties REIT

We have audited the accompanying consolidated balance sheets of Hartman Commercial Properties REIT and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hartman Commercial Properties REIT and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company is in default of the declared dividends covenant in its revolving credit facility.  Management is currently negotiating a waiver of this event of default, however, there is no assurance that a waiver will be obtained.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
February 17, 2006, except for Note 11, the date of which is
March 9, 2006, and Note 7, the date of which is
March 31, 2006

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	December 31,
	2005	2004

Assets

Real estate
Land	$32,770,566	$28,446,210
Buildings and improvements	141,018,810	113,551,420

	173,789,376	141,997,630

Less accumulated depreciation	(19,824,386)	(15,450,416)

Real estate, net	153,964,990	126,547,214

Cash and cash equivalents	848,998	631,978

Escrows and acquisition deposits	5,307,663	4,978,362

Note receivable	628,936	655,035

Receivables
Accounts receivable, net of allowance for doubtful accounts of $472,875 and $342,690 in 2005 and 2004, respectively	1,248,985	1,008,621
Accrued rent receivable	2,593,060	2,594,933
Due from affiliates	3,180,663	3,300,202

Receivables, net	7,022,708	6,903,756

Deferred costs, net	3,004,218	2,797,294

Prepaid expenses and other assets	684,536	103,301

Total assets	$171,462,049	$142,616,940

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets (continued)

	December 31,
	2005	2004

Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$73,025,535	$57,226,111
Accounts payable and accrued expenses	4,063,126	3,354,610
Due to affiliates	350,865	675,861
Tenants’ security deposits	1,440,864	1,066,147
Prepaid rent	470,248	254,765
Offering proceeds escrowed	1,559,439	1,471,696
Dividends payable	1,525,460	1,230,281
Other liabilities	1,026,914	1,019,363

Total liabilities	83,462,451	66,298,834

Minority interests of unit holders in Operating Partnership, 5,808,337 units at December 31, 2005 and 2004	34,272,074	36,489,114

Commitments and contingencies	—	—

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2005 and 2004	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 8,913,654 and 7,010,146 issued and outstanding at December 31, 2005 and 2004, respectively	8,914	7,010
Additional paid-in capital	62,560,077	45,527,152
Accumulated deficit	(8,841,467)	(5,705,170)

Total shareholders’ equity	53,727,524	39,828,992

Total liabilities and shareholders’ equity	$171,462,049	$142,616,940

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

	Year Ended December 31,
	2005	2004	2003

Revenues
Rental income	$20,072,597	$18,426,558	$16,656,340
Tenants’ reimbursements	4,634,715	4,612,408	3,948,821
Interest and other income	511,921	444,691	367,790

Total revenues	25,219,233	23,483,657	20,972,951

Expenses
Operation and maintenance	3,227,481	2,838,618	2,505,756
Interest expense	3,769,636	2,664,135	1,323,378
Real estate taxes	2,980,709	2,595,346	2,050,738
Insurance	455,577	459,801	509,498
Electricity, water and gas utilities	1,587,439	817,484	805,772
Management and partnership and asset management fees to an affiliate	1,405,587	1,339,822	1,232,127
General and administrative	1,224,946	1,139,060	1,065,416
Depreciation	4,373,970	3,986,136	3,728,925
Amortization	1,724,905	1,237,286	1,029,122
Bad debt expense (recoveries)	130,185	(8,060)	213,250

Total operating expenses	20,880,435	17,069,628	14,463,982

Income before minority interests	4,338,798	6,414,029	6,508,969

Minority interests in Operating Partnership	(1,890,616)	(2,990,410)	(3,034,795)

Net income	$2,448,182	$3,423,619	$3,474,174

Net income per common share	$0.310	$0.488	$0.496

Weighted-average shares outstanding	7,887,749	7,010,146	7,010,146

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2002	7,010,146	$7,010	$45,527,152	$(2,785,244)	$42,748,918

Net income	—	—	—	3,474,174	3,474,174

Dividends	—	—	—	(4,907,108)	(4,907,108)

Balance, December 31, 2003	7,010,146	7,010	45,527,152	(4,218,178)	41,315,984

Net income	—	—	—	3,423,619	3,423,619

Dividends	—	—	—	(4,910,611)	(4,910,611)

Balance, December 31, 2004	7,010,146	7,010	45,527,152	(5,705,170)	39,828,992

Issuance of common stock for cash, net of $1,981,276 offering costs	1,865,557	1,866	16,672,428	—	16,674,294

Issuance of shares under dividend reinvestment plan at $9.50 per share	37,951	38	360,497	—	360,535

Net income	—	—	—	2,448,182	2,448,182

Dividends	—	—	—	(5,584,479)	(5,584,479)

Balance, December 31, 2005	8,913,654	$8,914	$62,560,077	$(8,841,467)	$53,727,524

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$2,448,182	$3,423,619	$3,474,174
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,373,970	3,986,136	3,728,925
Amortization	1,724,905	1,237,286	1,029,122
Minority interests in Operating Partnership	1,890,616	2,990,410	3,034,795
Equity in income of real estate partnership	—	(209,737)	—
Bad debt expense (recoveries)	130,185	(8,060)	213,250
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(329,301)	(317,739)	(223,663)
Receivables	(368,676)	(1,105,425)	(387,143)
Due from affiliates	(205,457)	297,810	(939,038)
Deferred costs	(1,588,018)	(952,756)	(978,398)
Prepaid expenses and other assets	(590,978)	352,586	(15,336)
Accounts payable and accrued expenses	708,514	30,149	23,215
Tenants’ security deposits	374,717	4,938	(60,295)
Prepaid rent	215,483	(198,656)	88,828

Net cash provided by operating activities	8,784,142	9,530,561	8,988,436

Cash flows used in investing activities:
Additions to real estate	(31,791,746)	(10,276,996)	(8,242,179)
Investment in real estate partnership	—	(9,033,561)	—
Distributions received from real estate partnership	9,743	9,233,555	—
Issuance of note receivable	—	—	(290,000)
Collections of note receivable	26,099	31,968	22,997

Net cash used in investing activities	(31,755,904)	(10,045,034)	(8,509,182)

Cash flows from financing activities:
Dividends paid	(5,289,300)	(4,907,107)	(4,907,108)
Distributions paid to OP unit holders	(4,100,105)	(4,065,839)	(4,065,840)
Proceeds from stock offering	17,034,829	1,471,696	—
Proceeds from stock offering escrowed	87,743	(1,471,974)	—
Proceeds from notes payable	46,725,322	19,013,180	6,353,182
Proceeds from payment of note payable to affiliate	—	—	(3,278,000)
Repayments of notes payable	(30,925,898)	(9,430,029)	—
Payments of loan origination costs	(343,809)	(42,163)	(94,500)

Net cash provided by (used in) financing activities	23,188,782	567,764	(5,992,266)

Net increase (decrease) in cash	217,020	53,291	(5,513,012)

Cash and cash equivalents at beginning of year	631,978	578,687	6,091,699

Cash and cash equivalents at end of year	$848,998	$631,978	$578,687

Supplemental disclosure of cash flow information

Debt assumed in connection with acquisition of properties	$—	$—	$6,550,000

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 1 - Summary of Significant Accounting Policies

Description of business and nature of operations

Hartman Commercial Properties REIT (“HCP”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing office and retail properties. In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (see Note 11). Hartman, HCP’s Chairman of the Board of Trustees, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years. HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. HCP and the Operating Partnership are collectively referred to herein as the “Company.” HCP currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. Hartman Management, L.P. (the “Management Company”), a company wholly owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations. As of December 31, 2005, 2004 and 2003, the Company owned and operated 37, 34 and 33 office and retail properties in and around Houston, Dallas and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership. As of December 31, 2005, HCP owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements of HCP include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than the Company. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2005 and 2004 consist of demand deposits at commercial banks and money market funds.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 1 - Summary of Significant Accounting Policies (Continued)

Due from affiliates

Due from affiliates include amounts owed to the Company from Hartman operated limited partnerships and other entities.

Escrows and acquisition deposits

Escrow deposits include escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, maintenance and capital expenditures. Escrow deposits also include the proceeds of the Public Offering until investors are admitted as shareholders as described in Note 11. The balance in the Public Offering escrow account was $1,559,439 at December 31, 2005 as follows:

Gross offering proceeds	$1,560,100
Less discounts	(661)
Balance in escrow account at December 31, 2005	$1,559,439

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of December 31, 2005.

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

December 31, 2005

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

December 31, 2005

Note 1 - Summary of Significant Accounting Policies (Continued)

Concentration of risk

Substantially all of the Company’s revenues are obtained from office, office-warehouse and retail locations in the Houston, Dallas and San Antonio, Texas metropolitan areas. The Company maintains cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the federally insured limits, although no losses have been incurred in connection with such cash balances.

Comprehensive income

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” in 1999. For the years presented, the Company did not have significant amounts of comprehensive income.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” This statement requires companies to categorize share based payment as either liability or equity awards. For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled. Equity classified awards are measured at the grant-date fair value and are not remeasured. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Awards issued, modified or settled after the effective date will be measured and recorded in accordance with SFAS No. 123R. On April 14, 2005, the SEC adopted a new rule that defers the effective date of SFAS No. 123R and allows companies to implement the provisions of SFAS 123R at the beginning of their next fiscal year.  Management believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 2 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

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

On March 14, 2005, the Company acquired from an unrelated party one multi-tenant office building comprising approximately 106,169 square feet of GLA. The property was acquired for cash in the amount of approximately $5,500,000 plus closing costs.

On August 10, 2005, the Company acquired from an unrelated party one multi-tenant office building comprising approximately 125,874 square feet of GLA. The property was acquired for cash in the amount of approximately $7,980,000 plus closing costs.

On November 22, 2005, the Company acquired from an unrelated party one multi-tenant office building comprising approximately 253,981 square feet of GLA. The property was acquired for cash in the amount of approximately $16,950,000 plus closing costs.

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

December 31, 2005

Note 2 - Real Estate (Continued)

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 2 - Real Estate (Continued)

At December 31, 2005, the Company owned 37 commercial properties in the Houston, Dallas and San Antonio, Texas areas comprising approximately 3,121,000 square feet of GLA.

Note 3 - Investment in Real Estate Partnership

During January 2004, the Company contributed approximately $9,000,000 to Hartman Gulf Plaza Acquisitions LP, a Texas limited partnership, in which it is a limited partner with a 73.11% percentage interest. On January 30, 2004, the partnership purchased Gulf Plaza, a 120,651 square foot office building located in Houston, Texas. The purpose of the partnership is to acquire and sell tenant-in-common interests in the building. The Company had received approximately $9,200,000 in distributions from the partnership for the year ended December 31, 2004.

The Company’s equity in income of the partnership of $0 and $209,737 for the years ended December 31, 2005 and 2004 respectively, is included in other income on the consolidated statement of income. The partnership owns a one-percent tenant-in-common interest in the building.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 5 - Deferred Costs

Deferred costs consist of the following:

	December 31,
	2005	2004

Leasing commissions	$5,921,323	$4,333,305
Deferred financing costs	1,829,191	1,485,381

	7,750,514	5,818,686

Less: accumulated amortization	(4,746,296)	(3,021,392)

	$3,004,218	$2,797,294

A summary of expected future amortization of deferred costs is as follows:

Years Ended December 31,
2006	$776,083
2007	675,970
2008	458,703
2009	313,239
2010	213,928
Thereafter	566,295
$3,004,218

Note 6 - Future Minimum Lease Income

The Company leases the majority of its office and retail properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2005 is as follows:

Years Ended December 31,
2006	$19,518,573
2007	16,775,309
2008	13,219,848
2009	9,536,569
2010	6,513,033
Thereafter	17,240,829
$82,804,161

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 7 - Debt

Notes payable

Mortgages and other notes payable consist of the following:

	December 31,
	2005	2004
Mortgages and other notes payable	$40,050,441	$40,526,111
Revolving loan secured by ownership in properties	32,975,094	16,700,000
Total	$73,025,535	$57,226,111

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and a maturity date of January 1, 2006, extendable for an additional two years. Effective as of February 28, 2006 we extended the loan to January 1, 2008. During the initial term, the loan bore interest at 2.5% over a 30-day LIBOR (6.79% and 4.79% at December 31, 2005 and 2004, respectively) computed on the basis of a 360-day year. During the extension term the interest rate will be 3.0% over 30-day LIBOR. Interest only payments are due monthly and the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity. The Company capitalized loan costs of $1,271,043 financed from the proceeds of the refinancing and amortized the costs fully over the initial term of the loan. The security documents related to the mortgage loan contain a covenant that requires Hartman REIT Operating Partnership II, L.P., a wholly owned subsidiary formed for the purpose of this credit facility, to maintain adequate capital in light of its contemplated operations. This covenant and the other restrictions provided for in the credit facility do not affect Hartman REIT Operating Partnership II, L.P.’s ability to make distributions to the Company.

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company could, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement matured in June, 2005 and provided for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan was secured by then owned and otherwise unencumbered properties and could also be secured by properties acquired with the proceeds drawn from the facility. The Company was required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan. The loan could be prepaid at any time without penalty. The Company paid off and closed this credit facility during June 2005.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 7 - Debt (Continued)

On June 2, 2005, the Company finalized a new revolving credit facility with a consortium of banks. The facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a new wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. Presently there are 18 properties owned by HROP III.

The current limit of the credit facility is $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The Company entered into this credit facility to refinance the $25,000,000 loan described above, to finance property acquisitions and for general corporate purposes.

As of December 31, 2005 the balance outstanding under the facility was $32,975,094 and the availability to draw was $17,024,906.

Outstanding amounts under the credit facility accrue interest computed (at the Company’s option) at either the LIBOR or the Alternative Base Rate on the basis of a 360 day year, plus the applicable margin as determined from the following table:

Total Leverage Ratio	LIBOR Margin	Alternative Base Rate Margin
Less than 60% but greater than or equal to 50%	2.40%	1.15%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.00%

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus .5%. LIBOR loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. The effective interest rate as of December 31, 2005 was 5.68% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

On March 27, 2006 the Company executed an interest rate swap, dated as of March 16, 2006, for the purpose of hedging variable interest rate exposure, in compliance with the requirements of the loan agreement. The lender waived default for the fact that the hedge was not executed within six months of closing, as required by the loan agreement.

As of December 31, 2005, the Company was in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%.  As this violation constitutes an event of default, the lenders have the right to accelerate payment of this credit facility.  As of December 31, 2005, and continuing through March 31, 2006 the Company had not received a waiver from the required majority of the consortium of banks in the credit facility.  The Company is currently in discussions to receive such waiver, and as the violation constitutes less than 0.4%, management believes that the Company will receive such waiver.  However, there can be no assurance that management will be successful in its negotiations to obtain a waiver.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property. The balance at December 31, 2005 was $5,610,441. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 7 - Debt (Continued)

Anual maturities of notes payable, including the revolving loan, are as follows:

Year Ended December 31,
2006	$5,610,441
2007	—
2008	67,415,094
$73,025,535

Note payable to affiliate

In November 2002, the Company issued a $3,278,000 note payable bearing interest at 4.25% per annum to Houston R.E. Income Properties XVI, Ltd., a related party operated by Hartman. The note was secured by property and was due upon demand with interest only payments due monthly. The note was repaid in the second quarter of 2003.

Supplemental cash flow information

The Company made cash payments for interest on debt of $3,788,471, $2,728,985 and $1,321,758 for the years ended December 31, 2005, 2004 and 2003, respectively.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 8 - Earnings Per Share

Basic earnings per share is computed using net income to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units convertible into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the years ended December 31, 2005, 2004 and 2003 are 5,808,337 OP units as their inclusion would be antidilutive.

	Year Ended December 31,
	2005	2004	2003

Basic and diluted earnings per share
Weighted average common shares outstanding	7,887,749	7,010,146	7,010,146
Basic and diluted earnings per share	$0.310	$0.488	$0.496
Net income	$2,448,182	$3,423,619	$3,474,174

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

For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2005	2004	2003

Ordinary income (unaudited)	62.6%	67.7%	24.8%
Return of capital (unaudited)	37.4%	32.3%	75.2%
Capital gain distributions (unaudited)	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 10 - Related-Party Transactions

In January 1999, the Company entered into a property management agreement with the Management Company. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined. After September 1, 2004, the Company pays the Management Company management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area. The Company expects these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of commercial office buildings and approximately 5% of Gross Revenues for the management of retail and office-warehouse properties. Effective September 1, 2004, the Company entered into an advisory agreement with the Management Company which provides that the Company pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services. The Company incurred total management, partnership and asset management fees of $1,405,587, $1,339,822 and $1,232,127 for the years ended December 31, 2005, 2004 and 2003, respectively, of which $111,286 and $54,331 were payable at December 31, 2005 and 2004, respectively.

During July 2004, the Company amended certain terms of its Declaration of Trust. Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter. Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in management fees.

Under the provisions of the property management agreements, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company. At December 31, 2005 and 2004, $51,675 and $188,772, respectively, was payable to the Management Company related to these reimbursable costs.

In consideration of leasing the properties, the Company also pays the Management Company leasing commissions of 6% for leases originated by the Management Company and 4% for expansions and renewals of existing leases based on Effective Gross Revenues from the properties. The Company incurred total leasing commissions to the Management Company of $1,588,018, $952,756 and $978,398 for the years ended December 31, 2005, 2004 and 2003, respectively, of which $78,744 and $232,343 were payable at December 31, 2005 and 2004, respectively.

The fees payable to the Management Company under the new agreements effective September 1, 2004 were not intended to be significantly different from those that would have been payable under the previous agreement. Upon actual calculation, the asset management fee under the new agreement was significantly higher. The Management Company waived the excess of the fee for the period September 1, 2004 through December 31, 2005 in perpetuity.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 10 - Related-Party Transactions (Continued)

In connection with the Public Offering described in Note 11, the Company reimburses the Management Company up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by the Management Company on behalf of the Company.   The Company pays its dealer manager, through the Management Company by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering.  The Company incurred total fees of $929,819 for the year ended December 31, 2005. Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

Also in connection with the Public Offering described in Note 11, the Management Company also receives an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for the Company. The Company will capitalize this acquisition fee and allocate it to the purchase price of properties acquired with offering proceeds. The Company incurred total fees of $373,111 for the year ended December 31, 2005. At December 31, 2005 and 2004, $109,160 and $200,415, respectively, were payable to the Management Company relating to organization and offering expenses, dealer manager fees and acquisition fees.

The Management Company paid the Company $110,042, $106,824 and $106,789 for office space in 2005, 2004 and 2003, respectively. Such amounts are included in rental income in the consolidated statements of income.

HCP’s day-to-day operations are strategically directed by the Board of Trustees and implemented through the Management Company. Hartman is HCP’s Board Chairman and sole owner of the Management Company. Hartman was owed $47,478 and $47,386 in dividends payable on his common shares at December 31, 2005 and 2004, respectively. Hartman owned 3.0%, 3.9% and 3.4% of the issued and outstanding common shares of the Company as of December 31, 2005, 2004 and 2003, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 7 and 11.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 11 - Shareholders’ Equity

In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. Under its Articles of Amendment and Restatement in effect, HCP has authority to issue 400,000,000 common shares of beneficial interest, $0.001 par value per share, and 50,000,000 preferred shares of beneficial interest, $0.001 par value per share. All capital stock amounts, share and per share information in the accompanying consolidated financial statements and the related notes to consolidated financial statements reflect this recapitalization.

On September 15, 2004, HCP’s Registration Statement on Form S-11, with respect to a public offering (the “Public Offering”) of up to 10,000,000 common shares of beneficial interest to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to HCP’s dividend reinvestment plan to be offered at a price of $9.50 per share. The shares are offered to investors on a best efforts basis. Post-Effective Amendment No. 1 to the Registration Statement was declared effective by the SEC on June 27, 2005 and Post-Effective Amendment No. 2 to the Registration Statement was declared effective by the SEC on March 9, 2006.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 11 - Shareholders’ Equity (Continued)

As of December 31, 2005, 1,865,557 shares had been issued pursuant to the Public Offering with offering proceeds received of $16,674,294, net of offering costs of $1,981,276. An additional 37,951 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totalling $360,535.  An additional 156,010 shares, with gross offering proceeds of $1,559,439, were issued during 2006 related to subscriptions received in December 2005.

All net proceeds of the Public Offering are contributed by HCP to the Operating Partnership in exchange for OP Units. The Operating Partnership uses the proceeds to acquire additional properties and for general working capital purposes. In accordance with the Operating Partnership’s Agreement of Limited Partnership, in exchange for the contribution of net proceeds from sales of stock, HCP received an equivalent number of HROP Units as shares of stock that are sold.

At December 31, 2005 and 2004, Hartman and the Board of Trustees collectively owned 5.95% and 8.22%, respectively of HCP’s outstanding shares.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. In connection with the reorganization discussed above, OP Unit holders received 1.42857 OP Units for each OP Unit previously held. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of December 31, 2005 and 2004 there were 14,360,503 and 12,456,995, respectively, OP Units outstanding. HCP owned 8,552,166 and 6,648,658 Units as of December 31, 2005 and 2004. HCP’s weighted-average share ownership in the Operating Partnership was approximately 56.44%, 53.37% and 53.37% during the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, Hartman and the Board of Trustees collectively owned 7.82% and 9.50%, respectively, of the Operating Partnership’s outstanding units.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 11 - Shareholders’ Equity (Continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units (after giving effect to the recapitalization) related to the years ended December 31, 2005 and 2004.

HCP Shareholders
Dividend/Distribution per Common Share	Date Dividend Payable	Total Amount Payable
0.0583	4/15/04	$408,762
0.0583	5/15/04	408,762
0.0584	6/15/04	409,253
0.0583	7/15/04	408,762
0.0583	8/15/04	408,762
0.0584	9/15/04	409,253
0.0583	10/15/04	408,692
0.0583	11/15/04	408,692
0.0584	12/15/04	409,392
0.0583	1/15/05	408,692
0.0583	2/15/05	408,692
0.0589	3/15/05	412,897
0.0589	4/15/05	412,931
0.0589	5/15/05	429,416
0.0590	6/15/05	439,453
0.0589	7/15/05	445,621
0.0589	8/15/05	452,396
0.0590	9/15/05	460,581
0.0589	10/15/05	467,260
0.0589	11/15/05	470,627
0.0590	12/15/05	480,737
0.0589	1/15/06	489,019
0.0589	2/15/06	509,475
0.0590	3/15/06	526,966

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 11 - Shareholders’ Equity (Continued)

OP Unit Holders Including Minority Unit Holders
Dividend/Distribution per OP Unit	Date Dividend Payable	Total Amount Payable

0.0583	1/15/04	$726,368
0.0583	2/15/04	726,368
0.0584	3/15/04	727,240
0.0583	4/15/04	726,368
0.0583	5/15/04	726,368
0.0584	6/15/04	727,240
0.0583	7/15/04	726,368
0.0583	8/15/04	726,368
0.0584	9/15/04	727,240
0.0583	10/15/04	726,243
0.0583	11/15/04	726,243
0.0584	12/15/04	727,488
0.0583	1/15/05	726,243
0.0583	2/15/05	726,243
0.0589	3/15/05	733,717
0.0589	4/15/05	733,748
0.0589	5/15/05	748,498
0.0590	6/15/05	758,154
0.0589	7/15/05	762,996
0.0589	8/15/05	768,976
0.0590	9/15/05	776,345
0.0589	10/15/05	782,136
0.0589	11/15/05	785,388
0.0590	12/15/05	802,101
0.0589	01/15/06	809,838
0.0589	02/15/06	830,294
0.0590	03/15/06	848,042

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 12 - Incentive Share Plan

The Company has adopted an Employee and Trust Manager Incentive Share Plan (the “Incentive Share Plan”) to (i) furnish incentives to individuals chosen to receive share-based awards because they are considered capable of improving operations and increasing profits; (ii) encourage selected persons to accept or continue employment with the Company; and (iii) increase the interest of employees and Trustees in the Company’s welfare through their participation and influence on the growth in value of the common shares. The class of eligible persons that can receive grants of incentive awards under the Incentive Share Plan consists of key employees, directors, non-employee trustees, members of the Management Company and consultants as determined by the compensation committee of the Board of Trustees. The total number of common shares that may be issued under the Incentive Share Plan is an amount of shares equal to 5% of the outstanding shares on a fully diluted basis. As of December 31, 2005, no options or awards to purchase common shares have been granted under the Incentive Share Plan.

Under SFAS No. 123, “Accounting for Stock Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company is permitted to either record compensation expense for incentive awards granted to employees and directors based on their fair value on the date of grant or to apply the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and recognize compensation expense, if any, to the extent that the fair market value of the underlying stock on the grant date exceeds the exercise price of the award granted. Compensation expense for awards granted to employees and directors is currently based on the intrinsic value method. For awards granted to non-employees, such as Trustees, employees of the Management Company, and consultants, the Company currently records expense based on the award’s fair value on its date of grant as required by SFAS 123 and SFAS 148. Pursuant to SFAS 123R, discussed in Note 1, the Company will determine upon the award of any shared-based payments whether the award should be categorized as an equity award or a liability award, and account for each accordingly.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 14 - Segment Information

Management does not differentiate by property types and because no individual property is so significant as to be a separate segment, the Company does not present segment information.

Note 15 - Pro Forma Financial Information (Unaudited)

During 2005 the Company acquired two office buildings for $24,930,000 that the Company considers to be material. The pro forma financial information for the years ended December 31, 2005 and 2004 is based on the historical statements of the Company after giving effect to the acquisitions as if such acquisitions took place on January 1, 2004.

The pro forma financial information shown below is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisition had been in effect at the date indicated, nor does it purport to be indicative of the results that may be achieved in the future.

	Year Ended December 31, 2005	Year Ended December 31, 2004

Pro forma revenues	$27,518,098	$27,500,345
Pro forma net income available to
common shareholders	$2,240,150	$3,307,715
Pro forma basic and diluted earnings per
common share	$0.284	$0.471

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005

Note 16 - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$6,312,640	$6,270,409	$6,204,629	$6,431,555
Income before minority interests	1,521,681	1,339,869	894,172	583,076
Minority interest in income	(697,237)	(593,383)	(382,662)	(217,334)
Net income	824,444	746,486	511,510	365,742
Basic and diluted earnings per share	$0.114	$0.097	$0.064	$0.035

2004
Revenues	$5,486,426	$6,095,742	$5,922,856	$5,978,633
Income before minority interests	1,384,807	1,792,127	1,493,760	1,743,335
Minority interest in income	(645,689)	(835,606)	(696,464)	(812,651)
Net income	739,118	956,521	797,296	930,684
Basic and diluted earnings per share	$0.105	$0.136	$0.114	$0.133

Hartman Commercial Properties REIT and Subsidiary

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged (Recoveries Credited) to Expense	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2005	$342,690	$130,185	$-	$472,875
Year ended December 31, 2004	$350,750	$(8,060)	$-	$342,690
Year ended December 31, 2003	$391,500	$213,250	$(254,000)	$350,750

Hartman Commercial Properties REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period (1) (2)
Name	Description	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total

Holly Knight	Retail	$319,981	$1,292,820	$38,226	-	$319,981	$1,331,046	$1,651,027
Kempwood Plaza	Retail	733,443	1,798,433	941,766	-	733,443	2,740,199	3,473,642
Bissonnet Beltway	Retail	414,515	1,946,808	162,650	-	414,515	2,109,458	2,523,973
Interstate 10	Office-warehouse	207,903	3,700,169	258,711	-	207,903	3,958,880	4,166,783
West Belt Plaza	Office-warehouse	567,805	2,165,204	318,666	-	567,805	2,483,870	3,051,675
Greens Road	Retail	353,604	1,283,613	97,778	-	353,604	1,381,391	1,734,995
Town Park	Retail	849,529	2,911,206	198,963	-	849,529	3,110,169	3,959,698
Webster Point	Retail	720,336	1,150,029	75,253	-	720,336	1,225,282	1,945,618
Centre South	Retail	481,201	1,595,997	386,964	-	481,201	1,982,961	2,464,162
Torrey Square	Retail	1,981,406	2,970,911	378,109	-	1,981,406	3,349,020	5,330,426
Dairy Ashford	Office-warehouse	225,544	1,211,476	90,854	-	225,544	1,302,330	1,527,874
Main Park	Office-warehouse	1,327,762	2,721,075	496,123	-	1,327,762	3,217,198	4,544,960
Northeast Square	Retail	564,927	2,007,585	283,436	-	564,927	2,291,021	2,855,948
Plaza Park	Office-warehouse	901,602	3,293,514	247,948	-	901,602	3,541,462	4,443,064
Northwest Place	Office-warehouse	110,790	978,554	27,365	-	110,790	1,005,919	1,116,709
Lion Square	Retail	1,546,010	4,289,098	281,567	-	1,546,010	4,570,665	6,116,675
Zeta Building	Office	637,180	1,819,409	152,200	-	637,180	1,971,609	2,608,789
Royal Crest	Office	508,850	1,355,215	129,852	-	508,850	1,485,067	1,993,917
Featherwood	Office	368,283	2,591,026	479,721	-	368,283	3,070,747	3,439,030
South Richey	Retail	777,720	2,584,167	231,926	-	777,720	2,816,093	3,593,813
Corporate Park Woodland	Office-warehouse	651,549	5,376,813	516,690	-	651,549	5,893,503	6,545,052
South Shaver	Retail	184,368	632,635	192,875	-	184,368	825,510	1,009,878
Providence	Retail	917,936	3,674,732	476,520	-	917,936	4,151,252	5,069,188
Corporate Park Northwest	Office-warehouse	1,533,940	6,305,599	453,026	-	1,533,940	6,758,625	8,292,565
Bellnot Square	Retail	1,154,239	4,638,055	53,643	-	1,154,239	4,691,698	5,845,937
Corporate Park West	Office-warehouse	2,555,289	10,507,691	338,354	-	2,555,289	10,846,045	13,401,334
Westgate	Office-warehouse	672,303	2,775,879	137,630	-	672,303	2,913,509	3,585,812
Garden Oaks	Retail	1,285,027	5,292,755	185,828	-	1,285,027	5,478,583	6,763,610
Westchase	Retail	422,745	1,750,555	240,132	-	422,745	1,990,687	2,413,432
Sunridge	Retail	275,534	1,186,037	58,295	-	275,534	1,244,332	1,519,866
Holly Hall	Office-warehouse	607,519	2,515,881	20,803	-	607,519	2,536,684	3,144,203
Brookhill	Office-warehouse	185,659	787,605	166,014	-	185,659	953,619	1,139,278
Windsor Park	Retail	2,620,500	10,482,000	-	-	2,620,500	10,482,000	13,102,500
SugarPark Plaza	Retail	1,781,211	7,124,846	20,098	-	1,781,211	7,144,944	8,926,155
Woodlake Plaza	Office	1,106,541	4,426,169	108,582	-	1,106,541	4,534,751	5,641,292
9101 LBJ Freeway	Office	1,597,190	6,077,820	-	-	1,597,190	6,077,820	7,675,010
Uptown Tower	Office	1,620,625	15,550,861	-	-	1,620,625	15,550,861	17,171,486

TOTAL		$32,770,566	$132,772,242	$8,246,568	$-	$32,770,566	$141,018,810	$173,789,376

Hartman Commercial Properties REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

(Continued)

Name	Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life

Holly Knight	Retail	$338,536		8/1/00	5-39 years
Kempwood Plaza	Retail	834,002		2/2/99	5-39 years
Bissonnet Beltway	Retail	616,715		1/1/99	5-39 years
Interstate 10	Office-warehouse	1,184,715		1/1/99	5-39 years
West Belt Plaza	Office-warehouse	768,161		1/1/99	5-39 years
Greens Road	Retail	356,008		1/1/99	5-39 years
Town Park	Retail	818,353		1/1/99	5-39 years
Webster Point	Retail	256,690		1/1/00	5-39 years
Centre South	Retail	512,427		1/1/00	5-39 years
Torrey Square	Retail	618,091		1/1/00	5-39 years
Dairy Ashford	Office-warehouse	335,129		1/1/99	5-39 years
Main Park	Office-warehouse	902,119		1/1/99	5-39 years
Northeast Square	Retail	541,413		1/1/99	5-39 years
Plaza Park	Office-warehouse	762,163		1/1/00	5-39 years
Northwest Place	Office-warehouse	198,531		1/1/00	5-39 years
Lion Square	Retail	911,889		1/1/00	5-39 years
Zeta Building	Office	394,162		1/1/00	5-39 years
Royal Crest	Office	346,036		1/1/00	5-39 years
Featherwood	Office	779,583		1/1/00	5-39 years
South Richey	Retail	575,481		8/25/99	5-39 years
Corporate Park Woodland	Office-warehouse	1,257,607	11/1/00		5-39 years
South Shaver	Retail	239,183		12/17/99	5-39 years
Providence	Retail	584,646		3/30/01	5-39 years
Corporate Park Northwest	Office-warehouse	832,896		1/1/02	5-39 years
Bellnot Square	Retail	537,795		1/1/02	5-39 years
Corporate Park West	Office-warehouse	1,276,672		1/1/02	5-39 years
Westgate	Office-warehouse	367,747		1/1/02	5-39 years
Garden Oaks	Retail	680,428		1/1/02	5-39 years
Westchase	Retail	298,180		1/1/02	5-39 years
Sunridge	Retail	138,815		1/1/02	5-39 years
Holly Hall	Office-warehouse	291,896		1/1/02	5-39 years
Brookhill	Office-warehouse	191,030		1/1/02	5-39 years
Windsor Park	Retail	509,792		12/16/03	5-39 years
SugarPark Plaza	Retail	266,500		9/8/04	5-39 years
Woodlake Plaza	Office	102,958		3/14/05	5-39 years
9101 LBJ Freeway	Office	89,990		8/10/05	5-39 years
Uptown Tower	Office	108,047		11/22/05	5-39 years

TOTAL		$19,824,386

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, 2005 follows:

	2005	2004	2003
Balance at beginning of period	$141,997,630	$131,720,634	$117,029,136
Additions during the period
Acquisitions	30,379,206	8,906,057	13,102,500
Improvements	1,412,540	1,370,939	1,588,998
	31,791,746	10,276,996	14,691,498
Deductions - cost of real estate sold	—	—	—
Balance at close of period	$173,789,376	$141,997,630	$131,720,634

(2)	The aggregate cost of real estate for federal income tax purposes is $142,764,149.

Hartman Commercial Properties REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

3.1
Declaration of Trust of Hartman Commercial Properties REIT, a Maryland real estate investment trust (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A, Commission File No. 333-111674, filed on May 24, 2004)

3.2
Articles of Amendment and Restatement of Declaration of Trust of Hartman Commercial Properties REIT (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/A, Commission File No. 333-111674, filed on July 29, 2004)

3.3	Bylaws (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.1
Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.2
Amended and Restated Property Management Agreement (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004, filed on March 31, 2005)

10.3	Advisory Agreement (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

10.4
Certificate of Formation of Hartman REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.5
Limited Liability Company Agreement of Hartman REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.6
Agreement of Limited Partnership of Hartman REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.7
Promissory Note, dated December 20, 2002, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed as and incorporated by reference to Exhibit 10.7 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

Exhibit No.	Description

10.8
Deed of Trust and Security Agreement, dated December 20, 2002, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed as and incorporated by reference to Exhibit 10.8 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.9
Loan Agreement between Hartman REIT Operating Partnership, L.P. and Union Planter’s Bank, N.A. (previously filed as and incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s General Form for Registration of Securities on Form 10, filed on August 6, 2003)

10.10+
Employee and Trust Manager Incentive Plan (previously filed and incorporated by reference to Exhibit 10.9 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.11+
Summary Description of Hartman Commercial Properties REIT Trustee Compensation Arrangements (previously filed and incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

10.12	Form of Agreement and Plan of Merger and Reorganization (previously filed as and incorporated by reference to the Registrant’s Proxy Statement, filed on April 29, 2004)

10.13
Dealer Manager Agreement (previously filed and as incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-50256, Central Index Key No. 0001175535, filed on March 31, 2005)

10.14	Escrow Agreement (previously filed as and incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

10.15
Form of Amendment to the Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.16
Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders), dated June 2, 2005 (previously filed as and incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.17
Form of Revolving Credit Note under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.18
Guaranty under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

Exhibit No.	Description

10.19
Form of Negative Pledge Agreement under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.20
Form of Collateral Assignment of Partnership Interests under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.21
Modification Agreement, dated as of February 28, 2006, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 3, 2006)

10.22*	Interest Rate Swap Agreement dated as of March 16, 2006, between Hartman REIT Operating Partnership, L.P. Hartman REIT Operating Partnership III LP, and KeyBank National Association.

14.1*	Code of Business Conduct

21.1
List of subsidiaries of Hartman Commercial Properties REIT (previously filed as and incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive and Financial Officers

________________________

*  Filed herewith.

+  Denotes management contract or compensatory plan or arrangement.