Form 10-Q
period 2006-03-31
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2006-05-12
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(713) 467-2222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The number of the registrant’s Common Shares of Beneficial Interest outstanding at April 30, 2006 was 9,484,960.

		Page

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (unaudited)	3
	Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2006 (unaudited) and for the Year Ended December 31, 2005	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 ( unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	32
Item 6.	Exhibits	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate
Land	$32,770,566	$32,770,566
Buildings and improvements	141,344,762	141,018,810
	174,115,328	173,789,376
Less accumulated depreciation	(21,182,002)	(19,824,386)
Real estate, net	152,933,326	153,964,990

Cash and cash equivalents	1,715,364	848,998

Escrows and acquisition deposits	4,525,647	5,307,663

Note receivable	622,135	628,936

Receivables
Accounts receivable, net of allowance for doubtful accounts of $463,585 and $472,875 as of March 31, 2006 and December 31, 2005, respectively	1,259,745	1,248,985
Accrued rent receivable	2,691,821	2,593,060
Due from affiliates	3,240,968	3,180,663

Receivables, net	7,192,534	7,022,708

Deferred costs, net	3,189,336	3,004,218

Prepaid expenses and other assets	1,194,604	684,536

Total assets	$171,372,946	$171,462,049

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Balance Sheets (continued)

	March 31, 2006	December 31, 2005
	(Unaudited)
Liabilities and Shareholders’ Equity
Liabilities
Notes payable	$73,316,704	$73,025,535
Accounts payable and accrued expenses	1,425,780	4,063,126
Due to affiliates	308,669	350,865
Tenants’ security deposits	1,467,069	1,440,864
Prepaid rent	428,160	470,248
Offering proceeds escrowed	1,303,480	1,559,439
Dividends payable	1,631,724	1,525,460
Other liabilities	1,026,914	1,026,914

Total liabilities	80,908,500	83,462,451

Minority interests of unit holders in Operating Partnership; 5,808,337 units at March 31, 2006 and December 31, 2005	33,744,495	34,272,074

Commitments and contingencies	-	-

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 9,346,440 and 8,913,654 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	9,346	8,914
Additional paid-in capital	66,420,123	62,560,077
Accumulated deficit	(9,709,518)	(8,841,467)

Total shareholders’ equity	56,719,951	53,727,524

Total liabilities and shareholders’ equity	$171,372,946	$171,462,049

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues
Rental income	$5,976,726	$4,777,193
Tenants’ reimbursements	1,380,329	1,359,938
Interest and other income	153,316	175,509

Total revenues	7,510,371	6,312,640

Expenses
Operation and maintenance	1,017,455	756,465
Interest expense	1,307,569	770,060
Real estate taxes	865,455	729,032
Insurance	133,758	104,759
Electricity, water and gas utilities	512,103	219,610
Property management and asset management fees to an affiliate	412,249	359,003
General and administrative	449,526	317,439
Depreciation	1,357,616	1,028,878
Amortization	201,220	337,728
Bad debt expense (recoveries)	(9,290)	167,985

Total expenses	6,247,661	4,790,959

Income before minority interests	1,262,710	1,521,681

Minority interests in Operating Partnership	(499,335)	(697,237)

Net income	$763,375	$824,444

Net income per common share	$0.083	$0.114

Weighted-average shares outstanding	9,211,711	7,247,162

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2004	7,010,146	$7,010	$45,527,152	$(5,705,170)	$39,828,992

Issuance of common stock for cash, net of offering costs	1,865,557	1,866	16,672,428	-	16,674,294

Issuance of shares under dividend reinvestment plan at $9.50 per share	37,951	38	360,497	-	360,535

Net income	-	-	-	2,448,182	2,448,182

Dividends	-	-	-	(5,584,479)	(5,584,479)

Balance, December 31, 2005	8,913,654	8,914	62,560,077	(8,841,467)	53,727,524

Issuance of common stock for cash, net of offering costs	412,133	412	3,663,862	-	3,664,274

Issuance of shares under dividend reinvestment plan at $9.50 per share	20,653	20	196,184	-	196,204

Net income	-	-	-	763,375	763,375

Dividends	-	-	-	(1,631,426)	(1,631,426)

Balance, March 31, 2006	9,346,440	$9,346	$66,420,123	$(9,709,518)	$56,719,951

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$763,375	$824,444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,357,616	1,028,878
Amortization	201,220	337,728
Minority interests in Operating Partnership	499,335	697,237
Equity in income of real estate partnership	—	(12,038)
Bad debt expense (recoveries)	(9,290)	167,985
Changes in operating assets and liabilities:
Escrows and acquisition deposits	782,016	2,658,203
Receivables	(100,231)	(272,506)
Due to/from affiliates	(102,501)	(277,974)
Deferred costs	(386,338)	(266,588)
Prepaid expenses and other assets	(510,068)	(187,488)
Accounts payable and accrued expenses	(2,637,346)	(1,985,568)
Tenants’ security deposits	26,205	34,972
Prepaid rent	(42,088)	47,839

Net cash provided by (used in) operating activities	(158,095)	2,795,124

Cash flows used in investing activities:
Additions to real estate	(325,952)	(5,797,994)
Distributions received from real estate partnership	—	9,743
Repayment of note receivable	6,801	3,005

Net cash used in investing activities	(319,151)	(5,785,246)

Cash flows from financing activities:
Dividends paid	(1,525,162)	(1,230,281)
Distributions paid to OP unit holders	(1,026,914)	(1,019,363)
Proceeds from issuance of common shares	3,860,478	3,804,786
Proceeds from stock offering escrowed	(255,959)	(334,006)
Proceeds from notes payable	530,406	4,200,000
Repayments of notes payable	(239,237)	(1,665,237)

Net cash provided by financing activities	1,343,612	3,755,899

Net increase in cash and cash equivalents	866,366	765,777

Cash and cash equivalents at beginning of period	848,998	631,978

Cash and cash equivalents at end of period	$1,715,364	$1,397,755

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 1 -	Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2005 are derived from the audited consolidated financial statements of the Company (defined below) at that date. The unaudited financial statements at March 31, 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) and its subsidiary as of March 31, 2006 and results of operations and cash flows for the three month period ended March 31, 2006. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Annual Report on Form 10-K.

Description of business and nature of operations

HCP was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing retail, office/warehouse and office properties. In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (see Note 8). Hartman, HCP’s Chairman of the Board of Trustees, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years. HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. HCP and the Operating Partnership are collectively referred to herein as the “Company.” HCP currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations. As of March 31, 2006 and December 31, 2005, the Company owned and operated 37 retail, office/warehouse and office properties in and around Houston, Dallas and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership. As of March 31, 2006 and December 31, 2005, HCP owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than HCP. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 1 -	Summary of Significant Accounting Policies (continued)

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2006 and December 31, 2005 consist of demand deposits at commercial banks and money market funds.

Due from affiliates

Due from affiliates include amounts owed to the Company from Hartman-operated limited partnerships and other entities.

Escrows and acquisition deposits

Escrow deposits include escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, maintenance and capital expenditures and escrow of proceeds of the Public Offering described in Note 8 prior to shares being issued for those proceeds. Acquisition deposits include earnest money deposits on future acquisitions.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of March 31, 2006 and December 31, 2005.

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
March 31, 2006

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

Federal income taxes

The Company is qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and is therefore not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status. The Company believes it has continuously met these conditions since reaching 100 shareholders in 1999 (see Note 6).

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

Derivative Instruments

The Company has initiated a program designed to manage exposure to interest rate fluctuations by entering into financial derivative instruments. The primary objective of this program is to comply with debt covenants on a credit facility. The Company entered into an interest rate swap agreement with respect to amounts borrowed under certain of our credit facilities, which effectively exchanges existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR rates.

Changes in the market value of the derivative instruments and in the market value of the hedged items are recorded in earnings each reporting period. For items that are appropriately classified as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the market value of the instrument and in the market value of the hedged item are recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 1 -	Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. Investment securities are carried at fair market value or at amounts that approximate fair market value. The fair value of the Company’s debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements. The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the financial institution would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 1 -	Summary of Significant Accounting Policies (continued)

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement will be effective beginning the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently assessing the impact and timing of adoption of SFAS 155.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” (“SFAS 156”) which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Adoption of SFAS 156 is required for financial periods beginning after September 15, 2006. The Company is currently assessing the impact and timing of adoption of SFAS 156, but does not expect the standard to have a material impact on the consolidated financial statements.

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

The purchase prices the Company pays for the properties it acquires are determined by, among other procedures, estimating the amount and timing of expected cash flows from the acquired properties, discounted at market rates. This process in general also results in the assessment of fair value for each property.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 2 -	Real Estate (continued)

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

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 2 -	Real Estate (continued)

At March 31, 2006 and December 31, 2005, the Company owned and operated 37 commercial properties in the Houston, Dallas and San Antonio, Texas areas comprising approximately 3,121,000 square feet of GLA.

Note 3 -	Interest Rate Swap

Effective March 16, 2006, the Company executed an interest rate swap used to mitigate the risks associated with adverse movements in interest rates which might affect expenditures.  The Company has not designated this derivative contract as a hedge, and as such, the change in the fair value of the derivative is recognized currently in earnings.  This derivative instrument has a total notional amount of $30,000,000, and matures monthly through March, 2008.  As of March 31, 2006, the fair value of this instrument is $-0- and as such, is not reflected in the consolidated balance sheet.

Note 4 -	Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	March 31, 2006	December 31, 2005

Mortgages and other notes payable	$39,925,217	$40,050,441
Revolving loan secured by properties	32,975,094	32,975,094
Insurance premium finance note	416,393	-

Total	$73,316,704	$73,025,535

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and having a maturity date of January 1, 2006, extendable for an additional two years. Effective as of February 28, 2006 we extended the loan to January 1, 2008. During the initial term, the loan bore interest at 2.5% over a 30-day LIBOR (6.79% at December 31, 2005) computed on the basis of a 360-day year. During the extension term the interest rate will be 3.0% over 30-day LIBOR (7.63% at March 31, 2006). Interest only payments are due monthly and the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.

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

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000 secured by the property. The balance at March 31, 2006 was $5,485,217. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 4 -	Debt (continued)

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

As of March 31, 2006 and December 31, 2005 the balance outstanding under the facility was $32,975,094 and the availability to draw was $17,024,906.

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

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus .5%. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. The effective interest rate as of March 31, 2006 was 6.65% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

As of December 31, 2005, the Company was in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. As this violation constitutes an event of default, the lenders had the right to accelerate payment of this credit facility. However, on May 8, 2006 the Company received a waiver from the required majority of the consortium banks in the credit facility and also entered into a modification of the loan agreement whereby the covenant was amended though December 31, 2006. As amended, the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not exceed 107% for the three months ended March 31, 2006 and June 30, 2006. The Company is now in compliance with the covenant, as amended.

The Company financed its comprehensive insurance premium with a note in the amount of $757,175 payable in 10 equal monthly installments of $75,718, which includes interest at 5.49%. The note is secured by unearned insurance premiums and will be paid in full in December 2006.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 4 -	Debt (continued)

As of March 31, 2006, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended March 31,

2007	$5,901,610
2008	67,415,094

$73,316,704

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $1,307,569 and $770,060 for the three months ended March 31, 2006 and 2005, respectively.

Note 5 -	Earnings Per Share

Basic earnings per share is computed using net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units convertible into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the three months ended March 31, 2006 and 2005 are 5,808,337 OP Units as their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2006	2005
Basic and diluted earnings per share

Weighted average common shares outstanding	9,211,711	7,247,162

Basic and diluted earnings per share	$0.083	$0.114

Net income	$763,375	$824,444

Note 6 -	Federal Income Taxes

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

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 6 -	Federal Income Taxes (continued)

For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the year ended December 31, 2005:

2005

Ordinary income (unaudited)	62.6%
Return of capital (unaudited)	37.4%
Capital gain distributions (unaudited)	0.0%

Total	100.0%

Note 7 -	Related-Party Transactions

In January 1999, the Company entered into a property management agreement with the Management Company. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined. After September 1, 2004, the Company pays the Management Company property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area. The Company expects these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of office buildings and approximately 5% of Gross Revenues for the management of retail and office/industrial properties. Effective September 1, 2004, the Company entered into an advisory agreement with the Management Company which provides that the Company pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services. The Company incurred total management, partnership and asset management fees of $412,249 and $359,003 for the three months ended March 31, 2006 and 2005, respectively. Such fees in the amounts of $139,153 and $111,286 were payable to the Management Company at March 31, 2006 and December 31, 2005, respectively.

The aggregate fees and reimbursements payable to the Management Company under the new agreements effective September 1, 2004 were not intended to be significantly different from those that would have been payable under the previous agreement. Upon actual calculation, the asset management fee under the new agreement was significantly higher. The Management Company waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity.

During July 2004, the Company amended certain terms of its Declaration of Trust. Under the amended terms, the Management Company may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter. Reimbursements, if any, from the Management Company are recorded on a quarterly basis as a reduction in property management fees.

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company. At March 31, 2006 and December 31, 2005, $21,193 and $51,675, respectively, were payable to the Management Company related to these reimbursable costs.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 7 -	Related-Party Transactions (continued)

In consideration of leasing the properties, the Company also pays the Management Company leasing commissions for leases originated by the Management Company and for expansions and renewals of existing leases. The Company incurred total leasing commissions to the Management Company of $386,338 and $266,588 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, $57,102 and $78,744, respectively, were payable to the Management Company relating to leasing commissions.

In connection with the Public Offering described in Note 8, the Company reimburses the Management Company up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by the Management Company on behalf of the Company. The Company pays its dealer manager, through the Management Company by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering. The Company incurred total fees of $193,236 and $273,241 for the three months ended March 31, 2006 and 2005, respectively. Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

Also in connection with the Public Offering described in Note 8, the Management Company receives an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for the Company. The Company will capitalize this acquisition fee and allocate it to the purchase price of properties acquired with offering proceeds. The Company incurred total acquisition fees to the Management Company of $77,294 and $109,296 for the three months ended March 31, 2006 and 2005. At March 31, 2006 and December 31, 2005, $91,221 and $109,160, respectively, were payable to the Management Company relating to organization and offering expenses, dealer manager fees and acquisition fees.

The Management Company paid $23,974 and $26,856 to the Company for office space during the three months ended March 31, 2006 and 2005, respectively. Such amounts are included in rental income in the consolidated statements of income.

HCP’s day-to-day operations are strategically directed by the Board of Trust Managers and implemented through the Management Company. HCP owns substantially all of its real estate properties through the Operating Partnership. Hartman is the HCP’s Board Chairman and sole owner of the Management Company and Terry L. Henderson, a trustee and Chief Financial Officer of HCP, also serves as Chief Financial Officer of the Management Company. Hartman was owed $47,729 and $47,478 in dividends payable on his common shares at March 31, 2006 and December 31, 2005, respectively. Hartman owned 2.9% and 3.0% of the issued and outstanding common shares of the Company as of March 31, 2006 and December 31, 2005, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Note 8.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 8 -	Shareholders’ Equity

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

On September 15, 2004, HCP’s Registration Statement on Form S-11, with respect to a public offering (the “Public Offering”) of up to 10,000,000 common shares of beneficial interest to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to HCP’s dividend reinvestment plan to be offered at a price of $9.50 per share. The shares are offered to investors on a best efforts basis. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

As of March 31, 2006, 2,277,690 shares had been issued pursuant to the Public Offering with net offering proceeds received of $ 20,338,568. An additional 58,604 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $556,739.

At March 31, 2006 and December 31, 2006, Hartman and the Board of Trustees collectively owned 5.67% and 5.95%, respectively, of HCP’s outstanding shares.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of HCP. In connection with the reorganization discussed above, OP Unit holders received 1.42857 OP Units for each OP Unit previously held. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of March 31, 2006 and December 31, 2005, after giving effect to the recapitalization, there were 14,793,289 and 14,360,503 OP Units outstanding, respectively. HCP owned 8,984,952 and 8,552,166 Units as of March 31, 2006 and December 31, 2005, respectively. HCP’s weighted-average share ownership in the Operating Partnership was approximately 60.38% and 56.44% during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2006, Hartman and the Board of Trustees collectively owned 7.59% and 7.82% of the Operating Partnership’s outstanding units.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 8 -	Shareholders’ Equity (continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units declared with respect to the three months ended March 31, 2006 and the year ended December 31, 2005:

HCP Shareholders
Dividend per Common Share	Date Dividend Payable	Total Amount Payable

$0.0589	4/15/05	$412,931
0.0589	5/15/05	429,416
0.0590	6/15/05	439,453
0.0589	7/15/05	445,621
0.0589	8/15/05	452,396
0.0590	9/15/05	460,581
0.0589	10/15/05	467,260
0.0589	11/15/05	470,627
0.0590	12/15/05	480,737
0.0589	1/15/06	489,019
0.0589	2/15/06	509,475
0.0590	3/15/06	526,966
0.0589	4/15/06	535,420
0.0589	5/15/06	543,576
0.0590	6/15/06	552,430

OP Unit Holders Including Minority Unit Holders
Distribution per OP Unit	Date Distribution Payable	Total Amount Payable

$0.0589	4/15/05	$733,748
0.0589	5/15/05	748,498
0.0590	6/15/05	758,154
0.0589	7/15/05	762,996
0.0589	8/15/05	768,976
0.0590	9/15/05	776,345
0.0589	10/15/05	782,136
0.0589	11/15/05	785,388
0.0590	12/15/05	802,101
0.0589	1/15/06	809,838
0.0589	2/15/06	830,294
0.0590	3/15/06	848,033
0.0589	4/15/06	856,239
0.0589	5/15/06	864,395
0.0590	6/15/06	873,793

On April 25, 2006, the Board of Trustees of HCP declared a dividend of $0.15 per common share for the second quarter of 2006, which will be paid in three monthly payments of $0.05 per share on or about July 1, August 1, and September 1, 2006. Distributions to HROP OP Units are the same amount per unit as HCP dividends per share. This represents a decrease from the dividend/distributions declared in the first quarter of 2006 of $0.1768 per common share. The Board’s decision was based upon the Company’s lower occupancy and earnings during 2005 and the first quarter of 2006.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

Note 9 -	Commitments and Contingencies

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

Note 10 -	Segment Information

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

Overview

We own 37 commercial properties, consisting of 19 retail centers, 12 office/warehouse properties and six office buildings. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. As of March 31, 2006, we had 765 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 2.55% of our total revenues for the three months ended March 31, 2006. Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We have no employees and we do not manage our properties. Our properties and day-to-day operations are managed by Hartman Management, L.P. (the “Management Company”) under a management agreement.

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

▪
except as otherwise specifically provided, all costs and expenses incurred by the Management Company in fulfilling its duties for the account of and on behalf of us. Such costs and expenses shall include the wages and salaries and other employee-related expenses of all on-site and off-site employees of the Management Company who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.

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

The fees payable to the Management Company under the agreements effective September 1, 2004 were not intended to be significantly different from those that would have been payable under the previous agreements. Upon actual calculation, the asset management fee under the new agreement was significantly higher. The Management Company waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity.

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

Basis of Consolidation. We are the sole general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership”) and possess full legal control and authority over its operations. As of March 31, 2006 and December 31, 2005, we owned a majority of the partnership interests in the Operating Partnership (“OP Units”). Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2006 and December 31, 2005.

Purchase Price Allocation. We estimate the fair value of acquired tangible assets by valuing the acquired property as if it were vacant. The “as-if-vacant” value (limited to the purchase price) is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. We record above-market and below-market in-place lease values for purchased properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Because most of our leases are relatively short term, have inflation or other scheduled rent escalations, and cover periods during which there have been few, and generally insignificant, pricing changes in the specific properties’ markets, the properties we have acquired have not been subject to leases with terms materially different than then-existing market-level terms.

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

Liquidity and Capital Resources

General. We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space. During the three months ended March 31, 2006, our cash flows used in operating activities were $158,095, and we paid total distributions of approximately $2.55 million. Therefore, we had a cash flow shortage of approximately $2.7 million. We funded this shortage with cash from borrowings under our KeyBank credit facility. This shortage resulted from decreased revenues and lower occupancy rates beginning in the third quarter of 2005, as well as increased interest expenses associated with rising interest rates and increased borrowings. Management has recently implemented new initiatives aimed at increasing occupancy and cash flows. In addition, on April 25, 2006, our Board voted to decrease the dividend on our common shares for the second quarter of 2006 by approximately 15% to alleviate cash flow shortages. Therefore, we anticipate that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

Public Offering. As reflected in Note 8 to the financial statements, on September 15, 2004, our Registration Statement on Form S-11 with respect to our ongoing, best efforts public offering of up to 10,000,000 common shares of beneficial interest at a price of $10.00 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. The shares are offered to investors on a best efforts basis. As of March 31, 2006, 2,336,294 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $23,333,638. For a more detailed discussion of the results of the Public Offering through the end of the first quarter and our application of the offering proceeds through such date, see Part II, Item 2 of this report.

Cash and Cash Equivalents. We had cash and cash equivalents of $1,715,364 on March 31, 2006 as compared to $848,998 on December 31, 2005. The increase was principally due to the temporary investment of proceeds from sales of common shares pursuant to the Public Offering prior to utilizing such proceeds for either buying properties, improving properties, reducing debt or supplying working capital. We generally do not maintain large cash balances, but rather utilize cash on hand for one of the foregoing purposes or for making distributions to shareholders. We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Our Debt for Borrowed Money. In December 2002, we refinanced most of our debt with a credit facility from GMAC Commercial Mortgage Corporation. The loan is secured by, among other things, 18 of our properties, which are held by Hartman REIT Operating Partnership II, L.P., a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by Hartman REIT Operating Partnership II, L.P., all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties. We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place. We may prepay the loan without penalty. As of March 31, 2006, the outstanding principal balance under this facility was $34,440,000.

We are required to make monthly interest payments under this credit facility. During the initial term of the note, indebtedness under the credit facility bore interest at LIBOR plus 2.5% computed on the basis of a 360 day year, adjusted monthly. The interest rate was 6.79% as of December 31, 2005. We are not required to make any principal payments prior to the loan’s maturity. The credit facility matured on January 1, 2006, and we elected the option, subject to certain conditions, of extending the facility for an additional two-year period. We entered into a Modification Agreement on February 28, 2006 which extended the term of the credit facility to January 1, 2008. During the extension term, indebtedness under the credit facility bears interest at LIBOR plus 3.0%, computed on the basis of a 360 day year, adjusted monthly. In no event shall the interest rate be lower than 4.32% during the extension term. The interest rate was 7.63% as of March 31, 2006.

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

The security documents related to the note contain a covenant that requires Hartman REIT Operating Partnership II, L.P. to maintain adequate capital in light of its contemplated business operations. We believe that this covenant and the other restrictions provided for in our credit facility will not affect or limit Hartman REIT Operating Partnership II, L.P.’s ability to make distributions us. The note and the security documents related thereto also contain customary events of default, including, without limitation, payment defaults, bankruptcy-related defaults and breach of covenant defaults. These covenants only apply to Hartman REIT Operating Partnership II, L.P. and do not impact the other operations of the Operating Partnership, including the operation of our properties that do not secure this debt.

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property. The balance at March 31, 2006 was $5,485,217. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

On June 2, 2005, the Operating Partnership finalized a revolving line of credit facility with a consortium of banks led by KeyBank National Association (“KeyBank”). The credit facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a wholly-owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the credit facility. Presently there are 18 properties owned by HROP III.

The current limit of the credit facility is $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The purpose of the credit facility was to refinance the Operating Partnership’s previous loan with Regions Bank (formerly Union Planter’s Bank, N.A.), to finance property acquisitions and for general corporate purposes. As of March 31, 2006, the balance outstanding under the facility was $32,975,094, of which $18,650,000 was used to pay off the principal balance owing under the Regions Bank loan. Based upon the required ratios explained below, the remaining availability under the facility as of March 31, 2006 was $17,024,906.

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

The Alternative Base Rate equals a floating rate equal to the higher of KeyBank’s Base Rate or Federal Funds Rate plus 0.5%. Interest is due monthly in arrears, computed on the actual number of days elapsed over a 360-day year. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. In the event of default, interest will be calculated as above plus 2%. The effective interest rate as of March 31, 2006 was 6.65% per annum.

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

The Company must hedge all variable rate debt above $40 million until the point in which the ratio of variable rate debt to fixed rate debt is 50% of total debt and maintain such hedges during any period in which variable rate debt exceeds 50% of total debt. On March 27, 2006 the Company executed an interest rate swap dated as of March 16, 2006 for the purpose of hedging variable interest rate exposure, in compliance with the requirements of the loan agreement. The lender waived default for the fact that the hedge was not executed within six months of closing, as required by the loan agreement.

As of December 31, 2005, we were in violation of the covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. As this violation constitutes an event of default, our lenders had the right to accelerate payment of the credit facility. However, on May 8, 2006 the Company received a waiver from the required majority of the consortium banks in the credit facility and also entered into a modification of the loan agreement whereby the covenant was amended though December 31, 2006. As amended, the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not exceed 107% for the three month periods ending March 31, 2006 and June 30, 2006. The Company is now in compliance with the covenant, as amended.

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

Total Contractual Cash Obligations. A summary of our contractual cash obligations, as of March 31, 2006 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations	$73,316,704	$5,901,610	$67,415,094	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$73,316,704	$5,901,610	$67,415,094	—	—

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

Common Share Dividends. We declared the following dividends to our shareholders with respect to the first quarter of 2005 through the first quarter of 2006, payable in three monthly installments after the end of each respective quarter:

Month Paid or Payable	Total Amount of Dividends Paid or Payable	Dividends Per Share
April 2005	$412,931	$0.0589
May 2005	429,416	0.0589
June 2005	439,453	0.0590
July 2005	445,621	0.0589
August 2005	452,396	0.0589
September 2005	460,581	0.0590
October 2005	467,260	0.0589
November 2005	470,627	0.0589
December 2005	480,737	0.0590
January 2006	489,019	0.0589
February 2006	509,475	0.0589
March 2006	526,966	0.0590
April 2006	535,420	0.0589
May 2006	543,576	0.0589
June 2006	552,430	0.0590

Average Per Quarter		$0.1768

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including the Company, with respect to the first quarter of 2005 through the first quarter of 2006, payable in three monthly installments after the end of each respective quarter:

Month Paid or Payable	Total Amount of Distributions Paid or Payable	Distributions Per Unit
April 2005	$733,748	$0.0589
May 2005	748,498	0.0589
June 2005	758,154	0.0590
July 2005	762,996	0.0589
August 2005	768,976	0.0589
September 2005	776,345	0.0590
October 2005	782,136	0.0589
November 2005	785,388	0.0589
December 2005	802,101	0.0590
January 2006	809,838	0.0589
February 2006	830,294	0.0589
March 2006	848,033	0.0590
April 2006	856,239	0.0589
May 2006	864,395	0.0589
June 2006	873,793	0.0590

Average Per Quarter		$0.1768

On April 25, 2006, our Board declared a dividend of $0.15 per common share for the second quarter of 2006, which will be paid in three monthly payments of $0.05 per share on or about July 1, August 1, and September 1, 2006. Distributions to HROP OP Units are the same amount per unit as dividends per share on our common shares. This represents a decrease from the dividend/distributions declared in the first quarter of 2006 of $0.1768 per common share. The Board’s decision was based upon the Company’s lower occupancy and earnings during 2005 and the first quarter of 2006.

Results of Operations

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

General.

The following table provides a general comparison of our results of operations for the quarters ended March 31, 2005 and March 31, 2006:

	March 31, 2005	March 31, 2006
Number of properties owned and operated	35	37
Aggregate gross leasable area (sq. ft.)	2,741,232	3,121,037
Occupancy rate	86%	83%
Total revenues	$6,312,640	$7,510,371
Total expenses	4,790,959	6,247,661
Income before minority interests	1,521,681	1,262,710
Minority interests in the Operating Partnership	(697,237)	(499,335)
Net income	824,444	763,375

Revenues.

We had rental income, tenant reimbursements and other income of $7,510,371 for the three months ended March 31, 2006, as compared to revenues of $6,312,640 for the three months ended March 31, 2005, an increase of $1,197,731, or 19%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during the first quarter of 2006 as compared to the first quarter of 2005 was due to an increase in the amount of rent charged at some locations and the purchase of additional properties. Our occupancy rate at March 31, 2006 was 83%, as compared to 86% at March 31, 2005 and our average annualized revenue was $9.63 per square foot in the first quarter of 2006, as compared to an average annualized revenue of $9.36 per square foot in the first quarter of 2005.

We had interest and other income of $153,316 for the three months ended March 31, 2006, as compared to $175,509 for the three months ended March 31, 2005, a decrease of $22,193, or 13%. We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments. The decrease in interest and other income during the first quarter of 2006 as compared to 2005 resulted primarily from decreases in non-rent income such as late fees and deposit forfeitures.

Expenses.

Our total expenses, including interest expense and depreciation and amortization expense, were $6,247,661 for the three months ended March 31, 2006, as compared to $4,790,959 for the three months ended March 31, 2005, an increase of $1,456,702, or 30%. We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations. General and administrative expenses were approximately 6% of total revenues for the first quarter of 2006, as compared to approximately 5% of total revenues for the first quarter of 2005, because we incurred more legal and accounting fees during the first quarter of 2006.

The increase in our operating expenses during the first quarter of 2006 was a result of increased maintenance, interest, real estate taxes, utilities, insurance and depreciation expenses, primarily due to new property acquisitions. This increase was partially offset by a decrease of $313,783 in the categories of bad debt and amortization expenses.

The amount we pay the Management Company under our property management agreement is based in part on our property revenues. As a result of our increased revenues in the first quarter of 2006 and additional properties, management fees were $412,249 in the first quarter of 2006, as compared to $359,003 in the first quarter of 2005, an increase of $53,246, or 15%.

Our interest expense increased by $537,509, or 70%, in the first quarter of 2006 as compared to the first quarter of 2005. Our average outstanding debt, predominantly subject to floating interest rates, increased from $57,916,758 in the first quarter of 2005 to $73,151,491 in the first quarter of 2006, and the average interest rate associated with this debt increased from 5.30% in the first quarter of 2005 to 7.15% in the first quarter of 2006. In March 2006, we executed an interest rate swap to hedge $30,000,000 of our variable-rate debt against future increases in interest rates.

General and administrative expenses increased $132,087, or 42%, in the first quarter of 2006 as compared to the first quarter of 2005. This was primarily the result of an increase in office expense.

Net Income.

Income provided by operating activities before minority interests was $1,262,710 for the quarter ended March 31, 2006, as compared to $1,521,681 for the quarter ended March 31, 2005, a decrease of $258,971, or 17%. Net income for the quarter ended March 31, 2006 was $763,375, as compared to $824,444 for the quarter ended March 31, 2005, a decrease of $61,069, or 7%. The decrease resulted from the increases in various expenses, as discussed above.

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

We have no significant off-balance sheet arrangements as of March 31, 2006 and December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates. As of March 31, 2006, we had $67,415,000 of indebtedness outstanding under these facilities, $37,415,000 of which was not hedged to protect against rising interest rates. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $374,150 annually.

Item 4.	Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

As reported in our annual report on Form 10-K for the year ended December 31, 2005, our independent registered public accounting firm, in the course of the audit of our 2005 financial statements, brought to management’s attention two material weaknesses in our internal controls: (1) Inadequate controls and procedures in place to effectively identify and monitor amendments to lease agreements and (2) Inadequate controls and procedures in place to effectively identify and monitor tenant defaults where a lease commission has been recorded. As a result of these deficiencies, our accounting personnel may not be made aware of changes to lease agreements and tenant defaults that require recognition in our financial accounting records. Accordingly, errors in our accounting for revenue and amortization expense may occur and may not be detected. A material weakness (within the meaning of the Public Company Accounting Oversight Board Accounting Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that result in more than a remote risk that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.

Based upon that evaluation and the material weaknesses described above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings. During the period covered by this report, there have not been any changes to our internal control over financial reporting. The Company is in the process of remediating the material weaknesses and intends to engage an external consultant to assist management in establishing and maintaining adequate controls and remediating the identified material weaknesses.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Registration Statement on Form S-11 (SEC File No. 333-111674) was declared effective by the SEC on September 15, 2004 with respect to the ongoing Public Offering described in Note 8 to the Financial Statements included in Item 1 of this Report, of up to 10,000,000 shares of the Company’s common stock to the public at a price of $10 per share, plus up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share, and the Company commenced the Public Offering on such date. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

The 10,000,000 shares offered to the public in the Public Offering are being offered to investors on a best efforts basis by the dealer manager D.H. Hill Securities, LLP, which means that the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares.

As of March 31, 2006, an aggregate of 2,336,294 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $23,333,638. The Company’s application of such gross offering proceeds through March 31, 2006 was as follows:

Description of Use of Offering Proceeds	Amount of Proceeds so Utilized

Selling Commissions paid to broker/ dealers not affiliated with D.H. Hill Securities , LLP	$1,265,955
Selling Discounts	56,344
Dealer Manager Fee paid to D.H. Hill Securities , LLP	566,463
Offering expense reimbursements paid to the Management Company	569,423
Acquisition Fees paid to the Management Company	455,536
Total Offering Expenses	2,913,721
Net Offering Proceeds	20,419,917
Repayment of Lines of Credit	11,800,000
Used for Working Capital	8,619,917

Although the immediate use of $11,800,000 of proceeds of the offering was the repayment of the Company’s lines of credit, and the immediate use of $8,619,917 was for working capital, subsequent purchases of real estate assets were accomplished by re-drawing on the lines of credit and using working capital. Therefore, the ultimate use of $11,800,000 and $8,619,917 of offering proceeds may be regarded as being the acquisition of real estate assets.

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

Exhibit No.	Description
10.10
Employee and Trust Manager Incentive Plan (previously filed and incorporated by reference to Exhibit 10.9 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.11
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
10.15
Form of Amendment to the Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.16
Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders), dated June 2, 2005 (previously filed as and incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.17
Form of Revolving Credit Note under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.18
Guaranty under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.19
Form of Negative Pledge Agreement under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.20
Form of Collateral Assignment of Partnership Interests under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.21
Modification Agreement, dated as of February 28, 2006, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 3, 2006)

10.22
Interest Rate Swap Agreement dated as of March 16, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (previously filed and incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed March 31, 2006)

10.23*
Waiver and Amendment No. 1, dated May 8, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hartman Commercial Properties REIT
(Registrant)

Date: May 12, 2006	By:
/s/ Terry L. Henderson
Terry L. Henderson
Chief Financial Officer (Authorized officer of the registrant and principal financial officer)