Form 10-Q
period 2006-06-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2006-08-14
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of the registrant’s Common Shares of Beneficial Interest outstanding at July 31, 2006 was 9,774,388.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Real estate
Land	$32,770,566	$32,770,566
Buildings and improvements	141,803,741	141,018,810
	174,574,307	173,789,376
Less accumulated depreciation	(22,363,082)	(19,824,386)
Real estate, net	152,211,225	153,964,990

Cash and cash equivalents	2,657,866	848,998

Escrows and acquisition deposits	4,414,617	5,307,663

Note receivable	621,290	628,936

Receivables
Accounts receivable, net of allowance for doubtful
accounts of $590,525 and $472,875 as of June 30, 2006
and December 31, 2005, respectively	949,011	1,248,985
Accrued rent receivable	2,773,999	2,593,060
Due from affiliates	2,891,102	3,180,663

Receivables, net	6,614,112	7,022,708

Deferred costs, net	3,332,060	3,004,218

Prepaid expenses and other assets	1,195,931	684,536

Total assets	$171,047,101	$171,462,049

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED BALANCE SHEETS (cont.)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholders' Equity

Liabilities
Notes payable	$70,858,404	$73,025,535
Accounts payable and accrued expenses	2,241,951	4,063,126
Due to affiliates	175,245	350,865
Tenants' security deposits	1,531,448	1,440,864
Prepaid rent	580,355	470,248
Offering proceeds escrowed	582,616	1,559,439
Dividends payable	1,443,346	1,525,460
Other liabilities	871,250	1,026,914

Total liabilities	78,284,615	83,462,451

Minority interests of unit holders in Operating Partnership;
5,808,337 units at June 30, 2006
and December 31, 2005	33,417,786	34,272,074

Commitments and contingencies

Shareholders' equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at June 30, 2006 and December 31, 2005	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 9,709,871 and 8,913,654 issued and
oustanding at June 30, 2006 and December 31, 2005	9,710	8,914
Additional paid-in-capital	69,629,173	62,560,077
Accumulated deficit	(10,294,183)	(8,841,467)

Total shareholders' equity	59,344,700	53,727,524

Total liabilities and shareholders' equity	$171,047,101	$171,462,049

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenues
Rental income	$6,156,653	$5,041,536	$12,133,379	$9,818,729
Tenants' reimbursements	1,219,958	1,187,863	2,600,287	2,547,801
Interest and other income	400,239	41,009	553,555	216,519

Total revenues	7,776,850	6,270,408	15,287,221	12,583,049

Expenses
Operation and maintenance	1,057,584	791,033	2,075,039	1,547,498
Interest expense	1,402,913	911,737	2,710,482	1,681,797
Real estate taxes	968,991	835,991	1,834,446	1,565,023
Insurance	147,655	116,698	281,413	221,457
Electricity, water and gas utilities	600,635	253,585	1,112,738	473,195
Property management and asset
management fees to an affiliate	391,371	370,159	803,620	729,162
General and administrative	288,330	303,402	737,856	620,841
Depreciation	1,181,080	1,048,260	2,538,696	2,077,138
Amortization	207,928	398,100	409,147	735,828
Bad debt expense (recoveries)	127,440	(98,425)	118,150	69,560

Total expenses	6,373,927	4,930,540	12,621,587	9,721,499

Income before minority interests	1,402,923	1,339,868	2,665,634	2,861,550

Minority interests in Operating Partnership	(544,541)	(593,383)	(1,043,876)	(1,290,620)

Net income	858,382	746,485	1,621,758	1,570,930

Net income per common share	$0.089	$0.097	$0.172	$0.211

Weighted-average shares outstanding	9,603,104	7,675,191	9,407,407	7,461,176

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	7,010,146	$7,010	$45,527,152	$(5,705,170)	$39,828,992

Issuance of common stock for
cash, net of offering costs	1,865,557	1,866	16,672,428	-	16,674,294

Issuance of shares under dividend
reinvestment plan at $9.50 per share	37,951	38	360,497	-	360,535

Net income	-	-	-	2,448,182	2,448,182

Dividends	-	-	-	(5,584,479)	(5,584,479)

Balance, December 31, 2005	8,913,654	8,914	62,560,077	(8,841,467)	53,727,524

Issuance of common stock for
cash, net of offering costs	749,727	750	6,627,487	-	6,628,237

Issuance of shares under dividend
reinvestment plan at $9.50 per share	46,490	46	441,609	-	441,655

Net income	-	-	-	1,621,758	1,621,758

Dividends	-	-	-	(3,074,474)	(3,074,474)

Balance, June 30, 2006 (unaudited)	9,709,871	$9,710	$69,629,173	$(10,294,183)	$59,344,700

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,621,758	$1,570,930
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation	2,538,696	2,077,138
Amortization	409,147	735,828
Minority interests in Operating Partnership	1,043,876	1,290,620
Equity in income of real estate partnership	-	(6,685)
Bad debt expense (recoveries)	117,650	69,560
Fair value of derivative instrument	(195,755)	-
Changes in operating assets and liabilities:
Escrows and acquisition deposits	893,046	867,389
Receivables	1,385	(148,379)
Due from affiliates	113,941	(370,398)
Deferred costs	(617,447)	(1,024,800)
Prepaid expenses and other assets	(315,640)	(124,408)
Accounts payable and accrued expenses	(1,821,175)	(976,569)
Tenants' security deposits	90,584	134,266
Prepaid rent	110,107	239,616

Net cash provided by operating activities	3,990,173	4,334,108

Cash flows from investing activities:
Additions to real estate	(784,931)	(5,982,095)
Distributions received from real estate partnership	-	9,743
Repayment of note receivable	7,646	12,977

Net cash used in investing activities	(777,285)	(5,959,375)

Cash flows from financing activities:
Dividends paid	(3,156,588)	(2,512,081)
Distributions paid to OP unit holders	(2,053,828)	(2,046,277)
Proceeds from issuance of common shares	7,069,892	6,851,127
Proceeds from stock offering escrowed	(976,823)	(201,456)
Proceeds from notes payable	35,280,406	23,175,094
Repayments of notes payable	(37,447,537)	(22,932,894)
Payments of loan origination costs	(119,542)	(320,050)

Net cash provided by (used in) financing activities	(1,404,020)	2,013,463

Net increase in cash and cash equivalents	1,808,868	388,196

Cash and cash equivalents at beginning of period	848,998	631,978

Cash and cash equivalents at end of period	$2,657,866	$1,020,174

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 1 -	Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2005 are derived from the audited consolidated financial statements of the Company (defined below) at that date. The unaudited financial statements at June 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) and its subsidiary as of June 30, 2006 and results of operations for the three and six month periods ended June 30, 2006 and cash flows for the six month period ended June 30, 2006. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Annual Report on Form 10-K.

Description of business and nature of operations

HCP was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998 to consolidate and expand the real estate investment strategy of Allen R. Hartman (“Hartman”) in acquiring and managing retail, office/warehouse and office properties. In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. Hartman, HCP’s Chairman of the Board of Trustees, has been engaged in the ownership, acquisition, and management of commercial properties in the Houston, Texas, metropolitan area for over 20 years. HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. HCP and the Operating Partnership are collectively referred to herein as the “Company.” HCP currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. Hartman Management, L.P. (the “Management Company”), a company wholly-owned by Hartman, provides a full range of real estate services for the Company, including leasing and property management, accounting, asset management and investor relations. As of June 30, 2006 and December 31, 2005, the Company owned and operated 37 retail, office/warehouse and office properties in and around Houston, Dallas and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership. As of June 30, 2006 and December 31, 2005, HCP owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than HCP. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 1 -	Summary of Significant Accounting Policies

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 2006 and December 31, 2005 consist of demand deposits at commercial banks and money market funds.

Due from affiliates

Due from affiliates includes amounts owed to the Company from Hartman-operated limited partnerships and other entities.

Escrows and acquisition deposits

Escrow deposits include escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, maintenance and capital expenditures and escrow of proceeds of the Public Offering described in Note 6 prior to shares being issued for those proceeds. Acquisition deposits include earnest money deposits on future acquisitions.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of June 30, 2006 and December 31, 2005.

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
June 30, 2006

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

Changes in the market value of the derivative instruments and in the market value of the hedged items are recorded in earnings each reporting period. For items that are appropriately classified as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the market value of the instrument and in the market value of the hedged item are recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of June 30, 2006, the fair value of this instrument is $195,755 and is included in prepaid expenses and other assets in the consolidated balance sheet. Additionally, $195,755 is included in interest and other income on the consolidated statements of income for the six months ended June 30, 2006.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

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

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 2 and FASB Statement No. 3. (“SFAS 154”), This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after December 15, 2005 and did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement will be effective beginning the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently assessing the impact and timing of adoption of SFAS 155.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” (“SFAS 156”), which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Adoption of SFAS 156 is required for financial periods beginning after September 15, 2006. The Company is currently assessing the impact and timing of adoption of SFAS 156 but does not expect the standard to have a material impact on the consolidated financial statements.

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

Comprehensive income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display for comprehensive income and its components. For the periods presented, the Company did not have significant amounts of other comprehensive income.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 2 -	Interest Rate Swap

Effective March 16, 2006, the Company executed an interest rate swap used to mitigate the risks associated with adverse movements in interest rates which might affect expenditures. The Company has not designated this derivative contract as a hedge, and as such, the change in the fair value of the derivative is recognized currently in earnings. This derivative instrument has a total notional amount of $30,000,000, is at a fixed rate of 5.09% plus the LIBOR margin (see note 3), and matures monthly through March, 2008. As of June 30, 2006, the fair value of this instrument is $195,755 and is included in prepaid expenses and other assets in the consolidated balance sheet and interest and other income on the consolidated statements of income.

Note 3 -	Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	June 30,	December 31,
	2006	2005

Mortgages and other notes payable	$5,357,364	$40,050,441
Revolving loan secured by properties	65,225,094	32,975,094
Insurance premium finance note	275,946	-

Total	$70,858,404	$73,025,535

On June 30, 2003, the Company entered into a $25,000,000 loan agreement with a bank pursuant to which the Company could, subject to the satisfaction of certain conditions, borrow funds to acquire additional income producing properties. The revolving loan agreement matured in June 2005 and provided for interest payments at a rate, adjusted monthly, of either (at the Company’s option) 30-day LIBOR plus 225 basis points, or the bank’s prime rate less 50 basis points, with either rate subject to a floor of 3.75% per annum. The loan was secured by then owned and otherwise unencumbered properties and could also be secured by properties acquired with the proceeds drawn from the facility. The Company was required to make monthly payments of interest only, with the principal and all accrued unpaid interest being due at maturity of the loan. The loan could be prepaid at any time without penalty. The Company paid off and closed this credit facility during June 2005.

On June 2, 2005, the Company finalized a new revolving credit facility with a consortium of banks. The facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a new wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At that time, there were 18 properties owned by HROP III.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 3 -	Debt (continued)

The original limit of the credit facility was $50,000,000, and it may be increased to $100,000,000 as the borrowing base pool expands. The Company entered into this credit facility to refinance the $25,000,000 loan described above, to finance property acquisitions and for general corporate purposes.

On May 31, 2006, pursuant to the Revolving Credit Agreement, dated as of March 11, 2005, the Company requested to increase the limit of the credit facility by $25,000,000, so that the total credit facility will be $75,000,000.

On June 26, 2006, the Company conveyed ownership of 18 properties from Hartman REIT Operating Partnership II LP (“HROP II”) to HROP III in order to expand the borrowing base pool for the credit facility. At June 30, 2006, 36 properties were owned by HROP III.

On June 30, 2006, the Company drew down $34,750,000 on the line of credit to extinguish the three year floating rate mortgage loan described below and pay related legal and banking fees.

As of June 30, 2006 and December 31, 2005, the balance outstanding under the facility was $65,225,094 and $32,975,094, respectively, and the availability to draw was $9,774,906 and $17,024,906, respectively.

Outstanding amounts under the credit facility accrue interest computed (at the Company’s option) at either the LIBOR or the Alternative Base Rate on the basis of a 360 day year, plus the applicable margin as determined from the following table:

		Alternative Base
Total Leverage Ratio	LIBOR Margin	Rate Margin

Less than 60% but greater than or equal to 50%	2.40%	1.150%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.000%

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus .5%. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. The effective interest rate as of June 30, 2006 was 7.48% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

As of December 31, 2005, the Company was in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. As this violation constitutes an event of default, the lenders had the right to accelerate payment of this credit facility. However, on May 8, 2006 the Company received a waiver from the required majority of the consortium banks in the credit facility and also entered into a modification of the loan agreement whereby the covenant was amended though December 31, 2006. As amended, the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not exceed 107% for the three months ended March 31, 2006 and June 30, 2006, 104% for the three months ended September 30, 2006 and 100% for the three months ended December 31, 2006. The Company is now in compliance with the covenant, as amended, and expects to be in compliance in future quarters.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 3 -	Debt (continued)

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the Company’s properties and having a maturity date of January 1, 2006, extendable for an additional two years. Effective as of February 28, 2006 we extended the loan to January 1, 2008. During the initial term, the loan bore interest at 2.5% over a 30-day LIBOR (6.79% at December 31, 2005) computed on the basis of a 360-day year. During the extension term the interest rate will be 3.0% over 30-day LIBOR. Interest only payments are due monthly, and the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.

The security documents related to the mortgage loan contain a covenant that requires HROP II, a wholly owned subsidiary formed for the purpose of this credit facility, to maintain adequate capital in light of its contemplated operations. This covenant and the other restrictions provided for in the credit facility do not affect HROP II’s ability to make distributions to the Company. On June 30, 2006, the Company paid off the balance of this loan.

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000, secured by the property. The balance at June 30, 2006 was $5,357,364. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

The Company financed its comprehensive insurance premium with a note in the amount of $757,175 payable in 10 equal monthly installments of $75,718, which includes interest at 5.49%. The note is secured by unearned insurance premiums and will be paid in full in December 2006.

As of June 30, 2006, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended
June 30,

2007	$5,633,310
2008	65,225,094

$70,858,404

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $1,402,913 and $911,737 for the three months ended June 30, 2006 and 2005, respectively, and $2,710,482 and $1,681,797 for the six months ended June 30, 2006 and 2005, respectively.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 4 -	Earnings Per Share

Basic earnings per share is computed using net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units convertible into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the three and six months ended June 30, 2006 and 2005 are 5,808,337 OP Units as their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic and diluted earnings per share
Weighted average common
shares outstanding	9,603,104	7,675,191	9,407,407	7,461,176

Basic and diluted earnings per share	$0.089	$0.097	$0.172	$0.211

Net income	$858,382	$746,485	$1,621,758	$1,570,930

Note 5 -	Related-Party Transactions

In January 1999, the Company entered into a property management agreement with the Management Company. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid the Management Company a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined. After September 1, 2004, the Company pays the Management Company property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area. The Company expects these fees to be between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of office buildings and approximately 5% of Gross Revenues for the management of retail and office/industrial properties. Effective September 1, 2004, the Company entered into an advisory agreement with the Management Company which provides that the Company pay the Management Company a fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, per quarter for asset management services. The Company incurred total management, partnership and asset management fees of $391,371 and $370,159 for the three months ended June 30, 2006 and 2005, respectively, and $803,620 and $729,162 for the six months ended June 30, 2006 and 2005, respectively. Such fees in the amounts of $120,983 and $111,286 were payable to the Management Company at June 30, 2006 and December 31, 2005, respectively.

The aggregate fees and reimbursements payable to the Management Company under the new agreements effective September 1, 2004 were not intended to be significantly different from those that would have been payable under the previous agreement. Upon actual calculation, the asset management fee under the new agreement was significantly higher. The Management Company waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee, as calculated under the new agreement, was charged by the Management Company in the second quarter and has been reflected in the consolidated financial statements as of June 30, 2006.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 5 -	Related-Party Transactions (continued)

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

Under the provisions of the property management agreement, costs incurred by the Management Company for the management and maintenance of the properties are reimbursable to the Management Company. At June 30, 2006 and December 31, 2005, $144 and $51,675, respectively, were payable to the Management Company related to these reimbursable costs.

In consideration of leasing the properties, the Company also pays the Management Company leasing commissions for leases originated by the Management Company and for expansions and renewals of existing leases. The Company incurred total leasing commissions to the Management Company of $231,109 and $758,214 for the three months ended June 30, 2006 and 2005, respectively, and $617,447 and $1,024,800 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, $12,942 and $78,744, respectively, were payable to the Management Company relating to leasing commissions.

In connection with the Public Offering described in Note 6, the Company reimburses the Management Company up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by the Management Company on behalf of the Company. The Company pays its dealer manager, through the Management Company by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering. The Company incurred total fees of $133,090 and $174,249 for the three months ended June 30, 2006 and 2005, respectively, and $326,326 and $373,773 for the six months ended June 30, 2006 and 2005, respectively. Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares.

Also in connection with the Public Offering described in Note 6, the Management Company receives an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for the Company. The Company will capitalize this acquisition fee and allocate it to the purchase price of properties acquired with offering proceeds. The Company incurred total acquisition fees to the Management Company of $53,236 and $68,233 for the three months ended June 30, 2006 and 2005, respectively, and $130,530 and $154,775 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, $41,176 and $109,160, respectively, were payable to the Management Company relating to organization and offering expenses, dealer manager fees and acquisition fees.

The Management Company paid $24,720 and $26,856 to the Company for office space during the three months ended June 30, 2006 and 2005, respectively, and $46,960 and $53,112 for the six months ended June 30, 2006 and 2005, respectively. Such amounts are included in rental income in the consolidated statements of income.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 5 -	Related-Party Transactions (continued)

HCP’s day-to-day operations are strategically directed by the Board of Trustees (the “Board”) and implemented through the Management Company. HCP owns substantially all of its real estate properties through the Operating Partnership. Hartman is the HCP’s Board Chairman and sole owner of the Management Company, and David K. Holeman serves as Chief Financial Officer of the Management Company. Hartman was owed $40,494 and $47,478 in dividends payable on his common shares at June 30, 2006 and December 31, 2005, respectively. Hartman owned 2.8% and 3.0% of the issued and outstanding common shares of the Company as of June 30, 2006 and December 31, 2005, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets.

Note 6 -	Shareholders’ Equity

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

As of June 30, 2006, 2,615,284 shares had been issued pursuant to the Public Offering with net offering proceeds received of $23,302,531. An additional 84,441 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $802,190.

At June 30, 2006 and December 31, 2005, Hartman and the Board of Trustees collectively owned 5.46% and 5.95%, respectively, of HCP’s outstanding shares.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of HCP. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of June 30, 2006 and December 31, 2005, there were 15,156,720 and 14,360,503 OP Units outstanding, respectively. HCP owned 9,348,383 and 8,552,166 Units as of June 30, 2006 and December 31, 2005, respectively. HCP’s weighted-average share ownership in the Operating Partnership was approximately 61.41% and 55.49% during the three months ended June 30, 2006 and 2005, respectively, and 60.90% and 54.83% for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, Hartman and the Board of Trustees collectively owned 7.41% and 7.82% of the Operating Partnership’s outstanding units.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 6 -	Shareholders’ Equity (continued)

 Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units declared with respect to the six months ended June 30, 2006 and the year ended December 31, 2005:

HCP Shareholders
Dividend	Date Dividend	Total Amount
per Common Share	Payable	Payable

$0.0589	4/15/2005	$412,931
0.0589	5/15/2005	429,416
0.0590	6/15/2005	439,453
0.0589	7/15/2005	445,621
0.0589	8/15/2005	452,396
0.0590	9/15/2005	460,581
0.0589	10/15/2005	467,260
0.0589	11/15/2005	470,627
0.0590	12/15/2005	480,737
0.0589	1/15/2006	489,019
0.0589	2/15/2006	509,475
0.0590	3/15/2006	526,966
0.0589	4/15/2006	535,420
0.0589	5/15/2006	543,576
0.0590	6/15/2006	552,430
0.0500	7/15/2006	475,131
0.0500	8/15/2006	481,585
0.0500	9/15/2006	486,332

OP Unit Holders Including Minority Unit Holders
Distribution	Date Distribution	Total Amount
per OP Unit	Payable	Payable

$0.0589	4/15/2005	$733,748
0.0589	5/15/2005	748,498
0.0590	6/15/2005	758,154
0.0589	7/15/2005	762,996
0.0589	8/15/2005	768,976
0.0590	9/15/2005	776,345
0.0589	10/15/2005	782,136
0.0589	11/15/2005	785,388
0.0590	12/15/2005	802,101
0.0589	1/15/2006	809,838
0.0589	2/15/2006	830,294
0.0590	3/15/2006	848,033
0.0589	4/15/2006	856,239
0.0589	5/15/2006	864,395
0.0590	6/15/2006	873,793
0.0500	7/15/2006	747,474
0.0500	8/15/2006	753,928
0.0500	9/15/2006	758,673

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note 7 -	Commitments and Contingencies

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

Note 8 -	Segment Information

Management does not differentiate by property types and because no individual property is so significant as to be a separate segment, the Company does not present segment information.

Note 9 -	Significant Events

On June 5, 2006, Terry L. Henderson tendered his resignation as the Chief Financial Officer and a member of the Board of HCP, to be effective July 4, 2006. Mr. Henderson resigned from his positions with the Company in order to pursue other professional opportunities.  On June 21, 2006, Hartman Management, L.P. the affiliated property manager for the Company, announced the hiring of Dave Holeman, age 42, as Chief Financial Officer of Hartman Management, L.P.  Prior to joining Hartman Management, L.P., Mr. Holeman was employed by Gexa Energy for 2 years as Vice President and C.F.O.  Prior to Gexa, Mr. Holeman worked for Houston Cellular Telephone Company for 7 years serving in the roles of C.F.O. and Controller.  Prior to Houston Cellular, Mr. Holeman was employed by H.M.S.S., a company providing alternative site health care services, in various capacities, including Controller and Assistant Controller.  Mr. Holeman began his career as an auditor for Deloitte and Touche.  Mr. Holeman is a Certified Public Accountant and has a BBA degree in accounting from Abilene Christian University.

On July 5, 2006, the Board of HCP approved the appointment of James C. Mastandrea to serve as a member of its Board of Trustees. Mr. Mastandrea will serve as a trustee with a term expiring at the Company’s 2007 Annual Meeting of Shareholders, and he has been appointed to serve on the Board’s Audit Committee, Nominating and Governance Committee, Compensation Committee, and Conflicts Committee. Mr. Mastandrea is an independent director, as that term is defined under the Nasdaq listing standards. There are no arrangements or understandings between Mr. Mastandrea and any other person pursuant to which Mr. Mastandrea was selected as a trustee. Since the beginning of the Company’s last fiscal year, Mr. Mastandrea has had no direct or indirect interest in any transaction to which the Company was a party.

Mr. Mastandrea currently serves as Chairman of the Board of Trustees and Chief Executive Officer of Paragon Real Estate Equity and Investment Trust. Mr. Mastandrea has previously served as Chairman and Chief Executive Officer of MDC Realty Corporation of Chicago, Illinois, and as Chairman of the Board of Trustees and Chief Executive Officer of First Union Real Estate Investments (NYSE), a publicly-traded real estate investment trust headquartered in Cleveland, Ohio.

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

Overview

We own 37 commercial properties, consisting of 19 retail centers, 12 office/warehouse properties and six office buildings. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. As of June 30, 2006, we had 767 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 2.70% of our total revenues for the three months ended June 30, 2006. Leases for our properties range from one year for our smaller spaces to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

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

The aggregate fees and reimbursements payable to the Management Company under the new agreements effective September 1, 2004 were not intended to be significantly different from those that would have been payable under the previous agreement. Upon actual calculation, the asset management fee under the new agreement was significantly higher. The Management Company waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee, as calculated under the new agreement, was charged by the Management Company in the second quarter and has been reflected in the consolidated financial statements as of June 30, 2006.

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

Basis of Consolidation. We are the sole general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership”) and possess full legal control and authority over its operations. As of June 30, 2006 and December 31, 2005, we owned a majority of the partnership interests in the Operating Partnership (“OP Units”). Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2006 and December 31, 2005.

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

Liquidity and Capital Resources

General. We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space. During the six months ended June 30, 2006, our cash flows provided from operating activities were $4.0 million and we paid total distributions of approximately $5.2 million. Therefore, we had a cash flow shortage of approximately $1.2 million. We have continued to partially fund our distributions to shareholders out of our lines of credit, as distributions have continued to exceed cash flow from operations. To the extent a portion of the net offering proceeds have been utilized to repay amounts borrowed under our lines of credit, such net offering proceeds may be regarded as being distributions to shareholders, all or a portion of which may be characterized as a return of capital.

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

Public Offering. As reflected in Note 6 to the consolidated financial statements, on September 15, 2004, our Registration Statement on Form S-11 with respect to our ongoing, best efforts public offering of up to 10,000,000 common shares of beneficial interest at a price of $10.00 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. The shares are offered to investors on a best efforts basis. As of June 30, 2006, 2,699,725 shares had been issued pursuant to the Public Offering with net offering proceeds received of $24,104,721. For a more detailed discussion of the results of the Public Offering through the end of the second quarter and our application of the offering proceeds through such date, see Part II, Item 2 of this report.

Cash and Cash Equivalents. We had cash and cash equivalents of $2,657,866 on June 30, 2006 as compared to $848,998 on December 31, 2005. The increase was principally due to the temporary investment of proceeds from sales of common shares pursuant to the Public Offering prior to utilizing such proceeds for either buying properties, improving properties, reducing debt or supplying working capital. We generally do not maintain large cash balances, but rather utilize cash on hand for one of the foregoing purposes or for making distributions to shareholders. We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

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

On June 2, 2005, the Company finalized a new revolving credit facility with a consortium of banks. The facility became retroactively effective as of March 11, 2005, the date certain documents for the facility were placed into escrow, pending the completion of the transaction. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a new wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At that time, there were 18 properties owned by HROP III.

The original limit of the credit facility was $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The Company entered into this credit facility to refinance the $25,000,000 loan described above, to finance property acquisitions and for general corporate purposes.

On May 31, 2006, pursuant to section 2.8 of the Revolving Credit Agreement, dated as of March 11, 2005, the Company requested to increase the limit of the credit facility by $25,000,000, so that the total credit facility will be $75,000,000.

On June 26, 2006, the Company conveyed ownership of 18 properties from Hartman REIT Operating Partnership II LP (“HROP II”) to HROP III in order to expand the borrowing base pool for the credit facility. At June 30, 2006, 36 properties are owned by HROP III.

On June 30, 2006, the Company drew down $34,750,000 on the line of credit to extinguish the three year floating rate mortgage loan described below and pay related legal and banking fees.

As of June 30, 2006 and December 31, 2005 the balance outstanding under the facility was $65,225,094 and $32,975,094, respectively and the availability to draw was $9,774,906 and $17,024,906, respectively.

Outstanding amounts under the facility will accrue interest, at the Company’s option, at either the LIBOR Rate or the Alternative Base Rate, plus the applicable margin as determined from the following grid:

		Alternative Base
Total Leverage Ratio	LIBOR Margin	Rate Margin

Less than 60% but greater than or equal to 50%	2.40%	1.150%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.000%

The Alternative Base Rate equals a floating rate equal to the higher of KeyBank’s Base Rate or Federal Funds Rate plus 0.5%. Interest is due monthly in arrears, computed on the actual number of days elapsed over a 360-day year. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of six contracts at any time. In the event of default, interest will be calculated as above plus 2%. The effective interest rate as of June 30, 2006 was 7.48% per annum.

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

•
The ratio of consolidated rolling four-quarter earnings before interest, income tax, depreciation and amortization expenses for such quarter to total interest expense, including capitalized interest, shall not be less than 2.0 to 1.0.

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

As of December 31, 2005, we were in violation of the covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. As this violation constitutes an event of default, our lenders had the right to accelerate payment of the credit facility. However, on May 8, 2006 the Company received a waiver from the required majority of the consortium banks in the credit facility and also entered into a modification of the loan agreement whereby the covenant was amended though December 31, 2006. As amended, the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not exceed 107% for the three month periods ending March 31, 2006 and June 30, 2006, 104% for the three months ended September 30, 2006, and 100% for the three months ended December 31, 2006. The Company is now in compliance with the covenant, as amended and expects to be in compliance in future quarters.

In December 2002, we refinanced most of our debt with a credit facility from GMAC Commercial Mortgage Corporation. The loan is secured by, among other things, 18 of our properties, which are held by HROP II, a wholly-owned subsidiary formed for the purpose of this credit facility, and the improvements, personal property and fixtures on the properties, all reserves, escrows and deposit accounts held by HROP II, all intangible assets specific to or used in connection with the properties, and an assignment of rents related to such properties. We believe the fair market value of these properties was approximately $62,000,000 at the time the loan was put in place. We may prepay the loan without penalty. This loan was paid in full on June 30, 2006.

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property. The balance at June 30, 2006 was $5,357,364. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006.

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

Total Contractual Cash Obligations. A summary of our contractual cash obligations, as of June
30, 2006 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Long-Term Debt Obligations	$70,858,404	$5,633,310	$65,225,094	$-	$-

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	-	-	-	-	-

Total	$70,858,404	$5,633,310	$65,225,094	$-	$-

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions. During 2005, we acquired from unrelated parties three multi-tenant office buildings comprising approximately 486,024 square feet of gross leasable area (GLA). The properties were acquired for cash in the amount of approximately $30,430,000. No properties have been acquired during the six months ended June 30, 2006.

Common Share Dividends. We declared the following dividends to our shareholders with respect to the first quarter of 2005 through the second quarter of 2006, payable in three monthly installments after the end of each respective quarter:

HCP Shareholders
Date Dividend	Total Amount	Dividend
Payable	Payable	per Common Share
4/15/2005	$412,931	$0.0589
5/15/2005	429,416	0.0589
6/15/2005	439,453	0.0590
7/15/2005	445,621	0.0589
8/15/2005	452,396	0.0589
9/15/2005	460,581	0.0590
10/15/2005	467,260	0.0589
11/15/2005	470,627	0.0589
12/15/2005	480,737	0.0590
1/15/2006	489,019	0.0589
2/15/2006	509,475	0.0589
3/15/2006	526,966	0.0590
4/15/2006	535,420	0.0589
5/15/2006	543,576	0.0589
6/15/2006	552,430	0.0590
7/15/2006	475,131	0.0500
8/15/2006	481,585	0.0500
9/15/2006	486,332	0.0500

Average Per Quarter		$0.1723

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including the Company, with respect to the first quarter of 2005 through the second quarter of 2006, payable in three monthly installments after the end of each respective quarter:

OP Unit Holders Including Minority Unit Holders
Date Dividend	Total Amount	Dividend
Payable	Payable	per Common Share
4/15/2005	$733,748	$0.0589
5/15/2005	748,498	0.0589
6/15/2005	758,154	0.0590
7/15/2005	762,996	0.0589
8/15/2005	768,976	0.0589
9/15/2005	776,345	0.0590
10/15/2005	782,136	0.0589
11/15/2005	785,388	0.0589
12/15/2005	802,101	0.0590
1/15/2006	809,838	0.0589
2/15/2006	830,294	0.0589
3/15/2006	848,033	0.0590
4/15/2006	856,239	0.0589
5/15/2006	864,395	0.0589
6/15/2006	873,793	0.0590
7/15/2006	747,474	0.0500
8/15/2006	753,928	0.0500
9/15/2006	758,674	0.0500

Average Per Quarter		$0.1723

Results of Operations for the Three Months and Six Months Ended June 30, 2006

General.

The following tables provide a general comparison of our results of operations for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Total revenues	$7,776,850	$6,270,408	$15,287,221	$12,583,049
Total expenses	6,373,927	4,930,540	12,621,587	9,721,499
Income before minority interests	1,402,923	1,339,869	2,665,634	2,861,550
Minority interests in the Operating Partnership	(544,541)	(593,383)	(1,043,876)	(1,290,620)
Net income	$858,382	$746,485	$1,621,758	$1,570,930

	June 30,
	2006	2005

Number of properties owned and operated	37	35
Aggregate gross leasable area (sq. ft.)	3,121,037	2,741,232
Occupancy rate	83%	87%

Revenues.

Rental income, tenant reimbursements and other income was $7,776,850 and $15,287,221 for the three and six months ended June 30, 2006, respectively, as compared to revenues of $6,270,408 and $12,583,049 for the three and six months ended June 30, 2005, respectively. This represents an increase of $1,506,441, or 24% for the three months ended June 30, 2006 and $2,704,172 or 21% for the six months ended June 30, 2006 as compared to 2005. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during the three and six months ended June 30, 2006 over the same periods in 2005 was due to an increase in the amount of rent charged at some locations and the purchase of additional properties. Our occupancy rate at June 30, 2006 was 83%, as compared to 87% at June 30, 2005. Our average annualized revenue was $9.97 and $9.15 per square foot for the three months ended June 30, 2006 and 2005, respectively, and $9.80 and $9.35 for the six months ended June 30, 2006 and 2005, respectively.

Interest and other income was $400,239 and $553,555 for the three and six months ended June 30, 2006, as compared to $41,009 and $216,519 for the three and six months ended June 30, 2005. This represents an increase of $359,230 and $337,036 for the three and six months ended June 30, 2006. We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments. The primary increase for the three and six months ended June 30, 2006 was an approximate $195,000 increase in the value of the derivative instrument described in Note 2 of the notes to the consolidated financial statements.

Expenses.

Our total expenses, including interest expense and depreciation and amortization expense, were $6,373,927 and $12,621,587 for the three and six months ended June 30, 2006, as compared to $4,930,540 and $9,721,499 for the three and six months ended June 30, 2005. This represents an increase of $1,443,387 or 29% for the three months ended June 30, 2006 and $2,900,088 or 30% for the six months ended June 30, 2006.

We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.

The increase in our operating expenses during the three and six months ended June 30, 2006 was primarily the result of increased operating and maintenance, real estate taxes, and utilities primarily due to new property acquisitions, and interest due to new property acquisitions and interest rate increases.

The amount we pay the Management Company under our property management agreement is based in part on our property revenues. As a result of our increased revenues in the three and six months ended June 30, 2006 due to increased rent rate and the addition of new properties, management fees were $391,371 and $803,620 for the three and six months ended June 30, 2006, respectively, as compared to $370,159 and $729,162 for the three and six months ended June 30, 2005, respectively.

Our interest expense increased by $491,176, or 54%, and $1,028,685, or 61%, for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005, respectively. Our average outstanding debt was $72,087,554 and $72,400,214 for the three and six months ended June 30, 2006, respectively, as compared to $58,859,673 and $58,315,152 for the three and six months ended June 30, 2005, respectively. Our average interest rate associated with this debt increased to 7.8% and 7.5% for the three and six months ended June 30, 2006, respectively, as compared to 6.2% and 5.8% for the three and six months ended June 30, 2005, respectively. In March 2006, we executed an interest rate swap to hedge $30,000,000 of our variable-rate debt against future increases in interest rates.

Net Income.

Income provided by operating activities before minority interests was $1,402,923 and $2,665,634 for the three and six months ended June 30, 2006, respectively, as compared to $1,339,868 and $2,861,550 for the three and six months ended June 30, 2005, respectively. Net income was $858,382 and $1,621,758 for the three and six months ended June 30, 2006, respectively, as compared to $746,485 and $1,570,930 for the three and six months ended June 30, 2005, respectively. The decrease in net income was the result of the items discussed above in expenses and revenue.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of June 30, 2006 and December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates. As of June 30, 2006, we had $65,225,000 of indebtedness outstanding under these facilities, $35,225,000 of which was not hedged to protect against rising interest rates. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $352,250.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e).

As reported in our annual report on Form 10-K for the year ended December 31, 2005, our independent registered public accounting firm, in the course of the audit of our 2005 financial statements, brought to management’s attention two material weaknesses in our internal controls: (1) Inadequate controls and procedures in place to effectively identify and monitor amendments to lease agreements and (2) Inadequate controls and procedures in place to effectively identify and monitor tenant defaults where a lease commission has been recorded. As a result of these deficiencies, our accounting personnel may not be made aware of changes to lease agreements and tenant defaults that require recognition in our financial accounting records. Accordingly, errors in our accounting for revenue and amortization expense may occur and may not be detected. A material weakness (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that result in more than a remote risk that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.

Based upon that evaluation and the material weaknesses described above, the Company’s Chief Executive Officer and the Chief Financial Officer of the Management Company, acting in the capacity as the Company’s Principal Accounting Officer, concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings. The Company is in the process of remediating the material weaknesses and intends to engage an external consultant to assist management in establishing and maintaining adequate controls and remediating the identified material.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2006, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Registration Statement on Form S-11 (SEC File No. 333-111674) was declared effective by the SEC on September 15, 2004 with respect to the ongoing Public Offering described in Note 6 to the Consolidated Financial Statements included in Item 1 of this Report, of up to 10,000,000 shares of the Company’s common stock to the public at a price of $10 per share, plus up to 1,000,000 shares available for sale pursuant to our dividend reinvestment plan, to be offered at a price of $9.50 per share, and the Company commenced the Public Offering on such date. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

The 10,000,000 shares offered to the public in the Public Offering are being offered to investors on a best efforts basis by the dealer manager D.H. Hill Securities, LLP, which means that the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares.

As of June 30, 2006, an aggregate of 2,699,725 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $27,575,990. The Company’s application of such gross offering proceeds through June 30, 2006 was as follows:

Amount of Proceeds so
Description of Use of Offering Proceeds	Utilized

Selling Commissions paid to broker/ dealers not affiliated with
D.H. Hill Securities , LLP	$1,534,235
Selling Discounts	69,846
Dealer Manager Fee paid to D.H. Hill Securities , LLP	664,950
Offering expense reimbursements paid to the Management Company	667,910
Acquisition Fees paid to the Management Company	534,328
Total Offering Expenses	$3,471,269

Net Offering Proceeds	$24,104,721

Repayment of Lines of Credit	$14,300,000
Used for Working Capital	$9,804,721

Although the immediate use of $14,300,000 of proceeds of the offering was the repayment of the Company’s lines of credit, and the immediate use of $9,804,721 was for working capital, purchases of real estate assets have been made by re-drawing on the lines of credit and using working capital. Therefore, the ultimate use of a substantial portion of the aggregate net offering proceeds may be regarded as being for the acquisition or real estate assets. For the year ended December 31, 2005, an aggregate of $605,263 of our lines of credit was used to fund the excess of distributions to shareholders over our cash flow from operating activities.

During 2006, we have continued to partially fund our distributions to shareholders out of our lines of credit, as distributions have continued to exceed cash flow from operations. To the extent a portion of the net offering proceeds have been utilized to repay amounts borrowed under our lines of credit, such net offering proceeds may be regarded as being distributions to shareholders, all or a portion of which may be characterized as a return of capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting June 2, 2006 at the Westheimer Central Plaza, 11200 Westheimer, Suite 205, Houston, Texas 77042. The annual meeting was to elect all of the members of the Company’s board of trustees to serve until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

At the meeting the shareholders elected Allen R. Hartman, Terry L. Henderson, Jack L. Mahaffey, Chris A. Minton and Chand Vyas to our board of trustees. There were no other trustees whose term of office continued after the meeting. The shareholders elected each individual nominee as follows:

Name	Votes for	Votes Against	Votes Withheld

Allen R. Hartman	5,049,213	0	81,941
Terry L. Henderson	5,049,213	0	81,941
Jack L. Mahaffey	5,049,213	0	81,941
Chris A. Minton	5,049,213	0	81,941
Chand Vyas	5,049,213	0	81,941

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

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

Exhibit No.	Description

10.23
Waiver and Amendment No. 1, dated May 8, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders Association (previously filed and incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed May 12, 2006)

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

HARTMAN COMMERCIAL PROPERTIES REIT

Date: August 14, 2006	/s/ Allen R. Hartman
Allen R. Hartman
President and Chief Executive Officer

Dated August 14, 2006	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer of Hartman Management LP, acting in the capacity of Principal Accounting Officer of Hartman Commercial Properties REIT