Form 10-Q
period 2006-09-30
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2006-11-14
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

1450 W. Sam Houston Parkway N., Suite 111
Houston, Texas 77043
(Address of principal executive offices)

(713) 827-9595
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

The number of the registrant’s Common Shares of Beneficial Interest outstanding at October 31, 2006 was 9,950,839.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Real estate
Land	$32,770,566	$32,770,566
Buildings and improvements	142,246,738	141,018,810
	175,017,304	173,789,376
Less accumulated depreciation	(23,634,941)	(19,824,386)
Real estate, net	151,382,363	153,964,990

Cash and cash equivalents	4,421,731	848,998

Escrows and acquisition deposits	1,380,961	5,307,663

Note receivable	616,583	628,936

Receivables
Accounts receivable, net of allowance for doubtful
accounts of $595,568 and $472,875 as of September 30, 2006
and December 31, 2005, respectively	1,061,717	1,248,985
Accrued rent receivable	2,914,848	2,593,060
Due from affiliates	2,442,086	3,180,663

Receivables, net	6,418,651	7,022,708

Deferred costs, net	2,931,752	3,004,218

Prepaid expenses and other assets	802,971	684,536

Total assets	$167,955,012	$171,462,049

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED BALANCE SHEETS (cont.)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholders' Equity

Liabilities
Notes payable	$66,601,238	$73,025,535
Accounts payable and accrued expenses	3,444,364	4,063,126
Due to affiliates	265,823	350,865
Tenants' security deposits	1,505,316	1,440,864
Prepaid rent	605,033	470,248
Offering proceeds escrowed	468,390	1,559,439
Dividends payable	1,477,394	1,525,460
Other liabilities	862,428	1,026,914

Total liabilities	75,229,986	83,462,451

Minority interests of unit holders in Operating Partnership;
5,808,337 units at June 30, 2006
and December 31, 2005	32,799,034	34,272,074

Commitments and contingencies	-	-

Shareholders' equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at September 30, 2006 and December 31, 2005	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 9,896,551 and 8,913,654 issued and
oustanding at September 30, 2006 and December 31, 2005	9,897	8,914
Additional paid-in-capital	71,283,276	62,560,077
Accumulated deficit	(11,367,181)	(8,841,467)

Total shareholders' equity	59,925,992	53,727,524

Total liabilities and shareholders' equity	$167,955,012	$171,462,049

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenues
Rental income	$6,318,272	$4,967,156	$18,451,651	$14,785,885
Tenants' reimbursements	1,122,530	1,055,734	3,722,817	3,603,535
Interest and other income	35,641	181,739	589,196	398,258

Total revenues	7,476,443	6,204,629	22,763,664	18,787,678

Expenses
Operation and maintenance	974,191	943,609	3,049,230	2,491,107
Interest expense	1,228,724	970,109	3,939,206	2,651,906
Real estate taxes	921,217	826,638	2,755,663	2,391,661
Insurance	169,877	110,516	451,290	331,973
Electricity, water and gas utilities	645,646	251,379	1,758,384	724,574
Property management and asset
management fees to an affiliate	556,283	323,517	1,359,903	1,052,679
General and administrative	371,884	334,824	1,109,740	955,665
Depreciation	1,271,854	1,109,772	3,810,550	3,186,910
Amortization	233,988	353,868	969,202	1,089,696
Bad debt expense	129,189	86,225	247,339	155,785

Total expenses	6,502,853	5,310,457	19,450,507	15,031,956

Income before minority interests	973,590	894,172	3,313,157	3,755,722

Minority interests in Operating Partnership	(371,176)	(382,662)	(1,287,552)	(1,669,492)

Net income	$602,414	$511,510	$2,025,605	$2,086,230

Net income per common share	$0.061	$0.064	$0.212	$0.273

Weighted-average shares outstanding	9,829,709	8,014,097	9,548,174	7,645,483

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	7,010,146	$7,010	$45,527,152	$(5,705,170)	$39,828,992

Issuance of common stock for
cash, net of offering costs	1,865,557	1,866	16,672,428	-	16,674,294

Issuance of shares under dividend
reinvestment plan at $9.50 per share	37,951	38	360,497	-	360,535

Net income	-	-	-	2,448,182	2,448,182

Dividends	-	-	-	(5,584,479)	(5,584,479)

Balance, December 31, 2005	8,913,654	8,914	62,560,077	(8,841,467)	53,727,524

Issuance of common stock for
cash, net of offering costs	910,756	911	8,037,931	-	8,038,842

Issuance of shares under dividend
reinvestment plan at $9.50 per share	72,141	72	685,268	-	685,340

Net income	-	-	-	2,025,605	2,025,605

Dividends	-	-	-	(4,551,319)	(4,551,319)

Balance, September 30, 2006 (unaudited)	9,896,551	$9,897	$71,283,276	$(11,367,181)	$59,925,992

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$2,025,605	$2,086,230
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation	3,810,550	3,186,910
Amortization	969,202	1,089,696
Minority interests in Operating Partnership	1,287,552	1,669,492
Equity in income of real estate partnership	-	(4,805)
Bad debt expense	247,339	155,785
Fair value of derivative instrument	(3,742)	-
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,926,702	365,594
Receivables	(381,859)	(267,871)
Due from affiliates	653,535	(317,594)
Deferred costs	(777,200)	(1,760,705)
Prepaid expenses and other assets	(118,435)	(101,875)
Accounts payable and accrued expenses	(661,900)	(358,468)
Tenants' security deposits	64,452	212,630
Prepaid rent	134,785	119,079

Net cash provided by operating activities	11,176,586	6,074,098

Cash flows from investing activities:
Additions to real estate	(1,227,928)	(14,019,057)
Distributions received from real estate partnership	-	9,743
Repayment of note receivable	12,353	15,931

Net cash used in investing activities	(1,215,575)	(13,993,383)

Cash flows from financing activities:
Dividends paid	(4,553,412)	(3,870,382)
Distributions paid to OP unit holders	(2,925,078)	(3,073,191)
Proceeds from issuance of common shares	8,724,182	9,889,860
Increase (decrease) in stock offering proceeds escrowed	(1,091,049)	13,496
Proceeds from notes payable	35,280,406	30,775,322
Repayments of notes payable	(41,703,787)	(24,553,249)
Payments of loan origination costs	(119,540)	(328,194)

Net cash provided by (used in) financing activities	(6,388,278)	8,853,662

Net increase in cash and cash equivalents	3,572,733	934,377

Cash and cash equivalents at beginning of period	848,998	631,978

Cash and cash equivalents at end of period	$4,421,731	$1,566,355

See notes to consolidated financial statements

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 1 -	Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2005 are derived from the audited consolidated financial statements of the Company (defined below) at that date. The unaudited financial statements at September 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Hartman Commercial Properties REIT (“HCP”) and its subsidiary as of September 30, 2006 and results of operations for the three and nine month periods ended September 30, 2006 and cash flows for the nine month period ended September 30, 2006. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HCP’s Annual Report on Form 10-K.

Description of business and nature of operations

HCP was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, HCP changed its state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. HCP serves as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership” or “HROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. HCP and the Operating Partnership are collectively referred to herein as the “Company.” HCP currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, HCP has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of September 30, 2006 and December 31, 2005, the Company owned and operated 37 retail, office/warehouse and office properties in and around Houston, Dallas and San Antonio, Texas.

Basis of consolidation

HCP is the sole general partner of the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership. As of September 30, 2006 and December 31, 2005, HCP owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than HCP. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 1 -	Summary of Significant Accounting Policies

Basis of accounting

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recorded when incurred.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 2006 and December 31, 2005 consist of demand deposits at commercial banks and money market funds.

Due from affiliates

Due from affiliates includes amounts owed to the Company from limited partnerships and other entities affiliated with Hartman Management, L.P. (“Hartman Management”) the former investment adviser of the Company.

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

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of September 30, 2006 and December 31, 2005.

Deferred costs

Deferred costs consist primarily of leasing commissions, historically paid to Hartman Management and deferred financing costs. Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements. Deferred financing costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

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

Federal income taxes

The Company is qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and is therefore not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status. The Company believes it has continuously met these conditions since reaching 100 shareholders in 1999.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets and costs, impairment of real estate assets and the estimated allowance for doubtful accounts receivable. Actual results could differ from those estimates.

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

Changes in the market value of the derivative instruments and in the market value of the hedged items are recorded in earnings each reporting period. For items that are appropriately classified as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the market value of the instrument and in the market value of the hedged item are recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of September 30, 2006, the fair value of this instrument is approximately ($4,000) and is included in prepaid expenses and other assets in the consolidated balance sheet. Additionally, approximately ($4,000) is included in interest and other income on the consolidated statements of income for the nine months ended September 30, 2006.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 1 -	Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The fair value of the Company’s debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements. The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the financial institution would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 2 and FASB Statement No. 3. (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after December 15, 2005 and did not have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").   SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing whether to early adopt SFAS 157 as of the first quarter of fiscal 2007 as permitted, and is currently evaluating the impact adoption may have on the consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

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

Restatement

Subsequent to September 30, 2006, but before the completion of the review for the quarter ended September 30, 2006, management determined that deferred commissions related to an early lease termination on March 28, 2006 were not charged to operations. In accordance with Company policy, deferred lease commissions for tenants that pre-maturely vacate a lease are to be charged to amortization expense in the period in which the default occurs. Accordingly, the Consolidated Balance Sheets as of March 31, 2006 and June 30, 2006 and the Consolidated Statements of Operations for the three months ended March 31, 2006 and the six months ended June 30, 2006 have been restated. See Note 10.

Comprehensive income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display for comprehensive income and its components. For the periods presented, the Company did not have significant amounts of other comprehensive income.

Note 2 -	Interest Rate Swap

Effective March 16, 2006, the Company executed an interest rate swap used to mitigate the risks associated with adverse movements in interest rates which might affect expenditures. The Company has not designated this derivative contract as a hedge, and as such, the change in the fair value of the derivative is recognized currently in earnings. This derivative instrument has a total notional amount of $30,000,000, is at a fixed rate of 5.09% plus the LIBOR margin (see Note 3), and matures monthly through March, 2008. As of September 30, 2006, the fair value of this instrument is approximately ($4,000) and is included in prepaid expenses and other assets in the consolidated balance sheet and interest and other income in the consolidated statements of income.

Note 3 -	Debt

Notes Payable

Mortgages and other notes payable consist of the following:

	September 30,	December 31,
	2006	2005

Mortgages and other notes payable	$5,226,826	$40,050,441
Revolving loan secured by properties	61,225,094	32,975,094
Insurance premium finance note	149,318	-

Total	$66,601,238	$73,025,535

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 3 -	Debt (continued)

The Company has a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At that time, there were 18 properties owned by HROP III.

The original limit of the credit facility was $50,000,000, and it may be increased to $100,000,000 as the borrowing base pool expands. The Company entered into this credit facility to refinance its then existing debt, to finance property acquisitions and for general corporate purposes.

On May 31, 2006, pursuant to the Revolving Credit Agreement, dated as of March 11, 2005, the Company requested to increase the limit of the credit facility by $25,000,000, so that the total credit facility will be $75,000,000.

On June 26, 2006, the Company conveyed ownership of 18 properties from Hartman REIT Operating Partnership II LP (“HROP II”) to HROP III in order to expand the borrowing base pool for the credit facility. At September 30, 2006, 36 properties were owned by HROP III.

On June 30, 2006, the Company drew down $34,750,000 on the line of credit to extinguish the three year floating rate mortgage loan described below and pay related legal and banking fees.

As of September 30, 2006 and December 31, 2005, the balance outstanding under the facility was $61,225,094 and $32,975,094, respectively, and the availability to draw was $13,774,906 and $17,024,906, respectively.

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

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus .5%. LIBOR Rate loans will be available in one, two, three or nine month periods, with a maximum of nine contracts at any time. The effective interest rate as of September 30, 2006 was 7.22% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 3 -	Debt (continued)

As of December 31, 2005, the Company was in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. As this violation constitutes an event of default, the lenders had the right to accelerate payment of this credit facility. However, on May 8, 2006 the Company received a waiver from the required majority of the consortium banks in the credit facility and also entered into a modification of the loan agreement whereby the covenant was amended though December 31, 2006. As amended, the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not exceed 107% for the three months ended March 31, 2006 and June 30, 2006, 104% for the three months ended September 30, 2006 and 100% for the three months ended December 31, 2006. The Company is now in compliance with the covenant, as amended.

On October 2, 2006, the Company’s Board of Trustees (the “Board”) (i) elected not to renew an Advisory Agreement between the Company and Hartman Management pursuant to which Hartman Management had previously managed, among other things, the Company’s acquisition and disposition programs, financing activities and accounting and back-office operations; (ii) provided verbal notice, followed by written notice, that it was terminating a certain Amended and Restated Property Management Agreement between the Company and Hartman Management pursuant to which Hartman Management had historically managed the leasing and operation of the Company’s real properties; and (iii) removed the Company’s chairman and chief executive officer, Allen R. Hartman, who is also the chief executive officer and sole owner of Hartman Management, from his positions as chairman, president, secretary and chief executive officer of the Company. These actions violated certain covenants in the loan agreement and were events of default thereunder. On October 31, 2006, the Company gave written notice to its lenders of the foregoing events of default and requested that the lenders waive such defaults. On November 9, 2006, the lenders granted a temporary waiver of such events of default until February 1, 2007, which waiver will become permanent at such time so long as (1) the Company timely delivers to the lenders all financial statements, certificates and other financial information required by the loan agreement, and (2) KeyBank, as agent for the lenders, is satisfied with the Company’s ability to manage its real estate portfolio without the benefit of an external property manager.

In December 2002, the Company refinanced substantially all of its mortgage debt with a $34,440,000 three-year floating rate mortgage loan collateralized by 18 of the then existing Company’s properties and having a maturity date of January 1, 2006, extendable for an additional two years. Effective as of February 28, 2006 we extended the loan to January 1, 2008. During the initial term, the loan bore interest at 2.5% over a 30-day LIBOR (6.79% at December 31, 2005) computed on the basis of a 360-day year. During the extension term the interest rate will be 3.0% over 30-day LIBOR. Interest only payments are due monthly, and the loan may be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.

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

In connection with the purchase of the Windsor Park property in December 2003, the Company assumed a note payable in the amount of $6,550,000, secured by the property. The balance at September 30, 2006 was $5,226,826. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006. The Company is in process of obtaining new financing to pay this note.

The Company financed its comprehensive insurance premium with a note in the amount of $757,175 payable in 10 equal monthly installments of $75,718, which includes interest at 5.49%. The note is secured by unearned insurance premiums and will be paid in full in December 2006.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 3 -	Debt (continued)

As of September 30, 2006, annual maturities of notes payable, including the revolving loan, are as follows:

Year Ended
September 30,

2007	$5,376,144
2008	61,225,094

$66,601,238

Supplemental Cash Flow Information

The Company made cash payments for interest on debt of $1,193,960 and $970,109 for the three months ended September 30, 2006 and 2005, respectively, and $3,907,114 and $2,651,906 for the nine months ended September 30, 2006 and 2005, respectively.

Note 4 -	Earnings Per Share

Basic earnings per share is computed using net income available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of units of limited partnership interests in the Operating Partnership (“OP Units”) that are convertible into common shares on a one for one basis. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the three and nine months ended September 30, 2006 and 2005 are 5,808,337 OP Units as their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic and diluted earnings per share
Weighted average common
shares outstanding	9,829,709	8,014,097	9,548,174	7,645,483

Basic and diluted earnings per share	$0.061	$0.064	$0.212	$0.273

Net income	$602,414	$511,510	$2,025,605	$2,086,230

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 5 -	Related-Party Transactions

In January 1999, the Company entered into a property management agreement with Hartman Management. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, the Company paid Hartman Management a management fee of 5% and a partnership management fee of 1% based on Effective Gross Revenues from the properties, as defined. After September 1, 2004, the Company pays Hartman Management property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in such area. These fees have ranged between approximately 2% and 4% of Gross Revenues, as such term is defined in the amended and restated property management agreement, for the management of office buildings and approximately 5% of Gross Revenues for the management of retail and office/industrial properties. On October 2, 2006, the Board gave verbal notice to Hartman Management of the Company’s termination of the property management agreement, followed by written notice on October 9, 2006. Hartman Management has agreed to turn all property management functions over to the Company on November 14, 2006.

Effective September 1, 2004, the Company entered into an advisory agreement with Hartman Management which provides that the Company pay Hartman Management a quarterly fee of one-fourth of .25% of Gross Asset Value, as such term is defined in the advisory agreement, for asset management services. In addition, the advisory agreement provided for the payment of a deferred performance fee, payable in certain events, including termination of the advisory agreement, based upon appreciation in the value of certain real estate assets owned by the Company. The advisory agreement expired by its terms on September 30, 2006, and on October 2, 2006, the Board elected not to renew the advisory agreement.

The Company incurred total management, partnership and asset management fees of $556,283 and $323,517 for the three months ended September 30, 2006 and 2005, respectively, and $1,359,903 and $1,052,679 for the nine months ended September 30, 2006 and 2005, respectively. Such fees in the amounts of $184,066 and $111,286 were payable to Hartman Management at September 30, 2006 and December 31, 2005, respectively. The Company has not accrued any deferred performance fees, as it believes the amount of such fees, if any are owing, cannot be determined with reasonable certainty at this time.

The aggregate fees and reimbursements payable to Hartman Management under the new agreements effective September 1, 2004 were not intended to be significantly different from those that would have been payable under the previous agreement. Upon actual calculation, the asset management fee under the new agreement was significantly higher. Hartman Management waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee, as calculated under the new agreement, was charged by Hartman Management in the second and third quarters and has been reflected in the consolidated financial statements as of September 30, 2006.

During July 2004, the Company amended certain terms of its Declaration of Trust. Under the amended terms, Hartman Management may be required to reimburse the Company for operating expenses exceeding certain limitations determined at the end of each fiscal quarter. Reimbursements, if any, from Hartman Management are recorded on a quarterly basis as a reduction in property management fees.

Under the provisions of the property management agreement, costs incurred by Hartman Management for the management and maintenance of the properties are reimbursable to Hartman Management. At September 30, 2006 and December 31, 2005, $144 and $51,675, respectively, were payable to Hartman Management related to these reimbursable costs.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 5 -	Related-Party Transactions (continued)

In consideration of leasing the properties, the Company also pays Hartman Management leasing commissions for leases originated by Hartman Management and for expansions and renewals of existing leases. The Company incurred total leasing commissions to Hartman Management of $159,753 and $325,610 for the three months ended September 30, 2006 and 2005, respectively, and $777,200 and $1,350,410 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, $48,476 and $78,744, respectively, were payable to Hartman Management relating to leasing commissions.

In connection with the Public Offering described in Note 6, the Company has reimbursed Hartman Management up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by Hartman Management on behalf of the Company. The Company has paid its dealer manager, through Hartman Management by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering. The Company incurred total fees of $39,142 and $87,169 for the three months ended September 30, 2006 and 2005, respectively, and $201,659 and $280,636 for the nine months ended September 30, 2006 and 2005, respectively. Such fees have been treated as offering costs and netted against the proceeds from the sale of common shares. On October 2, 2006, the Board elected to suspend the Public Offering described in Note 6. Due to the expiration of the advisory agreement, if the Public Offering is re-commenced at a later time, Hartman Management will not be paid additional fees in connection with the sale of securities.

Also in connection with the Public Offering described in Note 6, Hartman Management has historically received an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for the Company. The Company has capitalized this acquisition fee and will allocate it to the purchase price of properties acquired with offering proceeds.

The Company incurred total acquisition fees to Hartman Management of $31,313 and $69,733 for the three months ended September 30, 2006 and 2005, respectively, and $161,627 and $224,508 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, $33,137 and $109,160, respectively, were payable to Hartman Management relating to organization and offering expenses, dealer manager fees and acquisition fees.

Hartman Management was billed $28,857 and $18,135 to the Company for office space during the three months ended September 30, 2006 and 2005, respectively, and $75,817 and $60,626 for the nine months ended September 30, 2006 and 2005, respectively. Such amounts are included in rental income in the consolidated statements of income.

HCP’s day-to-day operations are strategically directed by the Board. HCP owns substantially all of its real estate properties through the Operating Partnership. Hartman was the HCP’s Board Chairman through October 2, 2006. He is also the sole owner of Hartman Management. Hartman was owed $68,120 and $47,478 in dividends payable on his common shares at September 30, 2006 and December 31, 2005, respectively. Hartman owned 3.1% of the issued and outstanding common shares of the Company as of September 30, 2006 and December 31, 2005, respectively.

The Company was a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

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

As of September 30, 2006, 2,776,313 shares had been issued pursuant to the Public Offering with net offering proceeds received of $24,189,173. An additional 110,092 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1,045,874. On October 2, 2006, the Board suspended the Public Offering.

At September 30, 2006 and December 31, 2005, Hartman and the Board collectively owned 5.70% and 5.95%, respectively, of HCP’s outstanding shares.

Operating Partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of HCP. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of September 30, 2006 and December 31, 2005, there were 15,343,400 and 14,360,503 OP Units outstanding, respectively. HCP owned 9,535,063 and 8,552,166 Units as of September 30, 2006 and December 31, 2005, respectively. The balance of the OP Units are owned by third parties, including Mr. Hartman and certain trustees. HCP’s weighted-average share ownership in the Operating Partnership was approximately 61.99% and 56.80% during the three months ended September 30, 2006 and 2005, respectively, and 61.26% and 55.59% for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, Hartman and the Board of Trustees collectively owned 7.37% and 7.82% of the Operating Partnership’s outstanding units.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 6 -	Shareholders’ Equity (continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions payable to holders of common shares and holders of OP Units declared with respect to the nine months ended September 30, 2006 and the year ended December 31, 2005:

HCP Shareholders
Dividend	Date Dividend	Total Amount
per Common Share	Payable	Payable

$0.0589	4/15/2005	$412,931
0.0589	5/15/2005	429,416
0.0590	6/15/2005	439,453
0.0589	7/15/2005	445,621
0.0589	8/15/2005	452,396
0.0590	9/15/2005	460,581
0.0589	10/15/2005	467,260
0.0589	11/15/2005	470,627
0.0590	12/15/2005	480,737
0.0589	1/15/2006	489,019
0.0589	2/15/2006	509,475
0.0590	3/15/2006	526,966
0.0589	4/15/2006	535,420
0.0589	5/15/2006	543,576
0.0590	6/15/2006	552,430
0.0500	7/15/2006	475,131
0.0500	8/15/2006	481,585
0.0500	9/15/2006	486,332
0.0500	10/15/2006	489,344
0.0500	11/15/2006	492,055
0.0500	12/15/2006	495,995

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 6 -	Shareholders’ Equity (continued)

OP Unit Holders Including Minority Unit Holders
Distribution	Date Distribution	Total Amount
per OP Unit	Payable	Payable

$0.0589	4/15/2005	$733,748
0.0589	5/15/2005	748,498
0.0590	6/15/2005	758,154
0.0589	7/15/2005	762,996
0.0589	8/15/2005	768,976
0.0590	9/15/2005	776,345
0.0589	10/15/2005	782,136
0.0589	11/15/2005	785,388
0.0590	12/15/2005	802,101
0.0589	1/15/2006	809,838
0.0589	2/15/2006	830,294
0.0590	3/15/2006	848,033
0.0589	4/15/2006	856,239
0.0589	5/15/2006	864,395
0.0590	6/15/2006	873,793
0.0500	7/15/2006	747,474
0.0500	8/15/2006	753,928
0.0500	9/15/2006	758,673
0.0500	10/15/2006	761,686
0.0500	11/15/2006	764,397
0.0500	12/15/2006	768,083

Note 7 -	Commitments and Contingencies

The Company is currently in litigation with Hartman Management and Allen R. Hartman concerning the validity of the amended and restated property management agreement and advisory agreement among other matters. The Company did not incur any material termination penalties as a result of the termination of the property management agreement or the original Property and Partnership Management Agreement. In addition, the Board elected not to renew the advisory agreement, the current payments under which had been extended on a month-to-month basis and ultimately expired on September 30, 2006. The previously mentioned litigation also contests the validity of the advisory agreement. The advisory agreement provided for the payment of a deferred performance fee, payable in certain events, including termination of the advisory agreement, based upon appreciation in the value of certain real estate assets owned by the Company. The Company has not accrued any deferred performance fees, as it believes the amount of such fees, if any are owing, cannot be determined with reasonable certainty at this time.

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
September 30, 2006

Note 8 -	Segment Information

Management does not differentiate by property types and because no individual property is so significant as to be a separate segment, the Company does not present segment information.

Note 9 -	Significant Events

On October 2, 2006 the Board terminated the property management agreement with Hartman Management. The Board determined that it was in the best interests of the Company and its shareholders to terminate the property management agreement because of numerous unresolved issues and conflicts of interest between Allen R. Hartman, Hartman Management and the Company. In addition, the Board believed that it was in the best interests of the Company and its shareholders to move forward as a self-managed, self-administered REIT with a new, fully integrated management team. The Company is currently in litigation with Hartman Management and Allen R. Hartman concerning the validity of the property management agreement among other matters. The Company did not incur any material termination penalties as a result of the termination of the property management agreement. In addition, the Board elected not to renew the advisory agreement, the current payments under which had been extended on a month-to-month basis and ultimately expired on September 30, 2006. The previously mentioned litigation also contests the validity of the advisory agreement.

In addition, on October 2, 2006, the Board, at the unanimous recommendation of the independent Trustees, voted to remove Allen R. Hartman from his positions as Chief Executive Officer, Secretary and Chairman of the Board of the Company. On the same day, the Board appointed James C. Mastandrea, age 63, to serve as the Company’s interim Chief Executive Officer and Chairman of the Board. Mr. Mastandrea has served as an independent member of the Company’s Board since July 5, 2006, and is a member of the Investment Committee of the Board, which he chairs, and the newly formed Executive Committee of the Board of Trustees, which is comprised of Messrs. Vyas (Chair), Minton, Mahaffey and Mastandrea, and he will continue to serve as a member of the Board and the above mentioned committees with a term expiring, along with the other Trustees,  at the Company’s 2007 Annual Meeting of Shareholders. There are no arrangements or understandings between Mr. Mastandrea and any other person pursuant to which Mr. Mastandrea was selected as an officer. Since the beginning of the Company’s last fiscal year, Mr. Mastandrea has had no direct or indirect interest in any transaction to which the Company was a party.

By letter dated October 27, 2006, Allen R. Hartman tendered his resignation as a member of the Board. Mr. Hartman’s resignation is effective as of the date of the letter.

Mr. Hartman’s resignation is a result of his disagreement with several of the Board’s recent actions. On October 2, 2006, after Mr. Hartman declined to accept the Board’s offer that Mr. Hartman voluntarily resign from his position with the Company, the Board voted to (i) remove Mr. Hartman from his positions as Chief Executive Officer, Secretary and Chairman of the Board of Trustees of the Company, (ii) terminate the property management agreement, and (iii) not renew the advisory agreement, the current payments under which had been extended on a month-to-month basis, ultimately expiring on September 30, 2006. Mr. Hartman is the sole limited partner of Hartman Management, as well as the president, secretary, sole trustee and sole shareholder of its general partner.

The Company is currently in litigation with Hartman Management and Mr. Hartman concerning termination of the Amended and Restated Management Agreement, among other matters.

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 10 -	Restatement of Prior Period Interim Financial Statements

Due to restatements as described below and contained herein of the consolidated financial statements previously filed within Forms 10-Q for the quarterly periods ending March 31, 2006 and June 30, 2006, such financial statements contained therein should no longer be relied upon.

The Company determined that amortization expense reported on Form 10-Q for the three months ended March 31, 2006 and the six months ended June 30, 2006 did not reflect the write off of deferred lease commissions on a tenant that defaulted on its lease on March 28, 2006.

The following table reflects the adjusted data as of March 31, 2006 and June 30, 2006 and for the three months ended March 31, 2006 and the six months ended June 30, 2006:

	March 31, 2006

	As Previously Reported (Unaudited)	Adjustment	As Restated (Unaudited)

Consolidated Balance Sheet
Deferred costs, net	$3,189,336	$(326,068)	$2,863,268
Total assets	171,372,946	(326,068)	171,046,878
Minority Interests of unit holders in Operating Partnership	33,744,495	(127,500)	33,616,995
Total shareholders'equity	56,719,951	(198,568)	56,521,383
Total liabilities and shareholders' equity	$171,372,946	$(326,068)	$171,046,878

	Three Months Ended March 31, 2006

	As Previously Reported (Unaudited)	Adjustment	As Restated (Unaudited)
Consolidated Statement of Income
Amortization Expense	$201,220	$326,068	$527,288
Income before minority interests	1,262,710	(326,068)	936,642
Minority interests in Operating Partnership	(499,335)	127,500	(371,835)
Net income	763,375	(198,568)	564,807
Net income per common share	$0.083	$(0.022)	$0.061

Hartman Commercial Properties REIT and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note 10 -	Restatement of Prior Period Interim Financial Statements (Continued)

	June 30, 2006

	As Previously Reported (Unaudited)	Adjustment	As Restated (Unaudited)
Consolidated Balance Sheet
Deferred costs, net	$3,332,060	$(326,068)	$3,005,992
Total assets	171,047,101	(326,068)	170,721,033
Minority Interests of unit holders in Operating Partnership	33,417,786	(127,500)	33,290,286
Total shareholders'equity	59,344,700	(198,568)	59,146,132
Total liabilities and shareholders' equity	$171,047,101	$(326,068)	$170,721,033

	Six Months Ended June 30, 2006

	As Previously Reported (Unaudited)	Adjustment	As Restated (Unaudited)
Consolidated Statement of Income
Amortization expense	$409,147	$326,068	$735,215
Income before minority interests	2,665,634	(326,068)	2,339,566
Minority interests in Operating Partnership	(1,043,876)	127,500	(916,376)
Net income	1,621,758	(198,568)	1,423,190
Net income per common share	$0.172	$(0.021)	$0.151

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

Overview and Outlook

We own 37 commercial properties, consisting of 19 retail centers, 12 office/warehouse properties and six office buildings. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. As of September 30, 2006, we had 721 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 2.8% of our total revenues for the three months ended September 30, 2006. Leases for our properties range from one year for smaller spaces to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

Historically our properties and day-to-day operations have been managed by Hartman Management. All property management and leasing personnel were employees of Hartman Management. Under the property management agreement previously in effect, we paid Hartman Management the following amounts:

•
property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. These fees historically have ranged from two to four percent (2.0%-4.0%) of gross revenues for the management of commercial office buildings and approximately five percent (5.0%) of gross revenues for the management of retail and industrial properties.

•
for the leasing of the properties, a separate fee for the leases of new tenants and renewals of leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area (with such fees, at present, being equal to 6% of the effective gross revenues from leases originated by Hartman Management and 4% of the effective gross revenues from expansions or renewals of existing leases).

•
except as otherwise specifically provided, all costs and expenses incurred by Hartman Management in fulfilling its duties for the account of and on behalf of us. Such costs and expenses shall include the wages and salaries and other employee-related expenses of all on-site and off-site employees of Hartman Management who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.

Gross revenues are defined as all amounts actually collected as rents or other charges for the use and occupancy of our properties, but excludes interest and other investment income and proceeds received for a sale, exchange, condemnation, eminent domain taking, casualty or other disposition of assets.

In addition, Hartman Management managed our acquisition, disposition, financing, accounting and back-office operations under an advisory agreement effective September 1, 2004 through September 30, 2006. Under the advisory agreement, we paid Hartman Management for asset management services a quarterly fee in an amount equal to one-fourth of 0.25% of the gross asset value calculated on the last day of each preceding quarter. Under the advisory agreement, gross asset value is defined as the amount equal to the aggregate book value of our assets (other than investments in bank accounts, money market funds or other current assets), before depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets, at the date of measurement, except that during such periods in which we are obtaining regular independent valuations of the current value of our net assets for purposes of enabling fiduciaries of employee benefit plans to comply with applicable Department of Labor reporting requirements, gross asset value is the greater of (i) the amount determined pursuant to the foregoing or (ii) our assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to such assets.

The aggregate fees and reimbursements payable to Hartman Management under the new agreements effective September 1, 2004 were not intended to be significantly different from those that would have been payable under the previous agreement. Upon actual calculation, the asset management fee under the new agreement was significantly higher. Hartman Management waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee, as calculated under the new agreement, was charged by Hartman Management in the second and third quarters and has been reflected in the consolidated financial statements as of September 30, 2006.

The advisory agreement provided for the payment of a deferred performance fee, payable in certain events, including termination of the advisory agreement, based upon appreciation in the value of certain real estate assets owned by the Company. The advisory agreement expired by its terms on September 30, 2006, and on October 2, 2006, the Board elected not to renew the advisory agreement. We have not accrued any deferred performance fees, as we believe the amount of such fees, if any are owing, cannot be determined with reasonable certainty at this time. Hartman Management has asserted that approximately $11 million is owed in deferred performance fees under the advisory agreement. Management believes that there is no reasonable basis for Hartman Management’s assertion. To date, Hartman Management has made no demand for payment of the deferred performance fee under the advisory agreement. Management believes that Hartman Management will make such demand and could actually bring suit against us to collect such fee. Although we currently estimate that no deferred performance fee is owed, there can be no assurance that our view will ultimately prevail, and Hartman Management may successfully assert that a deferred performance fee is owed in an amount that would have a material adverse effect on our financial condition and results of operations.

The agreement with Hartman Management was terminated on October 2, 2006. We intend to operate as a self-managed, self-administered REIT in the future. As of November 9, 2006, we have hired 18 permanent employees, including vice presidents of leasing, property management and human resources, as well as managing directors of leasing, among other employees. We believe that our current staffing level is sufficient to effectively manage our property portfolio for the foreseeable future. As a self-managed REIT, we will bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead, but will no longer pay management or advisory fees. In the short term, we believe expenses will be higher than normal due to litigation expenses associated with our efforts to gain control of the Company’s properties and business records. On a going-forward basis, we believe that our operations will be more efficient than they were when we were externally managed and our operating margins will improve as a result.

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

Basis of Consolidation. We are the sole general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership”) and possess full legal control and authority over its operations. As of September 30, 2006 and December 31, 2005, we owned a majority of the partnership interests in the Operating Partnership (“OP Units”). Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and OP Units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2006 and December 31, 2005.

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

   Restatement.  Subsequent to September 30, 2006, but before the completion of the review for the quarter ended September 30, 2006, management determined that deferred commissions related to an early lease termination on March 28, 2006 were not charged to operations. In accordance with Company policy, deferred lease commissions for tenants that pre-maturely vacate a lease are to be charged to amortization expense in the period in which the default occurs. Accordingly, the Consolidated Balance Sheets as of March 31, 2006 and June 30, 2006 and the Consolidated Statements of Operations for the three months ended March 31, 2006 and the six months ended June 30, 2006 have been restated. See Note 10.

Liquidity and Capital Resources

General. We generally lease our properties on a triple-net basis or on bases which provide for tenants to pay for increases in operating expenses over a base year or set amount, which means that tenants are required to pay for all repairs and maintenance, property taxes, insurance and utilities, or increases thereof, applicable to their space. During the nine months ended September 30, 2006, our cash flows provided from operating activities were $11.2 million and we paid total distributions of approximately $7.5 million. Therefore, we had excess cash flow of approximately $3.7 million. At times we have partially funded our distributions to shareholders out of our lines of credit. To the extent a portion of the net offering proceeds have been utilized to repay amounts borrowed under our lines of credit, such net offering proceeds may be regarded as being distributions to shareholders, all or a portion of which may be characterized as a return of capital.

We anticipate that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

Public Offering. As reflected in Note 6 to the consolidated financial statements, on September 15, 2004, our Registration Statement on Form S-11 with respect to our ongoing, best efforts public offering of up to 10,000,000 common shares of beneficial interest at a price of $10.00 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. The shares are offered to investors on a best efforts basis. As of September 30, 2006, 2,886,405 shares had been issued pursuant to the Public Offering with net offering proceeds received of $25,235,047. For a more detailed discussion of the results of the Public Offering through the end of the third quarter and our application of the offering proceeds through such date, see Part II, Item 2 of this report. The Board suspended the Public Offering effective October 2, 2006.

Cash and Cash Equivalents. We had cash and cash equivalents of $4,421,731 on September 30, 2006 as compared to $848,998 on December 31, 2005. The increase was principally due to release of approximately $3.2 million in escrows required by the debt with GMAC Commercial Mortgage Corporation which was paid in full on September 30, 2006. We generally do not maintain large cash balances, but rather utilize cash on hand for one of the foregoing purposes or for making distributions to shareholders. We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

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

The Company has a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At that time, there were 18 properties owned by HROP III.

The original limit of the credit facility was $50,000,000 and it may be increased to $100,000,000 as the borrowing base pool expands. The Company entered into this credit facility to refinance its then existing loan described above, to finance property acquisitions and for general corporate purposes.

On May 31, 2006, pursuant to section 2.8 of the Revolving Credit Agreement, dated as of March 11, 2005, the Company requested to increase the limit of the credit facility by $25,000,000, so that the total credit facility will be $75,000,000.

On June 26, 2006, the Company conveyed ownership of 18 properties from Hartman REIT Operating Partnership II LP (“HROP II”) to HROP III in order to expand the borrowing base pool for the credit facility. At September 30, 2006, 36 properties are owned by HROP III.

On June 30, 2006, the Company drew down $34,750,000 on the line of credit to extinguish the three year floating rate mortgage loan described below and pay related legal and banking fees.

As of September 30, 2006 and December 31, 2005 the balance outstanding under the facility was $61,225,094 and $32,975,094, respectively and the availability to draw was $13,774,906 and $17,024,906, respectively.

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

The Alternative Base Rate equals a floating rate equal to the higher of KeyBank’s Base Rate or Federal Funds Rate plus 0.5%. Interest is due monthly in arrears, computed on the actual number of days elapsed over a 360-day year. LIBOR Rate loans will be available in one, two, three or nine month periods, with a maximum of nine contracts at any time. In the event of default, interest will be calculated as above plus 2%. The effective interest rate as of September 30, 2006 was 7.22% per annum.

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

•
The ratio of consolidated earnings before interest, income tax, depreciation and amortization expenses for such quarter to total interest, including capitalized interest, principal amortization, capital expenditures and preferred stock dividends shall not be less than 1.5 to 1.0. Capital expenditures shall be deemed to be $0.15 per square foot per annum.

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

The Company must hedge all variable rate debt above $40 million until the point in which the ratio of variable rate debt to fixed rate debt is 50% of total debt and maintain such hedges during any period in which variable rate debt exceeds 50% of total debt. On March 27, 2006, the Company executed an interest rate swap dated as of March 16, 2006 for the purpose of hedging variable interest rate exposure, in compliance with the requirements of the loan agreement. The lender waived default for the fact that the hedge was not executed within nine months of closing, as required by the loan agreement.

As of December 31, 2005, the Company was in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. As this violation constitutes an event of default, the lenders had the right to accelerate payment of this credit facility. However, on May 8, 2006 the Company received a waiver from the required majority of the consortium banks in the credit facility and also entered into a modification of the loan agreement whereby the covenant was amended though December 31, 2006. As amended, the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not exceed 107% for the three months ended March 31, 2006 and June 30, 2006, 104% for the three months ended September 30, 2006 and 100% for the three months ended December 31, 2006. The Company is now in compliance with the covenant, as amended.

On October 2, 2006, the Company’s Board of Trustees (i) elected not to renew an advisory agreement between the Company and Hartman Management pursuant to which Hartman Management had previously managed, among other things, the Company’s acquisition and disposition programs, financing activities and accounting and back-office operations; (ii) provided verbal notice, followed by written notice, that it was terminating the property management agreement between the Company and Hartman Management pursuant to which Hartman Management had historically managed the leasing and operation of the Company’s real properties; and (iii) removed Allen R. Hartman, who is the chief executive officer and sole owner of Hartman Management, from his positions as chairman, president, secretary and chief executive officer of the Company. These actions violated certain covenants in the loan agreement and were events of default thereunder. On October 31, 2006, the Company gave written notice to its lenders of the foregoing events of default and requested that the lenders waive such defaults. On November 9, 2006, the lenders granted a temporary waiver of such events of default until February 1, 2007, which waiver will become permanent at such time so long as (1) the Company timely delivers to the lenders all financial statements, certificates and other financial information required by the loan agreement, and (2) KeyBank, as agent for the lenders, is satisfied with the Company’s ability to manage its real estate portfolio without the benefit of an external property manager.

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

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6,550,000 secured by the property. The balance at September 30, 2006 was $5,226,826. The note is payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note is payable in full on December 1, 2006. The Company is in process of requesting an extension of the December 1, 2006 maturity date and obtaining new financing to pay off the note.

Capital Expenditures. We are currently reviewing all properties to determine the amount of capital expenditures and improvements during the next 12 months. We may also have unexpected capital expenditures or improvements on our existing assets. Additionally, we intend to continue our ongoing acquisition strategy of acquiring properties (generally in the $1,000,000 to $10,000,000 value range) in the Houston and Dallas, Texas metropolitan areas, with similar market characteristics, where we believe opportunities exist for acceptable investment returns, and we may incur significant capital expenditures or make significant improvements in connection with any properties we may acquire.

Total Contractual Cash Obligations. A summary of our contractual cash obligations, as of September
30, 2006 is as follows:

Payment due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Long-Term Debt Obligations	$66,601,238	$5,376,144	$61,225,094	$-	$-

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	-	-	-	-	-

Total	$66,601,238	$5,376,144	$61,225,094	$-	$-

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions. During 2005, we acquired from unrelated parties three multi-tenant office buildings comprising approximately 486,024 square feet of gross leasable area (GLA). The properties were acquired for cash in the amount of approximately $30,430,000. No properties have been acquired during the nine months ended September 30, 2006.

Common Share Dividends. We declared the following dividends to our shareholders with respect to the first quarter of 2005 through the third quarter of 2006, payable in three monthly installments after the end of each respective quarter:

HCP Shareholders
Date Dividend	Total Amount	Dividend
Payable	Payable	per Common Share
4/15/2005	$412,931	$0.0589
5/15/2005	429,416	0.0589
6/15/2005	439,453	0.0590
7/15/2005	445,621	0.0589
8/15/2005	452,396	0.0589
9/15/2005	460,581	0.0590
10/15/2005	467,260	0.0589
11/15/2005	470,627	0.0589
12/15/2005	480,737	0.0590
1/15/2006	489,019	0.0589
2/15/2006	509,475	0.0589
3/15/2006	526,966	0.0590
4/15/2006	535,420	0.0589
5/15/2006	543,576	0.0589
6/15/2006	552,430	0.0590
7/15/2006	475,131	0.0500
8/15/2006	481,585	0.0500
9/15/2006	486,332	0.0500
10/15/2006	489,344	0.0500
11/15/2006	492,055	0.0500
12/15/2006	495,995	0.0500

Average Per Quarter		$0.1691

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including the Company, with respect to the first quarter of 2005 through the third quarter of 2006, payable in three monthly installments after the end of each respective quarter:

OP Unit Holders Including Minority Unit Holders
Date Distribution	Total Amount	Distribution
Payable	Payable	per OP Unit
4/15/2005	$733,748	$0.0589
5/15/2005	748,498	0.0589
6/15/2005	758,154	0.0590
7/15/2005	762,996	0.0589
8/15/2005	768,976	0.0589
9/15/2005	776,345	0.0590
10/15/2005	782,136	0.0589
11/15/2005	785,388	0.0589
12/15/2005	802,101	0.0590
1/15/2006	809,838	0.0589
2/15/2006	830,294	0.0589
3/15/2006	848,033	0.0590
4/15/2006	856,239	0.0589
5/15/2006	864,395	0.0589
6/15/2006	873,793	0.0590
7/15/2006	747,474	0.0500
8/15/2006	753,928	0.0500
9/15/2006	758,674	0.0500
10/15/2006	761,686	0.0500
11/15/2006	764,397	0.0500
12/15/2006	768,083	0.0500

Average Per Quarter		$0.1691

Results of Operations

Comparison of the Nine Month Periods Ended September 30, 2006 and 2005

General.

The following tables provide a general comparison of our results of operations for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005

Total revenues	$22,763,664	$18,787,678
Total expenses	19,450,507	15,031,956
Income before minority interests	3,313,157	3,755,722
Minority interests in the Operating Partnership	(1,287,552)	(1,669,492)
Net income	$2,025,605	$2,086,230

	September 30,
	2006	2005

Number of properties owned and operated	37	36
Aggregate gross leasable area (sq. ft.)	3,121,037	2,687,000
Occupancy rate	83%	85%

Revenues.

Rental income, tenant reimbursements and other income was $22,763,664 for the nine months ended September 30, 2006 as compared to revenues of $18,787,678 for the nine months ended September 30, 2005. This represents an increase of 21%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during the nine months ended September 30, 2006 over the same period in 2005 was due to an increase in the amount of rent charged at some locations and the purchase of additional properties. Our occupancy rate at September 30, 2006 was 83%, as compared to 85% at September 30, 2005. Our average annualized revenue per square foot was $9.54 and $9.15 for the nine months ended September 30, 2006 and 2005, respectively.

Interest and other income was $589,196 for the nine months ended September 30, 2006 as compared to $398,258, for the nine months ended September 30, 2005, an increase of $190,938. We hold all revenues and proceeds we receive from offerings and loans in money market accounts and other short-term, highly liquid investments. The primary reason for the increase for the nine months ended September 30, 2006 was increased interest income as a result of higher cash balances.

Expenses.

Our total expenses, including interest expense and depreciation and amortization expense were $19,450,507 for the nine months ended September 30, 2006 as compared to $15,031,956 for the nine months ended September 30, 2005. This is an increase of $4,418,551 or 29%.

We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.

The increase in our operating expenses during the nine months ended September 30, 2006 was primarily the result of increased operating and maintenance, real estate taxes, utilities and depreciation primarily due to new property acquisitions, and interest due to higher debt levels as a result of new property acquisitions and interest rate increases.

The amount we pay Hartman Management under our property management agreement is based in part on our property revenues. As a result of our increased revenues in the nine months ended September 30, 2006 due to increased rent rate and the addition of new properties and a property management increase in several properties that was retroactive to January 1, 2006, management fees were $1,359,903 and $1,052,679 for the nine months ended September 30, 2006 and 2005, respectively.

Our interest expense increased by $1,287,300 or 49%, for the nine months ended September 30, 2006 over the nine months ended September 30, 2005. Our average outstanding debt was $70,950,470 for the nine months ended September 30, 2006 as compared to $60,373,396 for the nine months ended September 30, 2005. Our average interest rate associated with this debt increased to 7.4% for the nine months ended September 30, 2006 as compared to 5.74% for the nine months ended September 30, 2005. In March 2006, we executed an interest rate swap to hedge $30,000,000 of our variable-rate debt against future increases in interest rates, although the interest rate of the swap agreement has not reduced our interest expense during 2006.

Net Income.

Income provided by operating activities before minority interests was $3,313,157 and $3,755,722 for the nine months ended September 30, 2006 and 2005, respectively. Net income was $2,025,605 and $2,086,230 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in net income was the result of the items discussed above in expenses and revenue.

Comparison of the Three Month Periods Ended September 30, 2006 and 2005

General.

The following tables provide a general comparison of our results of operations for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005

Total revenues	$7,476,443	$6,204,629
Total expenses	6,502,853	5,310,457
Income before minority interests	973,590	894,172
Minority interests in the Operating Partnership	(371,176)	(382,662)
Net income	$602,414	$511,510

	September 30,
	2006	2005

Number of properties owned and operated	37	36
Aggregate gross leasable area (sq. ft.)	3,121,037	2,687,000
Occupancy rate	83%	85%

Revenues.

Rental income, tenant reimbursements and other income was $7,476,443 and $6,204,629 for the three months ended September 30, 2006 and 2005, respectively. This is an increase of $1,271,814, or 21%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during the three months ended September 30, 2006 over the same period in 2005 was due to an increase in the amount of rent charged at some locations and the purchase of additional properties. Our occupancy rate at September 30, 2006 was 83%, as compared to 85% at September 30, 2005. Our average annualized revenue was $9.80 and $8.82 per square foot for the three months ended September 30, 2006 and 2005, respectively.

Interest and other income was $35,641 and $181,739 for the three months ended September 30, 2006 and 2005, respectively. This represents a decrease of $146,098 or 80%. The primary reason for the decrease in the three months ended September 30, 2006 was a decrease in the value of the interest rate swap of $199,000.

Expenses.

Our total expenses, including interest expense and depreciation and amortization expense were $6,502,853 and $5,310,457 for the three months ended September 30, 2006 and 2005, respectively. This represents an increase of $1,192,396 or 22%.

We expect that the dollar amount of operating expenses will increase as we acquire additional properties and expand our operations.

The increase in our operating expenses during the three months ended September 30, 2006 was primarily the result of increased interest expense, depreciation and amortization, real estate taxes, utilities and management fees paid to Hartman Management. The increases to depreciation, real estate taxes and utilities are primarily due to new property acquisitions. The increase to interest expense is due to higher debt and interest rate increases.

The amount we pay Hartman Management under our property management agreement is based in part on our property revenues. As a result of our increased revenues in the three months ended September 30, 2006 due to increased rent rate and the addition of new properties and a property management increase in several properties that was retroactive to January 1, 2006, management fees were $556,283 and $323,517 for the three months ended September 30, 2006 and 2005, respectively.

Our interest expense increased by $258,615, or 27% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Our average outstanding debt was $68,729,821 and $60,588,693 for the three months ended September 30, 2006 and 2005, respectively. Our average interest rate associated with this debt increased to 7.2% for the three months ended September 30, 2006 as compared to 6.4% for the three months ended September 30, 2005. In March 2006, we executed an interest rate swap to hedge $30,000,000 of our variable-rate debt against future increases in interest rates, although the interest rate of the swap agreement has not reduced our interest expense during 2006.

Net Income.

Income provided by operating activities before minority interests was $973,590 and $894,172 for the three months ended September 30, 2006 and 2005, respectively. Net income was $602,414 and $511,510 for the three months ended September 30, 2006 and 2005, respectively. The increase in net income was the result of the items discussed above in expenses and revenue.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of September 30, 2006 and December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates. As of September 30, 2006, we had $61,225,000 of indebtedness outstanding under these facilities, $31,225,000 of which was not hedged to protect against rising interest rates. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $312,250.

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

In the current quarter it was discovered by the Company that amortization expense had not been recorded properly for the three months ended March 31, 2006 and the six months ended June 30, 2006. This was the result of deferred lease commission not being written off on a tenant that defaulted on their lease on March 28, 2006. The impact of this adjustment on prior quarter’s financial statements is detailed in Note 10 to the Consolidated financial statements.

Based upon managements evaluation for the year ended December 31, 2005 and the material weaknesses described in the preceding paragraph, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings. The Company is in the process of remediating the material weaknesses and intends to engage an external consultant to assist management in establishing and maintaining adequate controls and remediating the identified material.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently in litigation with Hartman Management and Allen R. Hartman concerning the validity of the amended and restated management agreement among other matters. The Company did not incur any material termination penalties as a result of the termination of the amended and restated property management agreement or the original property and partnership management agreement. In addition, the Board elected not to renew an advisory agreement, dated as of August 31, 2004, between the Company and Hartman Management, the current payments under which had been extended on a month-to-month basis and ultimately expired on September 30, 2006. The previously mentioned litigation also contests the validity of the advisory agreement.

From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2006, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The 10,000,000 shares offered to the public in the Public Offering were being offered to investors on a best efforts basis by the dealer manager D.H. Hill Securities, LLP, which means that the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares.

As of September 30, 2006, an aggregate of 2,886,405 shares had been issued pursuant to the Public Offering with gross offering proceeds received of $28,859,004. The Company’s application of such gross offering proceeds through September 30, 2006 was as follows:

Amount of Proceeds so
Description of Use of Offering Proceeds	Utilized

Selling Commissions paid to broker/ dealers not affiliated with
D.H. Hill Securities , LLP	$1,609,632
Selling Discounts	70,365
Dealer Manager Fee paid to D.H. Hill Securities , LLP	692,369
Offering expense reimbursements paid to the Management Company	695,328
Acquisition Fees paid to the Management Company	556,263
Total Offering Expenses	$3,623,957

Net Offering Proceeds	$25,235,047

Repayment of Lines of Credit	$18,300,000
Used for Working Capital	$6,935,047

Although the immediate use of $18,300,000 of proceeds of the offering was the repayment of the Company’s lines of credit, and the immediate use of $6,935,047 was for working capital, purchases of real estate assets have been made by re-drawing on the lines of credit and using working capital. Therefore, the ultimate use of a substantial portion of the aggregate net offering proceeds may be regarded as being for the acquisition of real estate assets. For the year ended December 31, 2005, an aggregate of $605,263 of our lines of credit was used to fund the excess of distributions to shareholders over our cash flow from operating activities, which may be characterized as a return of capital.

On October 2, 2006, the Board suspended the Public Offering.

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

HARTMAN COMMERCIAL PROPERTIES REIT
Date: November 14, 2006	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer

Dated November 14, 2006	/s/ John J. Dee
John J. Dee
Chief Financial Officer