Form 10-K
period 2006-12-31
HARTMAN COMMERCIAL PROPERTIES REIT
filed 2007-03-30
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-50256

Hartman Commercial Properties REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	76-0594970 (I.R.S. Employer Identification No.)

1450 West Sam Houston Parkway North, Suite 111, Houston, Texas (Address of Principal Executive Offices)	77043-3124 (Zip Code)

Registrant’s telephone number, including area code: (713) 827-9595

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $91,796,082 assuming a market value of $10 per share.

As of March 30, 2007, the Registrant had 10,001,269 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference into Part III portions of our proxy statement for the 2007 annual meeting of shareholders.

HARTMAN COMMERCIAL PROPERTIES REIT
FORM 10-K
Year Ended December 31, 2006

Unless the context otherwise requires, all references in this report to “HCP,” “we,” “us” or “our” are to Hartman Commercial Properties REIT and its subsidiaries.

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•	changes in general economic conditions;

•	changes in real estate conditions;

•	construction costs that may exceed estimates;

•	construction delays;

•	increases in interest rates;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of this Form 10-K and our Registration Statement on Form S-11, as amended, as previously filed with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General Description of Business

We are a Maryland real estate investment trust (“REIT”) organized in December 2003 for the purpose of merging with Hartman Commercial Properties REIT, a Texas real estate investment trust organized in August 1998. We are the surviving entity resulting from the merger, which was consummated on July 28, 2004. We have elected to be taxed as a REIT trust under federal income tax laws. We invest in and operate retail, office and warehouse properties located primarily in the Houston, Dallas and San Antonio, Texas metropolitan areas. In the future, we plan to expand our investments to similar properties in major metropolitan cities in the United States. Each of our properties is leased to one or more tenants.

Substantially all of our business is conducted through Hartman REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. As of December 31, 2006, we owned a 62.34% interest in the Operating Partnership.

On December 31, 2006, we owned 36 properties. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. The properties consist of 19 retail, 6 office and 11 warehouse properties, and each is designed to meet the needs of surrounding local communities. As of December 31, 2006, our properties contained approximately 3,093,000 square feet of gross leasable area in the aggregate.

As of December 31, 2006, our properties were approximately 83.3% leased. Substantially all of our revenues consist of base rents received under long-term leases. For the year ended December 31, 2006, our total revenues were approximately $29.8 million. Approximately 84.7% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

Business Objectives and Strategy

Our strategy is to remain focused on being a value-added commercial property REIT that acquires and expands its ownership of primarily C-class retail, office and warehouse properties. We will look for properties that are under leased and/or under managed in markets with potential upside, and add-value through our management and leasing expertise. The key elements of our strategy include:

•
Capitalize on Our Value-Added Acquisition Strategy. We invest in a mixture of (i) properties that we perceive are undervalued due to low occupancy, poor management, market inefficiencies and/or inadequate capitalization where we can create value by using our leasing and property management expertise, and (ii) stabilized properties that are relatively well occupied and managed and provide steady current net operating income with lower growth potential.

•
Take Advantage of Economic Cycles. We diversify our property and tenant mixes in order to take advantage of opportunities in, and manage the risks resulting from, different economic cycles that occur among various property types.

•	Investment Outside of Texas Market. We seek to invest in similar properties outside of Texas in cities with exceptional demographics to diversify market risk.

•	Selectively Develop Properties. We intend to selectively develop properties where land prices and economic trends indicate higher potential future returns from development than from acquisitions.

•	Strengthen Our Balance Sheet. We intend to selectively dispose of assets that have little or no growth potential and recycle the capital into assets having potential for greater returns.

Recent Developments

Property Management and Advisory Agreements

On October 2, 2006, our Board of Trustees (our “Board”) terminated for cause our amended and restated property management agreement, dated September 1, 2004, with Hartman Management, L.P. (“Hartman Management”). Our Board determined that it was in the best interests of HCP and our shareholders to terminate this agreement because of numerous unresolved issues and conflicts of interest between Allen R. Hartman, Hartman Management and HCP. In addition, our Board believed that it was in the best interests of HCP and our shareholders to move forward as a self-managed, self-administered REIT with a new, fully integrated management team.

  In addition, our Board elected not to renew our advisory agreement, dated August 31, 2004, with Hartman Management. This agreement had been extended on a month-to-month basis and ultimately expired on September 30, 2006.

Pursuant to these agreements, Hartman Management had acted as our advisor and manager of our day-to-day operations and portfolio of properties. Mr. Hartman, our former President, Secretary, Chief Executive Officer, and Chairman of the Board, is the sole limited partner of Hartman Management, as well as the president, secretary, sole trustee and sole shareholder of the general partner of Hartman Management. As described below, Mr. Hartman was removed by our Board as our President, Secretary, and Chief Executive Officer on October 2, 2006, and he resigned from our Board on October 27, 2006.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officer

On October 2, 2006, our Board voted to terminate Mr. Hartman from his positions as our President, Secretary and Chief Executive Officer and appointed James C. Mastandrea to serve as our interim Chief Executive Officer and Chairman of our Board. Mr. Mastandrea had served as an independent member of our Board since July 5, 2006. There are no arrangements or understandings between Mr. Mastandrea and any other person pursuant to which Mr. Mastandrea was selected as an officer. Since the beginning of our last fiscal year, Mr. Mastandrea has had no direct or indirect interest in any transaction to which we were a party. On October 27, 2006, Mr. Hartman resigned from our Board.

Litigation between HCP and Allen R. Hartman and Hartman Management

In October 2006, we initiated an action in the 333rd Judicial District Court of Harris County, Texas against Mr. Hartman and Hartman Management. We are seeking damages for breach of contract, fraudulent inducement and breach of fiduciary duties.

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the members of our Board, and our Chief Operating Officer, John J. Dee. The counterclaim has since been amended to drop the claims against the individual defendants with the exception of Messrs. Mastandrea and Dee. The amended counterclaim asserts claims against us for alleged breach of contract and alleges that we owe Mr. Hartman and Hartman Management fees for the termination of an advisory agreement. The amended counterclaim asserts claims against Messrs. Mastandrea and Dee for tortious interference with the advisory agreement and a management agreement and conspiracy to seize control of us for their own financial gains. We have indemnified Messrs. Mastandrea and Dee to the extent allowed by our governing documents and Maryland law. The amended counterclaim also asserts claims against our prior outside law firm and one of its partners.

Limited discovery has been conducted in this case as of the date of this filing. The case is set for trial in July 2007.

It is too early to express an opinion concerning the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

In December 2006, we also initiated an action in the United States District Court for the Southern District of Texas complaining of the attempts by Mr. Hartman and Hartman Management to solicit written consents from shareholders to replace our Board.

Mr. Hartman and Hartman Management have filed a counterclaim claiming that changes to our bylaws and declaration of trust are invalid and that their enactment is a breach of fiduciary duty. They are seeking a declaration that the changes to our bylaws and declaration of trust are invalid and an injunction barring their enforcement. These changes, among other things, stagger the terms of our Board members over three years, require two-thirds vote of the outstanding common shares to remove a Board member and provide that our secretary may call a special meeting of shareholders only upon the written request of a majority of outstanding common shares. We believe the changes to our bylaws and declaration of trust are valid under Maryland law and in the best interest of our shareholders. We have filed a motion to dismiss the counterclaims. A group of shareholders has filed a request to intervene in this action to assert claims similar to those asserted by Mr. Hartman and Hartman Management. We have opposed the intervention.

There has been limited discovery in this case as of the date of this report. Documents have been produced and interrogatory responses exchanged. We have produced the members of our Board for deposition as well as Mr. Dee. The Court has conducted a hearing on the parties’ cross request for preliminary injunction, but has not yet ruled on that request.

It is too early to express an opinion concerning the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claim.

Public Offering

On September 15, 2004, our Registration Statement on Form S-11, with respect to a public offering of up to 10,000,000 common shares of beneficial interest offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 shares available pursuant to our dividend reinvestment plan offered at a price of $9.50 per share. The shares were offered to investors on a best efforts basis. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

On October 2, 2006, our Board terminated the public offering. On March 27, 2006, we gave the required ten days notice to our participants informing them that we intend to terminate our dividend reinvestment plan. As a result our dividend reinvestment program will terminate on April 6, 2007.

As of December 31, 2006, 2,831,184 shares had been issued pursuant to our public offering with net offering proceeds received of approximately $24.6 million. An additional 138,033 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling approximately $1.3 million. Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006 may have recission rights. See “Dividend Reinvestment Plan” in Item 5 of this report.

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

General

We invest in commercial real estate properties, primarily retail centers, office buildings and warehouse properties. Our primary business and investment objectives are:

•	to maximize cash dividends paid to our shareholders;

•	to obtain and preserve long-term capital appreciation in the value of our properties to be realized upon our ultimate sale of our properties; and

•	to provide our shareholders with liquidity for their investment in us by listing our shares on a national exchange.

In addition, to the extent we determine that it is advantageous to make or invest in mortgage loans, we will also seek to obtain fixed income through the receipt of payments on mortgage loans. Our management intends to limit mortgage investments to 15% of our total investment portfolio unless prevailing economic or portfolio circumstances require otherwise. We cannot assure you that we will attain these objectives or that our capital will not decrease. We currently have no investment in mortgage loans.

We may not materially change our investment objectives, except upon approval of shareholders holding a majority of our common shares of beneficial interest. Our independent trustees will review our investment objectives at least annually to determine that our policies are in the best interests of our shareholders. Decisions relating to the purchase or sale of our investments will be made by our management, subject to approval by our Board, including a majority of our independent trustees.

Acquisition and Investment Policies

Although the Company acquired no properties in 2006, we intend to continue to acquire community retail centers, office and warehouse properties for long-term ownership and for the purpose of producing income and generating value growth. We seek to acquire and own properties that generally have business addresses in desirable locations. These properties generally are of high quality construction, offer personalized tenant amenities and attract higher quality tenants. We generally intend to hold our properties for an extended period of time, which we believe is optimal to enable us to capitalize on the potential for increased income and capital appreciation of our properties. However, economic or market conditions may influence us to hold our investments for different periods of time. Also our management believes that targeting this type of property for investment will enhance our ability to enter into joint ventures with other institutional real property investors (such as pension funds, public REITs and other large institutional real estate investors), allowing us greater diversity of investment by increasing the number of properties in which we invest. Our management also believes that by owning a portfolio consisting largely of the diverse types of properties described above we enhance our liquidity opportunities for investors by making the sale of individual properties or multiple properties attractive to purchasers.

We acquire properties primarily for income. Historically we have invested in properties that have been constructed and have operating histories. We may in the future, however, become more active in investing in land for development or in properties that are under development or construction where we see the properties having the potential for greater returns than those attainable from completed properties. To the extent feasible, we will invest in a portfolio of properties that will satisfy our investment objectives of maximizing cash available for payment of dividends, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

Our policy is to acquire properties that are under leased and/or under managed, in markets with potential upside, and add-value through our management and leasing expertise. We anticipate that we will focus on properties in the $1 million to $15 million-value range. We typically lease our properties to a wide variety of tenants on a “triple-net” basis, which means that the tenant is responsible for paying the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space.

Although we currently intend to invest in or develop retail, office and warehouse properties, our future investment or redevelopment activities are not limited to any specified property type or use. We may invest in other commercial properties such as manufacturing facilities, and warehouse and distribution facilities in order to reduce overall portfolio risk, enhance overall portfolio returns, or respond to changes in the real estate market if we believe it would be advantageous to do so.

Although we are not limited as to the form our investments may take, all of our properties are owned by the Operating Partnership or by a wholly owned subsidiary of the Operating Partnership in fee simple title. We expect to continue to pursue our investment objectives through the direct ownership of properties. However, in the future, we may also participate with other entities in property ownership, through joint ventures, limited liability companies, partnership, co-tenancies or other types of common ownership. We presently have no plans to own any property jointly with another entity or entities. In addition, we may purchase properties and lease them back to the sellers of these properties. While we will use our best efforts to structure any sale-leaseback transaction so that the lease will be characterized as a “true lease” and we will be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service will not challenge this characterization. In the event that a sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to that property would be disallowed.

Terms of Leases and Tenant Credit Worthiness

While the terms and conditions of any lease that we enter into with our tenants may vary substantially from those described herein, we expect that a majority of our leases will be a form of lease customarily used between landlords and tenants in the geographic area where the property is located. These leases generally provide for terms of three to five years and require the tenant to pay a pro rata share of building expenses. In typical leases, the landlord is directly responsible for all real estate taxes, certain sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs.

Borrowing Policies

Our organizational and governance documents generally limit the maximum amount of indebtedness that we may incur to 300% of our net assets as of the date of any borrowing. Notwithstanding the foregoing, we may exceed this borrowing limit if any excess in borrowing over the 300% level is approved by a majority of our independent trustees and disclosed to our shareholders in a subsequent quarterly report. Further, we do not have a policy limiting the amount of indebtedness we may incur or the amount of mortgages which may be placed on any one piece of property. As a general policy, however, we intend to maintain a ratio of total liabilities to total assets that is less than 60%. As of December 31, 2006, we had a ratio of total liabilities to total assets of 45.8%. However, we may not be able to continue to achieve this objective.

We will refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase that investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing and an increase in property ownership if refinancing proceeds are reinvested in real estate.

We may not borrow money from any of our trustees unless the loan is approved by a majority of the trustees, including a majority of the independent trustees not otherwise interested. The trustees must determine that such loan is fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.

Disposition Policies

Currently we are evaluating all of our properties to determine the best long term course of action for each property. We may determine it is best to sell certain properties and reinvest the proceeds in properties that we believe have greater upside. We might sell a property if we believe the value of the property is expected to decline substantially, an opportunity has arisen to improve other properties that have better long-term prospects for appreciation, we can increase cash flow through the disposition of the property and reinvestment of the net proceeds or the sale of the property is otherwise in our best interests. We generally intend to hold our investments long-term. Economic or market conditions may, however, influence us to hold our investments for different periods of time. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors including prevailing economic conditions, with a view to achieving maximum capital appreciation. The selling price of a leased property is determined in large part by the amount of rent payable by the tenants.

Pursuant to our declaration of trust, if our shares are not listed for trading on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market or another national exchange by October 2, 2018, unless this date is extended by the majority vote of both our Board and our independent trustees, we will be required to begin the sale of all of our properties and to distribute to our shareholders the net sale proceeds resulting from our liquidation. If at any time after that date, we are not in the process of either (i) listing our shares for trading on a national securities exchange or including our shares for quotation on the NASDAQ Stock Market or (ii) liquidating our assets, investors holding a majority of our shares may vote to require our liquidation. It is our intention to consider the process of listing or liquidation prior to October 2, 2018. In making the decision to apply for listing, our Board will try to determine whether listing our shares or liquidating our assets will result in greater value for our shareholders. The circumstances, if any, under which our Board would agree to list our shares cannot be determined at this time. Even if our shares are not listed or included for quotation, we are under no obligation to actually sell our portfolio within this period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which our properties are located and federal income tax effects on shareholders that may prevail in the future. We may not be able to liquidate our assets. We will continue in existence until all of our properties are sold and our other assets are liquidated.

Dispositions

We sold one property in 2006. On December 1, 2006, we sold Northwest Place II, a 27,974 square foot office/warehouse building located in Houston, Texas for a sales price of $1,175,000. A gain of $197,000 was generated from this sale, which is reflected in our consolidated financial statements for the year ended December 31, 2006. It is anticipated that the funds received from this sale will be used for future acquisitions and/or capital improvements to properties we believe have upside.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

Consistent with the requirements necessary to maintain our qualification as a REIT, we may acquire securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over those entities. We may acquire all or substantially all of the securities or assets of REITs or similar entities where the investments would be consistent with our investment policies. We anticipate that we will only acquire securities or other interests in issuers engaged in commercial real estate activities involving retail, office or office-warehouse properties. We may also invest in entities owning undeveloped acreage. Neither our declaration of trust nor our bylaws place any limit or restriction on the percentage of our assets that may be invested in securities of or interests in other issuers. The governance documents of the Operating Partnership also do not contain any such restrictions.

We may also invest in limited partnerships and other ownership interests in entities that own real property. We expect that we may make these investments when we consider it more efficient to acquire an entity owning real property rather than to acquire the properties directly. We also may acquire less than all of the ownership interests of these entities if we determine that their interests are undervalued and that a liquidation event in respect of their interests are expected within the investment holding periods consistent with that of property investments.

Other than our interest in the Operating Partnership, we currently do not own any securities of other entities. We do not presently intend to acquire securities of any entities.

Equity Capital

If our Board determines that it is advisable and in our best interests to raise additional equity capital, it has the authority, without shareholder approval, to authorize us to issue additional common shares or preferred shares of beneficial interests up to the 400,000,000 authorized shares. Additionally, our Board could cause the Operating Partnership to issue units that are convertible into our common shares. Subject to limitations contained in the organizational and governance documents of the Operating Partnership, our Board could issue, or cause to be issued, securities in any manner (and on terms and for consideration) they deem appropriate, including in exchange for real estate. We have issued securities in exchange for real estate and we expect to continue to do so in the future. Existing shareholders have no preemptive right to purchase shares in any offering, and any offering might cause dilution of an existing shareholder’s investment in our company.

Environmental Matters

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under these laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in its property. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal and whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances.

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and complying with these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real property for personal injury or property damage associated with exposure to released hazardous substances. Additionally, concern about indoor exposure to mold has been increasing as it may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, and could expose us to liability to our tenants, their employees and others. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for payments of dividends to our shareholders. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for future borrowing.

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

We will not purchase any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property. Certain properties that we have acquired contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken with respect to these and other properties. To date, the costs associated with these investigations and any subsequent remedial measures taken have not been material to us.

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. We have not recorded in our financial statements any material liability in connection with environmental matters. Nevertheless, it is possible that the environmental assessments we have obtained or reviewed have not revealed all potential environmental liabilities. It is also possible that subsequent environmental assessments or investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which our management is unaware.

Competition

All of our properties are located in areas that include competing properties. The amount of competition in a particular area could impact our ability to acquire additional real estate, sell current real estate, lease space and the amount of rent we are able to charge. We may be competing with owners, including but not limited to, other REITs, insurance companies and pension funds with access to greater resources than those available to us.

Employees

As of December 31, 2006, we had 41 employees, one of whom was part-time.

Financial Information About Segments

Our management historically has not differentiated by property types and therefore does not presented segment information.

Web Site Address

We electronically file our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). Copies of our filings with the SEC may be obtained at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge. We are currently in the process of reviewing and updating our business code of ethics. Once finalized, it may be viewed at http://www.hcpreit.com. We are also in the process of posting other corporate governance documentation to our website. The information on our website is not, and should not be considered, a part of this report.

Item 1A.	Risk Factors.

There can be no assurance that we will be able to pay or maintain cash dividends or that dividends will increase over time.

There are many factors that can affect the availability and timing of cash dividends to shareholders. Dividends will be based principally on cash available from our properties, real estate securities, mortgage loans and other investments. The amount of cash available for dividends will be affected by many factors, such as our ability to buy properties, the yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. In 2006, our Board voted to decrease our dividend rate for the second quarter of 2006 to $0.15 per common share, as compared to $0.1768 per common share for the first quarter of 2006. This quarterly dividend rate continued for the third and fourth quarters of 2006. We can give no assurance that we will be able to pay or maintain dividends or that dividends will increase over time. In addition, we can give no assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased dividends over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for dividends to shareholders. Our actual results may differ significantly from the assumptions used by our Board in establishing the dividend rate to shareholders.

If we experience decreased cash flows, we may need to use other sources of cash to fund dividends or we may be unable to pay dividends.

Actual cash available for dividends may vary substantially from estimates. If our cash dividends exceed the amount of cash available for dividends, we may need to fund the shortage out of working capital, borrowings under our lines of credit or by obtaining other debt, which would reduce the amount of proceeds available for real estate investments.

We may need to incur additional borrowings to meet REIT minimum distribution requirements.

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual net taxable income (excluding any net capital gain). In addition, the Internal Revenue Code will subject us to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay dividends to our shareholders in a manner that allows us to meet the distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so.

Our income consists almost solely of our share of the Operating Partnership’s income, and the cash available for distribution by us to our shareholders consists of our share of cash distributions made by the Operating Partnership. Because we are the sole general partner of the Operating Partnership, our Board determines the amount of any distributions made by it. Our Board may consider a number of factors in making distributions, including:

•	the amount of the cash available for distribution;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements; and

•	our annual distribution requirements necessary to maintain our qualification as a REIT.

Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of income and deduction of expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures and the creation of reserves or required debt amortization payments could require us to borrow funds on a short-term or long-term basis to meet the REIT distribution requirement and to avoid the 4% excise tax described above. In these circumstances, we may need to borrow funds to avoid adverse tax consequences even if our management believes that the then prevailing market conditions generally are not favorable for borrowings or that borrowings would not be advisable in the absence of the tax consideration.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

If it is determined to be in our best interests, we may, in some instances, acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our current mortgage debt to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the REIT distribution requirement described above, or otherwise as may be necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We may incur mortgage debt on a particular piece of real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. If there is a shortfall in cash flow, however, the amount available for dividends to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our shareholders will be adversely affected.

If we fail to qualify as a REIT, our operations and dividends to shareholders would be adversely impacted.

We intend to continue to operate so as to qualify as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification.

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

The agreements relating to the debt we incur contain financial and operating covenants that may limit our ability to make distributions or other payments to our shareholders. Our existing credit facilities contain financial and operating covenants, including:

•	debt service coverage of at least 1.5 to 1.0;

•	loan-to-value ratio of a borrowing base pool to total funded loan balance of at least 1.67 to 1.00;

•	total debt not to exceed 60% of fair market value of our real estate assets;

•	the ratio of secured debt to fair market value of our real estate assets not to exceed 40%;

•	interest coverage ratio of at least 2.0 to 1.0;

•	we must hedge certain amounts of variable interest rate debt;

•	maintenance of specific levels of insurance; and

•	limitations on our ability to make distributions or other payments to our shareholders, sell assets or engage in mergers, consolidation or make certain acquisitions.

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

All of our assets and revenues are currently derived from properties located in the Houston, Dallas and San Antonio, Texas metropolitan areas. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. If Houston, Dallas or San Antonio experiences a significant economic downturn, our ability to locate and retain financially sound tenants may be adversely impacted. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the lack of geographic diversity among our current assets, if Houston, Dallas or San Antonio experiences an economic downturn, our operations and ability to pay dividends to our shareholders could be adversely impacted.

There is no public trading market for our shares of common stock, making it difficult for shareholders to sell their shares.

There is no current public market for our common shares of beneficial interest. If you are able to find a buyer for your shares, you may not sell your shares to that buyer unless the buyer meets the suitability standards applicable to him or her, including any suitability standards imposed by the potential purchaser’s state of residence. Our declaration of trust also imposes restrictions on the ownership of common shares that will apply to potential transferees that may restrict your ability to sell your shares.  In addition, our Board has delayed the implementation of our share redemption program. Even if this program is implemented in the future, our Board may reject any request for redemption of shares or amend, suspend or terminate the program at any time. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount.

We have acquired a majority of our properties, on a non “arms-length” basis, from entities controlled by the previous advisor and CEO, Allen R. Hartman.

We acquired 27 of the 36 properties we owned as of December 31, 2006, from entities controlled by Mr. Hartman. We acquired these properties by paying cash or issuing our commons shares of beneficial interest or units of the Operating Partnership that are convertible into our common shares. No third parties were retained to represent or advise these selling entities or us, and the transactions were not conducted on an “arm’s-length” basis.

Mr. Hartman had interests that differed from, and in certain cases conflicted with, his co-investors in these entities. Mr. Hartman received the following as a result of these transactions:

•
897,117.19 units of the Operating Partnership that are convertible into our common shares, as adjusted to reflect the recapitalization, in consideration of Mr. Hartman’s general partner interest in the selling entities;

•	the ability to limit his future exposure to general partner liability as a result of Mr. Hartman no longer serving as the general partner to certain of the selling entities; and

•	the repayment of debt encumbering several of our properties that was personally guaranteed by Mr. Hartman.

Mr. Hartman might not have been able to negotiate all of these benefits if the transactions were negotiated at arm’s length. Further, Mr. Hartman did not make any representations or warranties in regard to the properties or the selling entities (neither personally nor in his capacity as a general partner) in the documents evidencing the transactions. Consequently, we essentially acquired the properties on an “as is” basis. Therefore, we will bear the risk associated with any characteristics of or deficiencies in these properties unknown at the closing of the acquisitions that may affect their valuation or revenue potential.

Approximately 43.6% of our gross leasable area is subject to leases that expire prior to December 31, 2009.

As of December 31, 2006, approximately 43.6% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2009. We are subject to the risk that:

•	tenants may choose not to renew these leases;

•	we may not be able to re-lease the space subject to these leases; and

•	the terms of any renewal or re-lease may be less favorable than the terms of the current leases.

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

Some or all of these factors may affect our properties, which could adversely affect our operations and ability to pay dividends to shareholders.

We operate in a competitive business and many of our competitors have greater resources and operating flexibility than we do.

Numerous real estate companies that operate in the Houston, Dallas and San Antonio, Texas metropolitan areas compete with us in developing and acquiring office, retail and warehouse properties and seeking tenants to occupy their properties. Moreover, as we seek to expand our investments and operations into other geographic locations and other asset types, we will encounter significantly more competition from entities that have more financial and other resources, and more operating experience, than we do. This competition could adversely affect our business. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Such an increase would result in a heightened demand for these assets that would increase their selling prices. If we pay higher prices for properties and other investments our profitability will be reduced.

We depend on tenants for our revenue and on anchor tenants to attract non-anchor tenants.

As rental income from real property comprises substantially all of our income, the inability of a single major tenant or a number of smaller tenants to meet their obligations to us would adversely affect our income. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default. In addition, in some cases, tenants may have the right to terminate if the lease held by an anchor tenant or other principal tenant expires, is terminated or the property subject to the lease is vacated, even if rent continues to be paid under the lease. The weakening of a significant tenant’s financial condition or the loss of an anchor tenant may adversely affect our cash flow and amounts available for distribution to our shareholders.

The bankruptcy or insolvency of major tenants would adversely impact our operations.

As of December 31, 2006, our five largest tenants generated approximately 9.3% of the combined rent of our properties. The bankruptcy or insolvency of a major tenant or a number of small tenants would have an adverse impact on our income and dividends. Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, our claim for breach of the lease (absent collateral securing the claim) will be treated as a general unsecured claim. General unsecured claims are the last claims paid in a bankruptcy, and funds may not be available to pay these claims. As of December 31, 2006, none of our major tenants were in bankruptcy or had materially defaulted on their lease. However, any of our tenants could become insolvent or declare bankruptcy in the future.

We may have difficulty selling our real estate investments, which may have an adverse impact on our ability to pay dividends.

Equity real estate investments are relatively illiquid. We have a limited ability to vary our portfolio in response to changes in economic or other conditions. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand and other factors, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We are especially vulnerable to these risks because all but three of our current properties are located in Houston, Texas. In addition, mortgage payments and, to the extent a property is not occupied entirely by tenants subject to triple net leases, certain significant expenditures such as real estate taxes and maintenance costs generally are not reduced when circumstances cause a reduction in income from the investment. The occurrence of these events would adversely affect our income and ability to pay dividends to our shareholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect our returns.

We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. In some instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by these uninsured losses. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any sources of funding will be available to us for this purpose in the future. Also, to the extent we must pay unexpectedly large insurance premiums, we could suffer reduced earnings that would result in less cash dividends to be distributed to shareholders.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in its property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air. In addition, third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for payments of dividends to our shareholders.

Litigation with Allen R. Hartman and Hartman Management.

We are currently involved in litigation with our former Chief Executive Officer, Allen R. Hartman, and manager and advisor, Hartman Management, L.P. While we intend to vigorously defend against claims brought by Mr. Hartman and Hartman Management and vigorously prosecute our claims against Mr. Hartman and Hartman Management, there can be no assurances that we will ultimately prevail. Even if we do ultimately prevail in these lawsuits, we may continue to incur significant legal costs to do so. For more discussion, see Legal Proceedings and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies.

Inability to retain key personnel may adversely impact our ability to implement our strategic plan.

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, including James C. Mastandrea and John J. Dee. We do not have employment agreements with Messrs. Mastandrea or Dee, and we cannot guarantee that they will remain employed by us. We have not purchased “key person” life insurance for Messrs. Mastandrea or Dee. If Messrs. Mastandrea or Dee or any of our other key personnel were to cease their employment with us, our operating results could suffer. We believe that our future success depends, in large part, upon our ability to retain and hire highly skilled managerial, operational and marketing personnel. Competition for skilled personnel is intense, and we cannot assure you that we will be successful in attracting and retaining skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our business strategies could be delayed or hindered.

Shareholders that received shares under our dividend reinvestment plan on or after October 2, 2006, could be entitled to recission rights.

Our dividend reinvestment plan allowed our shareholders to elect to have dividends from our common shares reinvested in additional common shares at a purchase price per share of $9.50. Our dividend reinvestment plan will terminate on April 6, 2007. Shares issued under our dividend reinvestment plan were registered on our Registration Statement on Form S-11. We did not amend or supplement our Registration Statement following our change in management on October 2, 2006, and the events that occurred thereafter. As a result, shareholders that received approximately 64,000 shares issued under our dividend reinvestment plan, on or after that date could be entitled to recission rights. These rights would entitle these holders to recovery of their purchase price less any income received on their shares. If these rights are successfully exercised, the repayment of the purchase price and associated expenses could adversely affect our cash flow and ability to pay dividends to our shareholders.

Item 2.	Properties.

On December 31, 2006, we owned the 36 properties discussed below. We own 33 properties located in the Houston, Texas, 2 properties located in Dallas, Texas and 1 property located in San Antonio, Texas. Our properties consist of 19 retail centers with approximately 1,293,000 square feet of gross leasable area, 11 warehouse properties with approximately 1,202,000 square feet of gross leasable area and 6 office buildings with approximately 598,000 square feet of gross leasable area. Each property is designed to meet the needs of surrounding local communities. A nationally or regionally recognized tenant typically anchors each of our retail properties. As of December 31, 2006, our properties contain approximately 3,093,000 square feet of gross leasable area.

As of December 31, 2006, our retail, warehouse and office properties were approximately 82.0%, 85.5% and 81.5% leased, respectively.

Anchor space at our retail properties, representing approximately 7.5% of total leasable area, was approximately 81.8% leased, while non-anchor space, accounting for the remaining 92.5% balance, was approximately 83.4% leased. Approximately 75.5% of our tenants are local tenants and 14.0% and 10.5% of our tenants are national and regional tenants, respectively. We define:

•	national tenants as any tenant that operates in at least four metropolitan areas located in more than one region (i.e. Northwest, Midwest, Southwest or Southeast) of the United States;

•	regional tenants as any tenant that operates in two or more metropolitan areas located within the same region of the United States; and

•	local tenants as any tenant that operates stores only in one metropolitan area.

Substantially all of our revenues consist of base rents received under long-term leases. For the year ended December 31, 2006, our total revenues were approximately $29.8 million. Approximately 84.7% of our existing leases contain “step up” rental clauses that provide for increases in base rental payments.

The following table lists the five properties that generated the most rents during the year 2006.

Property Name	Total Rents Received in 2006 (in thousands)	Percent of Company’s Total Rents Received in 2006
Uptown Tower	$3,375	11.4%
Windsor Park Centre	1,742	5.9%
Corporate Park Northwest	1,577	5.3%
Corporate Park West	1,495	5.0%
9101 LBJ Freeway	1,471	5.0%
Total	$9,660	32.6%

As of December 31, 2006, we had one property that accounted for more than 10% of total gross revenue. Uptown Tower is an office building located in Dallas, Texas that was acquired during 2005 and accounts for 11.4% of our total revenue and 11.2% of real estate, net.

General Physical Attributes

The following table lists, for all properties owned by us on December 31, 2006, the year each property was developed or significantly renovated, the total leasable area of each property and the purchase price we paid for each property.

Property Name	Location	Year Developed/ Renovated	Total Leasable Area (Sq. Ft.)	Purchase Price
Retail Properties:
Bellnott Square	Houston	1982	73,930	$5,792,294
Bissonnet/Beltway	Houston	1978	29,205	2,361,323
Centre South	Houston	1974	44,543	2,077,198
Garden Oaks	Houston	1954	95,046	6,577,782
Greens Road	Houston	1979	20,507	1,637,217
Holly Knight	Houston	1984	20,015	1,612,801
Kempwood Plaza	Houston	1974	112,359	2,531,876
Lion Square	Houston	1980	119,621	5,835,108
Northeast Square	Houston	1984	40,525	2,572,512
Providence	Houston	1980	90,327	4,593,668
South Richey	Houston	1980	69,928	3,361,887
South Shaver	Houston	1978	21,926	817,003
SugarPark Plaza	Houston	1974	95,032	8,906,057
Sunridge	Houston	1979	49,359	1,461,571
Torrey Square	Houston	1983	105,766	4,952,317
Town Park	Houston	1978	43,526	3,760,735
Webster Point	Houston	1984	26,060	1,870,365
Westchase	Houston	1978	42,924	2,173,300
Windsor Park	San Antonio	1992	192,458	13,102,500
			1,293,057	$75,997,514
Warehouse Properties:
Brookhill	Houston	1979	74,757	$973,264
Corporate Park Northwest	Houston	1981	185,627	7,839,539
Corporate Park West	Houston	1999	175,665	13,062,980
Corporate Park Woodland	Houston	2000	99,937	6,028,362
Dairy Ashford	Houston	1981	42,902	1,437,020
Holly Hall	Houston	1980	90,000	3,123,400
Interstate 10	Houston	1980	151,000	3,908,072
Main Park	Houston	1982	113,410	4,048,837
Plaza Park	Houston	1982	105,530	4,195,116
Westbelt Plaza	Houston	1978	65,619	2,733,009
Westgate	Houston	1984	97,225	3,448,182
			1,201,672	$50,797,781
Office Properties:
9101 LBJ Freeway	Dallas	1985	125,874	$8,093,296
Featherwood	Houston	1983	49,670	2,959,309
Royal Crest	Houston	1984	24,900	1,864,065
Uptown Tower	Dallas	1982	253,981	17,171,486
Woodlake Plaza	Houston	1974	106,169	5,532,710
Zeta Building	Houston	1982	37,740	2,456,589
			598,334	$38,077,455

Grand Totals			3,093,063	$164,872,750

General Economic Attributes

The following table lists certain information that relates to the rents generated by each property, the anchor or largest tenant at the property and the date their leases expire. All of the information listed in this table is as of December 31, 2006.

Property Name	Percent Leased	Total Annualized Rents Based on Occupancy (in thousands)	Effective Net Rent Per Sq. Ft.	Anchor or Largest Tenant	Lease Expiration Date
Retail Properties:
Bellnott Square	98.1%	$806	$10.91	Kroger Food Store # 277	07/31/07
Bissonnet/Beltway	75.7%	453	15.51	Lydia & Ajibade Owoyemi	09/30/09
Centre South	75.1%	385	8.63	Carlos Alvarez	10/31/10
Garden Oaks	78.0%	932	9.81	Bally Total Fitness	12/31/12
Greens Road	85.4%	335	16.34	Celaya Meat Market	01/31/12
Holly Knight	100.0%	384	19.20	Quick Wash Laundry	09/30/09
Kempwood Plaza	69.3%	775	6.90	Dollar General	01/31/08
Lion Square	63.5%	971	8.12	Family Dollar Stores	12/31/07
Northeast Square	82.3%	431	10.65	Sultan Allana / 99 Cent Store	11/30/08
Providence	93.5%	936	10.36	99 Cents Only Stores Texas	09/09/08
South Richey	78.3%	487	6.96	Kroger Food Store # 303	02/28/11
South Shaver	98.1%	304	13.87	EZ Pawn	11/30/07
SugarPark Plaza	100.0%	1,234	12.99	Marshall's	01/31/08
Sunridge	80.0%	481	9.74	Puro Latino, Inc.	05/31/10
Torrey Square	73.9%	912	8.65	99 Cents Only Stores Texas	09/14/08
Town Park	100.0%	821	18.85	Raphael & Elvira Ortega	12/31/13
Webster Point	84.6%	340	13.06	Houston Learning Academy	12/31/09
Westchase	84.9%	440	10.26	Apolinar & Leticia	11/30/11
Windsor Park	82.3%	1,550	8.05	Sports Authority	08/31/15
	82.0%	$12,977	$10.04
Warehouse Properties:
Brookhill	100.0%	354	4.74	T.S. Moly-Lubricants	09/30/07
Corporate Park Northwest	83.5%	1,595	8.59	Region IV Education	02/28/09
Corporate Park West	81.2%	1,481	8.43	LTC Pharmacy Services	05/31/09
Corporate Park Woodland	100.0%	1,166	11.67	Carrier Sales & Distribution	07/31/08
Dairy Ashford	47.8%	175	4.08	Foster Wheeler USA Corp	01/31/09
Holly Hall	80.4%	455	5.05	The Methodist Hospital	12/31/11
Interstate 10	100.0%	921	6.10	River Oaks L-M, Inc.	12/31/09
Main Park	84.1%	561	4.95	Transport Sales Associates	08/31/08
Plaza Park	68.5%	807	7.65	American Medical	05/31/11
Westbelt Plaza	76.9%	418	6.37	Hartman Management, L.P.	M-to-M
Westgate	96.3%	792	8.14	Postmark DMS, LLC	02/28/09
	85.5%	$8,725	$7.26
Office Properties:
9101 LBJ Freeway	72.7%	1,451	11.51	Compass Insurance	01/31/11
Featherwood	96.1%	927	18.66	Transwestern Publishing	11/30/07
Royal Crest	90.0%	311	12.49	Emerald Environmental Service	12/31/07
Uptown Tower	80.5%	3,230	12.72	Brockett Davis Drake, Inc.	04/30/11
Woodlake Plaza	79.7%	1,321	12.44	Rock Solid Images	07/31/09
Zeta Building	97.5%	592	15.70	Texas Retirement & Tax Advisors	05/30/11
	81.5%	$7,832	$13.09

Grand Totals/Averages	83.3%	$29,534	$9.55

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10years.

		Gross Leasable Area		Annualized Base Rent as of December 31, 2006
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Amount (in thousands)	Percent of the Total Annualized Base Rent
2007	133	395,968	12.8%	$4,075	16.6%
2008	144	463,693	15.0	4,174	17.0
2009	167	487,518	15.8	4,991	20.3
2010	73	229,998	7.4	2,558	10.4
2011	117	435,266	14.1	4,492	18.3
2012	42	160,806	5.2	1,253	5.1
2013	24	116,613	3.8	1,415	5.8
2014	10	43,512	1.4	496	2.0
2015	15	98,710	3.2	837	3.4
2016	3	27,870	0.9	218	0.9
Total	728	2,459,954	79.6%	$24,509	99.8%

Insurance

We believe that we have property and liability insurance with reputable, commercially rated companies. We also believe that our insurance policies contain commercially reasonable deductibles and limits, adequate to cover our properties. We expect to maintain this type of insurance coverage and to obtain similar coverage with respect to any additional properties we acquire in the near future. Further, we have title insurance relating to our properties in an aggregate amount that we believe to be adequate.

Regulations

Our properties, as well as any other properties that we may acquire in the future, are subject to various federal, state and local laws, ordinances and regulations. They include, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our properties.

Item 3.	Legal Proceedings.

The nature of our business exposes us to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract and employment disputes. We are currently involved in the following litigation:

Hartman Commercial Properties REIT and Hartman REIT Operating Partnership, L.P. v. Allen R. Hartman and Hartman Management, L.P., in the 333rd Judicial District Court of Harris County, Texas

On October 2, 2006, we initiated this action against our former Chief Executive Officer, Allen R. Hartman, and our former manager and advisor, Hartman Management, L.P. We are seeking damages for breach of contract, fraudulent inducement and breach of fiduciary duties.

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the members of our Board and our Chief Operating Officer, John J. Dee. The counterclaim has since been amended to drop the claims against the individual defendants with the exception of our current interim Chief Executive Officer, James C. Mastandrea, and Mr. Dee. The amended counterclaim asserts claims against us for alleged breach of contract and alleges that we owe Mr. Hartman and Hartman Management fees for the termination of an advisory agreement. The amended counterclaim asserts claims against Messrs. Mastandrea and Dee for tortious interference with the advisory agreement and a management agreement and conspiracy to seize control of us for their own financial gains. We have indemnified Messrs. Mastandrea and Dee to the extent allowed by our governing documents and Maryland law. The amended counterclaim also asserts claims against our prior outside law firm and one of its partners.

Limited discovery has been conducted in this case as of the date of this report. The case is set for trial in July 2007.

It is too early to express an opinion concerning the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

Hartman Commercial Properties REIT v. Allen R. Hartman, et al; in the United States District Court for the Southern District of Texas

On December 8, 2006, we initiated this action complaining of the attempt by Mr. Hartman and Hartman Management to solicit written consents from shareholders to replace our Board.

Mr. Hartman and Hartman Management have filed a counterclaim claiming that certain changes to our bylaws and declaration of trust are invalid and that their enactment is a breach of fiduciary duties. They are seeking a declaration that the changes to our bylaws and declaration of trust are invalid and an injunction barring their enforcement. Theses changes, among other things, stagger the terms of our Board members over three years, require two-thirds vote of the outstanding common shares to remove a Board member and provide that our secretary may call a special meeting of shareholders only on the written request of a majority of outstanding common shares. We believe the changes to our bylaws and declaration of trust are valid under Maryland law and in the best interest of our shareholders. We have filed a motion to dismiss the counterclaims. A group of shareholders has filed a request to intervene in this action to assert claims similar to those asserted by Mr. Hartman and Hartman Management. We have opposed the intervention.

There has been limited discovery in this case as of the date of this report. Documents have been produced and interrogatory responses exchanged. We have produced the members of our Board for deposition as well as Mr. Dee. The Court has conducted a hearing on the parties’ cross request for preliminary injunction, but has not yet ruled on that request.

It is too early to express an opinion concerning the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claim.

Other

We are a participant in various other legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our common shares of beneficial interest. As of March 31, 2007, we had 10,001,269 common shares of beneficial interest outstanding held by a total of approximately 1,423 shareholders.

Public Offering Proceeds

On September 15, 2004, our Registration Statement on Form S-11, with respect our public offering of up to 10,000,000 common shares of beneficial interest to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. The shares are offered to investors on a best efforts basis. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

As of December 31, 2006, 2,831,184 shares had been issued pursuant to our public offering with gross offering proceeds received of $28.3 million. An additional 138,033 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.3 million. Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006, may have recission rights as described in “Dividend Reinvestment Plan” below.

The application of our gross offering proceeds from the offering are as follows (in thousands):

Description of Use of Offering Proceeds	Amount of Proceeds Utilized
Selling Commissions paid to broker/ dealers not affiliated with
D.H. Hill Securities , LLP	$1,644
Selling Discounts	71
Dealer Manager Fee paid to Hartman Management	705
Offering expense reimbursements paid to the Hartman Management	708
Acquisition Fees paid to Hartman Management	566
Total Offering Expenses	$3,694

Net Offering Proceeds	$25,930

Repayment of Lines of Credit	$18,300
Used for Working Capital	$7,630

We initially used approximately $18,300,000 and $7,630,000 of our net proceeds from the offering to repay our lines of credit and for working capital, respectively. We subsequently purchased real estate assets by re-drawing on our lines of credit and using working capital. Therefore, the ultimate use of our net offering proceeds was the acquisition of real estate assets.

On October 2, 2006, our Board terminated the public offering. On March 27, 2006, we gave the required ten day notice to plan participants informing them that we intend to terminate our dividend reinvestment plan. As a result, our dividend reinvestment plan will terminate on April 6, 2007.

Issuer Repurchases

We did not repurchase any of our equity securities during 2006. Our Board has approved (but delayed the implementation of) a share redemption program that would enable shareholders to sell shares to us after holding them for at least one year under limited circumstances. Our Board could choose to amend the provisions of the share redemption program without shareholder approval. Our Board has chosen not to implement the share redemption program at this time.

Dividends

In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our shareholders. We currently accrue dividends quarterly and pay dividends in three monthly installments following the end of the quarter. We intend to continue paying dividends in this manner. For a discussion of our cash flow as compared to dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

The following table reflects the total dividends we have paid (including the total amount paid and the amount paid per share) in each indicated quarter. The amounts provided give effect to our reorganization as a Maryland real estate investment trust and the concurrent recapitalization of our common shares on July 28, 2004.

Quarter Paid	Total Amount of Dividends Paid (in thousands)	Dividends per Share
03/31/2005	$1,230	$0.1755
06/30/2005	1,282	0.1768
09/30/2005	1,351	0.1768
12/31/2005	1,412	0.1768
03/31/2006	1,525	0.1768
06/30/2006	1,631	0.1768
09/30/2006	1,443	0.1500
12/31/2006	1,477	0.1500
03/31/2007	$1,495	$0.1500

Average Per Quarter		$0.1677

Dividend Reinvestment Plan

Our dividend reinvestment plan allowed our shareholders to elect to have dividends from our common shares reinvested in additional common shares. The purchase price per share under our dividend reinvestment plan was $9.50. On March 27, 2007, we gave the required ten day notice to participants informing them that we intend to terminate our dividend reinvestment plan. As a result, our dividend reinvestment plan will terminate on April 6, 2007. Shares issued under our dividend reinvestment plan were registered on our Registration Statement on Form S-11. We did not amend or supplement our Registration Statement following our change in management on October 2, 2006, and the events that occurred thereafter. As a result, shareholders that received approximately 64,000 shares issued under our dividend reinvestment plan on or after that date could be entitled to recission rights. These rights would entitle these shareholders to recovery of their purchase price less any income received on their shares.

Equity Compensation Plan Information

Please refer to Item 12 of this report on Form 10-K for information concerning securities authorized under our incentive share plan.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2006	2005	2004	2003	2002
Income Statement Data:
Revenues	$29,840	$24,919	$23,279	$20,897	$20,739
Operating expenses (excluding depreciation and amortization)	15,832	11,012	9,183	8,383	8,242
Depreciation and amortization	6,476	6,099	5,223	4,758	4,042
Operating income	7,532	7,808	8,873	7,756	8,455
Interest expense	(5,296)	(3,770)	(2,664)	(1,323)	(1,573)
Interest income and other	613	301	205	76	16
Income before minority interests	2,849	4,339	6,414	6,509	6,898
Minority interest in income	(1,068)	(1,891)	(2,990)	(3,035)	(3,193)
Net income	$1,781	$2,448	$3,424	$3,474	$3,705
Net income per common share	$0.185	$0.310	$0.488	$0.496	$0.529
Weighted average shares outstanding	9,652	7,888	7,010	7,010	7,007
Balance Sheet Data:
Real estate (net)	$149,599	$153,965	$126,547	$120,256	$109,294
Other assets	17,488	17,497	16,070	13,810	17,670
Total assets	$167,087	$171,462	$142,617	$134,066	$126,964
Liabilities	$76,464	$83,462	$66,299	$55,183	$45,617
Minority interests in Operating Partnership	31,709	34,272	36,489	37,567	38,598
Shareholders’ equity	58,914	53,728	39,829	41,316	42,749
	$167,087	$171,462	$142,617	$134,066	$126,964
Cash Flow Data:
Proceeds from issuance of common shares	$9,453	$17,035	$1,472	$—	$155
Additions to real estate	$2,055	$31,792	$10,277	$8,242	$1,983
Other Financial Data:
Dividends per share	$0.625	$0.707	$0.701	$0.700	$0.674

The dividends per share represent total cash payments divided by weighted average shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to our audited consolidated financial statements included in this annual report.

Overview

We own 36 commercial properties, consisting of 19 retail centers, 11 warehouse properties and 6 office buildings. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. As of December 31, 2006, we had 728 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 2.98% of our total revenues for 2006. Lease terms for our properties range from one year for our smaller tenants to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

Since November 14, 2006, we have operated as a self-managed and self-administered REIT. As of December 31, 2006, we had 41 employees, one of whom was part-time. We believe that our current staffing level is sufficient to effectively manage our property portfolio for the foreseeable future. As a self-managed REIT, we will bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead. In the short term, we believe expenses will be higher than normal due to legal expenses associated with the litigation with Mr. Hartman and Hartman Management. In the future, we believe that our operations will be more effective and efficient than they were when we were externally managed and our operating margins will improve as a result.

Prior to November 14, 2006, our properties and day-to-day operations were managed by Hartman Management, our former advisor and manager under an advisory agreement and a management agreement. Our advisory agreement expired at the end of September 2006 and our Board terminated our property management agreement for cause in October 2006. Hartman Management turned over all property management functions to us on November 14, 2006.

Under our management agreement in effect until November 14, 2006, we paid Hartman Management the following:

•
Property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in that area. Generally, these fees were between approximately two percent (2.0%) and four percent (4.0%) of gross revenues for the management of office buildings and approximately five percent (5.0%) of gross revenues for the management of retail and warehouse properties.

•
For the leasing of the properties, a separate fee for the leases of new tenants and renewals of leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in that area (with these fees, being equal to 6% of the effective gross revenues from leases originated by Hartman Management and 4% of the effective gross revenues from expansions or renewals).

•
Except as otherwise specifically provided, all costs and expenses incurred by Hartman Management in fulfilling its duties for the account of and on behalf of us. These costs and expenses were to include the wages and salaries and other employee-related expenses of all on-site and off-site employees of Hartman Management who were engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to these employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.

Gross revenues were defined as all amounts actually collected as rents or other charges for the use and occupancy of our properties, but excluded interest and other investment income and proceeds received for a sale, exchange, condemnation, eminent domain taking, casualty or other disposition of assets.

Under our advisory agreement in effect until September 30, 2006, we paid Hartman Management a quarterly fee for asset management services in an amount equal to one-fourth of 0.25% of the gross asset value calculated on the last day of each preceding quarter. Gross asset value is defined as the amount equal to the aggregate book value of our assets (other than investments in bank accounts, money market funds or other current assets), before depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to our assets, at the date of measurement, except that during these periods in which we are obtaining regular independent valuations of the current value of our net assets for purposes of enabling fiduciaries of employee benefit plans to comply with applicable Department of Labor reporting requirements, gross asset value was the greater of (i) the amount determined pursuant to the foregoing or (ii) our assets’ aggregate valuation established by the most recent valuation report without reduction for depreciation, bad debts or other similar non-cash reserves and without reduction for any debt relating to our assets.

The aggregate fees and reimbursements payable to Hartman Management under our advisory agreement was not intended to be significantly different from the fees and reimbursements that would have been payable under our previous agreement with Hartman Management. The asset management fee under our advisory agreement, however, was significantly higher. Hartman Management waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee payable under our advisory agreement was charged by Hartman Management in the second and third quarters of 2006 and has been reflected in our consolidated financial statements as of December 31, 2006. The asset management fee was not charged in the fourth quarter of 2006 as the advisory agreement expired on September 30, 2006.

The advisory agreement provided for the payment of a deferred performance fee, payable upon certain events, including termination of the agreement. This fee is based upon appreciation in the value of certain of our real estate assets. We have not accrued any deferred performance fees, as we believe the amount of these fees, if any are owing, cannot be determined with reasonable certainty at this time. Hartman Management has asserted that approximately $11 million is owed in deferred performance fees under our advisory agreement. We believe that there is no reasonable basis for this assertion. Although we currently estimate that no deferred performance fee is owed, there can be no assurance that our view will ultimately prevail. If Hartman Management is awarded a deferred performance fee it may have a material adverse effect on our financial condition and results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. We prepared these financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. You should read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.

Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations. As of December 31, 2006, we owned a majority of the partnership interests in the Operating Partnership. Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and Operating Partnership units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2006.

Purchase Price Allocation. We record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Most of the properties we have acquired have not been subject to leases with terms materially different than then-existing market-level terms. Most of our acquired leases are relatively short term, have inflation or other scheduled rent escalations, and cover periods during which there have been few, and generally insignificant, pricing changes in the specific properties’ markets.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Our management’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to primarily range from four to eighteen months, depending on specific local market conditions. Our management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that these costs are not already incurred in connection with a new lease origination as part of the transaction.

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

Liquidity and Capital Resources

General. We generally lease our properties on a triple-net basis or on a basis that provides for tenants to pay for increases in operating expenses over a base year or set amount. During the year ended December 31, 2006, our cash provided by operating activities was sufficient to cover our operating expenses. During the fourth quarter of 2006, we incurred approximately $1.0 million in legal costs as a result of the termination of the management and advisory agreements, the termination of Mr. Hartman as President, Secretary and Chief Executive Officer and the litigation with Mr. Hartman and Hartman Management. We do not know when this litigation will be resolved and the continued legal cost associated with this litigation will have a significant impact on our cash flow. We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures, litigation costs and scheduled debt payments during the next twelve months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

Cash and Cash Equivalents. We had cash and cash equivalents of $8.3 million at December 31, 2006, as compared to $0.8 million on December 31, 2005. The increase was primarily the result of the following:

•	Repayment of approximately $3.5 million loan from a partnership managed by our former advisor Hartman Management;

•	Proceeds of approximately $1.1 million from the sale of our NW Place II property in December 2006; and

•	Receipt of $3.2 million cash from the release of escrow upon the payoff of the GMAC loan in June 2006.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Our Debt for Borrowed Money. As of December 31, 2006 we had two active loans which are described below:

Revolving Credit Facility

We have a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At December 31, 2006, 35 properties are owned by HROP III.

In 2006, the credit facility was increased to $75 million from $50 million, and may be increased to $100 million as the borrowing base pool expands. We entered into this credit facility to refinance our then existing debt, to finance property acquisitions and for general corporate purposes.

As of December 31, 2006 and 2005, the balance outstanding under the credit facility was $61.2 million and $33.0 million, respectively, and the availability for additional borrowings was $13.8 million and $17.0 million, respectively.

Outstanding amounts under the credit facility accrue interest computed (at our option) at either the LIBOR or the Alternative Base Rate on the basis of a 360 day year, plus the applicable margin as determined from the following table:

Total Leverage Ratio	LIBOR Margin	Alternative Base Rate Margin

Less than 60% but greater than or equal to 50%	2.40%	1.150%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.000%

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus 0.5%. LIBOR Rate loans are available in one, two, three or nine month periods, with a maximum of nine contracts at any time. The effective interest rate as of December 31, 2006 was 7.28% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

  As of December 31, 2005, we were in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. As this violation constitutes an event of default, the lenders had the right to accelerate payment of amounts outstanding under this credit facility. However, on May 8, 2006, we received a waiver from the required majority of the consortium banks in the credit facility and also entered into a modification of the loan agreement whereby the covenant was amended though December 31, 2006. As amended, the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not exceed 107% for the three months ended March 31, 2006 and June 30, 2006, 104% for the three months ended September 30, 2006 and 100% for the three months ended December 31, 2006. At December 31, 2006, we are in compliance with the covenant, as amended.

In October 2006, our Board (i) elected not to renew our advisory agreement with Hartman Management, (ii) terminated our property management agreement with Hartman Management; and (iii) removed Mr. Hartman from his positions as our President, Secretary and Chief Executive Officer. These actions violated certain covenants in the loan agreement and were events of default thereunder. These events of default have been waived by the lenders.

On January 8, 2007, we requested that legal fees incurred in connection with the litigation with Mr. Hartman and Hartman Management be excluded from the definition of funds from operations in testing the covenant requiring the ratio of declared and paid dividends to funds from operations not be in excess of 95%. On January 23, 2007, the lenders granted the exclusion as requested.  On March 26, 2007, we formalized this agreement in Amendment No. 3 to our Revolving Credit Agreement which is filed as exhibit 10.26 to this document.

The revolving credit facility is supported by a pool of eligible properties referred to as the borrowing base pool. The borrowing base pool must meet the following criteria:

•	We will provide a negative pledge on the borrowing base pool and may not provide a negative pledge of the borrowing base pool to any other lender.

•	The properties will be free of all liens, unless otherwise permitted.

•	All eligible properties will be retail, office-warehouse, or office properties, will be free and clear of material environmental concerns and will be in good repair.

•	The aggregate physical occupancy of the borrowing base pool will remain above 80% at all times.

•	No property may comprise more than 15% of the value of the borrowing base pool with the exception of Corporate Park Northwest, which is allowed into the borrowing base pool.

•	The borrowing base pool will at all times be comprised of at least 10 properties.

•	The borrowing base pool properties may not contain development or redevelopment projects.

Properties can be added to and removed from the borrowing base pool at any time provided no defaults would occur as a result of a removal. If a property does not meet the criteria of an eligible property and we want to include it in the borrowing base pool, a majority vote of the bank consortium is required.

Covenants, tested quarterly, relative to the borrowing base pool are as follows:

•	We will not permit any liens on the properties in the borrowing base pool unless otherwise permitted.

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

Covenants, tested quarterly, relative to us are as follows:

•
We will not permit our total indebtedness to exceed 60% of the fair market value of our real estate assets at the end of any quarter. Total indebtedness is defined as all our liabilities, including this facility and all other secured and unsecured debt, including letters of credit and guarantees. Fair market value of real estate assets is defined as aggregate net operating income for the preceding four quarters, less a $0.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

•
The ratio of consolidated rolling four-quarter earnings before interest, income tax, deprecation and amortization expenses to total interest expense, including capitalized interest, shall not be less than 2.0 to 1.0.

•
The ratio of consolidated earnings before interest, income tax, deprecation and amortization expenses to total interest, including capitalized interest, principal amortization, capital expenditures and preferred stock dividends shall not be less than 1.5 to 1.0. Capital expenditures shall be deemed to be $0.15 per square foot per annum.

•	The ratio of secured debt to fair market value of real estate assets shall not be greater than 40%.

•	The ratio of declared dividends to funds from operations shall not be greater than 95%.

•	The ratio of development assets to fair market value of real estate assets shall not be greater than 20%.

•	We must maintain our status as a REIT for income tax purposes.

•
Total other investments shall not exceed 30% of total asset value. Other investments shall include investments in joint ventures, unimproved land, marketable securities and mortgage notes receivable. Additionally, the preceding investment categories shall not comprise greater than 30%, 15%, 10% and 20%, respectively, of total other investments.

Within six months of closing, we must hedge all variable rate debt above $40 million until the point at which the ratio of variable rate debt to fixed rate debt is 50% of total debt. Thereafter, we must maintain this type of hedge during any period in which variable rate debt exceeds 50% of total debt. On March 27, 2006, we executed an interest rate swap dated as of March 16, 2006, for the purpose of hedging variable interest rate exposure, in compliance with the requirements of the loan agreement. The lenders waived the default for not executing the hedge within six months of closing, as required by the loan agreement.

On June 30, 2006, we borrowed $34.8 million on the revolving credit facility to extinguish the three year floating rate mortgage loan described in the following paragraph and pay related legal and banking fees.

In December 2002, we refinanced substantially all of our mortgage debt with a $34.4 million three-year floating rate mortgage loan collateralized by 18 of our then existing properties. The loan had a maturity date of January 1, 2006, extendable for an additional two years. Effective as of February 28, 2006, we extended the loan to January 1, 2008. During the initial term, the loan bore interest at 2.5% over 30-day LIBOR (6.79% at December 31, 2005). During the extension term, the interest rate was 3.0% over 30-day LIBOR. Interest only payments were due monthly, and the loan could be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.

Mortgage Loan on Windsor Park Centre

In connection with the purchase of the Windsor Park Centre property in December 2003, we assumed a note payable in the amount of $6.6 million, secured by the property. The balance at December 31, 2006, was $5.1 million. The note was payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note was payable in full on December 1, 2006. We obtained an extension through March 2, 2007 and paid off this note in full with the proceeds from a $10.0 million loan described in the following paragraph.

On March 1, 2007, we obtained a $10.0 million loan to pay off the loan obtained upon the acquisition of the Windsor Park Centre property and to provide funds for future acquisitions and improvements to existing properties. The mortgage loan is secured by Windsor Park Centre, which is owned by HCP REIT Operating Company IV LLC (“HROC IV”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to Windsor Park Centre. On March 1, 2007, we conveyed ownership of Windsor Park Centre from the Operating Partnership to HROC IV in order to secure the $10.0 million loan. The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum. The balance of the note is payable in full on March 1, 2014.

Capital Expenditures. Currently, we are evaluating all of our properties to determine a strategy for each property. We may determine it is best to invest capital in properties we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to invest in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Total Contractual Cash Obligations. A summary of our contractual cash obligations as of December 31, 2006, is as follows (in thousands):

Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-Term Debt Obligations	$66,363	$5,138	$61,225	$—	$—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	—	—	—	—	—
Total	$66,363	$5,138	$61,225	$—	$—

On March 1, 2007 we obtained a $10.0 million loan which is payable in full in 2014. The proceeds from the loan were used to pay off the balance of a $5.1 million loan which was due in 2007 and provide funds for future acquisitions and improvements to existing properties. We have no commercial commitments, such as lines of credit or guarantees, that might result from a contingent event and would require our performance pursuant to a funding commitment.

Property Acquisitions. During 2006, we acquired no properties.

During 2005, we acquired from unrelated parties three multi-tenant office buildings comprising approximately 486,024 square feet of gross leasable area. The properties were acquired for cash for approximately $30.4 million.

During 2004, we acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of gross leasable area. The property was acquired for cash for approximately $8.9 million.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

General. The following table provides a general comparison of our results of operations for the years ended December 31, 2006 and December 31, 2005 (dollars in thousands):

	December 31, 2006	December 31, 2005
Number of properties owned and operated	36	37
Aggregate gross leasable area (sq. ft.)	3,093,063	3,121,037
Occupancy rate	83%	82%
Total revenues	$29,840	$24,919
Total operating expenses	22,308	17,111
Operating income	7,532	7,808
Other income (expense), net	(4,683)	(3,469)
Income before minority interests	2,849	4,339
Minority interests in the Operating Partnership	(1,068)	(1,891)
Net income	$1,781	$2,448

Revenues. Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $29.8 million for the year ended December 31, 2006, as compared to $24.9 million for the year ended December 31, 2005, an increase of $4.9 million or 20%. Of this increase, $4.4 million or 90% was from receiving a full year of revenue on the three properties acquired during 2005. The remaining increase resulted from an increase in rental rates charged. Our average occupancy rate in 2006 was 83%, as compared to 85% in 2005, and our average annualized revenue was $9.58 per square foot in 2006, as compared to our average annualized revenue of $9.09 per square foot in 2005.

Operating Expenses. Our total operating expenses were $22.3 million for the year ended December 31, 2006, as compared to $17.1 million for the year ended December 31, 2005, an increase of $5.2 million, or 30%. Of this increase, $2.9 million or 56% was from having a full year of operating expenses on the three properties acquired during 2005.The primary components of operating expense are detailed in the table below (in thousands):

	Year Ended December 31,
	2006	2005

Properties acquired in 2005	$4,379	$1,461

Other Properties
Property operations and maintanence	3,093	2,906
Real estate taxes	2,993	2,774
Insurance	473	429
Electricity, water and gas utilities	1,194	1,164
Property management and asset management
fees to an affiliate	1,266	1,354
G & A - professional fees	2,217	1,128
G & A - employee compensation and office expenses	585	—
Depreciation	4,526	4,096
Amortization	1,167	1,714
Bad Debt	415	85
	$17,929	$15,650

Total Operating Expenses	$22,308	$17,111

Properties acquired in 2005. During 2005, we acquired from unrelated parties three multi-tenant office buildings comprising approximately 486,024 square feet of gross leasable area. The properties were acquired for cash for approximately $30.4 million. As these properties were acquired during the year only a partial year of operating expense is included in 2005. The increase is primarily a result of a full year of operating expense in 2006 compared to a partial year in 2005.

Real Estate Taxes. The increase in taxes of $0.2 million is primarily a result of an approximate 8% increase in overall property values by local appraisal districts.

Property management and asset management fees paid to an affiliate. On September 30, 2006, our advisory agreement with Hartman Management expired. On November 14, 2006, all property management functions were transferred to us from Hartman Management. As such, no fees were charged by Hartman Management after November 13, 2006. The property management and asset management fees charged by Hartman Management through November 13, 2006 and September 30, 2006, respectively, were $0.3 million or 24% higher than the same period in 2005.

G & A - professional fees. The increase in our professional fees of $1.2 million is primarily due to an increase in legal fees in the fourth quarter resulting from the termination of the management and advisory agreements, the termination of Mr. Hartman as our President, Secretary and Chief Executive Officer and the litigation with Mr. Hartman and Hartman Management.

G & A - employee compensation and office expenses. The increase in employee compensation and office expense of $0.6 million is a result of our property management and advisory functions being transferred to us from Hartman Management during the fourth quarter of 2006.

Depreciation. The increase of $0.5 million is due primarily to the addition of approximately of $2.1 million in capitalized improvements to properties in 2006.

Amortization. The decrease of $0.5 million is due to the loan fees related to the GMAC loan becoming fully amortized in 2005.

Bad Debt. The increase in bad debt of $0.3 million is primarily a result of (1) higher tenant revenues, and (2) additional bad debt reserve recorded by us due to an increase in the accounts receivable balance of $0.5 million at December 31, 2006 as compared to December 31, 2005.

Operating Income. Operating income was $7.5 million for the year ended December 31, 2006, as compared to $7.8 million for the year ended December 31, 2005, a decrease of $0.3 million or 4%. The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

Other Expense, net. Other expense was $4.7 million for the year ended December 31, 2006, as compared to $3.5 million for the year ended December 31, 2005, an increase of $1.2 million or 34%. The primary reason for the increase was a $1.5 million increase in interest expense as a result of higher variable interest rates in 2006, as compared to 2005, offset by a gain of $0.2 million recorded in 2006 from the sale of Northwest Place II.

Net Income. Income before minority interest was $2.8 million for the year ended December 31, 2006, as compared to $4.3 million for the year ended December 31, 2005, a decrease of $1.5 million or 35%. Net income for the year ended December 31, 2006, was $1.8 million, as compared to $2.4 million for the year ended December 31, 2005, a decrease of $0.6 million, or 25%. These decreases are a result of the items discussed above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

General. The following table provides a general comparison of our results of operations for the years ended December 31, 2005 and December 31, 2004 (dollars in thousands):

	December 31, 2005	December 31, 2004
Number of properties owned and operated	37	34
Aggregate gross leasable area (sq. ft.)	3,121,037	2,635,063
Occupancy rate	82%	86%
Total revenues	$24,919	$23,279
Total operating expenses	17,111	14,406
Operating income	7,808	8,873
Other income (expense)	(3,469)	(2,459)
Income before minority interests	4,339	6,414
Minority interests in the Operating Partnership	(1,891)	(2,990)
Net income	$2,448	$3,424

Revenues. We had rental income and tenant reimbursements of $24.9 million for the year ended December 31, 2005, as compared to revenues of $23.3 million for the year ended December 31, 2004, an increase of $1.6 million or 7%. Substantially all of our revenues are derived from rents received from the use of our properties. The increase in our revenues during 2005 as compared to 2004 was due to an increase in the amount of rent charged at some locations and the purchase of additional properties. Our average occupancy rate in 2005 was 85%, as compared to 87% in 2004, and our average annualized revenue was $9.09 per square foot in 2005, as compared to our average annualized revenue of $9.14 per square foot in 2004.

Operating Expenses. Our total operating expenses were $17.1 million for the year ended December 31, 2005, as compared to $14.4 for the year ended December 31, 2004, an increase of $2.7 million, or 19%. The increase in our operating expenses during 2005 was primarily the result of increased maintenance, real estate taxes, utilities and depreciation and amortization expenses, predominantly due to the addition of properties acquired during the year.

The amount we paid Hartman Management under our previous management agreements was based on our revenues and the book value of our assets. As a result of our increased revenues and assets in 2005, management fees were $1.4 million in 2005, as compared to $1.3 million in 2004, an increase of $0.1 million, or 8%.

Operating Income. Operating income was $7.8 million for the year ended December 31, 2005, as compared to $8.9 million for the year ended December 31, 2004, a decrease of $1.1 million, or 12%. The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

Other Expense. Other expense was $3.5 million for the year ended December 31, 2005, as compared to $2.5 million for the year ended December 31, 2004, and increase of $1.0 million or 40%. The primary reason for the increase was a $1.1 million increase in interest expense as a result of higher average debt outstanding and variable interest rates in 2005, as compared to 2004.

Net Income. Income before minority interest was $4.3 million for the year ended December 31, 2005, as compared to $6.4 million for the year ended December 31, 2004, a decrease of $2.1 million or 33%. Net income for the year ended December 31, 2005 was $2.4 million, as compared to $3.4 million for the year ended December 31, 2004, a decrease of $1.0 million, or 29%. These decreases are a result of the items discussed above.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of December 31, 2006.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 2 and FASB Statement No. 3.” (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after December 15, 2005, and did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an-amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement will be effective beginning the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are currently assessing the impact of adoption of SFAS 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” (“SFAS 156”), which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Adoption of SFAS 156 is required for financial periods beginning after September 15, 2006. We are currently assessing the impact and timing of adoption of SFAS 156 but do not expect the standard to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing whether to early adopt SFAS 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether to early adopt SFAS 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our credit facilities that have floating interest rates. As of December 31, 2006, we had $31.2 million of indebtedness outstanding under these types of facilities. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $0.3 million annually.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Because, as of December 31, 2006, we did not meet the definition of  “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act, we were not required to comply with Section 404 of the Sabanes-Oxley Act of 2002.  Accordingly, we did not engage our independent registered public accounting firm to perform an audit of our internal controls over financial reporting.  However, our independent registered public accounting firm, in the course of the audit of our financial statements, brought to management’s attention two material weaknesses in our internal controls:  (1) Inadequate controls and procedures in place to effectively monitor and record non-routine transactions and (2) Inadequate controls and procedures in place to effectively manage certain spreadsheets that support the financial reporting process.  Controls over completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.  As a result of these deficiencies, our accounting personnel may not process and record transactions or compile data appropriately that requires recognition in our financial accounting records.  Accordingly, errors in our accounting for certain revenues and other profit and loss items may occur and may not be detected.  A material weakness (within the meaning of the Public Accounting Oversight Board Accounting Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that result in more than a remote risk that a material mistatement in the Company’s annual or interim financial statements will not be prevented or detected.

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

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.      Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2007 annual meeting.

Item 11.      Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2007 annual meeting.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2007 annual meeting.

Item 13.      Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2007 annual meeting.

Item 14.      Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2007 annual meeting.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

1.	Financial Statements. The list of our financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

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

HARTMAN COMMERCIAL PROPERTIES REIT

Dated: March 30, 2007	/s/ James C. Mastandrea
James C. Mastandrea, Interim CEO and Trustee

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints James C. Mastandrea and David K. Holeman, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2007	/s/ James C. Mastandrea James C. Mastandrea, Interim CEO and Trustee (Principal Executive Officer)

March 30, 2007	/s/ David K. Holeman David K. Holeman, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

March 30, 2007	/s/ Chris A. Minton Chris A. Minton, Trustee

March 30, 2007	/s/ Jack L. Mahaffey Jack L. Mahaffey, Trustee

March 30, 2007	/s/ Chand Vyas Chand Vyas, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Hartman Commercial Properties REIT

We have audited the accompanying consolidated balance sheets of Hartman Commercial Properties REIT and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hartman Commercial Properties REIT and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
March 27, 2007

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED BALANCE SHEETS
( in thousands)

	December 31,
	2006	2005
Assets

Real estate
Land	$32,662	$32,770
Buildings and improvements	141,196	141,019
	173,858	173,789
Less accumulated depreciation	(24,259)	(19,824)
Real estate, net	149,599	153,965

Cash and cash equivalents	8,298	849

Escrows and acquisition deposits	382	5,308

Note receivable	604	629

Receivables
Accounts receivable, net of allowance for doubtful accounts	1,727	1,249
Accrued rent receivable	3,035	2,593
Due from affiliates	—	3,181

Receivables, net	4,762	7,023

Deferred costs, net	2,890	3,004

Prepaid expenses and other assets	552	684

Total assets	$167,087	$171,462

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED BALANCE SHEETS
( in thousands except share data)

	December 31,
	2006	2005
Liabilities and Shareholders’ Equity

Liabilities
Notes payable	$66,363	$73,025
Accounts payable and accrued expenses	5,398	4,063
Due to affiliates	103	351
Tenants’ security deposits	1,455	1,441
Prepaid rent	745	470
Offering proceeds escrowed	—	1,560
Dividends payable	1,495	1,525
Distributions payable	905	1,027

Total liabilities	76,464	83,462

Minority interests of unit holders in Operating Partnership;
5,808,337 units at December 31, 2006 and 2005	31,709	34,272

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at December 31, 2006 and 2005	—	—
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 9,974,362 and 8,913,654 issued and
oustanding at December 31, 2006 and 2005, respectively	10	9
Additional paid-in-capital	72,012	62,560
Accumulated deficit	(13,108)	(8,841)

Total shareholders’ equity	58,914	53,728

Total liabilities and shareholders’ equity	$167,087	$171,462

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Rental income	$24,644	$20,073	$18,427
Tenants’ reimbursements	4,944	4,635	4,612
Other income	252	211	240

Total revenues	29,840	24,919	23,279

Operating expenses
Property operation and maintenance	4,258	3,227	2,839
Real estate taxes	3,775	2,981	2,595
Insurance	589	456	460
Electricity, water and gas utilities	2,305	1,587	818
Property management and asset
management fees to an affiliate	1,482	1,406	1,340
General and administrative	3,035	1,225	1,139
Depreciation	5,265	4,374	3,986
Amortization	1,211	1,725	1,237
Bad debt expense	388	130	(8)

Total operating expenses	22,308	17,111	14,406

Operating income	7,532	7,808	8,873

Other income (expense)
Interest income	386	301	205
Interest expense	(5,296)	(3,770)	(2,664)
Gain on sale of real estate	197	—	—
Change in fair value of derivative instrument	30	—	—

Income before minority interests	2,849	4,339	6,414

Minority interests in Operating Partnership	(1,068)	(1,891)	(2,990)

Net income	$1,781	$2,448	$3,424

Net income per common share	$0.185	$0.310	$0.488

Weighted-average shares outstanding	9,652	7,888	7,010

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS’ EQUITY
(in thousands except per share data)

			Additional
	Common Shares		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	7,010	$7	$45,527	$(4,218)	$41,316

Net income	—	—	—	3,424	3,424

Dividends	—	—	—	(4,911)	(4,911)

Balance, December 31, 2004	7,010	7	45,527	(5,705)	39,829

Issuance of common stock for
cash, net of offering costs	1,866	2	16,672	—	16,674

Issuance of shares under dividend
reinvestment plan at $9.50 per share	38	—	361	—	361

Net income	—	—	—	2,448	2,448

Dividends	—	—	—	(5,584)	(5,584)

Balance, December 31, 2005	8,914	9	62,560	(8,841)	53,728

Issuance of common stock for
cash, net of offering costs	960	1	8,501	—	8,502

Issuance of shares under dividend
reinvestment plan at $9.50 per share	100	—	951	—	951

Net income	—	—	—	1,781	1,781

Dividends	—	—	—	(6,048)	(6,048)

Balance, December 31, 2006	9,974	$10	$72,012	$(13,108)	$58,914

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$1,781	$2,448	$3,424
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	5,265	4,374	3,986
Amortization	1,211	1,725	1,237
Minority interests in Operating Partnership	1,068	1,891	2,990
Equity in income of real estate partnership	—	—	(210)
Gain on sale of real estate	(197)	—	—
Bad debt expense (recoveries)	388	130	(8)
Change in fair value of derivative instrument	30	—	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	4,896	(329)	(318)
Receivables	(1,308)	(369)	(1,105)
Due from affiliates	2,933	(205)	298
Deferred costs	(977)	(1,588)	(953)
Prepaid expenses and other assets	132	(591)	353
Accounts payable and accrued expenses	1,335	709	30
Tenants’ security deposits	14	374	5
Prepaid rent	275	215	(199)
Net cash provided by operating activities	16,846	8,784	9,530

Cash flows from investing activities:
Additions to real estate	(2,055)	(31,792)	(10,277)
Proceeds from sale of real estate	1,065	—	—
Proceeds from legal settlement	288	—	—
Investment in real estate partnership	—	—	(9,034)
Distributions received from real estate partnership	—	10	9,234
Repayment of note receivable	25	26	32

Net cash used in investing activities	(677)	(31,756)	(10,045)

Cash flows from financing activities:
Dividends paid	(6,078)	(5,289)	(4,907)
Distributions paid to OP unit holders	(3,753)	(4,100)	(4,066)
Proceeds from issuance of common shares	9,453	17,035	1,472
Increase (decrease) in stock offering proceeds escrowed	(1,560)	88	(1,472)
Proceeds from notes payable	35,281	46,725	19,013
Repayments of notes payable	(41,943)	(30,926)	(9,430)
Payments of loan origination costs	(120)	(344)	(42)

Net cash provided by (used in) financing activities	(8,720)	23,189	568

Net increase in cash and cash equivalents	7,449	217	53

Cash and cash equivalents at beginning of period	849	632	579

Cash and cash equivalents at end of period	$8,298	$849	$632

Supplemental disclosure of cash flow information
Disposal of fully depreciated real estate	$570	$—	$—

Cash paid for interest	$4,981	$3,788	$2,729

See notes to consolidated financial statements.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Summary of Significant Accounting Policies

Description of business and nature of operations

Hartman Commercial Properties REIT (“HCP”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger of HCP directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. We serve as the general partner of Hartman REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership. We currently conduct substantially all of our operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of December 31, 2006, 2005 and 2004, we owned and operated 36, 37 and 34 retail, warehouse and office properties, respectively, in and around Houston, Dallas and San Antonio, Texas metropolitan areas.

Basis of consolidation

We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of December 31, 2006 and 2005, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in HCP (“common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) changes the ownership interests of both the minority interests and HCP.

Basis of accounting

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Reclassifications

We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income or shareholders equity.

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2006 and 2005 consist of demand deposits at commercial banks and money market funds.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Summary of Significant Accounting Policies (Continued)

Due from affiliates

Due from affiliates at December 31, 2005, includes amounts owed to us from limited partnerships and other entities affiliated with Hartman Management, L.P. (“Hartman Management”) our former manager and adviser. In December 2006, a note receivable of approximately $3.5 million was paid in full by a limited partnership affiliated with Hartman Management.

Escrows and acquisition deposits

Escrow deposits include escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, maintenance and capital expenditures and escrow of proceeds of our public offering described in Note 12 prior to shares being issued for those proceeds. Acquisition deposits include earnest money deposits on future acquisitions.

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

Management reviews our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2006.

Deferred costs

Deferred costs consist primarily of leasing commissions paid to Hartman Management, our former investment adviser, external brokers and in-house leasing agents. Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements. Deferred financing costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method. Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Offering costs

Offering costs include selling commissions, issuance costs, investor relations fees and unit purchase discounts. These costs were incurred in the raising of capital through the sale of common shares and are treated as a reduction of shareholders’ equity.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Summary of Significant Accounting Policies (Continued)

Revenue recognition

All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rent receivable. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We have established an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

Federal income taxes

We are qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and are therefore not subject to Federal income taxes provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status. We believe we have continuously met these conditions since reaching 100 shareholders in 1999 (see Note 10).

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by us include the estimated useful lives for depreciable and amortizable assets and costs, and the estimated allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Derivative instruments

We have initiated a program designed to manage exposure to interest rate fluctuations by entering into financial derivative instruments. The primary objective of this program is to comply with debt covenants on a credit facility. We entered into an interest rate swap agreement with respect to amounts borrowed under certain of our credit facilities, which effectively exchanges existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR rates.

Changes in the market value of the derivative instruments and in the market value of the hedged items are recorded in earnings each reporting period. For items that are appropriately classified as cash flow hedges in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the market value of the instrument and in the market value of the hedged item are recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of December 31, 2006, the fair value of this instrument is approximately $30,000 and is included in prepaid expenses and other assets in the consolidated balance sheet.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Summary of Significant Accounting Policies (Continued)

Additionally, approximately $30,000 is included in other income on the consolidated statement of income for the year ended December 31, 2006.

Fair value of financial instruments

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The fair value of our debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements. The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the financial institution would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties.

Concentration of risk

Substantially all of our revenues are obtained from office, warehouse and retail locations in the Houston, Dallas and San Antonio, Texas metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

Comprehensive income

We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components. For the periods presented, we did not have significant amounts of other comprehensive income.

New accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 2 and FASB Statement No. 3”.  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for fiscal years beginning after December 15, 2005 and did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement will be effective beginning the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are currently assessing the impact of adoption of SFAS 155.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Summary of Significant Accounting Policies (Continued)

New accounting pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” (“SFAS 156”), which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Adoption of SFAS 156 is required for financial periods beginning after September 15, 2006. We are currently assessing the impact and timing of adoption of SFAS 156 but do not expect the standard to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether to early adopt SFAS 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether to early adopt SFAS 159 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our consolidated financial statements.

Note 2 – Interest Rate Swap

Effective March 16, 2006, we executed an interest rate swap used to mitigate the risks associated with adverse movements in interest rates which might affect expenditures. We have not designated this derivative contract as a hedge, and as such, the change in the fair value of the derivative is recognized currently in earnings. This derivative instrument has a total notional amount of $30 million, is at a fixed rate of 5.09% plus the LIBOR margin (see Note 8), and matures monthly through March, 2008. As of December 31, 2006, the fair value of this instrument is approximately $30,000 and is included in prepaid expenses and other assets in our consolidated balance sheet and other income in our consolidated statement of income.

Note 3 – Real Estate

During 2004, we acquired from an unrelated party one multi-tenant retail center comprising approximately 95,032 square feet of gross leasable area. The property was acquired for cash in the amount of approximately $8.9 million.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 3 – Real Estate (Continued)

During 2005, we acquired from an unrelated party one multi-tenant office building comprising approximately 106,169 square feet of gross leasable area. The property was acquired for cash in the amount of approximately $5.5 million plus closing costs.

During 2005, we acquired from an unrelated party one multi-tenant office building comprising approximately 125,874 square feet of gross leasable area. The property was acquired for cash in the amount of approximately $8.0 million plus closing costs.

During 2005, we acquired from an unrelated party one multi-tenant office building comprising approximately 253,981 square feet of gross leasable area. The property was acquired for cash in the amount of approximately $17.0 million plus closing costs.

The purchase prices we paid for the properties were determined by, among other procedures, estimating the amount and timing of expected cash flows from the acquired properties, discounted at market rates. This process in general also results in the assessment of fair value for each property.

We allocate the purchase price of real estate to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, generally consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on our management’s estimates of their fair values.

Our management estimates the fair value of acquired tangible assets by valuing the acquired property as if it were vacant. The “as-if-vacant” value (limited to the purchase price) is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets.

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

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 3 – Real Estate (Continued)

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Our management’s estimates of value are made using methods similar to those used by independent appraisers, primarily discounted cash flow analysis. Factors considered by our management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, our management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which generally range from four to eighteen months, depending on specific local market conditions. Our management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that these costs are not already incurred in connection with a new lease origination as part of the transaction.

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

The value of in-place leases, if any, is amortized to expense over the remaining initial term of the respective leases, which, for leases with allocated intangible value, are expected to range generally from five to ten years. The value of customer relationship intangibles is amortized to expense over the remaining initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense.

On December 1, 2006, we sold Northwest Place II, a 27,974 square foot office/warehouse building located in Houston, Texas for a sales price of $1,175,000. A gain of $197,000 was generated from this sale, which is reflected in our consolidated financial statements for the year ended December 31, 2006. It is anticipated that the funds received from this sale will be used for future acquisitions and/or capital improvements to existing properties. It was determined that “discontinued operations” classification was not required due to the immateriality of this property to our overall results.

At December 31, 2006, we owned 36 commercial properties in the Houston, Dallas and San Antonio, Texas areas comprising approximately 3,093,000 square feet of gross leasable area.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 4 – Note Receivable

In January 2003, we partially financed the sale of a property we had previously sold and for which we had taken a note receivable of $0.4 million as part of the consideration. We advanced $0.3 million and renewed and extended the balance of $0.4 million still due from the original sale.

The original principal amount of the note receivable, dated January 10, 2003, is $0.7 million. The note is payable in monthly installments of $6,382, including interest at 7% per annum, for the first two years of the note. Thereafter, monthly installments of $7,489 are due with interest at 10% per annum. The note is fully amortizing with the final payment due January 10, 2018.

Note 5 – Accounts Receivable, net

Accounts receivable consists of amounts billed and due from tenants, amounts due from insurance claims and allowance for doubtful accounts as follows (in thousands):

	December 31,
	2006	2005
Tenant receivables	$1,941	$1,458
Allowance for doubtful accounts	(641)	(473)
Insurance claim receivables	427	264
Totals	$1,727	$1,249

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 6 - Deferred Costs

Deferred costs consist of the following (in thousands):

	December 31,
	2006	2005
Leasing commissions	$6,904	$5,921
Deferred financing costs	1,949	1,829
	8,853	7,750

Less: accumulated amortization	(5,963)	(4,746)
Totals	$2,890	$3,004

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,
2007	$987
2008	665
2009	447
2010	301
2011	208
Thereafter	282
Total	$2,890

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 7 – Future Minimum Lease Income

We lease the majority of our office and retail properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2006 is as follows (in thousands):

Years Ended December 31,
2007	$22,483
2008	18,710
2009	14,334
2010	10,479
2011	6,706
Thereafter	10,584
Total	$83,296

Note 8 – Debt

Notes payable

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
	2006	2005
Mortgages and other notes payable	$5,138	$40,050
Revolving loan secured by properties	61,225	32,975
Totals	$66,363	$73,025

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 8 – Debt (Continued)

As of December 31, 2006, we two active loans which are described below:

Revolving Credit Facility

We have a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in Hartman REIT Operating Partnership III LP (“HROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At December 31, 2006, 35 properties are owned by HROP III.

In 2006, the credit facility was increased to $75 million from $50 million and may be increased to $100 million as the borrowing base pool expands. We entered into this credit facility to refinance our then existing debt, to finance property acquisitions and for general corporate purposes.

As of December 31, 2006 and 2005, the balance outstanding under the credit facility was $61.2 million and $33.0 million, respectively, and the availability to draw was $13.8 million and $17.0 million, respectively.

Outstanding amounts under the credit facility accrue interest computed (at our option) at either the LIBOR or the Alternative Base Rate on the basis of a 360 day year, plus the applicable margin as determined from the following table:

Total Leverage Ratio	LIBOR Margin	Alternative Base Rate Margin

Less than 60% but greater than or equal to 50%	2.40%	1.150%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.000%

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus 0.5%. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of nine contracts at any time. The effective interest rate as of December 31, 2006 was 7.28% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

As of December 31, 2005, we were in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. As this violation constitutes an event of default, the lenders had the right to accelerate payment of amounts outstanding under this credit facility. However, on May 8, 2006, we received a waiver from the required majority of the consortium banks in the credit facility and also entered into a modification of the loan agreement whereby the covenant was amended though December 31, 2006.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006
Note 8 – Debt (Continued)

As amended, the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not exceed 107% for the three months ended March 31, 2006 and June 30,2006, 104% for the three months ended September 30, 2006 and 100% for the three months ended December 31, 2006. As of December 31, 2006, we are in compliance with the covenant, as amended.

On October 2, 2006, our Board (i) elected not to renew our advisory agreement with Hartman Management; (ii) terminated a certain management agreement with Hartman Management; and (iii) removed Mr. Hartman from his positions as our President, Secretary and Chief Executive Officer. These actions violated certain covenants in the loan agreement and were events of default thereunder. These events of default have been waived by the lenders.

On January 8, 2007, we requested that legal fees incurred in connection with the litigation with Mr. Hartman and Hartman Management be excluded from the definition of funds from operations in testing the covenant requiring the ratio of declared and paid dividends to funds from operations not be in excess of 95%. On January 23, 2007, the lenders granted the exclusion as requested.  On March 26, 2007, we formalized this agreement in Amendment No. 3 to our Revolving Credit Agreement which is filed as exhibit 10.26 to this document.

The revolving credit facility is supported by a pool of eligible properties referred to as the borrowing base pool. The borrowing base pool must meet the following criteria:

•	We will provide a negative pledge on the borrowing base pool and may not provide a negative pledge of the borrowing base pool to any other lender.

•	The properties must be free of all liens, unless otherwise permitted.

•	All eligible properties must be retail, office-warehouse, or office properties, must be free and clear of material environmental concerns and must be in good repair.

•	The aggregate physical occupancy of the borrowing base pool must remain above 80% at all times.

•	No property may comprise more than 15% of the value of the borrowing base pool with the exception of Corporate Park Northwest, which is allowed into the borrowing base pool.

•	The borrowing base pool must at all times be comprised of at least 10 properties.

•	The borrowing base pool properties may not contain development or redevelopment projects.

Properties can be added to and removed from the borrowing base pool at any time provided no defaults would occur as a result of the removal. If a property does not meet the criteria of an eligible property and we want to include it in the borrowing base pool, a majority vote of the bank consortium is required for inclusion in the borrowing base pool.

Covenants, tested quarterly, relative to the borrowing base pool are as follows:

•	We will not permit any liens on the properties in the borrowing base pool unless otherwise permitted.

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

December 31, 2006

Note 8 – Debt (Continued)

•
The ratio of the value of the borrowing base pool to total funded loan balance must always exceed 1.67 to 1.00. The value of the borrowing base pool is defined as aggregate net operating income for the preceding four quarters, less a $0.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

Covenants, tested quarterly, relative to us are as follows:

•
We will not permit our total indebtedness to exceed 60% of the fair market value of our real estate assets at the end of any quarter. Total indebtedness is defined as all our liabilities, including this facility and all other secured and unsecured debt, including letters of credit and guarantees. Fair market value of real estate assets is defined as aggregate net operating income for the preceding four quarters, less a $0.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

•
The ratio of consolidated rolling four-quarter earnings before interest, income tax, depreciation and amortization expenses to total interest expense, including capitalized interest, shall not be less than 2.0 to 1.0.

•
The ratio of consolidated earnings before interest, income tax, depreciation and amortization expenses to total interest expense, including capitalized interest, principal amortization, capital expenditures and preferred stock dividends shall not be less than 1.5 to 1.0. Capital expenditures shall be deemed to be $0.15 per square foot per annum.

•	The ratio of secured debt to fair market value of real estate assets shall not be greater than 40%.

•	The ratio of declared dividends to funds from operations shall not be greater than 95%.

•	The ratio of development assets to fair market value of real estate assets shall not be greater than 20%.

•	We must maintain our status as a REIT for income tax purposes.

•
Total other investments shall not exceed 30% of total asset value. Other investments shall include investments in joint ventures, unimproved land, marketable securities and mortgage notes receivable. Additionally, the preceding investment categories shall not comprise greater than 30%, 15%, 10% and 20%, respectively, of total other investments.

Within six months of closing, we must hedge all variable rate debt above $40 million until the point at which the ratio of variable rate debt to fixed rate debt is 50% of total debt. Thereafter, we must maintain this type of hedge during any period in which variable rate debt exceeds 50% of total debt. On March 27, 2006, we executed an interest rate swap dated as of March 16, 2006, for the purpose of hedging variable interest rate exposure, in compliance with the requirements of the loan agreement. The lenders waived the default for not executing the hedge within six months of closing, as required by the loan agreement.

On June 30, 2006, we drew down $34.8 million on the revolving credit facility to extinguish the three year floating rate mortgage loan described in the following paragraph and pay related legal and banking fees.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 8 – Debt (Continued)

In December 2002, we refinanced substantially all of our mortgage debt with a $34.4 million three-year floating rate mortgage loan collateralized by 18 of our then existing properties. The loan had a maturity date of January 1, 2006, extendable for an additional two years. Effective as of February 28, 2006, we extended the loan to January 1, 2008. During the initial term, the loan bore interest at 2.5% over a 30-day LIBOR (6.79% at December 31, 2005) computed on the basis of a 360-day year. During the extension term the interest rate will be 3.0% over 30-day LIBOR. Interest only payments were due monthly, and the loan could be repaid in full or in $100,000 increments, with a final balloon payment due upon maturity.

Mortgage Loan on Windsor Park Centre

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6.6 million, secured by the property. The balance at December 31, 2006, was $5.1 million. The note was payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note was payable in full on December 1, 2006. We obtained an extension through March 2, 2007 and paid off this note in full with the proceeds from a $10.0 million loan described in the following paragraph.

On March 1, 2007, we obtained a $10.0 million loan to pay off the loan obtained upon the acquisition of the Windsor Park property and to provide funds for future acquisitions. The mortgage loan is secured by the Windsor Park property which is owned by HCP REIT Operating Company IV LLC (“HROC IV”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the Windsor Park property. On March 1, 2007, we conveyed ownership of the Windsor Park property from the Operating Partnership to HROC IV in order to secure the $10 million mortgage loan. The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum. The balance of the note is payable in full on March 1, 2014.

Annual maturities of notes payable as of December 31, 2006, including the revolving loan, are as follows (in thousands):

Year Ended December 31,

2007	$5,138
2008	61,225
Total	$66,363

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 9 – Earnings Per Share

Basic earnings per share is computed using net income to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units convertible into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the years ended December 31, 2006, 2005 and 2004, are 5,808,337 OP units as their inclusion would be antidilutive.

	Year Ended December 31,
	2006	2005	2004
Basic and diluted earnings per share:
Weighted average common
shares outstanding	9,652	7,888	7,010

Basic and diluted earnings per share	$0.185	$0.310	$0.488

Net income	$1,781	$2,448	$3,424

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 10 – Federal Income Taxes

Federal income taxes are not provided because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code. Our shareholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of its ordinary taxable income to our shareholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2006	2005	2004

Ordinary income (unaudited)	36.2%	62.6%	67.7%
Return of capital (unaudited)	59.9%	37.4%	32.3%
Capital gain distributions (unaudited)	3.9%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 11 – Related-Party Transactions

In January 1999, we entered into a property management agreement with Hartman Management. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, we paid Hartman Management a management fee of 5% and a partnership management fee of 1% based on effective gross revenues from the properties, as defined in the agreement. After September 1, 2004, we paid Hartman Management property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in that area. These fees have ranged between approximately 2% and 4% of gross revenues (as defined in the amended and restated agreement) for the management of office buildings and approximately 5% of gross revenues for the management of retail and warehouse properties.

In October 2006, our Board terminated for cause our property management agreement with Hartman Management. Hartman Management turned over all property management functions to us on November 14, 2006.

Effective September 1, 2004, we entered into an advisory agreement with Hartman Management which provided that we pay Hartman Management a quarterly fee of one-fourth of .25% of gross asset value (as defined in the advisory agreement) for asset management services. In addition, the advisory agreement provided for the payment of a deferred performance fee, payable in certain events, including termination of the advisory agreement, based upon appreciation in the value of certain of our real estate assets. The advisory agreement expired by its terms on September 30, 2006.

We incurred total management, partnership and asset management fees of $1.5 million, $1.4 million and $1.3 million, under the advisory and management agreements for the years ended December 31, 2006, 2005 and 2004, respectively. Management fees of $0.1 million were payable at December 31, 2005. No management fees were payable at December 31, 2006. We have not accrued any deferred performance fees, as we believe the amount of these fees, if any are owing, cannot be determined with reasonable certainty at this time.

The aggregate fees and reimbursements payable to Hartman Management under the advisory agreement was not intended to be significantly different from the fees that would have been payable under our previous agreement with Hartman Management. The asset management fee under the advisory agreement, however, was significantly higher. Hartman Management waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee under the advisory agreement was charged by Hartman Management in the second and third quarters of 2006 and has been reflected in our consolidated financial statements as of December 31, 2006.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 11 – Related-Party Transactions (Continued)

During July 2004, we amended certain terms of our declaration of trust. Under the amended terms, Hartman Management was required to reimburse us for operating expenses exceeding certain limitations determined at the end of each fiscal quarter. Reimbursements, if any, from Hartman Management were recorded on a quarterly basis as a reduction in property management fees.

Under the provisions of the management agreement, costs incurred by Hartman Management for the management and maintenance of the properties were reimbursable to Hartman Management. At December 31, 2005, $0.05 million was payable to Hartman Management related to these reimbursable costs. No such amounts were payable at December 31, 2006.

In consideration of leasing the properties, we historically paid Hartman Management leasing commissions for leases originated by Hartman Management and for expansions and renewals of existing leases. We incurred total leasing commissions to Hartman Management of $0.9 million, $1.6 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, of which $0.08 million was payable at December 31, 2005. No such amounts were payable at December 31, 2006.

In connection with our public offering described in Note 12, we have reimbursed Hartman Management up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by Hartman Management on our behalf. We have paid our dealer manager, through Hartman Management by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering. We incurred total fees of $0.5 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively. These fees have been treated as offering costs and netted against the proceeds from the sale of common shares. On October 2, 2006, our Board elected to terminate the public offering described in Note 12.

Also in connection with our public offering described in Note 12, Hartman Management has historically received an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for us. The advisory agreement expired by its terms on September 30, 2006. On September 30, 2006, $0.2 million of acquisition fees paid to Hartman Management had been capitalized and not yet allocated to the purchase price of a property. In accordance with advisory agreement, Hartman Management is obligated to reimburse us for any acquisition fee that has not been allocated to the purchase price of our properties as provided for in our declaration of trust. A letter demanding payment was sent to Hartman Management on December 21, 2006, and $0.2 million is netted against other payables to Hartman Management and included in due to affiliates in our consolidated balance sheet at December 31, 2006.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 11 – Related-Party Transactions (Continued)

We incurred total acquisition fees to Hartman Management of $0.2 million and $0.4 million for the years ended December 31, 2006 and 2005. At December 31, 2005, $0.1 million was payable to Hartman Management relating to organization and offering expenses, dealer manager fees and acquisition fees. No such amounts were payable at December 31, 2006.

Hartman Management was billed $0.2 million, $0.1 million and $0.1 million for office space for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included in rental income in our consolidated statements of income.

Our day-to-day operations are strategically directed by our Board. We own substantially all of our real estate properties through the Operating Partnership. Mr. Hartman was our President, Secretary and Chief Executive Officer through October 2, 2006, and he resigned as our Chairman on October 27, 2006. He is also the sole owner of Hartman Management. Mr. Hartman was owed $44,094 and $47,478 in dividends payable on his common shares at December 31, 2006 and 2005, respectively. Mr. Hartman owned 2.9% and 3.0% of our issued and outstanding common shares as of December 31, 2006 and 2005, respectively.

We were a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 8 and 12.

Note 12 – Shareholders’ Equity

Under our declaration of trust, we have authority to issue 400 million common shares of beneficial interest, $0.001 par value per share, and 50 million preferred shares of beneficial interest, $0.001 par value per share.

On September 15, 2004, our Registration Statement on Form S-11, with respect to our public offering of up to 10 million common shares of beneficial interest offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covered up to 1 million shares available pursuant to our dividend reinvestment plan offered at a price of $9.50 per share. The shares were offered to investors on a best efforts basis. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

As of December 31, 2006, 2.8 million shares had been issued pursuant to our public offering with net offering proceeds received of $24.6 million. An additional 138,000 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.3 million. Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006 may have recission rights. See “Dividend Reinvestment Plan” in Item 5 of this report.

On October 2, 2006, our Board terminated the public offering. On March 27, 2007, we gave the required ten day notice to participants informing them that we intend to terminate our dividend reinvestment plan. As a result, our dividend reinvestment plan will terminate on April 6, 2007.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 12 – Shareholders’ Equity (Continued)

At December 31, 2006 and 2005, Mr. Hartman owned 2.9% and 3.0%, respectively, of our outstanding shares. At December 31, 2006 and 2005, our Board collectively owned 2.6% and 2.9%, respectively, of our outstanding shares.

All net proceeds of our public offering were contributed to the Operating Partnership in exchange for OP Units. The Operating Partnership used the proceeds to acquire additional properties and for general working capital purposes. In accordance with the Operating Partnership’s Agreement of Limited Partnership, in exchange for the contribution of net proceeds from sales of stock, we received an equivalent number of OP Units as shares of stock that are sold.

Operating partnership units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of HCP. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of December 31, 2006 and 2005, there were 15,421,212 and 14,360,503 OP Units outstanding, respectively. We owned 9,612,875 and 8,552,166 OP Units as of December 31, 2006 and 2005, respectively. The balance of the OP Units is owned by third parties, including Mr. Hartman and certain trustees. Our weighted-average share ownership in the Operating Partnership was approximately 62.43%, 56.44% and 53.37% during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, Mr. Hartman owned 6.9% and 7.4%, respectively, of the Operating Partnership’s outstanding units. At December 31, 2006 and 2005, our Board collectively owned 0.4% of the Operating Partnership’s outstanding units.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 12 – Shareholders’ Equity (Continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions paid to holders of common shares and holders of OP Units (after giving effect to the recapitalization) during the years ended December 31, 2006 and 2005 and the quarter ended March 31, 2007.

HCP Shareholders
Dividend per Common Share	Date Dividend Paid	Total Amount Paid (in thousands)

$ 0.1755	Qtr ended 03/31/05	$ 1,230
0.1768	Qtr ended 06/30/05	1,282
0.1768	Qtr ended 09/30/05	1,351
0.1768	Qtr ended 12/31/05	1,412
0.1768	Qtr ended 03/31/06	1,526
0.1768	Qtr ended 06/30/06	1,632
0.1500	Qtr ended 09/30/06	1,443
0.1500	Qtr ended 12/31/06	1,477
0.1500	Qtr ended 03/31/07	1,495

OP Unit Holders Including Minority Unit Holders
Distribution per OP Unit	Date Distribution Paid	Total Amount Paid (in thousands)

$ 0.1755	Qtr ended 03/31/05	$ 2,186
0.1768	Qtr ended 06/30/05	2,240
0.1768	Qtr ended 09/30/05	2,308
0.1768	Qtr ended 12/31/05	2,370
0.1768	Qtr ended 03/31/06	2,488
0.1768	Qtr ended 06/30/06	2,594
0.1500	Qtr ended 09/30/06	2,260
0.1500	Qtr ended 12/31/06	2,294
0.1500	Qtr ended 03/31/07	2,314

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 13 – Incentive Share Plan

In 1999, we adopted an Employee and Trust Manager Incentive Share Plan (the “Incentive Share Plan”) to (i) furnish incentives to individuals chosen to receive share-based awards because they are considered capable of improving operations and increasing profits; (ii) encourage selected persons to accept or continue employment with us; and (iii) increase the interest of our employees and trustees in our welfare through their participation and influence on the growth in value of our common shares. The class of eligible persons that can receive grants of incentive awards under the Incentive Share Plan consists of key employees, directors, non-employee trustees, and consultants as determined by the compensation committee of our Board. The maximum number of common shares that may be issued under the Incentive Share Plan is the lesser of 5% of the outstanding shares on a fully diluted basis or 5,000,000. As of December 31, 2006, no options or awards to purchase common shares have been granted under the Incentive Share Plan.

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and requires share-based payments to be assigned a fair value and expensed over the requisite service period of each award.  As of December 31, 2006, no awards have been granted under the Incentive Share Plan and thus, no amounts have been expensed during the year then ended.

Note 14 – Commitments and Contingencies

The nature of our business exposes us to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract and employment disputes. We are currently involved in the following litigation.

Hartman Commercial Properties REIT and Hartman REIT Operating Partnership, L.P. v.
Allen R. Hartman and Hartman Management, L.P., in the 333rd Judicial District Court of Harris County, Texas

In October 2006, we initiated this action against our former Chief Executive Officer, Allen R. Hartman, and our former manager and advisor Hartman Management. L.P. We are seeking damages for breach of contract, fraudulent inducement and breach of fiduciary duties.

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the members of our Board, and our Chief Operating Officer, John J. Dee. The counterclaim has since been amended to drop the claims against the individual defendants with the exception our current interim Chief Executive Officer, James C. Mastandrea, and Mr. Dee. The amended counterclaim asserts claims against us for alleged breach of contract and alleges that we owe Mr. Hartman and Hartman Management fees for the termination of an advisory agreement. The amended counterclaim asserts claims against Messrs. Mastandrea and Dee for tortious interference with the advisory agreement and a management agreement and conspiracy to seize control of us for their own financial gains. We have indemnified Messrs. Mastandrea and Dee to the extent allowed by our governing documents and Maryland law. The amended counterclaim also asserts claims against our prior outside law firm and one of its partners.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 14 – Commitments and Contingencies (Continued)

Limited discovery has been conducted in this case as of the date of this report. The case is set for trial in July 2007.

It is too early to express an opinion respecting the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

Hartman Commercial Properties REIT v. Allen R. Hartman, et al; in the United States
District Court for the Southern District of Texas

In December 2006, we initiated this action complaining of the attempt by Mr. Hartman and Hartman Management to solicit written consents from shareholders to replace our Board.

Mr. Hartman and Hartman Management have filed a counterclaim claiming that certain changes to our bylaws and declaration of trust are invalid and that their enactment is a breach of fiduciary duty. They are seeking a declaration that the changes to our bylaws and declaration of trust are invalid and an injunction barring their enforcement. These changes, among other things, will stagger the terms of our Board members over three years, require two-thirds vote of the outstanding common shares to remove a Board member and provide that our secretary may call a special meeting of shareholders only on the written request of a majority of outstanding common shares. We believe the changes in our bylaws and declaration of trust are valid under Maryland law and in the best interest of our shareholders. We have filed a motion to dismiss the counterclaims. A group of shareholders has filed a request to intervene in this action to assert claims similar to those asserted by Mr. Hartman and Hartman Management. We have opposed the intervention.

There has been limited discovery in this case as of the date of this report. Documents have been produced and interrogatory responses exchanged. We have produced the members of our Board for deposition as well as our Chief Operating Officer, John J. Dee. The Court has conducted a hearing on the parties’ cross request for preliminary injunction, but has not yet ruled on that request.

It is too early to express an opinion respecting the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claim.

Other

We are a participant in various other legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations, or cash flows.

Hartman Commercial Properties REIT and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006

Note 15 – Segment Information

Our management historically has not differentiated by property types and therefore does not present segment information.

Note 16 - Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenues	$7,414	$7,689	$7,416	$7,321
Income before minority interests	937	1,403	974	(465)
Minority interest in income	(372)	(545)	(371)	220
Net income	565	858	603	(245)
Basic and diluted earnings per share	$0.061	$0.089	$0.061	$(0.025)

2005
Revenues	$6,244	$6,246	$6,081	$6,348
Income before minority interests	1,522	1,340	894	583
Minority interest in income	(697)	(593)	(383)	(218)
Net income	824	746	512	366
Basic and diluted earnings per share	$0.114	$0.097	$0.064	$0.035

Hartman Commercial Properties REIT and Subsidiary

Schedule II - Valuation and Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Charged (credited) to Income	Deductions from Reserves	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$473	$388	$(220)	$641
Year ended December 31, 2005	343	130	—	473
Year ended December 31, 2004	351	(8)	—	343

Hartman Commercial Properties REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2006

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period (1) (2)
		Building and		Carrying		Building and
Property Name	Land	Improvements	Improvements	Costs	Land	Improvements	Total
Retail Properties:
Bellnot Square	$1,154	$4,638	$69	$—	$1,154	$4,707	$5,861
Bissonnet Beltway	415	1,947	184	—	415	2,131	2,546
Centre South	481	1,596	429	—	481	2,025	2,506
Garden Oaks	1,285	5,293	293	—	1,285	5,586	6,871
Greens Road	354	1,284	111	—	354	1,395	1,749
Holly Knight	320	1,293	66	—	320	1,359	1,679
Kempwood Plaza	733	1,798	903	—	733	2,701	3,434
Lion Square	1,546	4,289	317	—	1,546	4,606	6,152
Northeast Square	565	2,008	286	—	565	2,294	2,859
Providence	918	3,675	486	—	918	4,161	5,079
South Richey	778	2,584	191	—	778	2,775	3,553
South Shaver	184	633	173	—	184	806	990
SugarPark Plaza	1,781	7,125	20	—	1,781	7,145	8,926
Sunridge	276	1,186	41	—	276	1,227	1,503
Torrey Square	1,981	2,971	435	—	1,981	3,406	5,387
Town Park	850	2,911	214	—	850	3,125	3,975
Webster Point	720	1,150	76	—	720	1,226	1,946
Westchase	423	1,751	242	—	423	1,993	2,416
Windsor Park	2,621	10,482	—	—	2,621	10,482	13,103
	$17,385	$58,614	$4,536	$—	$17,385	$63,150	$80,535
Warehouse Properties:
Brookhill	186	788	156	$—	186	944	1,130
Corporate Park Northwest	1,534	6,306	554	—	1,534	6,860	8,394
Corporate Park West	2,555	10,267	456	—	2,555	10,723	13,278
Corporate Park Woodland	652	5,330	742	—	652	6,072	6,724
Dairy Ashford	226	1,211	78	—	226	1,289	1,515
Holly Hall	608	2,516	6	—	608	2,522	3,130
Interstate 10	208	3,700	282	—	208	3,982	4,190
Main Park	1,328	2,721	530	—	1,328	3,251	4,579
Plaza Park	902	3,294	341	—	902	3,635	4,537
West Belt Plaza	568	2,165	293	—	568	2,458	3,026
Westgate	672	2,776	143	—	672	2,919	3,591
	$9,439	$41,074	$3,581	$—	$9,439	$44,655	$54,094
Office Properties:
9101 LBJ Freeway	$1,597	$6,078	$267	$—	$1,597	$6,345	$7,942
Featherwood	368	2,591	535	—	368	3,126	3,494
Royal Crest	509	1,355	100	—	509	1,455	1,964
Uptown Tower	1,621	15,551	103	—	1,621	15,654	17,275
Woodlake Plaza	1,107	4,426	360	—	1,107	4,786	5,893
Zeta Building	636	1,819	206	—	636	2,025	2,661
	$5,838	$31,820	$1,571	$—	$5,838	$33,391	$39,229

Grand Totals	$32,662	$131,508	$9,688	$—	$32,662	$141,196	$173,858

Hartman Commercial Properties REIT and Subsidiary
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2006
(Continued)

Property Name	Accumulated Depreciation (in thousands)	Date of Construction	Date Acquired	Depreciation Life
Retail Properties:
Bellnot Square	$674		1/1/2002	5-39 years
Bissonnet Beltway	710		1/1/1999	5-39 years
Centre South	612		1/1/2000	5-39 years
Garden Oaks	850		1/1/2002	5-39 years
Greens Road	411		1/1/1999	5-39 years
Holly Knight	402		8/1/2000	5-39 years
Kempwood Plaza	970		2/2/1999	5-39 years
Lion Square	1,073		1/1/2000	5-39 years
Northeast Square	617		1/1/1999	5-39 years
Providence	727		3/30/2001	5-39 years
South Richey	675		8/25/1999	5-39 years
South Shaver	289		12/17/1999	5-39 years
SugarPark Plaza	464		9/8/2004	5-39 years
Sunridge	176		1/1/2002	5-39 years
Torrey Square	756		1/1/2000	5-39 years
Town Park	921		1/1/1999	5-39 years
Webster Point	297		1/1/2000	5-39 years
Westchase	357		1/1/2002	5-39 years
Windsor Park	867		12/16/2003	5-39 years
	$11,848
Warehouse Properties:
Brookhill	$226		1/1/2002	5-39 years
Corporate Park Northwest	1,059		1/1/2002	5-39 years
Corporate Park West	1,578		1/1/2002	5-39 years
Corporate Park Woodlands	1,544	11/1/2000		5-39 years
Dairy Ashford	368		1/1/1999	5-39 years
Holly Hall	343		1/1/2002	5-39 years
Interstate 10	1,334		1/1/1999	5-39 years
Main Park	1,007		1/1/1999	5-39 years
Plaza Park	891		1/1/2000	5-39 years
West Belt Plaza	804		1/1/1999	5-39 years
Westgate	441		1/1/2002	5-39 years
	$9,595
Office Properties:
9101 LBJ Freeway	$281		8/10/2005	5-39 years
Featherwood	898		1/1/2000	5-39 years
Royal Crest	354		1/1/2000	5-39 years
Uptown Tower	551		11/22/2005	5-39 years
Woodlake Plaza	261		3/14/2005	5-39 years
Zeta Building	471		1/1/2000	5-39 years
	$2,816
Grand Total	$24,259

(1) Reconciliations of total real estate carrying value for the three years ended December 31 follows:

	( In thousands)
	2006	2005	2004
Balance at beginning of period	$173,789	$141,997	$131,721
Additions during the period:
Acquisitions	—	30,379	8,906
Improvements	2,055	1,413	1,370
	2,055	31,792	10,276
Deductions - cost of real estate sold or retired	(1,986)	—	—
Balance at close of period	$173,858	$173,789	$141,997

(2) The aggregate cost of real estate (in thousands) for federal income tax purposes is $143,892

Hartman Commercial Properties REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description
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

3.3	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on December 6, 2006)

3.4	Bylaws (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

3.5
First Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(ii).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on December 6, 2006)

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.1
Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.2
Amended and Restated Property Management Agreement (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004, filed on March 31, 2005) (terminated on October 2, 2006)

10.3
Advisory Agreement (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005) (terminated on September 30, 2006)

10.4
Certificate of Formation of Hartman REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.5
Limited Liability Company Agreement of Hartman REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.6
Agreement of Limited Partnership of Hartman REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

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
10.18
Guaranty under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.19
Form of Negative Pledge Agreement under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.20
Form of Collateral Assignment of Partnership Interests under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.21
Modification Agreement, dated as of February 28, 2006, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 3, 2006)

10.22
Interest Rate Swap Agreement dated as of March 16, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (previously filed as and incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006)

10.23
Waiver and Amendment No. 1, dated May 8, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2006)

10.24*
Amendment No 2, dated May 19, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders

10.25*	Promissory Note between HCP REIT Operating Company IV LLC and MidFirst Bank, dated March 1, 2007

10.26*
Amendment No 3, dated March 26, 2007, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders

14.1
Code of Business Conduct (previously filed as and incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006)

21.1
List of subsidiaries of Hartman Commercial Properties REIT (previously filed as and incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1*	Certificate of Chief Executive and Financial Officers

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.