Form 10-Q
period 2007-03-31
Whitestone REIT
filed 2007-05-15
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number

000-50256

WHITESTONE REIT
(Exact name of registrant as specified in its charter)

Maryland	76-0594970
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1450 W. Sam Houston Parkway N., Unit 111
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

The number of the registrant’s Common Shares of Beneficial Interest outstanding at April 30, 2007, was 10,001,269.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Real estate
Land	$32,662	$32,662
Buildings and improvements	140,428	141,196
	173,090	173,858
Less accumulated depreciation	(24,715)	(24,259)
Real estate, net	148,375	149,599

Cash and cash equivalents	12,412	8,298

Escrows and acquisition deposits	248	382

Note receivable	597	604

Receivables
Accounts receivable, net of allowance for doubtful accounts	2,010	1,727
Accrued rent receivable	3,002	3,035
Other receivables	212	-

Receivables, net	5,224	4,762

Deferred costs, net	2,937	2,890

Prepaid expenses and other assets	824	552

Total assets	$170,617	$167,087

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Liabilities and Shareholders' Equity

Liabilities
Notes payable	$75,656	$66,363
Accounts payable and accrued expenses	2,228	5,398
Due to affiliates	-	103
Tenants' security deposits	1,485	1,455
Prepaid rent	595	745
Dividends payable	1,487	1,495
Distributions payable	871	905

Total liabilities	82,322	76,464

Minority interests of unit holders in Operating Partnership;
5,808,337 units at March 31, 2007 and December 31, 2006	30,754	31,709

Shareholders' equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at March 31, 2007 and December 31, 2006	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 10,001,269 and 9,974,362 issued and
oustanding at March 31, 2007 and December 31, 2006, respectively	10	10
Additional paid-in-capital	72,274	72,012
Accumulated deficit	(14,743)	(13,108)

Total shareholders' equity	57,541	58,914

Total liabilities and shareholders' equity	$170,617	$167,087

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	(unaudited) Three Months Ended March 31,
	2007	2006
		(As Restated)

Revenues
Rental income	$6,095	$5,977
Tenants' reimbursements	1,355	1,380
Other income	95	57

Total revenues	7,545	7,414

Operating expenses
Property operation and maintenance	1,279	1,017
Real estate taxes	862	865
Insurance	172	134
Electricity, water and gas utilities	480	512
Property management and asset
management fees to an affiliate	-	412
General and administrative	2,034	450
Depreciation	1,364	1,358
Amortization	248	527
Bad debt expense	169	(9)

Total operating expenses	6,608	5,266

Operating income	937	2,148

Other income (expense)
Interest income	136	96
Interest expense	(1,275)	(1,308)
Change in fair value of derivative instrument	(20)	-

Income (loss) before minority interests	(222)	936

Minority interests in (income) loss of Operating Partnership	84	(372)

Net income (loss)	$(138)	$564

Net income (loss) per common share	$(0.014)	$0.061

Weighted-average shares outstanding	9,992	9,212

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS' EQUITY
(in thousands except per share data)

			Additional
	Common Shares		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	9,974	$10	$72,012	$(13,108)	$58,914

Issuance of shares under dividend
reinvestment plan at $9.50 per share	27	-	262	-	262

Net loss	-	-	-	(138)	(138)

Dividends	-	-	-	(1,497)	(1,497)

Balance, March 31, 2007 (unaudited)	10,001	$10	$72,274	$(14,743)	$57,541

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(unaudited) Three Months Ended March 31,
	2007	2006
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$(138)	$564
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	1,364	1,358
Amortization	248	527
Minority interests in (income) loss of Operating Partnership	(84)	372
Bad debt expense (recoveries)	169	(9)
Change in fair value of derivative instrument	20	-
Changes in operating assets and liabilities:
Escrows and acquisition deposits	114	782
Receivables	(631)	(100)
Deferred costs	(148)	(386)
Prepaid expenses and other assets	(272)	(510)
Accounts payable and accrued expenses	(3,170)	(2,637)
Due to affiliates	(103)	(103)
Tenants' security deposits	30	26
Prepaid rent	(150)	(42)

Net cash used in operating activities	(2,751)	(158)

Cash flows from investing activities:
Additions to real estate	(140)	(326)
Repayment of note receivable	7	7

Net cash used in investing activities	(133)	(319)

Cash flows from financing activities:
Dividends paid	(1,505)	(1,525)
Distributions paid to OP unit holders	(905)	(1,027)
Proceeds from issuance of common shares	262	3,860
Increase in stock offering proceeds escrowed	-	(256)
Proceeds from notes payable	14,469	530
Repayments of notes payable	(5,176)	(239)
Payments of loan origination costs	(147)	-

Net cash provided by financing activities	6,998	1,343

Net increase in cash and cash equivalents	4,114	866

Cash and cash equivalents at beginning of period	8,298	849

Cash and cash equivalents at end of period	$12,412	$1,715

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,364	$1,312

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 1 -	Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2006 are derived from our audited consolidated financial statements at that date. The unaudited financial statements at March 31, 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone REIT (“Whitestone”), formerly known as Hartman Commercial Properties REIT, and our subsidiary as of March 31, 2007 and results of operations and cash flows for the three month period ended March 31, 2007. All these adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes which are included in our Annual Report on Form 10-K.

Description of business and nature of operations

Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), formerly known as Hartman REIT Operating Partnership L.P., which was formed on December 31, 1998 as a Delaware limited partnership. Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of March 31, 2007 and December 31, 2006, we owned and operated 36 retail, warehouse and office properties in and around Houston, Dallas and San Antonio, Texas.

Basis of consolidation

We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2007 and 2006, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into common shares on a one for one basis (“OP Units”) changes the ownership interests of both the minority interests and Whitestone.

Basis of accounting

Our financial records are maintained on the accrual basis of accounting under which revenues are recognized when earned, and expenses are recorded when incurred.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 1 -	Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2007 and December 31, 2006 consist of demand deposits at commercial banks and money market funds.

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

Management reviews our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2007.

Deferred costs

Deferred costs consist primarily of leasing commissions paid to Hartman Management L.P., our former adviser, external brokers and in-house leasing agents. Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements. Deferred financing costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method. Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Offering costs

Offering costs include selling commissions, issuance costs, investor relations fees and unit purchase discounts. These costs were incurred in the raising of capital through the sale of common shares and are treated as a reduction of shareholders’ equity.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

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

Changes in the market value of the derivative instruments and in the market value of the hedged items are recorded in earnings each reporting period. For items that are appropriately classified as cash flow hedges in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the market value of the instrument and in the market value of the hedged item are recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of March 31, 2007, the fair value of this instrument is approximately $0.01 million and is included in prepaid expenses and other assets in the consolidated balance sheet.

Additionally, approximately $0.02 million is included in other expense on the consolidated statement of operations for the three months ended March 31, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 1 -	Summary of Significant Accounting Policies (Continued)

Fair value of financial instruments

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, derivative instruments, accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The fair value of our debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements. The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the financial institution would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS 159.

Concentration of risk

Substantially all of our revenues are obtained from office, warehouse and retail locations in the Houston, Dallas and San Antonio, Texas metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the federally insured limits, although no losses have been incurred in connection with these deposits

Reclassification

We have reclassified certain prior fiscal year amounts in the accompanying financial statements in order to be consistent with the current fiscal year presentation. During the first quarter of 2007, we have reclassified certain amounts due from Hartman Management, LP, the former advisor, from due to affiliates to other receivables. We have also reclassified interest expense from operating expense to other expense and interest income from revenues to other income in the Consolidated Statements of Operations for the three months ended March 31, 2007. The reclassification of interest income and expense decreased revenues and operating expenses and increased other income and expense but had no impact on net income.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 1 -	Summary of Significant Accounting Policies (Continued)

Restatement

During the quarter ended September 30, 2006, management determined that deferred lease commissions related to an early lease termination on March 28, 2006, were not charged to operations. In accordance with our policy, deferred lease commissions for tenants that pre-maturely vacate a lease are to be charged to amortization expense in the period in which the default occurs. Accordingly the Consolidated Balance Sheets as of March 31, 2006 and June 30, 2006, the Consolidated Statements of Operations for the three and six month periods ended March 31, 2006 and June 30, 2006 and the Consolidated Statements of Cash Flows for the three and six month periods ended March 31, 2006 and June 30, 2006 have been restated.

Comprehensive income

We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components. For the periods presented, we did not have significant amounts of other comprehensive income.

Note 2 -	Interest Rate Swap

Effective March 16, 2006, we executed an interest rate swap used to mitigate the risks associated with adverse movements in interest rates which might affect expenditures. We have not designated this derivative contract as a hedge, and as such, the change in the fair value of the derivative is recognized currently in earnings. This derivative instrument has a total notional amount of $30 million, is at a fixed rate of 5.09% plus the LIBOR margin, and matures monthly through March 2008. As of March 31, 2007, the fair value of this instrument is approximately $0.01 million and is included in prepaid expenses and other assets in our consolidated balance sheet. Approximately $0.02 million is included in other expense in our consolidated statement of operations for the three months ended March 31, 2007 as a result of a decrease in value from December 31, 2006.

Note 3 -	Real Estate

We account for real estate acquisitions pursuant to SFAS 141, Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, and legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 3 -	Real Estate (Continued)

On December 1, 2006, we sold Northwest Place II, a 27,974 square foot warehouse building located in Houston, Texas for a sales price of $1.2 million. A gain of $0.2 million was generated from this sale, which was reflected in our consolidated financial statements for the year ended December 31, 2006. It is anticipated that the funds received from this sale will be used for future acquisitions and/or capital improvements to existing properties. It was determined that“discontinued operations” classification was not required due to the immateriality of this property to our overall results.

At March 31, 2007, we owned 36 commercial properties in the Houston, Dallas and San Antonio, Texas areas comprising approximately 3,093,000 square feet of gross leasable area.

Note 4 -	Note Receivable

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

Note 5 -	Accounts Receivable, net

Accounts receivable consists of amounts billed and due from tenants, amounts due from insurance claims and allowance for doubtful accounts as follows (in thousands):

	March 31,	December 31,
	2007	2006

Tenant receivables	$2,300	$1,941
Allowance for doubtful accounts	(720)	(641)
Insurance claim receivables	430	427
Totals	$2,010	$1,727

Note 6 -	Other Receivables

Other receivables consist of amounts owed to us by our previous advisor, Hartman Management, and partnerships managed by Hartman Management.

Note 7 -	Debt

Notes payable

Mortgages and other notes payable consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Mortgages and other notes payable	$10,431	$5,138
Revolving loan secured by properties	65,225	61,225
Totals	$75,656	$66,363

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 7 -	Debt (Continued)

As of March 31, 2007, we have two active loans which are described below:

Revolving Credit Facility

We have a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III LP (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At March 31, 2007, 35 properties are owned by WROP III.

In 2006, the credit facility was increased to $75 million from $50 million and may be increased to $100 million as the borrowing base pool expands. We entered into this credit facility to refinance our then existing debt, to finance property acquisitions and for general corporate purposes.

As of March 31, 2007 and December 31, 2006, the balance outstanding under the credit facility was $65.2 million and $61.2 million, respectively, and the availability to draw was $9.8 million and $13.8 million, respectively.

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

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus 0.5%. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of nine contracts at any time. The effective interest rate as of March 31, 2007 was 7.28% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

As of March 31, 2007, we are in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. We have requested a waiver from the consortium of banks. As this violation constitutes an event of default, the lenders have the right to accelerate payment of this credit facility. We are currently in discussions to receive the waiver and expect that it will be received shortly.  However, there can be no assurance that we will be successful in our negotiations to obtain a waiver.

On January 8, 2007, we requested that legal fees incurred in connection with the litigation with Mr. Hartman and Hartman Management be excluded from the definition of funds from operations in testing the covenant requiring the ratio of declared and paid dividends to funds from operations not be in excess of 95%. On January 23, 2007, the lenders granted the exclusion as requested. On March 26, 2007, we formalized this agreement in Amendment No. 3 to our Revolving Credit Agreement which was filed with our 2006 10-K.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 7 -	Debt (Continued)

On October 2, 2006, our Board (i) elected not to renew our advisory agreement with Hartman Management, LP; (ii) terminated a certain management agreement with Hartman Management; and (iii) removed Allen R. Hartman from his positions as our President, Secretary and Chief Executive Officer. These actions violated certain covenants in the loan agreement and were events of default thereunder. These events of default have been waived by the lenders.

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

Other covenants, tested quarterly, relative to us are as follows:

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

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 7 -	Debt (Continued)

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

Within six months of closing, we were required to hedge all variable rate debt above $40 million until the point at which the ratio of variable rate debt to fixed rate debt is 50% of total debt. Thereafter, we must maintain this type of hedge during any period in which variable rate debt exceeds 50% of total debt. On March 27, 2006, we executed an interest rate swap dated as of March 16, 2006 (see Note 2), for the purpose of hedging variable interest rate exposure, in compliance with the requirements of the loan agreement. The lenders waived the default for not executing the hedge within six months of closing, as required by the loan agreement.

On June 30, 2006, we drew down $34.8 million on the revolving credit facility to extinguish the then existing debt and to pay related legal and banking fees.

Mortgage Loan on Windsor Park Centre

In connection with the purchase of the Windsor Park property in December 2003, we assumed a note payable in the amount of $6.6 million, secured by the property. The balance at December 31, 2006, was $5.1 million. The note was payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note was payable in full on December 1, 2006. We obtained an extension through March 2, 2007 and paid off this note in full with the proceeds from a $10 million loan described in the following paragraph.

On March 1, 2007, we obtained a $10 million loan to pay off the loan obtained upon the acquisition of the Windsor Park property and to provide funds for future acquisitions. The mortgage loan is secured by the Windsor Park property which is owned by Whitestone REIT Operating Company IV LLC (“WROC IV”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the Windsor Park property. On March 1, 2007, we conveyed ownership of the Windsor Park property from the Operating Partnership to WROC IV in order to secure the $10 million mortgage loan.

The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum. The balance of the note is payable in full on March 1, 2014. The loan balance is approximately $10 million at March 31, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 7 -	Debt (Continued)

Annual maturities of notes payable as of March 31, 2007, including the revolving loan, are as follows (in thousands):

Year Ended
March 31,

2008	$ 65,666
2014	9,990
$ 75,656

Note 8 -	Earnings Per Share

Basic earnings per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the three months ended March 31, 2007 and 2006 are 5,808,337 OP Units as their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2007	2006
		(As Restated)
Basic and diluted earnings per share:
Weighted average common
shares outstanding (in thousands)	9,912	9,212

Basic and diluted earnings per share	$ (0.014)	$ 0.061

Net income (loss)	$ (138)	$ 564

Note 9 -	Federal Income Taxes

Federal income taxes are not provided because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code. Our shareholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

Note 10 -	Related-Party Transactions

Prior to October 2006, our day-to-day operations and portfolio of properties were managed by Hartman Management through property management and advisory agreements. Mr. Hartman, our former President, Secretary, Chief Executive Officer, and Chairman of the Board, is the sole limited partner of Hartman Management, as well as the president, secretary, sole trustee and sole shareholder of the general partner of Hartman Management.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 10 -	Related-Party Transactions (Continued)

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

Transactions between us, Hartman Management, and Mr. Hartman are considered related party transactions and are discussed in the following paragraphs.

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

We incurred total management, partnership and asset management fees of $0.4 million, under the advisory and management agreements for the three months ended March 31, 2006. We incurred no such fee for the three months ended March 31, 2007. No management fees were payable at March 31, 2007 or December 31, 2006. We have not accrued any deferred performance fees, as we believe the amount of these fees, if any are owing, cannot be determined with reasonable certainty at this time.

The aggregate fees and reimbursements payable to Hartman Management under the advisory agreement was not intended to be significantly different from the fees that would have been payable under our previous agreement with Hartman Management. The asset management fee under the advisory agreement, however, was significantly higher. Hartman Management waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee under the advisory agreement was charged by Hartman Management in the second and third quarters of 2006 and was reflected in our consolidated financial statements as of December 31, 2006. No such fee was charged for the three months ended March 31, 2007.

During July 2004, we amended certain terms of our declaration of trust. Under the amended terms, Hartman Management was required to reimburse us for operating expenses exceeding certain limitations determined at the end of each fiscal quarter. Reimbursements, if any, from Hartman Management were recorded on a quarterly basis as a reduction in property management fees.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 10 -	Related-Party Transactions (Continued)

Under the provisions of the management agreement, costs incurred by Hartman Management for the management and maintenance of the properties were reimbursable to Hartman Management. No such amounts were payable at March 31, 2007 and December 31, 2006.

In consideration of leasing the properties, we historically paid Hartman Management leasing commissions for leases originated by Hartman Management and for expansions and renewals of existing leases. We incurred total leasing commissions to Hartman Management of $0.4 million for the three months ended March 31, 2006. No such fees were incurred for the three months ended March 31, 2007. No such amounts were payable at March 31, 2007 and December 31, 2006.

In connection with our public offering described in Note 11, we have reimbursed Hartman Management up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by Hartman Management on our behalf. We have paid our dealer manager, through Hartman Management by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering. We incurred total fees of $0.2 million for the three months ended March 31, 2006. No such fees were incurred for the three months ended March 31, 2007. These fees have been treated as offering costs and netted against the proceeds from the sale of common shares. On October 2, 2006, our Board elected to terminate the public offering described in Note 11.

Also in connection with our public offering described in Note 11, Hartman Management has historically received an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for us. The advisory agreement expired by its terms on September 30, 2006. On September 30, 2006, $0.2 million of acquisition fees paid to Hartman Management had been capitalized and not yet allocated to the purchase price of a property. In accordance with advisory agreement, Hartman Management is obligated to reimburse us for any acquisition fee that has not been allocated to the purchase price of our properties as provided for in our declaration of trust. A letter demanding payment was sent to Hartman Management on December 21, 2006, and $0.2 million is included in other receivables on our consolidated balance sheet at March 31, 2007 as reclassified from December 31, 2006 as described in Note 1 - Reclassification.

We incurred total acquisition fees to Hartman Management of $0.1 million for the three months ended March 31, 2006. No such fees were incurred for the three months ended March 31, 2007. No such amounts were payable at March 31, 2007 and December 31, 2006.

Hartman Management was billed $0.03 million and $0.02 million for office space for the three months ended March 31, 2007 and 2006, respectively. These amounts are included in rental income in our consolidated statements of operations.

Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. As of March 31, 2007, we owned a 62.4% interest in the Operating Partnership.

Mr. Hartman our former President, Secretary, Chief Executive Officer, and Chairman was owed $0.04 million in dividends payable on his common shares at March 31, 2007 and December 31, 2006. Mr. Hartman owned 2.9% of our issued and outstanding common shares as of March 31, 2007 and December 31, 2006.

We were a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 7 and 11.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 11 -	Shareholders’ Equity

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

On October 2, 2006, our Board terminated the public offering. On March 27, 2007, we gave the required ten day notice to participants informing them that we intend to terminate our dividend reinvestment plan. As a result, our dividend reinvestment plan terminated on April 6, 2007.

As of March 31, 2007, 2.8 million shares had been issued pursuant to our public offering with net offering proceeds received of $24.6 million. An additional 165,000 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.6 million. Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006 may have recission rights.

At March 31, 2007 and December 31, 2006, Mr. Hartman owned 2.9% of our outstanding shares. At March 31, 2007 and December 31, 2006, our Board collectively owned 2.6% of our outstanding shares.

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

Operating Partnership Units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of March 31, 2007 and December 31, 2006, there were 15,448,118 and 15,421,212 OP Units outstanding, respectively. We owned 9,639,781 and 9,612,875 OP Units as of March 31, 2007 and December 31, 2006, respectively. The balance of the OP Units is owned by third parties, including Mr. Hartman and certain trustees. Our weighted-average share ownership in the Operating Partnership was approximately 62.38%, and 60.38% for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, Mr. Hartman owned 6.9% of the Operating Partnership’s outstanding units. At March 31, 2007 and December 31, 2006, our Board collectively owned 0.4% of the Operating Partnership’s outstanding units.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 11 -	Shareholders’ Equity (Continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions paid or payable to holders of common shares and holders of OP Units (after giving effect to the recapitalization) during the year ended December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007.

Whitestone Shareholders

Dividend	Date Dividend	Total Amount
per Common Share	Paid	Paid (in thousands)

$ 0.1768	Qtr ended 03/31/06	$ 1,526
$ 0.1768	Qtr ended 06/30/06	$ 1,632
$ 0.1500	Qtr ended 09/30/06	$ 1,443
$ 0.1500	Qtr ended 12/31/06	$ 1,477
$ 0.1500	Qtr ended 03/31/07	$ 1,495
$ 0.1500	Qtr ended 06/30/07	$ 1,487

OP Unit Holders Including Minority Unit Holders
Distribution	Date Distribution	Total Amount
per OP Unit	Paid	Paid (in thousands)

$ 0.1768	Qtr ended 03/31/06	$ 2,488
$ 0.1768	Qtr ended 06/30/06	$ 2,594
$ 0.1500	Qtr ended 09/30/06	$ 2,260
$ 0.1500	Qtr ended 12/31/06	$ 2,294
$ 0.1500	Qtr ended 03/31/07	$ 2,314
$ 0.1500	Qtr ended 06/30/07	$ 2,316

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 12 -	Commitments and Contingencies

The nature of our business exposes us to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract and employment disputes. We are currently involved in the following litigation.

Hartman Commercial Properties REIT and Hartman REIT Operating Partnership, L.P. v. Allen R. Hartman and Hartman Management, L.P., in the 333rd Judicial District Court of Harris County, Texas

In October 2006, we initiated this action against our former Chief Executive Officer, Allen R. Hartman, and our former manager and advisor Hartman Management, L.P. We are seeking damages for breach of contract, fraudulent inducement and breach of fiduciary duties.

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

Mr. Hartman and Hartman Management filed a counterclaim claiming that certain changes to our bylaws and declaration of trust are invalid and that their enactment is a breach of fiduciary duty. They were seeking a declaration that the changes to our bylaws and declaration of trust are invalid and an injunction barring their enforcement. These changes, among other things, stagger the terms of our Board members over three years, require two-thirds vote of the outstanding common shares to remove a Board member and provide that our secretary may call a special meeting of shareholders only on the written request of a majority of outstanding common shares. A group of shareholders has filed a request to intervene in this action to assert claims similar to those asserted by Mr. Hartman and Hartman Management. We have opposed the intervention.

The trial Court recently ruled in our favor on motions for temporary injunction filed by both parties. The Court found that the changes to the bylaws and declaration of trust were valid. The Court granted our Motion to Dismiss, dismissing many of Hartman and Hartman Management’s claims. After the ruling, the group of shareholders who were seeking to intervene dismissed their intervention.

Hartman and Hartman Management have appealed the Court’s ruling.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007

Note 12 -	Commitments and Contingencies (Continued)

There was limited discovery in this case prior to the Court’s ruling. Documents were produced and interrogatory responses exchanged. We produced the members of our Board for deposition as well as our Chief Operating Officer, John J. Dee.

Because of the pending Appeal, it is too early to express an opinion concerning the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claim.

Other

We are a participant in various other legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations, or cash flows.

Note 13 -	Segment Information

Our management historically has not differentiated by property types and therefore does not present segment information.

Unless the context otherwise requires, all references in this report to “Whitestone,” “we,” “us” or “our” are to Whitestone REIT and our subsidiary.

Forward-Looking Statements

This quarterly report contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include:

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Form 10-K and our Registration Statement on Form S-11, as amended, as previously filed with the Securities and Exchange Commission.

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

Overview and Outlook

We own 36 commercial properties, consisting of 19 retail centers, 11 warehouse properties and 6 office buildings. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. As of March 31, 2007, we had 714 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 2.83% of our total revenues for the three months ended March 31, 2007. Lease terms for our properties range from one year for our smaller tenants to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

Since November 14, 2006, we have operated as a self-managed and self-administered REIT. As of March 31, 2007, we had 48 full-time employees. We believe that our current staffing level is sufficient to effectively manage our property portfolio for the foreseeable future. As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead. In the short term, we believe expenses will be higher than normal due to legal expenses associated with the litigation with Mr. Hartman and Hartman Management. In the future, we believe that our operations will be more effective and efficient than they were when we were externally managed and our operating margins will improve as a result.

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

The aggregate fees and reimbursements payable to Hartman Management under our advisory agreement was not intended to be significantly different from the fees and reimbursements that would have been payable under our previous agreement with Hartman Management. The asset management fee under our advisory agreement, however, was significantly higher. Hartman Management waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee payable under our advisory agreement was charged by Hartman Management in the second and third quarters of 2006 and was reflected in our consolidated financial statements as of December 31, 2006. The asset management fee was not charged after the third quarter of 2006 as the advisory agreement expired on September 30, 2006.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. We prepared these financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. You should read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.

Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations. As of March 31, 2007, we owned a majority of the partnership interests in the Operating Partnership. Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity(loss) and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income (loss) is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and Operating Partnership units changes our ownership interests as well as those of minority interests.

Real Estate Valuation. We record real estate properties at cost, net of accumulated depreciation. We capitalize improvements, major renovations and certain costs directly related to the acquisition, improvement and leasing of real estate. We charge expenditures for repairs and maintenance to operations as they are incurred. We calculate depreciation using the straight-line method over the estimated useful lives of 5 to 39 years of our buildings and improvements. We depreciate tenant improvements using the straight-line method over the life of the lease.

We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We have determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2007.

Real Estate Acquisitions. We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, and legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

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

Liquidity and Capital Resources

General. We generally lease our properties on a triple-net basis or on a basis that provides for tenants to pay for increases in operating expenses over a base year or set amount. During the three months ended March, 2007, our cash used in operating activities was $2.8 million and our total distributions were $2.4 million. Therefore we had a cash flow shortage of approximately $5.2 million. We funded this shortage from cash by borrowing from our KeyBank credit facility and our Windsor Park Centre mortgage loan. During the first quarter of 2007, we incurred approximately $0.8 million in legal costs as a result of the termination of the management and advisory agreements, the termination of Mr. Hartman as President, Secretary and Chief Executive Officer and the litigation with Mr. Hartman and Hartman Management. We do not know when this litigation will be fully resolved, although we are very pleased with the recent favorable ruling by the Federal Court. The continued legal cost associated with this litigation may have a significant impact on our cash flow. We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures, litigation costs and scheduled debt payments during the next twelve months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

Cash and Cash Equivalents. We had cash and cash equivalents of $12.4 million at March 31, 2007, as compared to $8.3 million on December 31, 2006. The increase was primarily the result of the following:

•	Proceeds of approximately $4.0 million from our KeyBank Credit facility.

•	Net proceeds of approximately $4.7 million from the refinancing of our Windsor Park Centre property.

•	Payment of annual property taxes of approximately $4.0 million in January 2007.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Our Debt for Borrowed Money. As of March 31, 2007 we had two active loans which are described below:

Revolving Credit Facility

We have a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in WROP III, a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At March 31, 2007, 35 properties are owned by WROP III.

In 2006, the credit facility was increased to $75 million from $50 million, and may be increased to $100 million as the borrowing base pool expands. We entered into this credit facility to refinance our then existing debt, to finance property acquisitions and for general corporate purposes.

As of March 31, 2007 and December 31, 2006, the balance outstanding under the credit facility was $65.2 million and $61.2 million, respectively, and the availability for additional borrowings was $9.8 million and $13.8 million, respectively.

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

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus 0.5%. LIBOR Rate loans are available in one, two, three or nine month periods, with a maximum of nine contracts at any time. The effective interest rate as of March 31, 2007, was 7.28% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

As of March 31, 2007, we are in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. We have requested a waiver from the consortium of banks. As this violation constitutes an event of default, the lenders have the right to accelerate payment of this credit facility. We are currently in discussions to receive the waiver and expect to receive the waiver shortly. However, there can be no assurance that we will be successful in our negotiations to obtain a waiver.

On January 8, 2007, we requested that legal fees incurred in connection with the litigation with Mr. Hartman and Hartman Management be excluded from the definition of funds from operations in testing the covenant requiring the ratio of declared and paid dividends to funds from operations not be in excess of 95%. On January 23, 2007, the lenders granted the exclusion as requested. On March 26, 2007, we formalized this agreement in Amendment No. 3 to our Revolving Credit Agreement which was filed with our 2006 10-K.

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

Within six months of closing, we were required to hedge all variable rate debt above $40 million until the point at which the ratio of variable rate debt to fixed rate debt is 50% of total debt. Thereafter, we must maintain this type of hedge during any period in which variable rate debt exceeds 50% of total debt. On March 27, 2006, we executed an interest rate swap dated as of March 16, 2006, for the purpose of hedging variable interest rate exposure, in compliance with the requirements of the loan agreement. The lenders waived the default for not executing the hedge within six months of closing, as required by the loan agreement.

On June 30, 2006, we borrowed $34.8 million on the revolving credit facility to extinguish the then existing debt and to pay related legal and banking fees.

Mortgage Loan on Windsor Park Centre

In connection with the purchase of the Windsor Park Centre property in December 2003, we assumed a note payable in the amount of $6.6 million, secured by the property. The balance at December 31, 2006, was $5.1 million. The note was payable in equal monthly installments of principal and interest of $80,445, with interest at the rate of 8.34% per annum. The balance of the note was payable in full on December 1, 2006. We obtained an extension through March 2, 2007 and paid off this note in full with the proceeds from a $10 million loan described in the following paragraph.

On March 1, 2007, we obtained a $10 million loan to pay off the loan obtained upon the acquisition of the Windsor Park Centre property and to provide funds for future acquisitions and improvements to existing properties. The mortgage loan is secured by Windsor Park Centre, which is owned by WROC IV, a wholly owned subsidiary of the Operating Partnership that was formed to hold title to Windsor Park Centre. On March 1, 2007, we conveyed ownership of Windsor Park Centre from the Operating Partnership to WROC IV in order to secure the $10 million loan. The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum. The balance of the note is payable in full on March 1, 2014. The balance of this note is approximately $10 million at March 31, 2007.

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

Total Contractual Cash Obligations. A summary of our contractual cash obligations, as of March 31, 2007, is as follows:

Payment due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$ 75,656	$ 65,666	$ -	$ -	$ 9,990

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	-	-	-	-	-

Total	$ 75,656	$ 65,666	$ -	$ -	$ 9,990

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions. During the first quarter of 2007 and the year ended December 31, 2006, we have acquired no properties.

During 2005, we acquired from unrelated parties three multi-tenant office buildings comprising approximately 486,024 square feet of gross leasable area. The properties were acquired for cash for approximately $30.4 million.

Common Share Dividends. We declared the following dividends to our shareholders with respect to the first quarter of 2006 through the second quarter of 2007, payable in three monthly installments after the end of each respective quarter:

Total Amount of
	Dividends Paid	Dividends per
Quarter Paid	(in thousands)	Share

03/31/2006	$ 1,526	$ 0.1768
06/30/2006	$ 1,632	$ 0.1768
09/30/2006	$ 1,443	$ 0.1500
12/31/2006	$ 1,477	$ 0.1500
03/31/2007	$ 1,495	$ 0.1500
06/30/2007	$ 1,487	$ 0.1500

Average Per Quarter		$ 0.1589

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including the Company, with respect to the first quarter of 2006 through the second quarter of 2007, payable in three monthly installments after the end of each respective quarter:

Total Amount of
	Dividends Paid	Dividends per
Quarter Paid	(in thousands)	Share
03/31/2006	$ 2,488	$ 0.1768
06/30/2006	$ 2,594	$ 0.1768
09/30/2006	$ 2,260	$ 0.1500
12/31/2006	$ 2,294	$ 0.1500
03/31/2007	$ 2,314	$ 0.1500
06/30/2007	$ 2,316	$ 0.1500

Average Per Quarter		$ 0.1607

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2007 and 2006

General.

The following tables provide a general comparison of our results of operations for the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
		(As Restated)

Number of properties owned and operated	36	37
Aggregate gross leasable area (sq. ft.)	3,093,063	3,121,037
Average occupancy rate	83%	83%

Total revenues (in thousands)	$ 7,545	$ 7,414
Total operating expenses (in thousands)	6,608	5,266
Operating income (in thousands)	937	2,148
Other income (expense), net (in thousands)	(1,159)	(1,212)
Income (loss) before minority interests (in thousands)	(222)	936
Minority interests in the Operating Partnership (in thousands)	84	(372)
Net income (loss) (in thousands)	$ (138)	$ 564

Funds from operations (1) (in thousands)	$ 1,332	$ 2,787
Adjusted funds from operations (1) (in thousands)	$ 1,090	$ 2,146
Dividends paid on common shares and OP Units (in thousands)	$ 2,410	$ 2,552
Per common share and OP unit	$ 0.15	$ 0.17
Dividends paid as a % of AFFO	221%	119%

(1) In accordance with Regulation G, "reconciliation of non-GAAP measures" see "Funds From Operations and Adjusted Funds From Operations" below.

Revenues. Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $7.5 million for the three months ended March 31, 2007, as compared to $7.4 million for the three months ended March 31, 2006, an increase of $0.1 million or 1%. Our average occupancy rate was 83% for the three months ended March 31, 2007 and 2006. Our average annualized revenue was $9.76 per square foot for the three months ended March 31, 2007, as compared to our average annualized revenue of $9.50 per square foot for the three months ended March 31, 2006. This increase in average annualized revenue was offset by a decrease in average leasable square footage of approximately 28,000 square feet.

Operating Expenses. Our total operating expenses were $6.6 million for the three months ended March 31, 2007, as compared to $5.3 million for the three months ended March 31, 2006, an increase of $1.3 million, or 25%. The primary components of operating expense are detailed in the table below (in thousands):

	Three months ended March 31,
	2007	2006
		(As Restated)

Property operations and maintenance	$ 1,279	$ 1,017
Real estate taxes and insurance	1,034	999
Electricity, water and gas utilities	480	512
Property management and asset management
fees to an affiliate	-	412
G & A - professional fees and other	1,369	450
G & A - employee compensation	665	-
Depreciation	1,364	1,358
Amortization	248	527
Bad Debt	169	(9)
Total Operating Expenses	$ 6,608	$ 5,266

Property operations and maintenance. The increase in property operations and maintenance expenses for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, is primarily the result of increased repair and maintenance costs for our properties. The majority of these costs relate to work that had been deferred by the prior management company. While these costs decreased our earnings for the three months ended March 31, 2007, we believe that they will ultimately result in higher tenant satisfaction, lower tenant attrition and higher occupancy levels.

Property management and asset management fees paid to an affiliate. On September 30, 2006, our advisory agreement with Hartman Management expired. On November 14, 2006, all property management functions were transferred to us from Hartman Management. As such, no fees were charged by Hartman Management after November 13, 2006.

G & A - professional fees and other. The increase in our professional fees of $0.9 million is primarily due to an increase in legal fees resulting from the termination of the management and advisory agreements, the termination of Mr. Hartman as our President, Secretary and Chief Executive Officer and the litigation with Mr. Hartman and Hartman Management.

G & A - employee compensation. The increase in employee compensation of $0.7 million is a result of our becoming a self-managed REIT in the fourth quarter of 2006. As of March 31, 2007 we had 48 employees to perform the functions previous outsourced to Hartman Management.

Amortization. The decrease of $0.3 million in amortization expense is due to the write off a deferred lease commission for a tenant that defaulted on their lease in March 2006. Hartman Management was paid approximately $0.3 million in lease commissions for signing a fifteen year lease for approximately 42,000 square feet of leasable area in June 2005. The tenant defaulted on their lease in March of 2006 and the remaining unamortized lease commission was charge to amortization expense. A demand for repayment of this lease commission was sent to Hartman Management on December 21, 2006. Due to the uncertainty of collection, this amount has not been recorded as a receivable.

Bad Debt. The increase in bad debt of $0.2 million is primarily a result of additional bad debt reserves recorded due to an increase in the accounts receivable balance of $0.3 million at March 31, 2007, as compared to the balance at March 31, 2006.

Operating Income. Operating income was $0.9 million for the three months ended March 31, 2007, as compared to $2.1 million for the three months ended March 31, 2006, a decrease of $1.2 million or 57%. The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

Net Income (Loss). Income (loss) before minority interests was a loss of $(0.2) million and income of $0.9 million for the three months ended March 31, 2007 and 2006, respectively. Net loss of $(0.1) million and income of $0.6 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in net income was the result of the items discussed above in expenses and revenue.

Funds From Operations and Adjusted Funds From Operations

We believe that Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) are appropriate supplemental measures of operating performance because these measures help investors compare our operating performance relative to other REITs. The National Association of Real Estate Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with the NAREIT definition.

We calculate AFFO by subtracting from FFO both (1) normalized recurring expenditures that are capitalized by the REIT and then amortized, but which are necessary to maintain a REIT's properties and its revenue stream (e.g., leasing expenses and tenant improvement expenditures) and (2) "straight-lining" of rents. This calculation also is called Cash Available for Distribution (CAD) or Funds Available for Distribution (FAD). AFFO is primarily a measure of a real estate company's funds generated by operations.

There can be no assurance that FFO or AFFO as presented by us are comparable to similarly titled measures of other REITs. We consider FFO and AFFO to be an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. These measures do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Below is the calculation of FFO and AFFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure, in thousands:

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2007	2006

Net income (loss)	$(138)	$564
Minority interest in (income) loss of operating partnership	(84)	372
Depreciation and amortization of real estate assets	1,554	1,851
FFO	1,332	2,787
Tenant improvements	(132)	(164)
Leasing commissions	(183)	(386)
Change in fair value of derivatives	20	-
Straight-line rents	33	(99)
Above (below) market lease value	20	8
AFFO	$1,090	$2,146

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of March 31, 2007 and December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates. As of March 31, 2007, we had approximately $65.2 million of indebtedness outstanding under these facilities, of which approximately $35.2 million was not hedged to protect against rising interest rates. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $0.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As reported in our annual report on Form 10-K for the year ended December 31, 2006, our independent registered public accounting firm, in the course of the audit of our financial statements, brought to management’s attention two material weaknesses in our internal controls:  (1) inadequate controls and procedures in place to effectively monitor and record non-routine transactions and (2) inadequate controls and procedures in place to effectively manage certain spreadsheets that support the financial reporting process.  Controls over completeness, accuracy, validity, and review of certain spreadsheet information that supports the financial reporting process either were not designed appropriately or did not operate as designed.  As a result of these deficiencies, our accounting personnel may not process and record transactions or compile data appropriately that requires recognition in our financial accounting records.  Accordingly, errors in our accounting for certain revenues and other profit and loss items may occur and may not be detected.  A material weakness (within the meaning of the Public Accounting Oversight Board Accounting Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that result in more than a remote risk that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation and the material weakness described above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.  We are in the process of remediating the material weaknesses and has engaged an external consultant to assist management in establishing and maintaining adequate controls and remediating the identified material weaknesses.

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

Mr. Hartman and Hartman Management filed a counterclaim claiming that certain changes to our bylaws and declaration of trust are invalid and that their enactment is a breach of fiduciary duties. They were seeking a declaration that the changes to our bylaws and declaration of trust are invalid and an injunction barring their enforcement. Theses changes, among other things, stagger the terms of our Board members over three years, require two-thirds vote of the outstanding common shares to remove a Board member and provide that our secretary may call a special meeting of shareholders only on the written request of a majority of outstanding common shares. A group of shareholders has filed a request to intervene in this action to assert claims similar to those asserted by Mr. Hartman and Hartman Management. We have opposed the intervention.

The trial Court recently ruled in our favor on motions for temporary injunction filed by both parties. The Court found that the changes to our bylaws and declaration of trust were valid. The Court granted our Motion to Dismiss, dismissing many of Hartman and Hartman Management’s claims. After the ruling, the group of shareholders who were seeking to intervene, dismissed their intervention.

Hartman and Hartman Management have appealed the Court’s ruling.

There was limited discovery in this case prior to the Court’s ruling. Documents were produced and interrogatory responses exchanged. We produced the members of our Board for deposition as well as Mr. Dee.

Because of the pending Appeal, it is too early to express an opinion concerning the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claim.

Other

We are a participant in various other legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market Information

There is no established trading market for our common shares of beneficial interest. As of April 30, 2007, we had 10,001,269 common shares of beneficial interest outstanding held by a total of approximately 1,428 shareholders.

Public Offering Proceeds

On September 15, 2004, our Registration Statement on Form S-11, with respect to our public offering of up to 10,000,000 common shares of beneficial interest to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. The shares were offered to investors on a best efforts basis. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

On October 2, 2006, our Board terminated the public offering. On March 27, 2007, we gave the required ten day notice to plan participants informing them that we intend to terminate our dividend reinvestment plan. As a result, our dividend reinvestment plan terminated on April 6, 2007.

As of March 31, 2007, approximately 2.8 million shares had been issued pursuant to our public offering with gross offering proceeds received of $28.3 million. An additional 165,000 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.6 million. Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006, may have recission rights as described in “Dividend Reinvestment Plan” below.

The application of our gross offering proceeds from the offering are as follows (in thousands):

Amount of Proceeds
Description of Use of Offering Proceeds	Utilized

Selling Commissions paid to broker/ dealers not affiliated with
D.H. Hill Securities , LLP	$1,644
Selling Discounts	71
Dealer Manager Fee paid to Hartman Management	705
Offering expense reimbursements paid to the Hartman Management	708
Acquisition Fees paid to Hartman Management	566
Total Offering Expenses	$3,694

Net Offering Proceeds	$26,185

Repayment of Lines of Credit	$18,300
Used for Working Capital	$7,885

We initially used approximately $18,300,000 and $7,885,000 of our net proceeds from the offering to repay our lines of credit and for working capital, respectively. We subsequently purchased real estate assets by re-drawing on our lines of credit and using working capital. Therefore, the ultimate use of our net offering proceeds was the acquisition of real estate assets.

Dividend Reinvestment Plan

Our dividend reinvestment plan allowed our shareholders to elect to have dividends from our common shares reinvested in additional common shares. The purchase price per share under our dividend reinvestment plan was $9.50. On March 27, 2007, we gave the required ten day notice to participants informing them that we intend to terminate our dividend reinvestment plan. As a result, our dividend reinvestment plan terminated on April 6, 2007. Shares issued under our dividend reinvestment plan were registered on our Registration Statement on Form S-11. We did not amend or supplement our Registration Statement following our change in management on October 2, 2006, and the events that occurred thereafter. As a result, shareholders that received approximately 64,000 shares issued under our dividend reinvestment plan on or after that date could be entitled to recission rights. These rights would entitle these shareholders to recovery of their purchase price less any income received on their shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1
Declaration of Trust of Whitestone REIT (formerly Hartman Commercial Properties REIT), a Maryland real estate investment trust (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A, Commission File No. 333-111674, filed on May 24, 2004)

3.2
Articles of Amendment and Restatement of Declaration of Trust of Whitestone REIT (formerly Hartman Commercial Properties REIT) (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/A, Commission File No. 333-111674, filed on July 29, 2004)

3.3	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on December 6, 2006)
3.4	Bylaws (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)
3.5
First Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(ii).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on December 6, 2006)

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.24
Amendment No. 2, dated May 19, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.25
Promissory Note between HCP REIT Operating Company IV LLC and MidFirst Bank, dated March 1, 2007 (previously filed and incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.26
Amendment No. 3, dated March 26, 2007, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1*	Certificate pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certificate pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

________________________

* Filed herewith.

+ Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whitestone REIT

Date: May 15, 2007	/s/ James C. Mastandrea
James C. Mastandrea
Interim Chief Executive Officer
(Principal Executive Officer)

Dated May 15, 2007	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial Officer)