Form 10-Q
period 2007-06-30
Whitestone REIT
filed 2007-08-14
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number

000-50256

WHITESTONE REIT
(Exact name of registrant as specified in its charter)

Maryland	76-0594970
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2600 South Gessner, Suite 500
Houston, Texas 77063
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

The number of the registrant’s Common Shares of Beneficial Interest outstanding at August 14, 2007, was 10,001,269.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Real estate
Land	$32,662	$32,662
Buildings and improvements	140,941	141,196
	173,603	173,858
Less accumulated depreciation	(25,912)	(24,259)
Real estate, net	147,691	149,599

Cash and cash equivalents	11,714	8,298

Escrows and acquisition deposits	308	382

Note receivable	589	604

Receivables
Accounts receivable, net of allowance for doubtful accounts	2,007	1,727
Accrued rent receivable	3,090	3,035
Other receivables	257	-

Receivables, net	5,354	4,762

Deferred costs, net	2,955	2,890

Prepaid expenses and other assets	749	552

Total assets	$169,360	$167,087

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Liabilities and Shareholders' Equity

Liabilities
Notes payable	$75,519	$66,363
Accounts payable and accrued expenses	3,014	5,398
Due to affiliates	-	103
Tenants' security deposits	1,525	1,455
Prepaid rent	768	745
Dividends payable	1,532	1,495
Distributions payable	871	905

Total liabilities	83,229	76,464

Minority interests of unit holders in Operating Partnership;
5,808,337 units at June 30, 2007 and December 31, 2006	29,963	31,709

Shareholders' equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at June 30, 2007 and December 31, 2006	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 10,001,269 and 9,974,362 issued and
oustanding at June 30, 2007 and December 31, 2006, respectively	10	10
Additional paid-in-capital	72,273	72,012
Accumulated deficit	(16,115)	(13,108)

Total shareholders' equity	56,168	58,914

Total liabilities and shareholders' equity	$169,360	$167,087

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
				(As Restated)
	(unaudited)		(unaudited)
Revenues
Rental income	$6,151	$6,157	$12,246	$12,133
Tenants' reimbursements	1,377	1,220	2,732	2,600
Other income	40	117	135	175

Total revenues	7,568	7,494	15,113	14,908

Operating expenses
Property operation and maintenance	1,127	1,058	2,406	2,075
Real estate taxes	1,049	969	1,912	1,834
Insurance	127	148	299	281
Electricity, water and gas utilities	618	601	1,098	1,113
Property management and asset
management fees to an affiliate	-	391	-	804
General and administrative	1,450	288	3,484	738
Depreciation	1,250	1,181	2,614	2,539
Amortization	368	208	615	735
Bad debt expense	199	127	368	118

Total operating expenses	6,188	4,971	12,796	10,237

Operating income	1,380	2,523	2,317	4,671

Other income (expense)
Interest income	155	88	292	184
Interest expense	(1,357)	(1,403)	(2,632)	(2,710)
Change in fair value of derivative instrument	36	195	15	195

Income (loss) before minority interests	214	1,403	(8)	2,340

Minority interests in (income) loss of Operating Partnership	(81)	(545)	3	(917)

Net income (loss)	$133	$858	$(5)	$1,423

Net income (loss) per common share	$0.013	$0.089	$(0.001)	$0.151

Weighted-average shares outstanding	10,001	9,603	9,997	9,407

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands except per share data)

			Additional
	Common Shares		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	9,974	$10	$72,012	$(13,108)	$58,914

Issuance of shares under dividend
reinvestment plan at $9.50 per share	27	-	261	-	261

Net loss	-	-	-	(5)	(5)

Dividends	-	-	-	(3,002)	(3,002)

Balance, June 30, 2007 (unaudited)	10,001	$10	$72,273	$(16,115)	$56,168

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2007	2006
		(As Restated)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(5)	$1,423
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	2,614	2,539
Amortization	615	735
Minority interests in income (loss) of Operating Partnership	(3)	917
Bad debt expense	368	118
Change in fair value of derivative instrument	(15)	(195)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	89	893
Receivables	(960)	1
Deferred costs	(533)	(617)
Prepaid expenses and other assets	(197)	(316)
Accounts payable and accrued expenses	(2,384)	(1,822)
Due to affiliates	(103)	114
Tenants' security deposits	70	90
Prepaid rent	23	110

Net cash provided by (used in) operating activities	(421)	3,990

Cash flows from investing activities:
Additions to real estate	(706)	(785)
Repayment of note receivable	15	8

Net cash used in investing activities	(691)	(777)

Cash flows from financing activities:
Dividends paid	(2,965)	(3,157)
Distributions paid to OP unit holders	(1,777)	(2,054)
Proceeds from issuance of common shares	261	7,070
Increase in stock offering proceeds escrowed	-	(977)
Proceeds from notes payable	14,469	35,281
Repayments of notes payable	(5,313)	(37,448)
Payments of loan origination costs	(147)	(119)

Net cash provided by (used in) financing activities	4,528	(1,404)

Net increase in cash and cash equivalents	3,416	1,809

Cash and cash equivalents at beginning of period	8,298	849

Cash and cash equivalents at end of period	$11,714	$2,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,693	$2,718

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

Note 1 -	Summary of Significant Accounting Policies

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2006 are derived from our audited consolidated financial statements at that date. The unaudited financial statements at June 30, 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone REIT (“Whitestone”), formerly known as Hartman Commercial Properties REIT, and our subsidiary as of June 30, 2007 and results of operations and cash flows for the three and six month periods ended June 30, 2007. All these adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes which are included in our Annual Report on Form 10-K.

Description of business and nature of operations

Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), formerly known as Hartman REIT Operating Partnership L.P., which was formed on December 31, 1998 as a Delaware limited partnership. Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of June 30, 2007 and December 31, 2006, we owned and operated 36 retail, warehouse and office properties in and around Houston, Dallas and San Antonio, Texas.

Basis of consolidation

We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2007 and December 31, 2006, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into common shares on a one for one basis (“OP Units”) changes the ownership interests of both the minority interests and Whitestone.

Basis of accounting

Our financial records are maintained on the accrual basis of accounting under which revenues are recognized when earned, and expenses are recorded when incurred.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

Note 1 -	Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 2007 and December 31, 2006 consist of demand deposits at commercial banks and money market funds.

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

Management reviews our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. We currently are reviewing our properties and therefore have made no adjustment for any potential impairment in the carrying value of our real estate assets as of June 30, 2007.

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
June 30, 2007

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

Federal income taxes

We qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and are therefore not subject to Federal income taxes provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status. We believe we have continuously met these conditions since reaching 100 shareholders in 1999 (see Note 9).

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

Changes in the market value of the derivative instruments and in the market value of the hedged items are recorded in earnings each reporting period. For items that are appropriately classified as cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the market value of the instrument and in the market value of the hedged item are recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of June 30, 2007, the fair value of this instrument is approximately $0.05 million and is included in prepaid expenses and other assets in the consolidated balance sheet.

Additionally, approximately $0.04 million and $0.02 million are included in other income on the consolidated statement of operations for the three and six months ended June 30, 2007 related to the change in fair value of the derivative instrument.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

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

Concentration of risk

Substantially all of our revenues are generated from office, warehouse and retail locations in the Houston, Dallas and San Antonio, Texas metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the federally insured limits, although no losses have been incurred in connection with these deposits

Reclassification

We have reclassified certain prior fiscal year amounts in the accompanying financial statements in order to be consistent with the current fiscal year presentation. During the first quarter of 2007, we have reclassified certain amounts due from Hartman Management, LP, the former advisor, from due to affiliates to other receivables. We have also reclassified interest expense from operating expense to other expense and interest income from revenues to other income in the Consolidated Statements of Operations for the three and six months ended June 30, 2007. The reclassification of interest income and expense decreased revenues and operating expenses and increased other income and expense but had no impact on net income.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

Note 1 -	Summary of Significant Accounting Policies (Continued)

Restatement

During the quarter ended September 30, 2006, management determined that deferred lease commissions related to an early lease termination on March 28, 2006 were not charged to operations. In accordance with our policy, deferred lease commissions for tenants that pre-maturely vacate a lease are to be charged to amortization expense in the period in which the default occurs. Accordingly the Consolidated Balance Sheets as of March 31, 2006 and June 30, 2006, the Consolidated Statements of Operations for the three and six month periods ended March 31, 2006 and June 30, 2006 and the Consolidated Statements of Cash Flows for the three and six month periods ended March 31, 2006 and June 30, 2006 have been restated.

Comprehensive income

We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components. For the periods presented, we did not have significant amounts of other comprehensive income.

Note 2 -	Interest Rate Swap

Effective March 16, 2006, we executed an interest rate swap used to mitigate the risks associated with adverse movements in interest rates which might affect expenditures. We have not designated this derivative contract as a hedge, and as such, the change in the fair value of the derivative is recognized currently in earnings. This derivative instrument has a total notional amount of $30 million, is at a fixed rate of 5.09% plus the LIBOR margin, and matures monthly through March 2008. As of June 30, 2007, the fair value of this instrument is approximately $0.05 million and is included in prepaid expenses and other assets in our consolidated balance sheet. Approximately $0.04 million and $0.02 million are included in other expense in our consolidated statement of operations for the three and six months ended June 30, 2007 as a result of a decrease in value from December 31, 2006.

Note 3 -	Real Estate

We account for real estate acquisitions pursuant to SFAS 141, “Business Combinations.” Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, and legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

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

At June 30, 2007, we owned 36 commercial properties in the Houston, Dallas and San Antonio, Texas areas comprising approximately 3,093,000 square feet of gross leasable area.

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

Accounts receivable consists of amounts billed and due from tenants, amounts due from insurance claims and allowance for doubtful accounts as follows (in thousands):

	June 30,	December 31,
	2007	2006

Tenant receivables	$2,417	$1,941
Allowance for doubtful accounts	(847)	(641)
Insurance claim receivable	437	427

Totals	$2,007	$1,727

Note 6 -	Other Receivables

Other receivables consist of amounts owed to us by our previous advisor, Hartman Management, and partnerships managed by Hartman Management.

Note 7 -	Debt

Notes payable

Mortgages and other notes payable consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Mortgages and other notes payable	$10,294	$5,138
Revolving loan secured by properties	65,225	61,225
Totals	$75,519	$66,363

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

Note 7 -	Debt (Continued)

As of June 30, 2007, we have two active loans which are described below:

Revolving Credit Facility

We have a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III LP (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At June 30, 2007, 35 properties are owned by WROP III.

In 2006, the credit facility was increased to $75 million from $50 million and may be increased to $100 million as the borrowing base pool expands. We entered into this credit facility to refinance our then existing debt, to finance property acquisitions and for general corporate purposes.

As of June 30, 2007 and December 31, 2006, the balance outstanding under the credit facility was $65.2 million and $61.2 million, respectively, and the availability to draw was $9.8 million and $13.8 million, respectively.

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

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus 0.5%. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of nine contracts at any time. The effective interest rate as of June 30, 2007 was 7.28% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

As of March 31, 2007, we were in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. We have requested a waiver from the consortium of banks. We received approval from the bank group in May and are in the process of formalizing this agreement.

On January 8, 2007, we requested that legal fees incurred in connection with the litigation with Mr. Hartman and Hartman Management be excluded from the definition of funds from operations in testing the covenant requiring the ratio of declared and paid dividends to funds from operations not be in excess of 95%. On January 23, 2007, the lenders granted the exclusion as requested. On March 26, 2007, we formalized this agreement in Amendment No. 3 to our Revolving Credit Agreement which was filed with our 2006 Form 10-K.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

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
June 30, 2007

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

The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum. The balance of the note is payable in full on March 1, 2014. The loan balance is approximately $10 million at June 30, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

Note 7 -	Debt (Continued)

Annual maturities of notes payable as of June 30, 2007, including the revolving loan, are as follows (in thousands):

Year Ended
June 30,

2008	$65,559
2014	9,960
$75,519

Note 8 -	Earnings Per Share

Basic earnings per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the three and six months ended June 30, 2007 and 2006 are 5,808,337 OP Units as their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
Basic and diluted earnings per share:

Net income (loss) (in thousands)	$133	$858	$(5)	$1,423

Basic and diluted earnings (loss)
per share	$0.013	$0.089	$(0.001)	$0.151

Weighted average common
shares outstanding (in thousands)	10,001	9,603	9,997	9,407

Note 9 -	Federal Income Taxes

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
June 30, 2007

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

We incurred total management, partnership and asset management fees of $0.4 million and $0.8 million, under the advisory and management agreements for the three and six months ended June 30, 2006. We incurred no such fee for the three months ended June 30, 2007. No management fees were payable at June 30, 2007 or December 31, 2006. We have not accrued any deferred performance fees, as we believe the amount of these fees, if any are owing, cannot be determined with reasonable certainty at this time.

The aggregate fees and reimbursements payable to Hartman Management under the advisory agreement was not intended to be significantly different from the fees that would have been payable under our previous agreement with Hartman Management. The asset management fee under the advisory agreement, however, was significantly higher. Hartman Management waived the excess of the fee for the period September 1, 2004 through March 31, 2006 in perpetuity. The asset management fee under the advisory agreement was charged by Hartman Management in the second and third quarters of 2006 and was reflected in our consolidated financial statements as of December 31, 2006. No such fee was charged for the three months or six months ended June 30, 2007.

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
June 30, 2007

Note 10 -	Related-Party Transactions (Continued)

Under the provisions of the management agreement, costs incurred by Hartman Management for the management and maintenance of the properties were reimbursable to Hartman Management. No such amounts were payable at June 30, 2007 and December 31, 2006.

In consideration of leasing the properties, we historically paid Hartman Management leasing commissions for leases originated by Hartman Management and for expansions and renewals of existing leases. We incurred total leasing commissions to Hartman Management of $0.2 million and $0.6 million for the three and six months ended June 30, 2006. No such fees were incurred for the three and six months ended June 30, 2007. No such amounts were payable at June 30, 2007 and December 31, 2006.

In connection with our public offering described in Note 11, we have reimbursed Hartman Management up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by Hartman Management on our behalf. We have paid our dealer manager, through Hartman Management by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering. We incurred total fees of $0.1 million and $0.3 million for the three and six months ended June 30, 2006. No such fees were incurred for the three or six months ended June 30, 2007. These fees have been treated as offering costs and netted against the proceeds from the sale of common shares. On October 2, 2006, our Board elected to terminate the public offering described in Note 11.

Also in connection with our public offering described in Note 11, Hartman Management has historically received an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for us. The advisory agreement expired by its terms on September 30, 2006. On September 30, 2006, $0.2 million of acquisition fees paid to Hartman Management had been capitalized and not yet allocated to the purchase price of a property. In accordance with advisory agreement, Hartman Management is obligated to reimburse us for any acquisition fee that has not been allocated to the purchase price of our properties as provided for in our declaration of trust. A letter demanding payment was sent to Hartman Management on December 21, 2006, and $0.2 million is included in other receivables on our consolidated balance sheet at June 30, 2007 as reclassified from December 31, 2006 as described in Note 1 - Reclassification.

We incurred total acquisition fees to Hartman Management of $0.1 million for both the three and six months ended June 30, 2006. No such fees were incurred for the three and six months ended June 30, 2007. No such amounts were payable at June 30, 2007 and December 31, 2006.

Hartman Management was billed $0.03 million and $0.02 million for office space for the three months ended June 30, 2007 and 2006, respectively, and $0.06 million and $0.05 for the six months ended June 30, 2007 and 2006, respectively. These amounts are included in rental income in our consolidated statements of operations.

Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. As of June 30, 2007, we owned a 62.4% interest in the Operating Partnership.

Mr. Hartman our former President, Secretary, Chief Executive Officer, and Chairman was owed $0.04 million in dividends payable on his common shares at June 30, 2007 and December 31, 2006. Mr. Hartman owned 2.9% of our issued and outstanding common shares as of June 30, 2007 and December 31, 2006.

We were a party to various other transactions with related parties which are reflected in due to/from affiliates in the accompanying consolidated balance sheets and also disclosed in Notes 7 and 11.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

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

As of June 30, 2007, 2.8 million shares had been issued pursuant to our public offering with net offering proceeds received of $24.6 million. An additional 165,000 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.6 million. Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006 may have recission rights.

At June 30, 2007 and December 31, 2006, Mr. Hartman owned 2.9% of our outstanding shares. At June 30, 2007 and December 31, 2006, our Board collectively owned 2.6% of our outstanding shares.

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

Operating Partnership Units

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of June 30, 2007 and December 31, 2006, there were 15,448,118 and 15,421,212 OP Units outstanding, respectively. We owned 9,639,781 and 9,612,875 OP Units as of June 30, 2007 and December 31, 2006, respectively. The balance of the OP Units is owned by third parties, including Mr. Hartman and certain trustees. Our weighted-average share ownership in the Operating Partnership was approximately 62.40%, and 61.41% for the three months ended June 30, 2007 and 2006, respectively, and 62.39% and 60.90% for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, Mr. Hartman owned 6.9% of the Operating Partnership’s outstanding units. At June 30, 2007 and December 31, 2006, our Board collectively owned 0.4% of the Operating Partnership’s outstanding units.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

Note 11 -	Shareholders’ Equity (Continued)

Dividends and distributions

The following tables summarize the cash dividends/distributions paid or payable to holders of common shares and holders of OP Units (after giving effect to the recapitalization) during the year ended December 31, 2006 and the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

Whitestone Shareholders

Dividend	Date Dividend	Total Amount
per Common Share	Paid	Paid (in thousands)

$ 0.1768	Qtr ended 03/31/06	$ 1,526
$ 0.1768	Qtr ended 06/30/06	$ 1,632
$ 0.1500	Qtr ended 09/30/06	$ 1,443
$ 0.1500	Qtr ended 12/31/06	$ 1,477
$ 0.1500	Qtr ended 03/31/07	$ 1,495
$ 0.1500	Qtr ended 06/30/07	$ 1,487
$ 0.1500	Qtr ended 09/30/07	$ 1,500

OP Unit Holders Including Minority Unit Holders
Distribution	Date Distribution	Total Amount
per OP Unit	Paid	Paid (in thousands)

$ 0.1768	Qtr ended 03/31/06	$ 2,488
$ 0.1768	Qtr ended 06/30/06	$ 2,594
$ 0.1500	Qtr ended 09/30/06	$ 2,260
$ 0.1500	Qtr ended 12/31/06	$ 2,294
$ 0.1500	Qtr ended 03/31/07	$ 2,314
$ 0.1500	Qtr ended 06/30/07	$ 2,316
$ 0.1500	Qtr ended 09/30/07	$ 2,317

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

Note 12 -	Commitments and Contingencies

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

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the members of our Board, and our Chief Operating Officer, John J. Dee. The counterclaim has since been amended to drop the claims against the individual defendants with the exception our current interim Chief Executive Officer, James C. Mastandrea, and Mr. Dee. The amended counterclaim asserts claims against us for alleged breach of contract and alleges that we owe Mr. Hartman and Hartman Management fees for the termination of an advisory agreement. The amended counterclaim asserts claims against Messrs. Mastandrea and Dee for tortious interference with the advisory agreement and a management agreement and conspiracy to seize control of us for their own financial gains. We have indemnified Messrs. Mastandrea and Dee to the extent allowed by our governing documents and Maryland law. The amended counterclaim also asserts claims against our prior outside law firm and one of its partners. Recently, Hartman has nonsuited without prejudice our prior outside law firm and its partner. Limited discovery has been conducted in this case as of the date of this report

It is too early to express an opinion respecting the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

Hartman Commercial Properties REIT v. Allen R. Hartman, et al; in the United States District Court for the Southern District of Texas

In December 2006, we initiated this action complaining of the attempt by Mr. Hartman and Hartman Management to solicit written consents from shareholders to replace our Board.

Mr. Hartman and Hartman Management filed a counterclaim claiming that certain changes to our bylaws and declaration of trust are invalid and that their enactment is a breach of fiduciary duty. They were seeking a declaration that the changes to our bylaws and declaration of trust are invalid and an injunction barring their enforcement. These changes, among other things, stagger the terms of our Board members over three years, require two-thirds vote of the outstanding common shares to remove a Board member and provide that our secretary may call a special meeting of shareholders only on the written request of a majority of outstanding common shares. A group of shareholders filed a request to intervene in this action seeking to assert claims similar to those of Mr. Hartman and Hartman Management. We opposed the intervention.

Both parties have filed Motions for Temporary Injunction. The REIT sought to prevent Mr. Hartman’s continued attempts to solicit written consents to replace our Board and Hartman sought to prohibit the changes in the REIT’s bylaws described above. On April 6, 2007, the trial Court granted our Motion for Temporary Injunction and denied the Motion for Temporary Injunction filed by Hartman. The Court found that the changes to the bylaws and declaration of trust were valid. The Court granted our Motion to Dismiss, dismissing many of Hartman and Hartman Management’s claims. After the ruling, the group of shareholders who were seeking to intervene dismissed their intervention.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007

Note 12 -	Commitments and Contingencies (Continued)

Hartman and Hartman Management have appealed the Court’s ruling on an expedited basis and Oral Argument for this appeal was on August 8, 2007. As of the date of this report the court has not yet issued a decision.

The discovery conducted in this case has been limited to issues relevant to the change in the REIT’s bylaws. Documents were produced and interrogatory responses exchanged. We produced the members of our Board and Mr. Dee for deposition and also took the deposition of Mr. Hartman.

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

Our management historically has not differentiated results of operations by property type nor location and therefore does not present segment information.

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

Overview and Outlook

We own 36 commercial properties, consisting of 19 retail centers, 11 warehouse properties and 6 office buildings. All of our properties are located in the Houston, Dallas and San Antonio, Texas metropolitan areas. As of June 30, 2007, we had 706 total tenants. No individual lease or tenant is material to our business. Revenues from our largest lease constituted 1.58% and 2.19% of our total revenues for the three and six months ended June 30, 2007. Lease terms for our properties range from one year for our smaller tenants to over ten years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

Since November 14, 2006, we have operated as a self-managed and self-administered REIT. As of June 30, 2007, we had 50 full-time employees. We believe that our current staffing level is sufficient to effectively manage our property portfolio for the foreseeable future. As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead. In the short term, we believe expenses will be higher than normal due to legal expenses associated with the litigation with Mr. Hartman and Hartman Management, LP. In the future, we believe that our operations will be more effective and efficient than they were when we were externally managed and our operating margins will improve as a result.

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

The advisory agreement provided for the payment of a deferred performance fee, payable upon certain events, including termination of the agreement. This fee is based upon appreciation in the value of certain of our real estate assets. We have not accrued any deferred performance fees, as we believe the amount of these fees, if any are owing, cannot be determined with reasonable certainty at this time. Hartman Management has asserted that approximately $17 to $25 million is owed in deferred performance fees plus $8 million in attorney’s fees is due under our advisory agreement. We believe that there is no reasonable basis for this assertion. Although we currently estimate that no deferred performance fee is owed, there can be no assurance that our view will ultimately prevail. If Hartman Management is awarded a deferred performance fee it may have a material adverse effect on our financial condition and results of operations.

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

Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over its operations. As of June 30, 2007, we owned a majority of the partnership interests in the Operating Partnership. Consequently, our consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income (loss) is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares and Operating Partnership units changes our ownership interests as well as those of minority interests.

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

We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through our operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, we record a loss for the amount by which the carrying value of the property exceeds its fair value. We currently are reviewing our properties and therefore have made no adjustment for any potential impairment in the carrying value of our real estate assets as of June 30, 2007.

Real Estate Acquisitions. We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations.” Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, and legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

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

Liquidity and Capital Resources

General. We generally lease our properties on a triple-net basis or on a basis that provides for tenants to pay for increases in operating expenses over a base year or set amount. During the six months ended June 30, 2007, our cash used in operating activities was $0.4 million and our total distributions were $4.7 million. Therefore we had a cash flow shortage of approximately $5.1 million. We funded this shortage from cash by borrowing from our KeyBank credit facility and our Windsor Park Centre mortgage loan. During the first six months of 2007, we incurred approximately $1.2 million in legal costs as a result of the termination of the management and advisory agreements, the termination of Mr. Hartman as President, Secretary and Chief Executive Officer and the litigation with Mr. Hartman and Hartman Management. We do not know when this litigation will be fully resolved, although we are very pleased with the recent favorable ruling by the Federal Court. The continued legal cost associated with this litigation may have a significant impact on our cash flow. We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures, litigation costs and scheduled debt payments during the next twelve months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

Cash and Cash Equivalents. We had cash and cash equivalents of $11.7 million at June 30, 2007, as compared to $8.3 million on December 31, 2006. The increase was primarily the result of the following:

•	Proceeds of approximately $4.0 million from our KeyBank Credit facility.

•	Net proceeds of approximately $4.7 million from the refinancing of our Windsor Park Centre property.

•	Cash used for dividend and distribution payments of $4.7 million

•	Improvements to real estate of $0.7 million

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Our Debt for Borrowed Money. As of June 30, 2007 we had two active loans which are described below:

Revolving Credit Facility

We have a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in WROP III, a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At June 30, 2007, 35 properties are owned by WROP III.

In 2006, the credit facility was increased to $75 million from $50 million, and may be increased to $100 million as the borrowing base pool expands. We entered into this credit facility to refinance our then existing debt, to finance property acquisitions and for general corporate purposes.

As of June 30, 2007 and December 31, 2006, the balance outstanding under the credit facility was $65.2 million and $61.2 million, respectively, and the availability for additional borrowings was $9.8 million and $13.8 million, respectively.

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

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus 0.5%. LIBOR Rate loans are available in one, two, three or nine month periods, with a maximum of nine contracts at any time. The effective interest rate as of June 30, 2007 was 7.28% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008. The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default. If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

As of March 31, 2007, we are in violation of a loan covenant which provides that the ratio of declared dividends to funds from operations (as defined in the loan agreement) shall not be greater than 95%. We have requested a waiver from the consortium of banks. We received approval from the bank group in May and are in the process of formalizing this agreement.

On January 8, 2007, we requested that legal fees incurred in connection with the litigation with Mr. Hartman and Hartman Management be excluded from the definition of funds from operations in testing the covenant requiring the ratio of declared and paid dividends to funds from operations not be in excess of 95%. On January 23, 2007, the lenders granted the exclusion as requested. On March 26, 2007, we formalized this agreement in Amendment No. 3 to our Revolving Credit Agreement which was filed with our 2006 Form 10-K

In October 2006, our Board (i) elected not to renew our advisory agreement with Hartman Management, (ii) terminated our property management agreement with Hartman Management; and (iii) removed Mr. Hartman from his positions as our President, Secretary and Chief Executive Officer. These actions violated certain covenants in the loan agreement and were events of default thereunder. These events of default have been waived by the lenders.

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

On March 1, 2007, we obtained a $10 million loan to pay off the loan obtained upon the acquisition of the Windsor Park Centre property and to provide funds for future acquisitions and improvements to existing properties. The mortgage loan is secured by Windsor Park Centre, which is owned by WROC IV, a wholly owned subsidiary of the Operating Partnership that was formed to hold title to Windsor Park Centre. On March 1, 2007, we conveyed ownership of Windsor Park Centre from the Operating Partnership to WROC IV in order to secure the $10 million loan. The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum. The balance of the note is payable in full on March 1, 2014. The balance of this note is approximately $10 million at June 30, 2007.

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

Total Contractual Cash Obligations. A summary of our contractual cash obligations, as of June 30, 2007, is as follows (in thousands):

Payment due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$75,519	$65,559	$-	$-	$9,960

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	-	-	-	-	-

Total	$75,519	$65,559	$-	$-	$9,960

We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

Property Acquisitions. During the first six months of 2007 and the year ended December 31, 2006, we have acquired no properties.

During 2005, we acquired from unrelated parties three multi-tenant office buildings comprising approximately 486,024 square feet of gross leasable area. The properties were acquired for cash for approximately $30.4 million.

Common Share Dividends. We declared the following dividends to our shareholders with respect to the first quarter of 2006 through the third quarter of 2007, payable in three monthly installments after the end of each respective quarter:

Total Amount of
	Dividends Paid	Dividends per
Quarter Paid	(in thousands)	Share

03/31/2006	$ 1,526	$ 0.1768
06/30/2006	$ 1,632	$ 0.1768
09/30/2006	$ 1,443	$ 0.1500
12/31/2006	$ 1,477	$ 0.1500
03/31/2007	$ 1,495	$ 0.1500
06/30/2007	$ 1,487	$ 0.1500
09/30/2007	$ 1,500	$ 0.1500

Average Per Quarter		$ 0.1577

OP Unit Distributions. The Operating Partnership declared the following distributions to holders of its OP Units, including the Company, with respect to the first quarter of 2006 through the third quarter of 2007, payable in three monthly installments after the end of each respective quarter:

Total Amount of
	Dividends Paid	Dividends per
Quarter Paid	(in thousands)	Share
03/31/2006	$ 2,488	$ 0.1768
06/30/2006	$ 2,594	$ 0.1768
09/30/2006	$ 2,260	$ 0.1500
12/31/2006	$ 2,294	$ 0.1500
03/31/2007	$ 2,314	$ 0.1500
06/30/2007	$ 2,316	$ 0.1500
09/30/2007	$ 2,317	$ 0.1500

Average Per Quarter		$ 0.1577

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2007 and 2006

General.

The following tables provide a general comparison of our results of operations for the three months ended June 30, 2007 and 2006:

	Three Months ended June 30,
	2007	2006
		(As Restated)

Number of properties owned and operated	36	37
Aggregate gross leasable area (sq. ft.)	3,093,063	3,121,037
Average occupancy rate	82%	83%

	(in thousands, except per share data)
Total revenues	$7,568	$7,494
Total operating expenses	6,188	4,971
Operating income	1,380	2,523
Other income (expense), net	(1,166)	(1,120)
Income before minority interests	214	1,403
Minority interests in the Operating Partnership	(81)	(545)
Net income	$133	$858

Funds from operations (1)	$1,770	$2,758
Adjusted funds from operations (1)	1,182	2,116
Dividends paid on common shares and OP Units	2,332	2,659
Per common share and OP unit	$0.15	$0.17
Dividends paid as a % of AFFO	197%	126%

(1) In accordance with Regulation G, "reconciliation of non-GAAP measures" see "Funds From Operations and Adjusted Funds From Operations" below.

Revenues. Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $7.6 million for the three months ended June 30, 2007, as compared to $7.5 million for the three months ended June 30, 2006, an increase of $0.1 million or 1%. Our average occupancy rate was 82% and 83% for the three months ended June 30, 2007 and 2006, respectively. Our average annualized revenue was $10.03 and $9.97 per square foot for the three months ended June 30, 2007 and 2006, respectively. This increase in average annualized revenue was offset by a decrease in average leasable square footage of approximately 28,000 square feet.

Operating Expenses. Our total operating expenses were $6.2 million for the three months ended June 30, 2007, as compared to $5.0 million for the three months ended June 30, 2006, an increase of $1.2 million, or 24%. The primary components of operating expense are detailed in the table below (in thousands):

	Three months ended June 30,
	2007	2006
		(As Restated)

Property operations and maintenance	$1,127	$1,058
Real estate taxes and insurance	1,177	1,117
Electricity, water and gas utilities	618	601
Property management and asset management
fees to an affiliate	-	391
G & A - professional fees and other	811	288
G & A - employee compensation	639	-
Depreciation	1,250	1,181
Amortization	367	208
Bad Debt	199	127
Total Operating Expenses	$6,188	$4,971

Property operations and maintenance. The increase in property operations and maintenance expenses for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, is primarily the result of increased repair and maintenance costs for our properties. The majority of these costs relate to work that had been deferred by the prior management company. While these costs decreased our earnings for the three months ended June 30, 2007, we believe that they will ultimately result in higher tenant satisfaction, lower tenant attrition and higher occupancy levels.

Property management and asset management fees paid to an affiliate. On September 30, 2006, our advisory agreement with Hartman Management expired. On November 14, 2006, all property management functions were transferred to us from Hartman Management. As such, no fees were charged by Hartman Management after November 13, 2006.

G & A Fees - Previous to termination of the property management agreement and expiration of the advisory agreement, both of which were with Hartman Management, LP, general and administrative expenses for the REIT primarily consisted of fees paid to Hartman Management, LP and professional fees for accounting and legal services. The accounting for various general and administrative expenses is now different than when the REIT was managed by a third party advisor. As an example, previously the fees charged for acquisition of real estate, acquisition of capital, construction management and leasing were capitalized and recorded on the balance sheet. Fees for acquisition of real estate, construction and leasing were then amortized through the statement of operations generally over 3 years to 39 years. Fees for acquisition of capital were recorded as a reduction in the capital raised and thus never reflected on the statement of operations.

As a self-managed REIT we expense salaries, benefits and related expenses for individuals performing the functions described above. Commissions paid to internal and external leasing agents are capitalized and amortized over the life of the tenant lease.

Fees capitalized and thus not reflected in G & A costs were $0.3 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively.

G & A - professional fees and other. The increase in our professional fees of $0.5 million is primarily due to an increase in legal fees resulting from the termination of the management and advisory agreements, the termination of Mr. Hartman as our President, Secretary and Chief Executive Officer and the litigation with Mr. Hartman and Hartman Management.

G & A - employee compensation. The increase in employee compensation of $0.6 million is a result of our becoming a self-managed REIT in the fourth quarter of 2006. As of June 30, 2007 we had 50 employees to perform the functions previous outsourced to Hartman Management.

Operating Income. Operating income was $1.4 million for the three months ended June 30, 2007, as compared to $2.3 million for the three months ended June 30, 2006, a decrease of $0.9 million or 39%. The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

Net Income. Income before minority interests was $0.2 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively. Net income of $0.1 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively. The decrease in net income was the result of the items discussed above in expenses and revenue.

Comparison of the Six Month Periods Ended June 30, 2007 and 2006

General.

The following tables provide a general comparison of our results of operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
		(As Restated)

Number of properties owned and operated	36	37
Aggregate gross leasable area (sq. ft.)	3,093,063	3,121,037
Average occupancy rate	83%	83%

	(in thousands, except per share data)
Total revenues	$15,113	$14,908
Total operating expenses	12,796	10,237
Operating income	2,317	4,671
Other income (expense), net	(2,325)	(2,331)
Income before minority interests	(8)	2,340
Minority interests in the Operating Partnership	3	(917)
Net income	$(5)	$1,423

Funds from operations (1)	$3,101	$5,546
Adjusted funds from operations (1)	2,272	4,263
Dividends paid on common shares and OP Units	4,742	5,211
Per common share and OP unit	$0.30	$0.34
Dividends paid as a % of AFFO	209%	122%

(1) In accordance with Regulation G, "reconciliation of non-GAAP measures" see "Funds From Operations and Adjusted Funds From Operations" below.

Revenues. Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $15.1 million for the six months ended June 30, 2007, as compared to $14.9 million for the six months ended June 30, 2006, an increase of $0.2 million or 1%. Our average occupancy rate was 83% for the six months ended June 30, 2007 and 2006. Our average annualized revenue was $9.97 per square foot for the three months ended June 30, 2007, as compared to our average annualized revenue of $9.80 per square foot for the three months ended June 30, 2006. This increase in average annualized revenue was offset by a decrease in average leasable square footage of approximately 28,000 square feet.

Operating Expenses. Our total operating expenses were $12.8 million for the six months ended June 30, 2007, as compared to $10.2 million for the six months ended June 30, 2006, an increase of $2.6 million, or 25%. The primary components of operating expense are detailed in the table below (in thousands):

	Six months ended June 30,
	2007	2006
		(As Restated)

Property operations and maintenance	$2,406	$2,075
Real estate taxes and insurance	2,211	2,115
Electricity, water and gas utilities	1,098	1,113
Property management and asset management
fees to an affiliate	-	804
G & A - professional fees and other	2,180	738
G & A - employee compensation	1,304	-
Depreciation	2,614	2,539
Amortization	615	735
Bad Debt	368	118
Total Operating Expenses	$12,796	$10,237

Property operations and maintenance. The increase in property operations and maintenance expenses for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, is primarily the result of increased repair and maintenance costs for our properties. The majority of these costs relate to work that had been deferred by the prior management company. While these costs decreased our earnings for the six months ended June 30, 2007, we believe that they will ultimately result in higher tenant satisfaction, lower tenant attrition and higher occupancy levels.

Property management and asset management fees paid to an affiliate. On September 30, 2006, our advisory agreement with Hartman Management expired. On November 14, 2006, all property management functions were transferred to us from Hartman Management. As such, no fees were charged by Hartman Management after November 13, 2006.

G & A Fees - Previous to termination of the property management agreement and expiration of the advisory agreement, both of which were with Hartman Management, LP, general and administrative expenses for the REIT primarily consisted of fees paid to Hartman Management, LP and professional fees for accounting and legal services. The accounting for various general and administrative expenses is now different than when the REIT was managed by a third party advisor. As an example, previously the fees charged for acquisition of real estate, acquisition of capital, construction management and leasing were capitalized and recorded on the balance sheet. Fees for acquisition of real estate, construction and leasing were then amortized through the statement of operations generally over 3 years to 39 years. Fees for acquisition of capital were recorded as a reduction in the capital raised and thus never reflected on the statement of operations.

As a self-managed REIT we expense salaries, benefits and related expenses for individuals performing the functions described above. Commissions paid to internal and external leasing agents are capitalized and amortized over the life of the tenant lease.

Fees capitalized and thus not reflected in G & A costs were $0.6 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.

G & A - professional fees and other. The increase in our professional fees of $1.4 million is primarily due to an increase in legal fees resulting from the termination of the management and advisory agreements, the termination of Mr. Hartman as our President, Secretary and Chief Executive Officer and the litigation with Mr. Hartman and Hartman Management.

G & A - employee compensation. The increase in employee compensation of $1.3 million is a result of our becoming a self-managed REIT in the fourth quarter of 2006. As of June 30, 2007 we had 50 employees to perform the functions previous outsourced to Hartman Management.

Bad Debt. The increase in bad debt of $0.3 million is primarily a result of additional bad debt reserves recorded due to an increase in the accounts receivable balance of $0.5 million at June 30, 2007, as compared to the balance at June 30, 2006.

Operating Income. Operating income was $2.3 million for the six months ended June 30, 2007, as compared to $4.7 million for the six months ended June 30, 2006, a decrease of $2.4 million or 51%. The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

Net Income (Loss). Income (loss) before minority interests was a loss of $(0.08) million and income of $2.3 million for the six months ended June 30, 2007 and 2006, respectively. Net loss of $(0.05) million and income of $1.4 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in net income was the result of the items discussed above in expenses and revenue.

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

There can be no assurance that FFO or AFFO as presented by us are comparable to similarly titled measures of other REITs. We consider FFO and AFFO to be an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. These measures do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Below is the calculation of FFO and AFFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
				(As Restated)
Net income (loss)	$133	$858	$(5)	$1,423
Minority interest in (income) loss of operating partnership	81	545	(3)	917
Depreciation and amortization of real estate assets	1,556	1,355	3,109	3,206
FFO	1,770	2,758	3,101	5,546
Tenant improvements	(108)	(234)	(239)	(398)
Leasing commissions	(376)	(231)	(559)	(617)
Change in fair value of derivatives	(36)	(196)	(15)	(196)
Straight-line rents	(88)	(5)	(55)	(104)
Above (below) market lease value	20	24	39	32
AFFO	$1,182	$2,116	$2,272	$4,263

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of June 30, 2007 and December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our credit facilities which have floating interest rates. As of June 30, 2007, we had approximately $65.2 million of indebtedness outstanding under these facilities, of which approximately $35.2 million was not hedged to protect against rising interest rates. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $0.3 million.

Item 4T. Controls and Procedures

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

We are in the process of remediating the material weakness through the following action plan:
•	Engagement of external consultant to assist in documenting and establishing processes and controls that support financial reporting
•	Elimination of several spreadsheets which support financial reporting processes through implementation of a fixed asset software and further utilization of our accounting and billing software.

We began our work with the external consultant in the 2nd quarter of 2007. We have made significant progress on the material weakness action plan and believe the weakness will be remediated by the end of 2007.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, the material weakness described above, and the progress made on remediation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

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

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the members of our Board and our Chief Operating Officer, John J. Dee. The counterclaim has since been amended to drop the claims against the individual defendants with the exception of our current interim Chief Executive Officer, James C. Mastandrea, and Mr. Dee. The amended counterclaim asserts claims against us for alleged breach of contract and alleges that we owe Mr. Hartman and Hartman Management fees for the termination of an advisory agreement. The amended counterclaim asserts claims against Messrs. Mastandrea and Dee for tortious interference with the advisory agreement and a management agreement and conspiracy to seize control of us for their own financial gains. We have indemnified Messrs. Mastandrea and Dee to the extent allowed by our governing documents and Maryland law. The amended counterclaim also asserts claims against our prior outside law firm and one of its partners. Recently, Hartman has nonsuited without prejudice our prior outside law firm and its partner. Limited discovery has been conducted in this case as of the date of this report.

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

Mr. Hartman and Hartman Management filed a counterclaim claiming that certain changes to our bylaws and declaration of trust are invalid and that their enactment is a breach of fiduciary duty. They were seeking a declaration that the changes to our bylaws and declaration of trust are invalid and an injunction barring their enforcement. These changes, among other things, stagger the terms of our Board members over three years, require two-thirds vote of the outstanding common shares to remove a Board member and provide that our secretary may call a special meeting of shareholders only on the written request of a majority of outstanding common shares. A group of shareholders filed a request to intervene in this action seeking to assert claims similar to those of Mr. Hartman and Hartman Management. We opposed the intervention.

Both parties have filed Motions for Temporary Injunction. The REIT sought to prevent Mr. Hartman’s continued attempts to solicit written consents to replace our Board and Hartman sought to prohibit the changes in the REIT’s bylaws described above. On April 6, 2007, the trial Court granted our Motion for Temporary Injunction and denied the Motion for Temporary Injunction filed by Hartman. The Court found that the changes to the bylaws and declaration of trust were valid. The Court granted our Motion to Dismiss, dismissing many of Hartman and Hartman Management’s claims. After the ruling, the group of shareholders who were seeking to intervene dismissed their intervention.

Hartman and Hartman Management have appealed the Court’s ruling on an expedited basis and Oral Argument for this appeal was on August 8, 2007. As of the date of this report the court has not yet issued a decision.

The discovery conducted in this case has been limited to issues relevant to the change in the REIT’s bylaws. Documents were produced and interrogatory responses exchanged. We produced the members of our Board and Mr. Dee for deposition and also took the deposition of Mr. Hartman

Because of the pending Appeal, it is too early to express an opinion concerning the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claim.

Other

We are a participant in various other legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

As of June 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market Information

There is no established trading market for our common shares of beneficial interest. As of July 30, 2007, we had 10,001,269 common shares of beneficial interest outstanding held by a total of approximately 1,428 shareholders.

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

No shares were offered to investors during the 2nd quarter of 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting May 31, 2007 at the Westchase Marriott, 2900 Briarpark Drive, Houston, Texas 77042. The purpose of the meeting was to elect one trustee to serve on the Board of Trustees until our 2010 annual meeting of shareholders.

At the meeting the shareholders elected Chris A. Minton to serve on our board of trustees until the 2010 annual meeting of shareholders. The shareholders elected Mr. Minton as follows:

Name	Votes for	Votes Against	Votes Withheld

Chris A. Minton	4,891,018	0	1,241,257

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit No.	Description
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

Whitestone REIT

Date: August 14, 2007	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Dated August 14, 2007	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial Officer)