Form 10-Q
period 2007-09-30
Whitestone REIT
filed 2007-11-14
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

    The number of the registrant’s Common Shares of Beneficial Interest outstanding at November 8, 2007, was 10,001,269.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Property	$174,161	$173,858
Accumulated depreciation	(27,168)	(24,259)
Property, net	146,993	149,599

Cash and cash equivalents	19,880	8,298
Escrows and acquisition deposits	606	382
Note receivable	-	604
Accrued rent and accounts receivable, net of allowance for
doubtful accounts	5,358	4,762
Unamortized lease commissions and loan costs	2,868	2,890
Prepaid expenses and other assets	512	552

TOTAL ASSETS	$176,217	$167,087

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable	$83,610	$66,363
Accounts payable and accrued expenses	4,551	6,246
Tenants' security deposits	1,619	1,455
Dividends and distributions payable	2,403	2,400

TOTAL LIABILITIES	92,183	76,464

Minority interests of unit holders in Operating Partnership;
5,808,337 units at September 30, 2007 and December 31, 2006	29,195	31,709

Shareholders' equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at September 30, 2007 and December 31, 2006	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 10,001,269 and 9,974,362 issued and
outstanding at September 30, 2007 and December 31, 2006, respectively	10	10
Additional paid-in-capital	72,273	72,012
Accumulated deficit	(17,444)	(13,108)

TOTAL SHAREHOLDERS' EQUITY	54,839	58,914

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$176,217	$167,087

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues
Rental income	$6,453	$6,318	$18,699	$18,452
Tenants' reimbursements	1,338	1,123	4,071	3,723
Other income	14	175	148	347

Total revenues	7,805	7,616	22,918	22,522

Operating expenses
Property operation and maintenance	2,358	1,919	6,531	5,505
Real estate taxes	1,021	921	2,932	2,756
Property management and asset
management fees to an affiliate	-	556	-	1,360
General and administrative	1,413	372	4,898	1,110
Depreciation and amortization	1,622	1,506	4,851	4,780

Total operating expenses	6,414	5,274	19,212	15,511

Operating income	1,391	2,342	3,706	7,011

Other income (expense)
Interest income	157	60	449	245
Interest expense	(1,375)	(1,229)	(4,007)	(3,939)
Gain on sale of real estate	148	-	148	-
Change in fair value of derivative instrument	(45)	(199)	(29)	(4)

Income before minority interests	276	974	267	3,313

Minority interests in income of Operating Partnership	(104)	(371)	(100)	(1,288)

Net income	$172	$603	$167	$2,025

Net income per common share	$0.017	$0.061	$0.017	$0.212

Weighted-average shares outstanding	10,001	9,830	9,998	9,548

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

			Additional
	Common Shares		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	9,974	$10	$72,012	$(13,108)	$58,914

Issuance of shares under dividend
reinvestment plan at $9.50 per share	27	-	261	-	261

Net loss	-	-	-	167	167

Dividends	-	-	-	(4,503)	(4,503)

Balance, September 30, 2007 (unaudited)	10,001	$10	$72,273	$(17,444)	$54,839

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$167	$2,025
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	3,915	3,811
Amortization	936	969
Minority interests in income of Operating Partnership	100	1,288
Gain on sale of real estate	(148)	-
Bad debt expense	563	247
Change in fair value of derivative instrument	29	(4)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(254)	3,927
Receivables	(1,159)	(382)
Unamortized lease commissions and loan costs	(767)	(777)
Prepaid expenses and other assets	40	(118)
Accounts payable and accrued expenses	(1,520)	(8)
Tenants' security deposits	164	64
Prepaid rent	(175)	135

Net cash provided by operating activities	1,891	11,177

Cash flows from investing activities:
Additions to real estate	(1,435)	(1,228)
Proceeds from the sale of real estate	275	-
Repayment of note receivable	604	12

Net cash used in investing activities	(556)	(1,216)

Cash flows from financing activities:
Dividends paid	(4,466)	(4,553)
Distributions paid to OP unit holders	(2,648)	(2,925)
Proceeds from issuance of common shares	261	8,724
Decrease in stock offering proceeds escrowed	-	(1,091)
Proceeds from notes payable	22,769	35,281
Repayments of notes payable	(5,522)	(41,704)
Payments of loan origination costs	(147)	(120)

Net cash provided by (used in) financing activities	10,247	(6,388)

Net increase in cash and cash equivalents	11,582	3,573

Cash and cash equivalents at beginning of period	8,298	849

Cash and cash equivalents at end of period	$19,880	$4,422

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,047	$3,915

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Note 1    –    Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2006 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements at September 30, 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone REIT (“Whitestone”, “us”, “we”, and “our”), formerly known as Hartman Commercial Properties REIT, and our subsidiary as of September 30, 2007 and results of operations and cash flows for the three and nine month periods ended September 30, 2007.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and notes which are included in our Annual Report on Form 10-K.

Business

Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), formerly known as Hartman REIT Operating Partnership L.P., which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2007 and December 31, 2006, we owned and operated 36 retail, warehouse and office properties in and around Houston, Dallas and San Antonio, Texas.

Note 2   –    Summary of Significant Accounting Policies

Basis of presentation

We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2007 and December 31, 2006, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into common shares on a one for one basis (“OP Units”) changes the ownership interests of both the minority interests and Whitestone.

Our financial records are maintained on the accrual basis of accounting under which revenues are recognized when earned, and expenses are recorded when incurred.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, and the estimated fair value of interest rate swaps.  Actual results could differ from those estimates.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

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

Management reviews our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  No impairment was recorded for both the three and nine months ended September 30, 2007 and 2006.

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at September 30, 2007 and December 31, 2006 consist of demand deposits at commercial banks and money market funds.

Escrows and acquisition deposits

Escrow deposits include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance.  Acquisition deposits include earnest money deposits on future acquisitions.

Unamortized lease commissions and loan costs

Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements.  Loan costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method.  Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Federal income taxes

We qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and are therefore not subject to Federal income taxes provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status.  We believe we have continuously met these conditions since reaching 100 shareholders in 1999 (see Note 9).

Derivative instruments

We have initiated a program designed to manage exposure to interest rate fluctuations and ensure compliance with debt covenants on our credit facility.  We entered into an interest rate swap agreement in March 2006 with respect to amounts borrowed under certain of our credit facilities, which effectively exchanges existing obligations to pay interest based on floating LIBOR rates for obligations to pay interest based on fixed rates.  This interest rate swap was terminated on September 28, 2007.

Changes in the market value of the derivative instruments and in the market value of the hedged items are recorded in earnings each reporting period.  For items that are appropriately classified as cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting forDerivative Instruments and Hedging Activities,” changes in the market value of the instruments and in the market value of the hedged items are recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  At September 30, 2007, we had no active derivative instruments included in the consolidated balance sheet.

Additionally, approximately $0.05 million and $0.03 million are included in other expense on the consolidated statements of operations for the three and nine months ended September 30, 2007 related to the change in fair value of the derivative instrument which was terminated on September 28, 2007.

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

Accrued rent and accounts receivable

Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight lining of rental commitments.  An allowance for the uncollectible portion of accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, customer credit worthiness and current economic trends.

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

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

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

Reclassification

We have reclassified certain prior fiscal year amounts in the accompanying financial statements in order to be consistent with the current fiscal year presentation. During the first quarter of 2007, we have reclassified certain amounts due from Hartman Management, LP, the former advisor, from due to affiliates to accrued rent and accounts receivable.  We have also reclassified interest expense from operating expense to other expense and interest income from revenues to other income in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007.  The reclassification of interest income and expense decreased revenues and operating expenses and increased other income and expense but had no impact on net income.

Comprehensive income

We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components.  For the periods presented, we did not have significant amounts of other comprehensive income.

Note 3    –    Interest Rate Swap

Effective March 16, 2006, we executed an interest rate swap used to mitigate the risks associated with adverse movements in interest rates which might affect expenditures.  We did not designate this derivative contract as a hedge, and as such, the change in the fair value of the derivative is recognized currently in earnings.  This derivative instrument has a total notional amount of $30 million, is at a fixed rate of 5.09% plus the LIBOR margin, and matures monthly through March 2008.  We terminated this derivative instrument on September 28, 2007 and as such, no amount is included in prepaid expenses and other assets in our consolidated balance sheet at September 30, 2007.

Approximately $0.05 million and $0.03 million are included in other expense in our consolidated statement of operations for the three and nine months ended September 30, 2007 as a result of a decrease in value during those periods.

On October 1, 2007, we executed an interest rate swap used to mitigate the risks associated with adverse movements in interest rates which might affect expenditures.  We have designated this derivative contract as a cash flow hedge, and as such, the change in the fair value of the derivative will be recognized in other comprehensive income.  This derivative instrument has a total notional amount of $70 million, is at a fixed rate of 4.767% plus the LIBOR margin, and matures monthly through October 1, 2008.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

 Note 4    –    Real Estate

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

On July 26, 2007, we sold a 2.4 acre parcel of vacant land adjacent to our South Shaver retail property located in Houston, Texas for a sales price of $0.3 million.  A gain of $0.1 million was generated from this sale, which is reflected in our consolidated financial statements for the three and nine months ended September 30, 2007.  It is anticipated that the funds received from this sale will be used for future acquisitions and/or capital improvements to existing properties.

At September 30, 2007, we owned 36 commercial properties in the Houston, Dallas and San Antonio, Texas areas comprising approximately 3,093,000 square feet of gross leasable area.

Note 5    –    Note Receivable

In January 2003, we partially financed the sale of a property we had previously sold and for which we had taken a note receivable of $0.4 million as part of the consideration.  We advanced $0.3 million and renewed and extended the balance of $0.4 million still due from the original sale.

The original principal amount of the note receivable, dated January 10, 2003, is $0.7 million.  The note had monthly installments of $6,382, including interest at 7% per annum, for the first two years, and therafter monthly installments of $7,489 with interest at 10% per annum until maturity on January 10, 2018.

This note was paid in full on August 30, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Note 6    –    Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30,	December 31,
	2007	2006

Tenant receivables	$2,303	$1,941
Accrued rent	3,365	3,035
Allowance for doubtful accounts	(1,032)	(641)
Insurance claim receivable	465	427
Other receivables	257	-

Totals	$5,358	$4,762

Note 7    –    Debt

Mortgages and other notes payable consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Mortgages and other notes payable	$10,085	$5,138
Revolving loan secured by properties	73,525	61,225

Totals	$83,610	$66,363

As of September 30, 2007, we have two active loans which are described below:

Revolving Credit Facility

We have a revolving credit facility with a consortium of banks.  The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III LP (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility.  At September 30, 2007, WROP III owns 35 properties.

As of September 30, 2007 and December 31, 2006, the balance outstanding under the credit facility was $73.5 million and $61.2 million, respectively, and the availability to draw was $1.5 million and $13.8 million, respectively.

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

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus 0.5%.  LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of nine contracts at any time. The effective interest rate as of September 30, 2007 was 7.03% per annum.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

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

The revolving credit facility is supported by a pool of eligible properties referred to as the borrowing base pool.  The borrowing base pool must meet the following criteria:

•	We will provide a negative pledge on the borrowing base pool and may not provide a negative pledge of the borrowing base pool to any other lender.
•	The properties must be free of all liens, unless otherwise permitted.
•	All eligible properties must be retail, office-warehouse, or office properties, must be free and clear of material environmental concerns and must be in good repair.
•	The aggregate physical occupancy of the borrowing base pool must remain above 80% at all times.
•	No property may comprise more than 15% of the value of the borrowing base pool with the exception of Corporate Park Northwest, which is allowed into the borrowing base pool.
•	The borrowing base pool must at all times be comprised of at least ten properties.
•	The borrowing base pool properties may not contain development or redevelopment projects.

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
•
The ratio of aggregate net operating income from the borrowing base pool to debt service shall at all times exceed 1.5 to 1.0.  For any quarter, debt service shall be equal to the average loan balance for the past quarter times an interest rate which is the greater of (a) the then current annual yield on ten year United States Treasury notes over 25 years plus 2%; (b) a 6.5% constant; or (c) the actual interest rate for the facility.

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

•	The ratio of secured debt to fair market value of real estate assets shall not be greater than 40%.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

•	The ratio of declared dividends to funds from operations shall not be greater than 95%. This has been amended to 105% through March 11, 2008,
•	The ratio of development assets to fair market value of real estate assets shall not be greater than 20%.
•	We must maintain our status as a REIT for income tax purposes.
•
Total other investments shall not exceed 30% of total asset value.  Other investments shall include investments in joint ventures, unimproved land, marketable securities and mortgage notes receivable.  Additionally, the preceding investment categories shall not comprise greater than 30%, 15%, 10% and 20%, respectively, of total other investments.

•
We must maintain a consolidated tangible net worth of not less than $30 million plus 75% of the value of stock and OP units issued in conjunction with an offering or with the acquisition of an asset or stock.  Consolidated tangible net worth is defined as shareholders equity less intangible assets.

Mortgage Loan on Windsor Park Centre

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

The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum.  The balance of the note is payable in full on March 1, 2014.  The loan balance is approximately $9.9 million at September 30, 2007.

Annual maturities of notes payable as of September 30, 2007, including the revolving loan, are as follows (in thousands):

Year Ended
September 30,

2008	$73,680
2014	9,930
$83,610

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Note 8    –    Earnings Per Share

Basic earnings per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units.  Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.  Accordingly, excluded from the earnings per share calculation for each of the three and nine months ended September 30, 2007 and 2006 are 5,808,337 OP Units as their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic and diluted earnings per share:

Net income (in thousands)	$172	$603	$167	$2,025

Basic and diluted earnings
per share	$0.017	$0.061	$0.017	$0.212

Weighted average common
shares outstanding (in thousands)	10,001	9,830	9,998	9,548

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Note 9    –    Federal Income Taxes

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

Note 10    –   Related-Party Transactions

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

We incurred total management, partnership and asset management fees of $0.6 million and $1.4 million, under the advisory and management agreements for the three and nine months ended September 30, 2006.  We incurred no such fee for the three months and nine months ended September 30, 2007.  No management fees were payable at September 30, 2007 or December 31, 2006.  We have not accrued any deferred performance fees, as we believe the amount of these fees, if any are owing, cannot be determined with reasonable certainty at this time.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

In consideration of leasing the properties, we historically paid Hartman Management leasing commissions for leases originated by Hartman Management and for expansions and renewals of existing leases.  We incurred total leasing commissions to Hartman Management of $0.2 million and $0.8 million for the three and nine months ended September 30, 2006.  No such fees were incurred for the three and nine months ended September 30, 2007.  No such amounts were payable at September 30, 2007 and December 31, 2006.

In connection with our public offering described in Note 11, we have reimbursed Hartman Management up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by Hartman Management on our behalf.  We have paid our dealer manager, through Hartman Management by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering.  We incurred total fees of $0.03 million and $0.1 million for the three and nine months ended September 30, 2006.  No such fees were incurred for the three and nine months ended September 30, 2007.  These fees have been treated as offering costs and netted against the proceeds from the sale of common shares.  On October 2, 2006, our Board elected to terminate the public offering described in Note 11.

Also in connection with our public offering described in Note 11, Hartman Management has historically received an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for us.  The advisory agreement expired by its terms on September 30, 2006.  On September 30, 2006, $0.2 million of acquisition fees paid to Hartman Management had been capitalized and not yet allocated to the purchase price of a property.  In accordance with the advisory agreement, Hartman Management is obligated to reimburse us for any acquisition fee that has not been allocated to the purchase price of our properties as provided for in our declaration of trust.  A letter demanding payment was sent to Hartman Management on December 21, 2006, and $0.2 million is included in accrued rent and accounts receivables on our consolidated balance sheet at September 30, 2007 as reclassified from December 31, 2006 as described in Note 2 – Reclassification.

We incurred total acquisition fees to Hartman Management of $0.02 million and $0.1 million for the three and nine months ended September 30, 2006.  No such fees were incurred for the three and nine months ended September 30, 2007.  No such amounts were payable at September 30, 2007 and December 31, 2006.

Hartman Management was billed $0.02 million and $0.03 million for office space for the three months ended September 30, 2007 and 2006, respectively, and $0.07 million and $0.08 for the nine months ended  September 30, 2007 and 2006, respectively.  These amounts are included in rental income in our consolidated statements of operations.

Mr. Hartman our former President, Secretary, Chief Executive Officer, and Chairman was owed $0.04 million in dividends payable on his common shares at September 30, 2007 and December 31, 2006.  Mr. Hartman owned 2.9% of our issued and outstanding common shares as of September 30, 2007 and December 31, 2006.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Note 11    –    Shareholders Equity

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

As of September 30, 2007, 2.8 million shares had been issued pursuant to our public offering with net offering proceeds received of $24.6 million.  An additional 165,000 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.6 million.  Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006 may have recission rights.

All net proceeds of our public offering were contributed to the Operating Partnership in exchange for OP Units.  The Operating Partnership used the proceeds to acquire additional properties and for general working capital.  In accordance with the Operating Partnership’s Agreement of Limited Partnership, in exchange for the contribution of net proceeds from sales of stock, we received an equivalent number of OP Units as shares of stock that are sold.

At September 30, 2007 and December 31, 2006, Mr. Hartman owned 2.9% of our outstanding shares.  At September 30, 2007 and December 31, 2006, our Board collectively owned 2.6% of our outstanding shares.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2007, we owned a 62.4% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share.  Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone.  Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of September 30, 2007 and December 31, 2006, there were 15,448,118 and 15,421,212 OP Units outstanding, respectively.  We owned 9,639,781 and 9,612,875 OP Units as of September 30, 2007 and December 31, 2006, respectively. The balance of the OP Units is owned by third parties, including Mr. Hartman and certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 62.40%, and 61.99% for the three months ended September 30, 2007 and 2006, respectively, and 62.39% and 61.26% for the nine months ended September 30, 2007 and 2006, respectively.   At September 30, 2007 and December 31, 2006, Mr. Hartman owned 6.9% of the Operating Partnership’s outstanding units.  At September 30, 2007 and December 31, 2006, our Board collectively owned 0.4% of the Operating Partnership’s outstanding units.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Dividends and distributions

The following tables summarize the cash dividends/distributions paid to holders of common shares and holders of OP Units (after giving effect to the recapitalization) during the year ended December 31, 2006 and the quarters ended March 31, 2007, June 30, 2007and September 30, 2007.

Whitestone Shareholders
Dividend	Date Dividend	Total Amount
per Common Share	Paid	Paid (in thousands)

$ 0.1768	Qtr ended 03/31/06	$ 1,526
$ 0.1768	Qtr ended 06/30/06	$ 1,632
$ 0.1500	Qtr ended 09/30/06	$ 1,443
$ 0.1500	Qtr ended 12/31/06	$ 1,477
$ 0.1500	Qtr ended 03/31/07	$ 1,466
$ 0.1500	Qtr ended 06/30/07	$ 1,500
$ 0.1500	Qtr ended 09/30/07	$ 1,500

OP Unit Holders Including Minority Unit Holders
Distribution	Date Distribution	Total Amount
per OP Unit	Paid	Paid (in thousands)

$ 0.1768	Qtr ended 03/31/06	$ 2,488
$ 0.1768	Qtr ended 06/30/06	$ 2,594
$ 0.1500	Qtr ended 09/30/06	$ 2,260
$ 0.1500	Qtr ended 12/31/06	$ 2,294
$ 0.1500	Qtr ended 03/31/07	$ 2,372
$ 0.1500	Qtr ended 06/30/07	$ 2,371
$ 0.1500	Qtr ended 09/30/07	$ 2,371

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Note 12    –    Commitments and Contingencies

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

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the members of our Board, and our Chief Operating Officer, John J. Dee.  The counterclaim has since been amended to drop the claims against the individual defendants with the exception of our current Chief Executive Officer, James C. Mastandrea, and Mr. Dee.  The amended counterclaim asserts claims against us for alleged breach of contract and alleges that we owe Mr. Hartman and Hartman Management fees for the termination of an advisory agreement.  The amended counterclaim asserts claims against Messrs. Mastandrea and Dee for tortuous interference with the advisory agreement and a management agreement and conspiracy to seize control of us for their own financial gains.  We have indemnified Messrs. Mastandrea and Dee to the extent allowed by our governing documents and Maryland law.  The amended counterclaim also asserts claims against our prior outside law firm and one of its partners.

Hartman has non-suited without prejudice our prior outside law firm and its partner.

On October 2, 2007, Mr. Hartman and Hartman Management L.P. filed their Second Amended Answer and Second Amended Counterclaim which deleted the claims for negligence, fraud and breach of fiduciary duty.  However, this pleading asserts claims for tortuous interference with prospective relations and a cause of action against Mr. Mastandrea for defamation.  The new claims are closely linked and basically allege that Mr. Mastandrea and Mr. Dee have defamed Mr. Hartman and have attempted to destroy his ability to continue to obtain investors and generally ruined his reputation in the commercial real estate community.  Mr. Hartman and Hartman Management L.P. seek exemplary damages for these causes of action.

Limited discovery has been conducted in this case as of the date of this report, especially on the newly raised claims, and therefore, it is too early to express an opinion regarding the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

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

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007

Both parties have filed Motions for Temporary Injunction.   The REIT sought to prevent Mr. Hartman’s continued attempts to solicit written consents to replace our Board and Mr. Hartman sought to prohibit the changes in the REIT’s bylaws described above.  On April 6, 2007, the trial Court granted our Motion for Temporary Injunction and denied the Motion for Temporary Injunction filed by Mr. Hartman.  The Court found that the changes to the bylaws and declaration of trust were valid.  The Court granted our Motion to Dismiss, dismissing many of Hartman and Hartman Management’s claims.  After the ruling, the group of shareholders who were seeking to intervene dismissed their intervention.

On October 26, 2007, the Court of Appeals for the Fifth Circuit issued an opinion affirming the above referenced judgment of the Federal District Court.

However, because the opinion of the Court of Appeals is so recent, and counsel for both parties have not had the opportunity to discuss the effect of this opinion, it is too early to express an opinion concerning the likelihood  of whether either party will pursue any further action in this matter.

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

Note 13    –   Segment Information

Our management historically has not differentiated results of operations by property type nor location and therefore does not present segment information.

Note 14    –    Subsequent Events

In October 2007, we acquired a 33,405 square foot commercial property in Carefree, Arizona which is adjacent to North Scottsdale.  The property, which is called Pima Norte,  is a newly constructed one and two story class “A” executive office/medical office building containing 43,437 square feet.  Approximately 10,032 square feet had previously been sold to others including an architectural firm, insurance agency, and a health and beauty treatment center.

The buildings at Pima Norte are nearly complete, with only the interiors remaining to be completed.  We intend to lease Pima Norte on a triple net basis.

The purchase price was $8.3 million and was funded from our bank line of credit.  We estimate that we will have approximately $10.2 million invested in the property after the remaining build out is completed.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include:

•	changes in general economic conditions;

•	changes in real estate conditions;

•	construction costs that may exceed estimates;

•	construction delays;

•	increases in interest rates;

•	availability of credit;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

Overview and Outlook

We are a real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties.  Our investments include retail, office and warehouse properties located in the Houston, Dallas and San Antonio, Texas metropolitan areas.  Our properties consist of:

•	19 retail properties containing approximately 1.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $67.5 million.

•	6 office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $36.3 million.

•	11 office/warehouse properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $43.2 million.

Our primary source of income and cash is rents associated with commercial leases.  Our business objective is to increase shareholder value by employing a disciplined investment strategy.  This strategy is focused on growing assets in desirable markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties.

As of September 30, 2007, we had 714 total tenants.  We have a diversified tenant base with our largest tenant compromising only 1.50% and 1.95% of our total revenues for the three and nine months ended September 30, 2007, respectively.  Lease terms for our properties range from less than one year for our smaller tenants to over fifteen years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We are a self-managed REIT, employing 50 full-time employees as of September 30, 2007.  As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead.

Prior to November 14, 2006, our properties and day-to-day operations were externally managed by Hartman Management, LP (“the External Manager”) under an advisory agreement and a management agreement.  Under this arrangement we were charged fees based on percentages of gross revenues, asset values, capital raised, and expenses submitted for reimbursement. Our advisory agreement expired at the end of September 2006 and our Board terminated our property management agreement in October 2006.  The External Manager turned over all property management functions to us on November 14, 2006.

We believe that one of the most key measures of our performance is property occupancy.   Occupancy for the total portfolio was 84.5% at September 30, 2007, compared to 82.9% at September 30, 2006  We completed 194 new and renewal leases during the first nine months of 2007 totaling 0.7 million square feet and $33.1 million in total lease value.  We measure occupancy when the tenant has taken possession of the space.  Additionally, leases approximating 83,000 square feet were completed during the first nine months of 2007 and not included in our occupancy as of September 30, 2007.  These tenants are scheduled to take possession of their respective spaces in the fourth quarter of 2007.

In the fourth quarter of 2006, our Board approved our five year business plan.  The key elements of the plan are as follows:

•	Maximize value in current properties through operational focus and redevelopment of eleven properties

•	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas

•	Dispose of non-core properties and reinvest the capital in redevelopment of existing properties or acquisition of core properties in high potential markets

•	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures

•	Bring liquidity to our stock by listing on a national stock exchange

During 2007, we have begun progress on the execution of this five year plan as described in the following sections on  redevelopment, acquisitions and dispositions.

Redevelopment

We will begin redevelopment in November 2007 to add 5,000 square feet of office space and upgrade the Westchase Plaza Retail and Office Center located in Houston, Texas.

We expect to redevelop an additional ten properties over the next 15 months to improve their asset values and returns.

Acquisitions

In October of 2007, we acquired a 33,405 square foot commercial property in Carefree, Arizona which is adjacent to North Scottsdale.  The property, which is called Pima Norte,  is a newly constructed one and two story class “A” executive office/medical office building.

Dispositions

On July 26, 2007, we sold a 2.4 acre parcel of vacant land next to our South Shaver retail property located in Houston, Texas for a sales price of $0.3 million.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006, in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the first nine months of 2007.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2007 and 2006

General.

The following tables provide a general comparison of our results of operations for the three months ended September 30, 2007 and 2006:

	Three Months ended September 30,
	2007	2006

Number of properties owned and operated	36	37
Aggregate gross leasable area (sq. ft.)	3,093,063	3,121,037
Ending occupancy rate	84.5%	82.9%

	(in thousands, except per share data)
Total revenues	$7,805	$7,616
Total operating expenses	6,414	5,274
Operating income	1,391	2,342
Other income (expense), net	(1,115)	(1,368)
Income before minority interests	276	974
Minority interests in the Operating Partnership	(104)	(371)
Net income	$172	$603

Funds from operations (1)	$1,689	$2,446
Adjusted funds from operations (1)	1,007	2,137
Dividends paid on common shares and OP Units	2,371	2,260
Per common share and OP unit	$0.15	$0.15
Dividends paid as a % of AFFO	235%	106%

(1) In accordance with Regulation G, "reconciliation of non-GAAP measures," see "Funds From Operations and Adjusted Funds From Operations" below.

Revenues

Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $7.8 million for the three months ended September 30, 2007, as compared to $7.6 million for the three months ended September 30, 2006, an increase of $0.2 million or 3%.  Our occupancy rate was 84.5% and 82.9% as of September 30, 2007 and 2006, respectively.  Our average annualized revenue was $10.43 and $9.58 per square foot for the three months ended September 30, 2007 and 2006, respectively.  This increase in average annualized revenue was offset by a decrease in average leasable square footage of approximately 28,000 square feet.

Operating Expenses

 Our total operating expenses were $6.4 million for the three months ended September 30, 2007, as compared to $5.3 million for the three months ended September 30, 2006, an increase of $1.1 million, or 21%.  The primary components of operating expense are detailed in the table below (in thousands):

	Three months ended September 30,
	2007	2006

Property operations and maintenance	$1,384	$974
Real estate taxes and insurance	1,195	1,091
Electricity, water and gas utilities	605	646
Property management and asset management
fees to an affiliate	-	556
General and administrative expense	1,413	372
Depreciation	1,301	1,272
Amortization	321	234
Bad Debt	195	129
Total Operating Expenses	$6,414	$5,274

Property operations and maintenance. The increase in property operations and maintenance expenses for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, is primarily the result of increased repair and maintenance costs for our properties.  The majority of these costs relate to work that had been deferred prior to our managing our own properties.  While these costs decreased our earnings for the three months ended September 30, 2007, we believe that they will ultimately result in higher tenant satisfaction, lower tenant attrition and higher occupancy levels.

Property management and asset management fees paid to an affiliate.  On September 30, 2006, our advisory agreement with our external manager expired. On November 14, 2006, all property management functions were transferred to us from our external manager.  As such, no external management fees were charged after November 13, 2006.

General and Administrative Expense.  Prior to October 2, 2006, we were externally managed, which makes a comparison of costs difficult given the different nature of the expenses incurred by an externally-managed REIT versus an internally-managed one.  As an externally-managed REIT, we were charged fees based on percentages of gross revenues, asset values, capital raised, and expenses submitted for reimbursement. U. S. generally accepted accounting principles allowed for many of these fees to be capitalized as an asset or accounted for as a reduction in equity.

Subsequent to October 2, 2006, we operated as an internally-managed REIT and many of the costs that were previously capitalized or recorded as a reduction in equity are now charged to general and administrative expense and reflected in the Consolidated Statements of Operations.  Additionally, significant legal expense has been incurred in 2007 related to the ongoing litigation with our former external manager.  For a detailed discussion of the litigation, please refer to Note 12 of the consolidated financial statements.

The chart below is a comparison of the total costs incurred for general and administrative services between the three months ended September 30, 2007 and 2006.  Excluding legal costs related to the litigation with our former external manager, costs for general and administrative services for the three months ended September 30, 2007 increased by approximately $0.05 million or 4% over the three months ended September 30, 2006.

	Capitalized in		Charged to
	Balance Sheet		Statement of Operations		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006
	(unaudited)		(unaudited)		(unaudited)

Personnel Cost	$-	$-	$737	$-	$737	$-
Office Expense	-	-	229	-	229	-
Professional Fees (Acctg, Legal, etc.)		-	113	372	113	372

Offering Costs:
Selling Commissions	-	76	-	-	-	76
Discounts	-	-	-	-	-	-
Dealer Manager Fee	-	27	-	-	-	27
Expense Reimbursements	-	27	-	-	-	27

Acquisition Fees	-	22	-	-	-	22
Leasing Fees	213	160	-	-	213	160
Property Management Fees	-	-	-	556	-	556

Total, excluding litigation cost	$213	$312	$1,079	$928	$1,292	$1,240

Litigation Cost	-	-	334	-	334	-

Total, including litigation cost	$213	$312	$1,413	$928	$1,626	$1,240

Operating Income.  Operating income was $1.4 million for the three months ended September 30, 2007, as compared to $2.3 million for the three months ended September 30, 2006, a decrease of $0.9 million or 39%.   The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

Net Income.  Income before minority interests was $0.3 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively.  Net income was $0.2 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively.  The decrease in net income was the result of the items discussed above in Revenues and Operating Expenses .

Comparison of the Nine Month Periods Ended September 30, 2007 and 2006

General.

The following tables provide a general comparison of our results of operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006

Number of properties owned and operated	36	37
Aggregate gross leasable area (sq. ft.)	3,093,063	3,121,037
Ending occupancy rate	84.5%	82.9%

	(in thousands, except per share data)
Total revenues	$22,918	$22,522
Total operating expenses	19,212	15,511
Operating income	3,706	7,011
Other income (expense), net	(3,439)	(3,698)
Income before minority interests	267	3,313
Minority interests in the Operating Partnership	(100)	(1,288)
Net income	$167	$2,025

Funds from operations (1)	$4,790	$7,992
Adjusted funds from operations (1)	3,280	6,401
Dividends paid on common shares and OP Units	7,114	7,342
Per common share and OP unit	$0.45	$0.50
Dividends paid as a % of AFFO	217%	115%

(1) In accordance with Regulation G, "reconciliation of non-GAAP measures" see "Funds From Operations and Adjusted Funds From Operations" below.

Revenues.   Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $22.9 million for the nine months ended September 30, 2007, as compared to $22.5 million for the nine months ended September 30, 2006, an increase of $0.4 million or 2%.  Our occupancy rate was 84.5% and 82.9% as of September 30, 2007 and 2006, respectively.  Our average annualized revenue was $10.12 per square foot for the nine months ended September 30, 2007, as compared to our average annualized revenue of $9.72 per square foot for the nine months ended September 30, 2006.  This increase in average annualized revenue was offset by a decrease in average leasable square footage of approximately 28,000 square feet.

Operating Expenses.  Our total operating expenses were $19.2 million for the nine months ended September 30, 2007, as compared to $15.5 million for the nine months ended September 30, 2006, an increase of $3.7 million, or 24%.  The primary components of operating expense are detailed in the table below (in thousands):

	Nine months ended September 30,
	2007	2006

Property operations and maintenance	$3,792	$3,049
Real estate taxes and insurance	3,405	3,206
Electricity, water and gas utilities	1,703	1,759
Property management and asset management
fees to an affiliate	-	1,360
General and administrative expenses	4,898	1,110
Depreciation	3,915	3,811
Amortization	936	969
Bad Debt	563	247
Total Operating Expenses	$19,212	$15,511

Property operations and maintenance. The increase in property operations and maintenance expenses for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, is primarily the result of increased repair and maintenance costs for our properties.  The majority of these costs relate to work that had been deferred prior to our managing our own properties.  While these costs decreased our earnings for the nine months ended September 30, 2007, we believe that they will ultimately result in higher tenant satisfaction, lower tenant attrition and higher occupancy levels.

Property management and asset management fees paid to an affiliate.  On September 30, 2006, our advisory agreement with our external manager expired. On November 14, 2006, all property management functions were transferred to us from our external manager.  As such, no external management fees were charged after November 13, 2006.

General and Administrative Expense.  Prior to October 2, 2006, we were externally managed, which makes a comparison of costs difficult given the different nature of the expenses incurred by an externally-managed REIT versus and internally-managed one.  As an externally-managed REIT, we were charged fees based on percentages of gross revenues, asset values, capital raised, and expenses submitted for reimbursement. Generally Accepted Accounting Principles allowed for many of theses fees to be capitalized as an asset or accounted for as a reduction in equity.

Subsequent to October 2, 2006, we operated as an internally-managed REIT and many of the costs that were previously capitalized or recorded as a reduction in equity are now charged to general and administrative expense and reflected in the Consolidated Statement of Operations.  Additionally, significant legal expense has been incurred in 2007 related to the ongoing litigation with our former external manager.  For a detailed discussion of the litigation, please refer to Note 12 of the consolidated financial statements.

The chart below is a comparison of the total costs incurred for general and administrative services between the nine months ended September 30, 2007 and 2006.  Excluding legal costs related to the litigation with our former external manager, costs for general and administrative services for the nine months ended September 30, 2007 increased by approximately $0.2 million or 5% over the nine months ended September 30, 2006.

	Capitalized in		Charged to
	Balance Sheet		Statement of Operations		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006
	(Unaudited)		(Unaudited)		(Unaudited)

Personnel Cost	$-	$-	$2,041	$-	$2,041	$-
Office Expense	-	-	655	-	655	-
Professional Fees (Acctg, Legal, etc.)		-	689	1,110	689	1,110

Offering Costs:
Selling Commissions	-	344	-	-	-	344
Discounts	-	14	-	-	-	14
Dealer Manager Fee	-	126	-	-	-	126
Expense Reimbursements	-	126	-	-	-	126

Acquisition Fees	-	101	-	-	-	101
Leasing Fees	772	777	-	-	772	777
Property Management Fees	-	-	-	1,360	-	1,360

Total, excluding litigation cost	$772	$1,488	$3,385	$2,470	$4,157	$3,958

Litigation Cost	-	-	1,513	-	1,513	-

Total, including litigation cost	$772	$1,488	$4,898	$2,470	$5,670	$3,958

Bad Debt.  The increase in bad debt of $0.3 million is primarily a result of additional bad debt reserves recorded due to an increase in the accounts receivable balance of $0.6 million at September 30, 2007, as compared to the balance at September 30, 2006.

Operating Income.  Operating income was $3.7 million for the nine months ended September 30, 2007, as compared to $7.0 million for the nine months ended September 30, 2006, a decrease of $3.3 million or 47%.   The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

Net Income.   Income before minority interests was $0.3 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively.  Net income was $0.2 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in net income was the result of the items discussed above in expenses and revenue.

Funds From Operations and Adjusted Funds From Operations

We believe that Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) are appropriate supplemental measures of operating performance because these measures help investors compare our operating performance relative to other REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of unconsolidated partnerships and joint ventures.  We calculate FFO in a manner consistent with the NAREIT definition.

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

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$172	$603	$167	$2,025
Minority interest in income of operating partnership	104	371	100	1,288
Depreciation and amortization of real estate assets	1,561	1,472	4,671	4,679
Gain on sale of real estate	(148)	-	(148)	-
FFO	1,689	2,446	4,790	7,992
Tenant improvements	(259)	(231)	(497)	(629)
Leasing commissions	(213)	(160)	(772)	(777)
Change in fair value of derivatives	45	199	29	4
Straight-line rents	(275)	(141)	(330)	(245)
Above (below) market lease value	20	24	60	56
AFFO	$1,007	$2,137	$3,280	$6,401

Liquidity and Capital Resources

Overview

Our primary liquidity demands are distributions to the holders of our common shares and OP Units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

 Primary sources of capital for funding our acquisitions and redevelopment programs are our $75 million revolving credit facility, cash generated from sales of properties that no longer meet investment criteria, cash flow generated from operating activities and bank debt.

Our capital structure also includes non-recourse secured debt that we assumed or initiated on certain properties.  We hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the nine months ended September 30, 2007, our cash provided from operating activities was $1.9 million and our total distributions were $7.1 million.  Therefore we had a cash flow shortage of approximately $5.2 million. We funded this shortage from cash by borrowing from our KeyBank credit facility and the increase in the debt on our Windsor Park Centre mortgage loan.

        During the first nine months of 2007, we incurred approximately $1.5 million in legal costs as a result of the ongoing litigation with Mr. Hartman and Hartman Management, LP.  We do not know when this litigation will be fully resolved.  The continued legal cost associated with this litigation may have a significant impact on our cash flow.  We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures, litigation costs and scheduled debt payments during the next twelve months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

Sources and Use of Capital

As of September 30, 2007, we had two active loans:

    Revolving Credit Facility

We have a revolving credit facility with a consortium of banks.  The credit facility is secured by a pledge of the partnership interests in WROP III, a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility.  At September 30, 2007, WROP III owned 35 properties.

As of September 30, 2007 and December 31, 2006, the balance outstanding under the credit facility was $73.5 million and $61.2 million, respectively, and the availability to draw was $1.5 million and $13.8 million, respectively.

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

The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus 0.5%.  LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of nine contracts at any time. The effective interest rate as of September 30, 2007 was 7.03% per annum.

Interest only is payable monthly under the loan with the total amount of principal due at maturity on March 11, 2008.  The loan may be prepaid at any time in part or in whole, provided that the credit facility is not in default.  If LIBOR pricing is elected, there is a prepayment penalty based on a “make-whole” calculation for all costs associated with prepaying a LIBOR borrowing.

We expect to renew this revolving credit facility prior to maturity.

                Mortgage Loan on Windsor Park Centre

On March 1, 2007, we obtained a $10 million loan to pay off the loan obtained upon the acquisition of the Windsor Park property and to provide funds for future acquisitions.  The mortgage loan is secured by the Windsor Park property which is owned by WROC IV, a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the Windsor Park property.  On March 1, 2007, we conveyed ownership of the Windsor Park property from the Operating Partnership to WROC IV in order to secure the $10 million mortgage loan.

The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum.  The balance of the note is payable in full on March 1, 2014.  The loan balance is approximately $9.9 million at September 30, 2007.

Cash and cash equivalents on September 30, 2007 totaled $19.9 million, compared to $8.3 million  on December 31, 2006.  The net increase in cash and cash equivalents during this period was $11.6 million.  Net cash provided by operations during this period was $1.9 million, net cash used for investing activities during this period was $0.5 million and net cash provided by financing activities during this period was $10.2 million.  On September 28, 2007 we drew $8.3 million on our line of credit which was used for the purchase of the Pima Norte Asset on October 4, 2007.  For further discussion of this acquisition see Note 14 to the consolidated financial statements.

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

Total Contractual Cash Obligations.  A summary of our contractual cash obligations, as of September 30, 2007, is as follows (in thousands):

Payment due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1Year	Years	Years	5 Years

Long-Term Debt Obligations	$83,610	$73,680	$-	$-	$9,930

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	-	-	-	-	-

Total	$83,610	$73,680	$-	$-	$9,930

Property Acquisitions.  During the first nine months of 2007 and the year ended December 31, 2006, we have acquired no properties.  Subsequent to September 30, 2007, we acquired a 33,405 square foot commercial property in Carefree, Arizona which is adjacent to North Scottsdale.  The property, which is called Pima Norte, was purchased for $8.3 million and was funded from our bank line of credit.  We estimate that we will have approximately $10.2 million invested in the property after the remaining build out is completed.

Property Redevelopment.   We will begin redevelopment in November of 2007 to add 5,000 square feet of space and upgrade the Westchase Plaza Retail and Office Center located in Houston, Texas.

  We expect to redevelop an additional ten properties over the next 15 months to improve their asset values and returns.

Property Dispositions.  On July 26, 2007 we sold a 2.4 acre parcel of vacant land adjacent to our South Shaver retail property located in Houston, Texas for a sales price of $0.3 million.

Distributions – the following distributions for common shares and OP units were paid or declared payable during the three months ended September 30, 2007 and 2006 (in thousands):

		2007	Per Share	2006	Per Share
Period	Status	Amount	/OP Unit	Amount	/OP Unit
July - September	Paid	$2,371	$ 0.15	$2,260	$ 0.15
October - December	Payable	$2,371	$ 0.15	$2,294	$ 0.15

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of September 30, 2007 and December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We use fixed and variable-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Interest rate swaps with major financial institutions are used to manage a portion of this risk  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  At September 30, 2007, we had fixed-rate debt of $80.1 million and variable rate debt of $3.5 million, after adjusting for the net effect of $70 million notional amount of interest rate swaps.  At December 31, 2006 we had fixed-rate debt of $35.1 million and variable rate debt of $31.2 million, after adjusting for the net effect of $30 million notional amount of interest rate swaps.

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

As reported in our annual report on Form 10-K for the year ended December 31, 2006, our independent registered public accounting firm, in the course of the audit of our financial statements, brought to management’s attention two material weaknesses in our internal controls:  (1) inadequate controls and procedures in place to effectively monitor and record non-routine transactions and (2) inadequate controls and procedures in place to effectively manage certain spreadsheets that support the financial reporting process.  Controls over completeness, accuracy, validity, and review of certain spreadsheet information that supports the financial reporting process either were not designed appropriately or did not operate as designed.  As a result of these deficiencies, our accounting personnel may not process and record transactions or compile data appropriately that require recognition in our financial accounting records.  Accordingly, errors in our accounting for certain revenues and other profit and loss items may occur and may not be detected.  A material weakness (within the meaning of the Public Company Accounting Oversight Board Accounting Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that result in more than a remote risk that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.

We are in the process of remediating the material weakness through the following action plan:
•	Engagement of external consultant to assist in documenting and establishing processes and controls that support financial reporting.
•	Elimination of several spreadsheets which support financial reporting processes through implementation of a fixed asset software and further utilization of our accounting and billing software.

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

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the members of our Board, and our Chief Operating Officer, John J. Dee.  The counterclaim has since been amended to drop the claims against the individual defendants with the exception of our current Chief Executive Officer, James C. Mastandrea, and Mr. Dee.  The amended counterclaim asserts claims against us for alleged breach of contract and alleges that we owe Mr. Hartman and Hartman Management fees for the termination of an advisory agreement.  The amended counterclaim asserts claims against Messrs. Mastandrea and Dee for tortuous interference with the advisory agreement and a management agreement and conspiracy to seize control of us for their own financial gains.  We have indemnified Messrs. Mastandrea and Dee to the extent allowed by our governing documents and Maryland law.  The amended counterclaim also asserts claims against our prior outside law firm and one of its partners.

Hartman has non-suited without prejudice our prior outside law firm and its partner.

On October 2, 2007, Mr. Hartman and Hartman Management L.P. filed their Second Amended Answer and Second Amended Counterclaim which deleted the claims for negligence, fraud and breach of fiduciary duty.  However, this pleading asserts claims for tortuous Interference with prospective relations and a cause of action against Mr. Mastandrea for Defamation.  The new claims are closely linked and basically allege that Mr. Mastandrea and Mr. Dee have defamed Mr. Hartman and have attempted to destroy his ability to continue to obtain investors and generally ruined his reputation in the commercial real estate community.  Mr. Hartman and Hartman Management L.P. seek exemplary damages for these causes of action.

Limited discovery has been conducted in this case as of the date of this report, especially on the newly raised claims, and therefore, it is too early to express an opinion regarding the likelihood of an adverse outcome on the counterclaim, although we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

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

Both parties have filed Motions for Temporary Injunction.   The REIT sought to prevent Mr. Hartman’s continued attempts to solicit written consents to replace our Board and Hartman sought to prohibit the changes in the REIT’s bylaws described above.  On April 6, 2007, the trial Court granted our Motion for Temporary Injunction and denied the Motion for Temporary Injunction filed by Mr. Hartman.  The Court found that the changes to the bylaws and declaration of trust were valid.  The Court granted our Motion to Dismiss, dismissing many of Mr. Hartman and Hartman Management’s claims.  After the ruling, the group of shareholders who were seeking to intervene dismissed their intervention.

On October 26, 2007, the Court of Appeals for the Fifth Circuit issued an opinion affirming the above referenced judgment of the Federal District Court.

However, because the opinion of the Court of Appeals is so recent, and counsel for both parties have not had the opportunity to discuss the effect of this opinion, it is too early to express an opinion concerning the likelihood  of whether either party will pursue any further action in this matter.

Other

We are a participant in various other legal proceedings and claims that arise in the ordinary course of our business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

As of September 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market Information

There is no established trading market for our common shares of beneficial interest. As of October 31, 2007, we had 10,001,269 common shares of beneficial interest outstanding held by a total of approximately 1,428 shareholders.

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

No shares were offered to investors during the 3rd quarter of 2007.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

3.5
First Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(ii).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on December 6, 2006)

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.24
Amendment No. 2, dated May 19, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.25
Promissory Note between HCP REIT Operating Company IV LLC and MidFirst Bank, dated March 1, 2007 (previously filed and incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.26
Amendment No. 3, dated March 26, 2007, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.27*
Amendment No. 5, dated October 31, 2007, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders

14.1*	Code of Business Conduct and Ethics effective May 14, 2007

99.1*	Insider Trading Compliance Policy effective May 14, 2007

99.2*	Nominating and Governance Committee Charter effective May 14, 2007

99.3*	Audit Committee Charter effective May 14, 2007

99.4*	Compensation Committee Charter effective May 14, 2007

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1*	Certificate pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certificate pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

________________________

*   Filed herewith.

+   Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whitestone REIT

Date: November 14, 2007	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial Officer)