Form 10-K
period 2007-12-31
Whitestone REIT
filed 2008-03-31
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number: 000-50256

(Exact Name of Registrant as Specified in Its Charter)

Maryland	76-0594970
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2600 South Gessner, Suite 500 Houston, Texas	77063

(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐     No ☒

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $100,012,690 assuming a market value of $10 per share.

As of March 31, 2008, the Registrant had 10,001,269 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference into Part III portions of our proxy statement for the 2008 Annual Meeting of Shareholders.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2007

          Unless the context otherwise requires, all references in this report to “we,” “us” or “our” are to Whitestone REIT and its subsidiaries.

Forward-Looking Statements

          This Form 10-K contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

PART I

Item 1. Business.

General

          We are a Maryland real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties. We invest in and operate retail, office and warehouse properties located in the Houston, Dallas, San Antonio and Phoenix metropolitan areas.

          We own a real estate portfolio of 37 properties containing approximately 3.1 million square feet of leasable space, located in Texas and Arizona. The portfolio has a gross book value of approximately $182 million and book equity, including minority interest, of approximately $81 million at December 31, 2007. We currently own one property, located in Phoenix, Arizona, which is under development and is expected to be leasable by mid –year 2008.

          We were organized in December 2003 for the purpose of merging with Hartman Commercial Properties REIT, a Texas real estate investment trust organized in August 1998. We are the surviving entity resulting from the merger, which was consummated on July 28, 2004. We have elected to be taxed as a REIT trust under federal income tax laws.

          Our common shares are currently not traded on a stock exchange. Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063. Our telephone number is (713) 827-9595 and we maintain an internet site at www.whitestonereit.com.

Our Strategy

          Our primary business objective is to increase shareholder value by employing a “value-add” strategy. We seek well-located small properties in major cities that are income producing with renovation potential or other upside potential, and add-value through our management and leasing expertise. The key elements of our strategy include:

•	Maximize value in current properties through operational focus and redevelopment.

•	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas.

•	Selectively dispose of properties that have little or no growth potential and reinvest the capital into properties having potential for greater returns.

•	Pare down from three current product lines (retail, office and warehouse) and focus on one or possible two product lines.

•	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures.

•	Bring liquidity to our stock by listing on a national stock exchange.

          We believe that our people are the heart of our company, our strategy and our structure. We are focused on developing a team of people that display at all times a high degree of character and competence. We believe that our people are key to our ability to generate long term shareholder value.

Our Structure

          Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. As of December 31, 2007, we owned a 62.4% interest in the Operating Partnership.

          As of December 31, 2007, we owned a real estate portfolio consisting of 37 properties located in two states. Leased to national, regional and local tenants, our retail, office and warehouse properties are primarily located throughout Texas. As of December 31, 2007, the occupancy rate at our operating properties was 86.2% based on leasable square footage compared to 83.3% as of December 31, 2006.

          We invest in commercial properties with upside potential, where our leasing and operating strategies can improve the existing properties’ value while providing superior current economic returns. We believe that investment in and operation of commercial retail real estate is a local business and we focus our investments in areas where we have strong knowledge of the local markets. The areas where a majority of our properties are located are densely populated areas in and around Houston, Dallas, San Antonio and Phoenix. We plan to further expand into markets outside of Texas and will continue to maintain our hands-on management philosophy. We look for markets with strong demographic characteristics similar to that of Houston.

          Our retail properties are primarily strip centers whose tenants consist of national, regional and local retailers. Our properties generally attract tenants who provide basic staples and convenience items to local customers. We believe sales of these items are less sensitive to fluctuations in the business cycle than higher priced retail items. No single retail tenant represented more than 2.0% of total revenues for the year ended December 31, 2007.

          During 2007 we acquired one property, a 33,400 square ft garden office property located in Phoenix, Arizona. This property was under development as of December 31, 2007. We take a very hands-on approach to ownership, and directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under long-term leases. For the year ended December 31, 2007, our total revenues were approximately $31.0 million. Approximately 72.2% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

          As of December 31, 2007, we have no assets that accounted for more that 10% of our year end consolidated total assets. 33 of our 37 properties are located in the Houston, Texas metropolitan area. See “Location of Properties” in Item 2 for further discussion regarding Houston’s economy.

Economic Factors

          The national economy softened in 2007. The residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages and declining residential housing prices nationwide. This “credit crisis” spread to the broader commercial credit markets and has generally reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, may negatively impact the volume of real estate transactions and cap rates, which could negatively impact the value of public real estate companies, including ours. While the housing market and energy prices may affect consumer spending, the vast majority of our retail properties are located in densely populated metropolitan areas and are anchored by supermarkets and discount stores, which generally provide basic necessity-type items and tend to be less affected by economic changes. Furthermore, our portfolio is primarily positioned in metropolitan areas in Texas which are forecasted to exceed the national average according to many economic measures. Our operating areas continue to show strong employment growth as compared to other large metropolitan areas. However, if these economic conditions persist in 2008 and beyond, our real estate portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.

Competition

          All of our properties are located in areas that include competing properties. The amount of competition in a particular area could impact our ability to acquire additional real estate, sell current real estate, lease space and the amount of rent we are able to charge. We may be competing with owners, including but not limited to, other REITs, insurance companies and pension funds, with access to greater resources than those available to us.

Compliance with Governmental Regulations

          Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

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

Employees

          As of December 31, 2007, we had 46 employees.

Materials Available on Our Website

          Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Materials on our website are not part of our Annual Report on Form 10-K.

Financial Information

          Additional financial information related to Whitestone REIT is included in Item 8 ‘Consolidated Financial Statements and Supplementary Data.”

Item 1A. Risk Factors.

          In addition to the other information contained in this Form 10-K the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note additional risks not presently known to us or which we currently consider immaterial may also impair our business and operations.

Risks Associated with Real Estate

Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

          Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses and reduce our cash flows and adversely affect distributions to shareholders.

Turmoil in capital markets could adversely impact acquisition activities and pricing of real estate assets.

          Volatility in capital markets could adversely affect acquisition activities by impacting certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

          The Americans with Disabilities Act (“ADA”) and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.

Competition could limit our ability to lease our properties or increase or maintain rental income.

          There are numerous alternatives which compete with our properties in attracting tenants. Our properties compete directly with other commercial properties which are available for rent or purchase in the markets in which our properties are located. This competitive environment could have a material adverse effect on our ability to lease our properties or any newly developed or acquired property, as well as on the rents charged.

Risks Associated with Our Operations

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

          Actual cash available for dividends may vary substantially from estimates. If our cash dividends exceed the amount of cash available for dividends, we may need to fund the shortage out of working capital, borrowings under our lines of credit or by obtaining other debt, which would reduce the amount of proceeds available for real estate investments. During the year ended December 31, 2007, our cash provided from operating activities was $4.6 million and our total distributions were $9.5 million. Therefore we had distributions in excess of cash flow for operations of approximately $4.9 million. Our primary funding for paying dividends in excess of cash flow from operations was borrowing from our credit facility and the increase in the debt on our Windsor Park Centre mortgage loan.

Because of the lack of geographic diversification of our portfolio, an economic downturn in the Texas metropolitan areas could adversely impact our operations and ability to pay dividends to our shareholders.

          The majority of our assets and revenues are currently derived from properties located in Texas metropolitan areas. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. If Texas experiences a significant economic downturn, our ability to locate and retain financially sound tenants may be adversely impacted. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the lack of geographic diversity among our current assets, if Texas experiences an economic downturn, our operations and ability to pay dividends to our shareholders could be adversely impacted.

Our Properties have significant deferred maintanence which will affect our ability to lease the properties, the types of tenants we are able to attract, and cash flow available for dividends

          In 2007 we had property condition assessments (“PCA’s”) performed on 20 of our properties. The PCA’s were performed as a result of the litigation with our former External Manager and were to determine the amount of deferred maintanence that existed on the properties as of October 2006. The PCA’s indicated that approximately $25 million in deferred maintanence existed on our properties as of October 2006. The majority of these repairs relate to roofing ($10.3 million), parking lots ($3.6 million), structural ($3.3 million) and HVAC ($2.6 million). The significance of the deferred maintanence affects our ability to lease the vacant spaces and the types of tenants we are able to attract. During 2007 we began to address these needed repairs and spent approximately $1 million more on repairs than in 2006. Although we intend to judicially address the needed repairs over the next several years, they will have a significant affect on our cash available to pay dividends.

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

          We acquired 27 of the 37 properties we owned as of December 31, 2007, from entities controlled by Mr. Hartman. We acquired these properties by paying cash or issuing our commons shares of beneficial interest or units of the Operating Partnership that are convertible into our common shares. No third parties were retained to represent or advise these selling entities or us, and the transactions were not conducted on an “arm’s-length” basis.

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

Approximately 38% of our gross leasable area is subject to leases that expire prior to December 31, 2010.

          As of December 31, 2007, approximately 38% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2010. We are subject to the risk that:

•	tenants may choose not to renew these leases;

•	we may not be able to re-lease the space subject to these leases; and

•	the terms of any renewal or re-lease may be less favorable than the terms of the current leases.

          If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Litigation with Allen R. Hartman and Hartman Management.

          We are currently involved in litigation with our former Chief Executive Officer, Allen R. Hartman, and manager and advisor, Hartman Management, L.P. While we intend to vigorously defend against claims brought by Mr. Hartman and Hartman Management and vigorously prosecute our claims against Mr. Hartman and Hartman Management, there can be no assurances that we will ultimately prevail. Even if we do ultimately prevail in these lawsuits, we may continue to incur significant legal costs to do so. For more discussion, see Legal Proceedings and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies.

Defending an adversarial shareholder campaign could be costly to shareholders, take managements attention from day to day business operations and interfere with the execution of our strategic plan.

          Our former Chief Executive Officer, Allen R. Hartman owns approximately 2.9% of the voting shares of the REIT. If Mr. Hartman were to convert his ownership interests in the Operating Partnership into REIT common shares, Mr. Hartman would own approximately 12.3% of the REIT’s voting shares. Mr. Hartman is also the general partner of a partnership which owns 1.2 million OP units which are convertible into REIT common shares. Mr. Hartman has mounted an adversarial shareholder campaign with our shareholders and has attempted to replace our current executive management and board of trustees. Defending this campaign could be costly to shareholders, take managements attention from day to day business operations and interfere with the execution of our strategic plan.

Loss of our key personnel could adversely affect the value of our common shares of beneficial interest and operations.

          We are dependent on the efforts of our key executive personnel. Although we believe qualified replacements could be found for these key executives, the loss of their services could adversely affect the value of our common shares of beneficial interest and operations.

Risks Associated with Our Indebtedness and Financing

Our debt agreements impose limits on our operations and our ability to make distributions to our shareholders.

          The agreements relating to the debt we incur contain financial and operating covenants that may limit our ability to make distributions or other payments to our shareholders. Our existing credit facilities contain financial and operating covenants, including:

•	debt service coverage of at least 1.4 to 1.0;

•	loan-to-value ratio of a borrowing base pool to total funded loan balance of at least 1.67 to 1.00;

•	total debt not to exceed 60% of fair market value of our real estate assets;

•	the ratio of secured debt to fair market value of our real estate assets not to exceed 40%;

•	interest coverage ratio of at least 1.55 to 1.0;

•	we must hedge certain amounts of variable interest rate debt;

•	maintenance of specific levels of insurance; and

•	limitations on our ability to make distributions or other payments to our shareholders, sell assets or engage in mergers, consolidation or make certain acquisitions.

          Failure to comply with these covenants could result from, among other things, changes in our results of operations, incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to fund our operations and conduct our business. Failure to comply with any of these covenants could result in a default under our credit agreement or other debt agreements we may enter into in the future. A default could cause one or more of our lenders to accelerate the timing of payments which could force us to dispose of one or more of our properties, possibly on disadvantageous terms. For more discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources

We may incur losses on interest rate hedging arrangements.

          Periodically, we have entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness which is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks.

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

If we are unable to retain key personnel, our revolving credit facility could be in default and immediately due.

          In the event that James C. Mastandrea, for any reason, ceases to retain the title of Chief Executive Officer of the Trust and to perform the functions typically performed under such office and to be actively involved in strategic planning and decision-making for the Trust, unless within six months after such failure, the Board of Directors or Board of Trustees has duly elected or appointed a qualified substitute to replace such individual who is acceptable to our bank in its sole discretion, our bank may declare our loan in default and all amounts immediately due.

In the event we have a change of control, our revolving credit facility could be in default and immediately due.

          If we have the occurrence of any transaction in which any “person” or “group” (within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of voting rights applicable to the Trust ordinarily entitled to vote in the election of directors or trustees, empowering such “person” or “group” to elect a majority of the Board of Directors or Board of Trustees of the Trust, who did not have such power before such transaction, our bank could declare our loan in default and all amounts immediately due.

          Risks Associated with Income Tax Laws

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

Changes in the tax law may adversely affect our REIT status

          The discussions of the federal income tax considerations are based on current tax laws. Changes in the tax laws could result in tax treatment that differs materially and adversely from that described herein.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties.

General

          At December 31, 2007, we owned 37 commercial properties located in two states. We own 33 properties located in the Houston, Texas, two properties located in Dallas, Texas, one property located in San Antonio, Texas and one property in Phoenix, Arizona. Our properties consist of 19 retail centers with approximately 1,293,000 square feet of gross leasable area, 11 warehouse properties with approximately 1,202,000 square feet of gross leasable area and seven office buildings with approximately 599,000 square feet of gross leasable area and 33,000 square feet under development. We expect the Arizona property, which is under development, to be leaseable by mid 2008. Each property is designed to meet the needs of surrounding local communities. As of December 31, 2007, our properties contain approximately 3,093,000 square feet of gross leasable area. As of December 31, 2007, our retail, warehouse and office properties were approximately 83.2%, 89.1% and 87.1% leased, respectively.

          As of December 31, 2007, we had one property that accounted for more than 10% of total gross revenue. Uptown Tower is an office building located in Dallas, Texas that was acquired during 2005 and accounts for 11.4% of our total revenue and 9.7% of real estate assets, net of accumulated depreciation.

Location of Properties

          Of our 37 properties, 36 are located in Texas, with 33 being located in the greater Houston metropolitan statistical area. These 33 represent 78% of our rental income for the year ended December 31, 2007.

          We believe that the Houston real estate market and economy are strong, boasting excellent long-term growth prospects. The Houston workforce is concentrated in energy, chemicals, information technology, aerospace sciences and medical sciences. The Houston area ranked first in Texas for employment growth in 2006, with a growth rate of 4.1%. The most recent job growth data indicates that the Houston area gained approximately 100,000 new jobs in 2007, ranking the metro area first in the country in job growth

Houston Highlights

•	Houston is the largest city in Texas and the 4th largest city in the U.S.

•	Houston ranks 4th among U.S. metro areas in number of corporate headquarters for Fortune 500 companies.

•	Houston is a key center for international finance with 21 foreign banks from 10 different nations.

•	The Houston metro area’s population base grew by 797,700 people from 2000 to 2006, ranking the area third in population growth during the period.

•	The Houston metro area grew by 127,500 people during 2007.

General Physical Attributes

          The following table lists, for all properties owned by us on December 31, 2007, the year each property was developed or significantly renovated, the total leasable area of each property and the purchase price we paid for each property.

Property Name	Location	Year Developed/ Renovated	Total Leasable Area (Sq. Ft.)	Purchase Price (in thousands)

Retail Properties:
Bellnott Square	Houston	1982	73,930	$5,792
Bissonnet/Beltway	Houston	1978	29,205	2,361
Centre South	Houston	1974	44,543	2,077
Garden Oaks	Houston	1954	95,046	6,578
Greens Road	Houston	1979	20,507	1,637
Holly Knight	Houston	1984	20,015	1,613
Kempwood Plaza	Houston	1974	112,359	2,532
Lion Square	Houston	1980	119,621	5,835
Northeast Square	Houston	1984	40,525	2,573
Providence	Houston	1980	90,327	4,594
South Richey	Houston	1980	69,928	3,362
South Shaver	Houston	1978	21,926	817
SugarPark Plaza	Houston	1974	95,032	8,906
Sunridge	Houston	1979	49,359	1,462
Torrey Square	Houston	1983	105,766	4,952
Town Park	Houston	1978	43,526	3,761
Webster Point	Houston	1984	26,060	1,870
Westchase	Houston	1978	42,924	2,173
Windsor Park	San Antonio	1992	192,458	13,103

			1,293,057	$75,998

Warehouse Properties:
Brookhill	Houston	1979	74,757	973
Corporate Park Northwest	Houston	1981	185,627	7,840
Corporate Park West	Houston	1999	175,665	12,822
Corporate Park Woodland	Houston	2000	99,937	5,982
Dairy Ashford	Houston	1981	42,902	1,437
Holly Hall	Houston	1980	90,000	3,123
Interstate 10	Houston	1980	151,000	3,908
Main Park	Houston	1982	113,410	4,049
Plaza Park	Houston	1982	105,530	4,195
Westbelt Plaza	Houston	1978	65,619	2,733
Westgate	Houston	1984	97,225	3,448

			1,201,672	$50,510

Office Properties:
9101 LBJ Freeway	Dallas	1985	125,874	8,093
Featherwood	Houston	1983	49,670	2,959
Pima Norte	Phoenix	2007	Under Development	8,248
Royal Crest	Houston	1984	24,900	1,864
Uptown Tower	Dallas	1982	253,981	17,171
Woodlake Plaza	Houston	1974	106,169	5,533
Zeta Building	Houston	1982	37,740	2,457

			598,334	$46,326

Grand Totals			3,093,063	$172,834

General Economic Attributes

          The following table lists certain information that relates to the rents generated by each property, the anchor or largest tenant at the property and the date the anchor or largest tenant’s leases expires. All of the information contained in this table is current as of December 31, 2007.

Property Name	Percent Leased	Total Annualized Base Rent (in thousands)	Effective Net Rent Per Sq. Ft.	Anchor or Largest Tenant	Lease Expiration Date

Retail Properties:
Bellnott Square	43.0%	$637	$8.61	American Audio	6/30/10
Bissonnet/Beltway	71.7%	425	14.56	Lydia & Ajibade Owoyemi	9/30/09
Centre South	63.4%	370	8.31	Carlos Alvarez	12/31/16
Garden Oaks	70.9%	969	10.19	Bally Total Fitness	12/31/12
Greens Road	100.0%	372	18.15	Celaya Meat Market	3/31/12
Holly Knight	100.0%	426	21.27	Quick Wash Laundry	9/30/09
Kempwood Plaza	65.5%	928	8.26	Dollar General	1/31/09
Lion Square	98.7%	1,370	11.45	Asian Supermarket	4/30/23
Northeast Square	84.9%	437	10.79	Sultan Allana / 99 Cents Only	11/30/08
Providence	98.4%	998	11.17	99 Cents Only	1/31/09
South Richey	100.0%	663	9.48	Kroger Food Store # 303	2/28/11
South Shaver	86.9%	276	12.60	EZ Pawn	11/30/12
SugarPark Plaza	100.0%	1,354	14.25	Marshall’s	1/31/13
Sunridge	85.4%	505	10.22	Crece, Inc.	2/28/18
Torrey Square	85.4%	916	8.66	99 Cents Only Stores Texas	9/14/08
Town Park	100.0%	889	20.46	Raphael & Elvira Ortega	12/31/13
Webster Point	68.0%	240	9.22	Straus Frank Enterprises	11/30/12
Westchase	85.5%	521	12.13	Apolinar & Leticia	11/30/11
Windsor Park	82.3%	1,986	10.32	Sports Authority	8/31/15

	83.2%	$14,282	$11.05

Warehouse Properties:
Brookhill	100.0%	411	5.50	Umer Ahmad	7/31/09
Corporate Park Northwest	84.8%	1,606	8.65	Region IV Education	1/31/11
Corporate Park West	92.1%	1,798	10.24	LTC Pharmacy Services	5/31/09
Corporate Park Woodland	100.0%	1,192	11.93	Carrier Sales & Distribution	7/31/08
Dairy Ashford	98.8%	198	4.61	Houston Fellowship Church	11/30/14
Holly Hall	100.0%	646	7.18	The Methodist Hospital	12/31/11
Interstate 10	81.3%	785	5.20	River Oaks L-M, Inc.	12/31/08
Main Park	96.7%	769	6.78	Transport Sales Associates	8/31/08
Plaza Park	82.1%	893	8.46	American Medical	5/31/11
Westbelt Plaza	83.6%	484	7.38	Hartman Management, L.P.	M-to-M
Westgate	72.1%	446	4.59	TVI, Inc.	6/30/12

	89.1%	$9,228	$7.68

Office Properties:
9101 LBJ Freeway	81.1%	2,139	16.98	Compass Insurance	1/31/11
Featherwood	85.7%	793	15.97	Sage Environmental	4/30/10
Royal Crest	75.0%	227	9.07	Emerald Environmental Service	12/31/09
Uptown Tower	89.9%	3,664	14.35	Brockett Davis Drake, Inc.	4/30/11
Woodlake Plaza	85.5%	1,439	13.56	Rock Solid Images	7/31/09
Zeta Building	99.0%	607	16.07	Texas Retirement & Tax Advisors	5/30/11

	87.1%	$8,869	$14.82

Grand Totals/Averages	86.2%	$32,379	$10.47

Properties Under Development:
Pima Norte	n/a	n/a	n/a	n/a	n/a

Lease Expirations

          The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

		Gross Leasable Area		Annualized Base Rent as of December 31, 2007

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Amount (in thousands)	Percent of the Total Annualized Base Rent

2008	146	426,120	13.8%	$3,736	14.8%
2009	168	487,452	15.8	5,186	20.5
2010	106	260,754	8.4	3,133	12.4
2011	115	408,380	13.2	4,482	17.7
2012	98	309,255	10.0	3,443	13.6
2013	46	228,696	7.4	2,387	9.5
2014	16	90,552	2.9	879	3.5
2015	22	122,599	4.0	933	3.7
2016	5	39,851	1.3	297	1.2
2017	3	18,460	0.6	153	0.6

Total	725	2,392,119	77.3%	$24,629	97.5%

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

Hartman Commercial Properties REIT and Hartman REIT Operating Partnership, L.P. v. Allen R. Hartman and Hartman Management, L.P., in the 333rd Judicial District Court of Harris County, Texas

In October 2006, we terminated our Chief Executive Officer, Allen R. Hartman, and our former manager and advisor, Hartman Management, L.P. The same day, we filed this lawsuit seeking damages for breach of contract, fraudulent inducement, and breach of fiduciary duties. Our new management approached Mr. Hartman about cooperatively turning over operations of the company but Mr. Hartman ousted them from his offices. We then sought an emergency court order requiring Mr. Hartman to turn over control to new management. Mr. Hartman opposed this legal relief. The court issued an order requiring him to turn over control of the company.

As part of the change from Mr. Hartman to new management, the company asked Mr. Hartman to agree to a timeline for turning over specific operations and bank accounts. Mr. Hartman refused, so we had to file another request with the court to require Mr. Hartman’s compliance. Only after we filed the request with the court did Mr. Hartman relent and agree to a turnover timeline. During the turnover process, however, Mr. Hartman denied the company access to its own books and records and we had to go back to court to enforce the previously entered order that turned over the company to present management.

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the individual members of our Board, our Chief Operating Officer, John J. Dee, and our prior outside law firm and one of its partners. The counterclaims claimed that we had breached our contracts with Mr. Hartman and Hartman Managment and committed tortious interference with contract, intentional infliction of emotional distress, and conspiracy. We prepared defenses to these counterclaims.

Subsequent to our preparations, Mr. Hartman and Hartman Management retained new attorneys. The new attorneys filed amended counterclaims on behalf of Mr. Hartman and Hartman Management and dropped the claims against the individual members of our Board, with the exception of our Chairman, James C. Mastandrea. The amended counterclaims now also alleged negligence, fraud, and breach of fiduciary duty. We proceeded to prepare defenses in response to these amended counterclaims.

Mr. Hartman then hired a different set of attorneys and amended the counterclaims again to drop all of the claims against our prior outside law firm and its partner, many of the claims against us, and all of the claims, without prejudice, against Mr. Mastandrea and Mr. Dee. The amended counterclaim now asserts claims against us only for breach of contract and alleges that we owe Mr. Hartman and Hartman Management a fee for the termination of an advisory agreement. In communications to shareholders, Mr. Hartman represented that the termination fee, as calculated by him, could be in excess of $20 million.

We filed a motion for summary judgment on Mr. Hartman’s and Hartman Management’s claims that we breached our contracts with Hartman Management. On March 25, 2008, the court granted our motion, in part, and stated that the termination fee allegedly due under the advisory agreement was subject to the cap on total operating expenses described in Section IV.D.1 of the North American Securities Administrators Association’s Statement of Policy on Real Estate Investment Trusts.

The parties have each submitted reports of experts as to the amount of the fee due for the termination of the advisory agreement, other fees and expense reimbursements, and damages. Discovery is being conducted for this case, which has a court date of May 19, 2008. Before the court’s March 25, 2008 ruling that capped the advisory agreement termination fee, Mr. Hartman and Hartman Management claimed damages of either $4.8 million or $6.4 million plus prejudgment interest and attorneys’ fees; Whitestone maintains that no amounts are due for fees, expenses and damages and we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

Hartman Commercial Properties REIT v. Allen R. Hartman, et al; in the United States District Court for the Southern District of Texas

In November 2006, we learned that Mr. Hartman was soliciting written consents from shareholders and had sought approval from the SEC to distribute a consent solicitation to replace our Board. We asked Mr. Hartman to refrain from distributing the consent solicitation until the false and misleading information was removed. He refused, so we initiated this lawsuit and sought a Temporary Injunction to stop Mr. Hartman from distributing the consent solicitation.

Mr. Hartman and Hartman Management filed a counterclaim, alleging that certain changes to our bylaws and declaration of trust were invalid and that their enactment was a breach of fiduciary duty. Mr. Hartman sought a Temporary Injunction to prevent these changes from taking effect. These changes, among other things, staggered the terms of our Board members over three years, required a two-thirds vote of the outstanding common shares to remove a Board member and provided that our secretary may call a special meeting of shareholders only on the written request of a majority of outstanding common shares.

With Mr. Hartman's encouragement, a group of shareholders filed a motion to intervene and bring claims against us in this lawsuit. The interveners’ claims were similar to the counterclaims filed by Mr. Hartman and Hartman Management. The shareholders eventually dismissed their request to intervene with prejudice, though not before we were required to prepare defenses to their claims and move to block their intervention.

The court ordered Mr. Hartman to refrain from distributing the consent solicitation while the parties exchanged discovery and took depositions in preparation for a full hearing on the competing requests for Temporary Injunctions. On April 6, 2007, the court ruled in our favor and Mr. Hartman was ordered not to distribute the consent solicitation. Also on April 6, 2007, the court denied Mr. Hartman’s request for a Temporary Injunction challenging the changes to our bylaws and declaration of trust and the court upheld the changes to our bylaws and declaration of trust as valid exercises of the Board’s powers. The court also granted our Motion to Dismiss, dismissing many of Mr. Hartman’s and Hartman Management’s remaining claims against us.

Mr. Hartman appealed the court’s April 6, 2007 rulings to the Fifth Circuit Court of Appeals. After considering the parties’ written briefs and oral arguments held in New Orleans, the Fifth Circuit upheld the lower court’s rulings. We still have securities law claims against Mr. Hartman and Hartman Management and his remaining counterclaims are still pending against us, though no monetary damages are being sought by either side. Trial is currently set for November 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

          There is no established trading market for our common shares of beneficial interest. As of March 31, 2008, we had 10,001,269 common shares of beneficial interest outstanding held by a total of approximately 1,423 shareholders.

Public Offering Proceeds

          On September 15, 2004, our Registration Statement on Form S-11, with respect to our public offering of up to 10,000,000 common shares of beneficial interest at a price of $10.00 per share, was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 shares available pursuant to our dividend reinvestment plan to be offered at a price of $9.50 per share. The shares are offered to investors on a best efforts basis. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

          Our Board of Trustees terminated our public offering on October 2, 2006. Through December 31, 2007, approximately 2.8 million shares had been issued pursuant to our public offering with gross offering proceeds received of $28.3 million. An additional 165,000 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.6 million. Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006, may have recission rights as described in “Dividend Reinvestment Plan” below.

          The application of our gross offering proceeds from the offering are as follows (in thousands):

Description of Use of Offering Proceeds	Amount of Proceeds Utilized

Selling Commissions paid to broker/dealers not affiliated with D.H. Hill Securities, LLP	$1,644
Selling Discounts	71
Dealer Manager Fee paid to Hartman Management	705
Offering expense reimbursements paid to the Hartman Management	708
Acquisition Fees paid to Hartman Management	566

Total Offering Expenses	$3,694

Net Offering Proceeds	$26,185

Repayment of Lines of Credit	$18,300
Used for Working Capital	$7,885

          We initially used approximately $18.3 million and $7.9 million of our net proceeds from the offering to repay our lines of credit and for working capital, respectively. We subsequently purchased real estate assets by redrawing on our lines of credit and using working capital. Therefore, the ultimate use of our net offering proceeds was the acquisition of real estate assets.

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

Issuer Repurchases

          We did not repurchase any of our equity securities during 2007. Our Board has approved (but delayed the implementation of) a share redemption program that would enable shareholders to sell shares to us after holding them for at least one year under limited circumstances. Our Board could choose to amend the provisions of the share redemption program without shareholder approval. Our Board has chosen not to implement the share redemption program at this time.

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

Quarter Paid	Total Amount of Dividends Paid (in thousands)	Dividends per Share

03/31/2006	$1,526	$0.1768
06/30/2006	1,632	0.1768
09/30/2006	1,443	0.1500
12/31/2006	1,477	0.1500
03/31/2007	1,522	0.1500
06/30/2007	1,500	0.1500
09/30/2007	1,500	0.1500
12/31/2007	1,500	0.1500
03/31/2008	$1,500	$0.1500

Average Per Quarter		$0.1560

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

	Year Ended December 31,
	(in thousands, except per share data)

	2007	2006	2005	2004	2003

Operating Data:
Revenues	$30,982	$29,840	$24,919	$23,279	$20,897
Operating expenses (excluding depreciation and amortization) (1)	19,674	15,832	11,012	9,183	8,383
Depreciation and amortization	6,343	6,476	6,099	5,223	4,758

Operating income	4,965	7,532	7,808	8,873	7,756
Interest expense	(5,402)	(5,296)	(3,770)	(2,664)	(1,323)
Interest income and other	314	613	301	205	76

Income (loss) before minority interests	(123)	2,849	4,339	6,414	6,509
Minority interest in (income) loss	46	(1,068)	(1,891)	(2,990)	(3,035)

Net income (loss)	$(77)	$1,781	$2,448	$3,424	$3,474
Net income (loss) per common share	$(0.008)	$0.185	$0.310	$0.488	$0.496

Balance Sheet Data:
Real estate (net)	$154,392	$149,488	$153,965	$126,547	$120,256
Other assets	20,752	17,488	17,497	16,070	13,810

Total assets	$175,144	$167,087	$171,462	$142,617	$134,066

Liabilities	$94,262	$76,464	$83,462	$66,299	$55,183
Minority interests in Operating Partnership	28,039	31,709	34,272	36,489	37,567
Shareholders’ equity	52,843	58,914	53,728	39,829	41,316

	$175,144	$167,087	$171,462	$142,617	$134,066

Other Data:
Proceeds from issuance of common shares	$260	$9,453	$17,035	$1,472	$—
Additions to real estate	$10,234	$2,055	$31,792	$10,277	$8,242
Dividends per share (2)	$0.600	$0.625	$0.701	$0.701	$0.700
Funds from operations (3)	$6,001	$8,993	$9,851	$11,138	$10,825
Occupancy at year end	86%	83%	82%	86%	88%

(1) Operating expenses for the years ended December 31, 2007 and 2006 include approximately $2.2 million and $0.9 million, respectively, of legal costs resulting from litigation with Allen Hartman and Hartman Management, LP.

(2) The dividends per share represent total cash payments divided by weighted average common shares.

(3) We believe that Funds From Operations (“FFO”) is an appropriate supplemental measure of operating performance because it helps our investors compare our operating performance relative to other REITs. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with the NAREIT definition.

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

Overview

          We are a real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties. Our investments include retail, office and warehouse properties located in the Houston, Dallas, San Antonio and Phoenix metropolitan areas. Our properties consist of:

•	19 retail properties containing approximately 1.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $67.0 million.

•	Six office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $36.2 million.

•	11 office/warehouse properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $42.8 million.

•	One office property under development having a total carrying amount of $8.4 million, which will contain approximately 0.03 million square feet of leasable space upon completion.

          Our primary source of income and cash is rents associated with commercial leases. Our business objective is to increase shareholder value by employing a value-add investment strategy. This strategy is focused on owning and renovating commercial real estate assets in markets with positive demographic trends, achieving diversification by property type and location, and acquiring properties within our targeted returns.

          As of December 31, 2007, we had 720 total tenants. We have a diversified tenant base with our largest tenant compromising only 1.8% of our total revenues for 2007. Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

          We are a self-managed REIT, employing 46 full-time employees as of December 31, 2007. As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead.

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

          We believe that one of the most key measures of our performance is property occupancy. Occupancy for the total portfolio was 86.2% at December 31, 2007, compared to 83.3% at December 31, 2006. We completed 256 new and renewal leases during 2007 totaling 0.9 million square feet and $42.0 million in total lease value.

          In the fourth quarter of 2006, our Board approved our five year business plan. The key elements of the plan are as follows:

•	Maximize value in current properties through operational focus and redevelopment

•	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas

•	Dispose of non-core properties and reinvest the capital in redevelopment of existing properties or acquisition of core properties in high potential markets

•	Pare down from three current product lines (retail, office and warehouse) and focus on one or possible two product lines.

•	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures

•	Bring liquidity to our stock by listing on a national stock exchange

          During 2007, we have begun progress on the execution of this five year plan as described in the following sections on redevelopment, acquisitions and dispositions.

Redevelopment

          We began redevelopment in late 2007 to add 5,000 square feet of office space and upgrade the Westchase Plaza Retail and Office Center located in Houston, Texas. The total redevelopment of this center is projected to cost approximately $1.7 million and be completed by late 2008.

Acquisitions

          In October of 2007, we acquired a 33,400 square foot commercial property in Carefree, Arizona which is adjacent to North Scottsdale, for approximately $8.3 million. The property, Pima Norte, is a newly constructed one and two story class “A” executive medical office building. The property is currently under development and is expected to be leasable by mid 2008. We expect to invest approximately $2.0 million to complete the construction.

Dispositions

          On July 26, 2007, we sold a 2.4 acre parcel of vacant land next to our South Shaver retail property located in Houston, Texas for a sales price of $0.3 million.

          On December 1, 2006, we sold Northwest Place II, a 27,974 square foot office/warehouse building located in Houston, Texas for a sales price of $1.2 million.

Summary of Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. We prepared these financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. You should read Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          We have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.

          Revenue Recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rent and accounts receivable. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We have established an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

          Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense. During the year ended December 31, 2007, interest in the amount of $0.1 was capitalized on properties under development. No such amounts were capitalized in 2006 or 2005.

          Acquired Properties and Acquired Lease Intangibles. We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

          Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five to 39 years for the buildings and improvements. Tenant improvements are depreciated using the straight-line method over the life of the lease.

          Impairment. We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2007.

          Accrued Rent and Accounts Receivable. Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2007 and 2006, we had an allowance for uncollectible accounts of $1.1 million and $0.6 million, respectively. During 2007, 2006 and 2005, we recorded bad debt expense in the amount of $0.6 million, $0.4 million and $0.1 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

          Unamortized Lease Commissions and Loan Costs. Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements. Loan costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method. Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

          Federal Income Taxes. We are qualified as a real estate investment trust under the Internal Revenue Code of 1986 and are therefore not subject to Federal income taxes provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status. We believe we have continuously met these conditions since reaching 100 shareholders in 1999 (see Note 11 to the consolidated financial statements).

          Derivative Instruments. We have initiated a program designed to manage exposure to interest rate fluctuations by entering into financial derivative instruments. The primary objective of this program is to comply with debt covenants on a credit facility. We have entered into an interest rate swap agreement with respect to amounts borrowed under certain of our credit facilities, which effectively exchanges existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR rates.

          We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require for items appropriately classified as cash flow hedges that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of December 31, 2007, we have a $70.0 million dollar interest rate swap which has been designated as a cash flow hedge. The fair value of this interest rate swap is approximately ($0.4) million and is included in accounts payable and accrued expenses in the consolidated balance sheet. Additionally, for a previous interest rate swap which was not designated as a cash flow hedge, approximately ($0.03) million and $0.03 million are included in other expense and other income on the consolidated statement of income for the year ended December 31, 2007 and 2006, respectively.

New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. We adopted this interpretation during the first quarter of 2007, and it had no effect on our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect this pronouncement to have a material effect on our consolidated results of operation or financial position.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

          In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141,
“ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Liquidity and Capital Resources

          Our primary liquidity demands are distributions to the holders of our common shares and holders of units of limited partnership interest in the Operating Partnership (“OP Units”), capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

          Primary sources of capital for funding our acquisitions and redevelopment programs are our $75 million revolving credit facility, cash generated from sales of properties that no longer meet investment criteria, cash flow generated from operating activities and bank debt.

          Our capital structure also includes non-recourse secured debt that we assumed or originated on certain properties. We hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

          During the year ended December 31, 2007, our cash provided from operating activities was $4.6 million and our total distributions were $9.5 million. Therefore we had distributions in excess of cash flow from operations of approximately $4.9 million. Our primary funding for paying dividends in excess of cash flow from operations was borrowing from our credit facility and the increase in the debt on our Windsor Park Centre mortgage loan.

          During the year ended December 31, 2007, we incurred approximately $2.2 million in legal costs as a result of the ongoing litigation with Mr. Hartman and Hartman Management, LP. For a full discussion of the litigation with Mr. Hartman and Hartman Management see Item 3 – Legal Proceedings. We do not know when this litigation will be fully resolved. The continued legal cost associated with this litigation may have a significant impact on our cash flow. We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures, litigation costs and scheduled debt payments during the next 12 months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

          Cash and Cash Equivalents

          We had cash and cash equivalents of $10.8 million at December 31, 2007, as compared to $8.3 million on December 31, 2006. The increase of $2.5 million was primarily the result of the following:

                    Sources of Cash

•	Cash flow from operations of $4.6 million for the year ended December 31, 2007.

•	Net proceeds of $17.1 million from our credit facility and refinancing of our Windsor Park Centre property.

•	Repayment of note receivable of $0.6 million. We originally issued this note receivable in 2003 in conjunction with the sale of a property.

Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $9.5 million.

•	Additions to real estate of $10.2 million.

          We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

          Debt

          As of December 31, 2007, we had two active loans:

          Revolving Credit Facility

          We have a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III, L.P. (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At December 31, 2007, WROP III owned 35 properties.

          As of December 31, 2007 and December 31, 2006, the balance outstanding under the credit facility was $73.5 million and $61.2 million, respectively, and the availability to draw was $1.5 million and $13.8 million, respectively.

          Mortgage Loan on Windsor Park Centre

          On March 1, 2007, we obtained a $10.0 million loan to pay off the loan obtained upon the acquisition of the Windsor Park property and to provide funds for future acquisitions. The mortgage loan is secured by the Windsor Park property which is owned by Whitestone REIT Operating Company IV, LLC (“WROC IV”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the Windsor Park property. On March 1, 2007, we conveyed ownership of the Windsor Park property from the Operating Partnership to WROC IV in order to secure the $10.0 million mortgage loan.

          The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum. The balance of the note is payable in full on March 1, 2014. The loan balance is approximately $9.9 million at December 31, 2007.

          For further discussion regarding specific terms of our debt, see Note 9 of the Consolidated Financial Statements.

          Capital Expenditures

          We continually evaluate our properties performance and value. We may determine it is best to invest capital in properties we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to invest in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

          Contractual Obligations

          As of December 31, 2007, we had the following contractual debt obligations (see Note 9 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Payment due by period

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-Term Debt Obligations	$83,461	$73,562	$—	$—	$9,899

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	—	—	—	—	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$83,461	$73,562	$—	$—	$9,899

Distributions

          During 2007, we paid dividends to our common shareholders and distributions to our OP Unit holders of $9.5 million, compared to $9.8 million in 2006. Common shareholders and OP Unit holders receive monthly dividends and distributions, respectively. Payments of dividends and distributions are declared quarterly and paid monthly. The dividends paid to common shareholders and distributions paid to OP Unit holders follow (in thousands):

	Common Shareholders	Minority Interest OP Unit Holders

2007
Fourth Quarter	$1,500	$871
Third Quarter	1,500	871
Second Quarter	1,500	871
First Quarter	1,522	871
2006
Fourth Quarter	1,477	871
Third Quarter	1,443	871
Second Quarter	1,632	1,005
First Quarter	$1,526	$1,006

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

          The following table provides a general comparison of our results of operations for the years ended December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006

Number of properties owned and operated	37	36
Aggregate gross leasable area (sq. ft.)	3,093,063	3,093,063
Ending occupancy rate	86%	83%

	(in thousands, except per share data)
Total revenues	$30,982	$29,840
Total operating expenses	26,017	22,308
Operating income	4,965	7,532
Other income (expense), net	(5,088)	(4,683)
Income (loss) before minority interests	(123)	2,849
Minority interests in the Operating Partnership	46	(1,068)
Net income (loss)	$(77)	$1,781

Funds from operations (1)	$6,001	$8,993
Dividends paid on common shares and OP Units	9,507	9,831
Per common share and OP unit	$0.60	$0.63
Dividends paid as a % of FFO	158%	109%

(1) In accordance with Regulation G, “reconciliation of non-GAAP measures,” see “Funds From Operations” following.

          Revenues

          Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $31.0 million for the year ended December 31, 2007, as compared to $29.8 million for the year ended December 31, 2006, an increase of $1.2 million or 4%. Our year end occupancy rate in 2007 was 86%, as compared to 83% at year end 2006. The majority of the increase in occupancy occurred near the end of the year in 2007 and did not have a material impact on revenue in 2007. We expect revenue to increase in 2008 as a result of this increase in occupancy. Our average gross leaseable area was approximately 3,093,000 in 2007 versus 3,127,000 in 2006. Our average annualized revenue was $10.02 per square foot in 2007, as compared to our average annualized revenue of $9.56 per square foot in 2006.

          Operating Expenses

          Our total operating expenses were $26.0 million for the year ended December 31, 2007, as compared to $22.3 million for the year ended December 31, 2006, an increase of $3.7 million, or 16.6%. The primary components of total operating expense are detailed in the table below (in thousands):

	Year Ended December 31,

	2007	2006

Property operation and maintanence	$9,165	$8,101
Real estate taxes	3,788	3,950
Property management and asset management fees to an affiliate	—	1,482
General and administrative	6,721	2,299
Depreciation and amortization	6,343	6,476

Total operating expenses	$26,017	$22,308

          Property operation and maintenance

          The increase in property operation and maintenance expenses for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is primarily the result of increased repair and maintenance costs for our properties. The majority of these costs relate to work that had been deferred prior to our managing our own properties. While these costs decreased our earnings for the year ended December 31, 2007, we believe that they will ultimately result in higher tenant satisfaction, lower tenant attrition and higher occupancy levels.

          Property management and asset management fees paid to an affiliate

          On September 30, 2006, our advisory agreement with our External Manager expired. On November 14, 2006, all property management functions were transferred to us from our external manager. As such, no external management fees were charged after November 13, 2006.

          General and Administrative Expense

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

          During the years ended December 31, 2007 and 2006, we executed new and renewal leases with a total lease value of $42.0 million and $20.0 million, respectively. Prior to October 2, 2006 we paid our former management company 6.0% of the total value of new leases and 4.0% of the total value of renewal leases. If we had executed the same volume of leases in 2006, we estimate that we would have paid an additional $1.1 million in leasing commission cost to our External Manager in 2006. Additionally, significant legal expense has been incurred in 2007 related to the ongoing litigation with our former External Manager. For a detailed discussion of the litigation, please refer to Item 3, Legal Proceedings.

          The chart below is a comparison of the total costs incurred for general and administrative services in the years ended December 31, 2007 and 2006. In order to be a meaningful comparison, the chart contains a pro forma adjustment to 2006 to show the increased lease commission cost assuming the same volume of leasing activity as 2007. Excluding legal costs related to the litigation with our former External Manager and adjusting for the incremental leasing commission that would have been paid in 2006, costs for general and administrative services in 2007 were slightly lower than in 2006.

	Capitalized in Balance Sheet		Charged to Statement of Operations		Pro Forma (1)	Total, including Pro Forma

	Year Ended December 31,		Year Ended December 31,			Year Ended December 31,
	2007	2006	2007	2006	2006	2007	2006 (1)

	(Unaudited)		(Unaudited)			(Unaudited)

Personnel Cost	$—	$—	$2,799	$—	$—	$2,799	$—
Office Expense	—	—	860	—	—	860	—

Professional Fees (Acctg, etc.)	—	—	855	1,396	—	855	1,396

Offering Costs:
Selling Commissions	—	378	—	—	—	—	378
Discounts	—	15	—	—	—	—	15
Dealer Manager Fee	—	139	—	—	—	—	139
Expense Reimbursements	—	139	—	—	—	—	139

Acquisition Fees	—	111	—	—	—	—	111
Leasing Fees	1,197	983	—	—	1,116	1,197	2,099
Property Management Fees	—	—	—	1,482	—	—	1,482

Total, excluding litigation cost	$1,197	$1,765	$4,514	$2,878	$1,116	$5,711	$5,759

Litigation Cost (2)	—	—	2,207	903		2,207	903

Total, including litigation cost	$1,197	$1,765	$6,721	$3,781	$1,116	$7,918	$6,662

(1) In order to be comparable, a pro forma adjustment is made to the 2006 lease fees to relect the additional fees that would have been paid to the former management company if they had executed the same volume of leases, as defined by total lease value, in 2006 as we executed in 2007 with our internal leasing staff.

(2) Litigation cost represent fees paid as a result of our litigation with Allen R. Hartman and Hartman Managment L.P. For further discussion regarding our ongoing litigation please refer to Item 3. Legal Proceedings.

          Operating Income

          Operating income was $5.0 million for the year ended December 31, 2007, as compared to $7.5 million for the year ended December 31, 2006, a decrease of $2.5 million or 33%. The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

          Other Income (Expense)

          Other expense increased by $0.4 million primarily as a result of the Texas Margin Tax which was enacted in 2007.

          Net Income (Loss)

          Income before minority interest was a loss of ($0.1) million for the year ended December 31, 2007, as compared to $2.8 million for the year ended December 31, 2006, a decrease of $2.9 million. Net income for the year ended December 31, 2007, was a loss of ($0.08) million, as compared to $1.8 million for the year ended December 31, 2006, a decrease of $1.9 million. These decreases are a result of the items discussed above.

Result of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          The following table provides a general comparison of our results of operations for the years ended December 31, 2006 and December 31, 2005 (dollars in thousands):

	December 31, 2006	December 31, 2005

Number of properties owned and operated	36	37
Aggregate gross leasable area (sq. ft.)	3,093,063	3,121,037
Ending Occupancy rate	83%	82%

	(in thousands, except per share data)
Total revenues	$29,840	$24,919
Total operating expenses	22,308	17,111
Operating income	7,532	7,808
Other income (expense)	(4,683)	(3,469)
Income before minority interests	2,849	4,339
Minority interests in the Operating Partnership	(1,068)	(1,891)
Net income	$1,781	$2,448

Funds from operations (1)	$8,993	$9,851
Dividends paid on common shares and OP Units	9,831	9,389
Per common share and OP unit	$0.63	$0.71
Dividends paid as a % of FFO	109%	95%

(1) In accordance with Regulation G, “reconciliation of non-GAAP measures,” see “Funds From Operations” following.

          Revenues

          Substantially all of our revenue is derived from rents received for leases at our properties. We had rental income and tenant reimbursements of approximately $29.8 million for the year ended December 31, 2006, as compared to $24.9 million for the year ended December 31, 2005, an increase of $4.9 million or 20%. Of this increase, $4.4 million or 90% was from receiving a full year of revenue on the three properties acquired during 2005. The remaining increase resulted from an increase in rental rates charged. Our average occupancy rate in

2006 was 83%, as compared to 84% in 2005, and our average annualized revenue was $9.56 per square foot in 2006, as compared to our average annualized revenue of $8.91 per square foot in 2005.

          Operating Expenses

          Our total operating expenses were $22.3 million for the year ended December 31, 2006, as compared to $17.1 million for the year ended December 31, 2005, an increase of $5.2 million, or 30%. Of this increase, $2.9 million or 56% was from having a full year of operating expenses for the three properties acquired during 2005. The primary components of operating expense are detailed in the table below (in thousands):

	Year Ended December 31,

	2006	2005

Properties acquired in 2005	$4,828	$1,461

Other Properties
Property operations and maintanence	5,229	4,584
Real estate taxes	2,993	2,774
Property management and asset management fees to an affiliate	1,266	1,354
General and administrative	2,299	1,128
Depreciation and amortizaton	5,693	5,810

	$17,480	$15,650

Total operating expenses	$22,308	$17,111

          Properties acquired in 2005

          During 2005, we acquired from unrelated parties three multi-tenant office buildings comprising approximately 0.4 million square feet of gross leasable area. The properties were acquired for cash for approximately $30.8 million. As these properties were acquired during the year, only a partial year of operating expense is included in 2005. The increase is primarily a result of a full year of operating expense in 2006 compared to a partial year in 2005.

          Real Estate Taxes

          The increase in taxes of $0.2 million is primarily a result of an approximate 8% increase in overall property values by local appraisal districts.

          Property management and asset management fees paid to an affiliate

          On September 30, 2006, our advisory agreement with the External Manager expired. On November 14, 2006, all property management functions were transferred to us from the External Manager. As such, no fees were paid to the External Manager after November 13, 2006. The property management and asset management fees paid to by the External Manager through November 13, 2006 and September 30, 2006, respectively, were $0.3 million or 24% higher than the same period in 2005.

          General and Administrative

          The increase in our general and administrative expenses of $1.2 million is primarily due to legal fees incurred in the fourth quarter of 2006 resulting from the termination of the management and advisory agreements, the termination of Mr. Hartman as our President, Secretary and Chief Executive Officer and the litigation with Mr. Hartman and Hartman Management.

          Operating Income

          Operating income was $7.5 million for the year ended December 31, 2006, as compared to $7.8 million for the year ended December 31, 2005, a decrease of $0.3 million or 4%. The primary reasons for the decrease are detailed above in Revenues and Operating Expenses.

          Other Income (Expense)

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

          Net Income

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

Funds From Operations

          The National Association of Real Estate Investment Trusts defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships. We calculate FFO in a manner consistent with the NAREIT definition.

          Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

          FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

          Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	2007	2006	2005

Net income (loss)	$(77)	$1,781	$2,448
Minority interest in income (loss) of operating partnership	(46)	1,068	1,891
Depreciation and amortization of real estate assets	6,108	6,341	5,512
(Gain) loss on sale or disposal of assets	16	(197)	—

FFO	$6,001	$8,993	$9,851

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

Inflation

          We anticipate that the majority of our leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation. In addition, many of our leases are for terms of less than five years, which allows us to adjust rental rates to reflect inflation and other changing market conditions when the leases expire. Consequently, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results.

Off-Balance Sheet Arrangements

          We have no significant off-balance sheet arrangements as of December 31, 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our credit facilities that have floating interest rates. As of December 31, 2007, we had $3.5 million of indebtedness outstanding under facilities with floating interest rates. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $0.04 million annually.

Item 8. Financial Statements and Supplementary Data.

          The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          In connection with the preparation of this Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

          During the audit of the year ended December 31, 2006, our independent registered public accounting firm brought to management’s attention two material weaknesses in internal controls: (1) Inadequate controls and procedures in place to effectively monitor and record non-routine transactions and (2) Inadequate controls and procedures in place to effectively manage certain spreadsheets that support the financial reporting process. A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. The Company implemented controls and procedures designed to remediate these material weaknesses. These controls and procedures included the automation of many of the processes that previously were performed in spreadsheets and further review of non-routine transactions. Management has ensured that these new controls and procedures are operating effectively and fully address the risks giving rise to the material weakness. Accordingly, management believes that these material weaknesses have been fully remediated as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

          The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 is not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report and therefore has not been audited by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

          Except as discussed above, there have been no other changes during the Company’s quarter ended December 31, 2007, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financing reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Trust Managers, Executive Officers and Corporate Governance

          The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2008 annual meeting.

Item 11. Executive Compensation.

          The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2008 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

          The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2008 annual meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2008 annual meeting.

Item 14. Principal Accounting Fees and Services.

          The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2008 annual meeting.

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

WHITESTONE REIT

Dated: March 31, 2008	/s/ James C. Mastandrea

James C. Mastandrea, Chairman and CEO

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

March 31, 2008	/s/ James C. Mastandrea

James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 31, 2008	/s/ David K. Holeman

David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 31, 2008	/s/ Donald F. Keating

Donald F. Keating, Trustee

March 31, 2008	/s/ Jack L. Mahaffey

Jack L. Mahaffey, Trustee

March 31, 2008	/s/ Chris A. Minton

Chris A. Minton, Trustee

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Whitestone REIT

          We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
March 31, 2008

Whitestone REIT and Subsidiary
CONSOLIDATED BALANCE SHEETS
( in thousands, except share data)

	December 31,

	2007	2006

ASSETS

Property	$181,809	$173,747
Accumulated depreciation	(27,417)	(24,259)

Property, net	154,392	149,488

Cash and cash equivalents	10,811	8,298
Escrows and acquisition deposits	486	382
Note receivable	—	604
Accrued rent and accounts receivable, net of allowance for doubtful accounts	5,611	4,762
Unamortized lease commissions and loan costs	2,958	2,890
Prepaid expenses and other assets	886	663

TOTAL ASSETS	$175,144	$167,087

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable	$83,461	$66,363
Accounts payable and accrued expenses	6,734	6,246
Tenants’ security deposits	1,664	1,455
Dividends and distributions payable	2,403	2,400

Total liabilities	94,262	76,464

Minority interests of unit holders in Operating Partnership; 5,808,337 units at December 31, 2007 and 2006	28,039	31,709

Commitments and Contingencies	—	—

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2007 and 2006	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 10,001,269 and 9,974,362 issued and oustanding at December 31, 2007 and 2006, respectively	10	10
Additional paid-in capital	72,273	72,012
Accumulated deficit	(19,210)	(13,108)
Accumulated other comprehensive loss	(230)	—

Total shareholders’ equity	52,843	58,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$175,144	$167,087

See notes to consolidated financial statements.

Whitestone REIT and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2007	2006	2005

Revenues
Rental income	$24,950	$24,644	$20,073
Tenants’ reimbursements	5,858	5,002	4,635
Other income	174	194	211

Total revenues	30,982	29,840	24,919

Operating expenses
Property operation and maintenance	9,165	8,101	5,939
Real estate taxes	3,788	3,950	3,100

Property management and asset management fees to an affiliate	—	1,482	1,406
General and administrative	6,721	2,299	567
Depreciation and amortization	6,343	6,476	6,099

Total operating expenses	26,017	22,308	17,111

Operating income	4,965	7,532	7,808

Other income (expense)
Interest income	577	386	301
Interest expense	(5,402)	(5,296)	(3,770)
Provision for income taxes	(217)	—	—
Gain (loss) on sale or disposal of assets	(16)	197	—
Change in fair value of derivative instrument	(30)	30	—

Income (loss) before minority interests	(123)	2,849	4,339

Minority interests in Operating Partnership	46	(1,068)	(1,891)

Net income (loss)	$(77)	$1,781	$2,448

Net income (loss) per common share - basic and diluted	$(0.008)	$0.185	$0.310

Comprehensive income (loss):
Net income (loss)	$(77)	$1,781	$2,448
Other comprehensive loss:
Unrealized loss on derivatives	(230)	—	—

Other comprehensive loss	(230)	—	—

Comprehensive income (loss)	$(307)	$1,781	$2,448

Weighted-average shares outstanding	9,999	9,652	7,888

See notes to consolidated financial statements.

Whitestone REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands except per share data)

					Accumulated Other Comprehensive Loss

	Common Shares		Additional Paid-in Capital
				Accumulated Deficit
	Shares	Amount				Total

Balance, December 31, 2004	7,010	$7	$45,527	$(5,705)	$—	$39,829

Issuance of common stock for cash, net of offering costs	1,866	2	16,672	—	—	16,674

Issuance of shares under dividend reinvestment plan at $9.50 per share	38	—	361	—	—	361

Net income	—	—	—	2,448	—	2,448

Dividends	—	—	—	(5,584)	—	(5,584)

Balance, December 31, 2005	8,914	$9	$62,560	$(8,841)	$—	$53,728

Issuance of common stock for cash, net of offering costs	960	1	8,501	—	—	8,502

Issuance of shares under dividend reinvestment plan at $9.50 per share	100	—	951	—	—	951

Net income	—	—	—	1,781	—	1,781

Dividends	—	—	—	(6,048)	—	(6,048)

Balance, December 31, 2006	9,974	$10	$72,012	$(13,108)	$—	$58,914

Issuance of shares under dividend reinvestment plan at $9.50 per share	27	—	261	—	—	261

Net loss	—	—	—	(77)	—	(77)

Unrealized loss on change in fair value of cash flow hedges					(230)	(230)

Dividends	—	—	—	(6,025)	—	(6,025)

Balance, December 31, 2007	10,001	$10	$72,273	$(19,210)	$(230)	$52,843

See notes to consolidated financial statements.

Whitestone REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$(77)	$1,781	$2,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,343	6,476	6,099
Minority interests in Operating Partnership	(46)	1,068	1,891
(Gain) loss on sale or disposal of assets	16	(197)	—
Bad debt expense	623	388	130
Change in fair value of derivative instrument	30	(30)	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(104)	4,956	(329)
Receivables	(1,472)	(1,308)	(369)
Due from affiliates	—	2,933	(205)
Deferred costs	(1,215)	(977)	(1,588)
Prepaid expenses and other assets	205	21	(591)
Accounts payable and accrued expenses	31	1,335	709
Tenants’ security deposits	209	14	374
Prepaid rent	88	275	215

Net cash provided by operating activities	4,631	16,735	8,784

Cash flows from investing activities:
Additions to real estate	(10,234)	(1,944)	(31,792)
Proceeds from sale of real estate	265	1,065	—
Proceeds from legal settlement		288	—
Distributions received from real estate partnership	—	—	10
Repayment of note receivable	604	25	26

Net cash used in investing activities	(9,365)	(566)	(31,756)

Cash flows from financing activities:
Dividends paid	(6,022)	(6,078)	(5,289)
Distributions paid to OP unit holders	(3,485)	(3,753)	(4,100)
Proceeds from issuance of common shares	261	9,453	17,035
Increase (decrease) in stock offering proceeds escrowed	—	(1,560)	88
Proceeds from notes payable	22,392	35,281	46,725
Repayments of notes payable	(5,752)	(41,943)	(30,926)
Payments of loan origination costs	(147)	(120)	(344)

Net cash provided by (used in) financing activities	7,247	(8,720)	23,189

Net increase in cash and cash equivalents	2,513	7,449	217
Cash and cash equivalents at beginning of period	8,298	849	632

Cash and cash equivalents at end of period	$10,811	$8,298	$849

Supplemental disclosure of cash flow information
Disposal of fully depreciated real estate	$1,844	$570	$—
Cash paid for interest	$5,344	$4,981	$3,788
Financed insurance premiums	$458	$491	$398

See notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), formerly known as Hartman REIT Operating Partnership L.P., which was formed on December 31, 1998 as a Delaware limited partnership. Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of December 31, 2007, 2006 and 2005 we owned and operated 37, 36, and 37 retail, warehouse and office properties in and around Houston, Dallas, San Antonio and Phoenix.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Consolidation

          We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of December 31, 2007, 2006 and 2005, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income or loss is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into common shares on a one for one basis (“OP Units”) changes the ownership interests of both the minority interests and Whitestone.

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

          Reclassifications

          We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income or shareholders’ equity.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

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

          Cash and Cash Equivalents

          We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2007 and 2006 consist of demand deposits at commercial banks and money market funds.

          Real Estate

          Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense. During the year ended December 31, 2007, interest in the amount of $0.1 million was capitalized on properties under development. No such amounts were capitalized in 2006 or 2005.

          Acquired Properties and Acquired Lease Intangibles. We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

          Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for the buildings and improvements. Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

          Impairment. We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2007.

          Accrued Rent and Accounts Receivable

          Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2007 and 2006, we had an allowance for uncollectible accounts of $1.1 million and $0.6 million respectively. During 2007, 2006 and 2005, we recorded bad debt expense in the amount of $0.6 million, $0.4 million and $0.1 million respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operation and maintenance expense in the consolidated statements of operations.

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

          Prepaids and Other Assets

          Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions.

          Income Taxes

          Federal - We are qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 and are therefore not subject to Federal income taxes provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status. We believe we have continuously met these conditions since reaching 100 shareholders in 1999 (see Note 11).

          State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes,” applies to the Texas Margin Tax. We have recorded a margin tax provision of $0.2 million for the Texas Margin Tax for the Year Ended December 31, 2007.

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

          We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

require for items appropriately classified as cash flow hedges that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of December 31, 2007, we have a $70 million dollar interest rate swap which has been designated as a cash flow hedge. The fair value of this interest rate swap is approximately ($0.4) million and is included in accounts payable and accrued expenses in the consolidated balance sheets. Additionally for a previous interest rate swap which was not designated as a cash flow hedge, approximately ($0.03) million and $0.03 million are included in other expense and other income on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

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

          Comprehensive Loss

          We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components. In October 2007 we entered into an interest rate swap which was designated as a cash flow hedge. The fair value of this cash flow hedge was ($0.4) million at December 31, 2007. This amount has been recorded as a reduction to minority interest and to other comprehensive loss.

          New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. We adopted this interpretation during the first quarter of 2007, and it had no effect on our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect this pronouncement to have a material effect on our consolidated results of operation or financial position.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

          In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under SFAS No. 66. EITF No. 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141,
“ Business Combinations,” which, among other things, establishes principles and requirements for how an acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our consolidated financial statements.

3. DERIVATIVES AND HEDGING

          On September 28, 2007, we entered into an interest rate swap transaction which we have designated as a cash flow hedge. The effective date of the swap transaction is October 1, 2007, has a total notional amount of $70 million, and fixes the swap rate at 4.77% plus the LIBOR margin (see Note 9) through October 1, 2008. The purpose of this swap is to mitigate the risk of future fluctuations in interest rates on our variable rate debt. We have determined that this swap is highly effective in offsetting future variable interest cash flows on variable rate debt.

          As of December 31, 2007, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $0.2 million. Within the next 12 months the balance in Accumulated Other Comprehensive Loss is expected to be amortized to Interest Expense.

          On September 28, 2007, in conjunction with the execution of the $70 million interest rate swap transaction, we terminated an interest rate swap transaction that was initiated on March 16, 2006. This swap transaction had a total notional amount of $30 million, was at a fixed rate of 5.09% plus the LIBOR margin (see Note 9) and was set to mature on March 11, 2008. As a result of this termination ($0.03) million is included in other income in our consolidated statements of operations.

4. REAL ESTATE

          During 2005, we acquired from an unrelated party one multi-tenant office building comprising approximately 106,169 square feet of gross leasable area. The property was acquired for cash in the amount of approximately $5.5 million plus closing costs.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

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

          During 2006, we sold Northwest Place II, a 27,974 square foot office/warehouse building located in Houston, Texas for a sales price of $1.2 million. A gain of $0.2 million was generated from this sale, which is reflected in our consolidated financial statements for the year ended December 31, 2006. It is anticipated that the funds received from this sale will be used for future acquisitions and/or capital improvements to existing properties. It was determined that “discontinued operations” classification was not required due to the immateriality of this property to our overall results.

          During 2007, we sold a 2.4 acre parcel of vacant land adjacent to our South Shaver retail property located in Houston, Texas for a sales price of $0.3 million. A gain of $0.1 million was generated from this sale, which is reflected in our consolidated financial statements for the three and nine months ended September 30, 2007. It is anticipated that the funds received from this sale will be used for future acquisitions and/or capital improvements to existing properties

          During 2007, we acquired from an unrelated party one office building under development. The property was acquired for cash in the amount of approximately $8.2 million plus closing costs. Upon completion we expect to have invested approximately $10.0 million in the building which will contain approximately 33,400 square feet of gross leaseable area.

          At December 31, 2007, we owned 37 commercial properties in the Houston, Dallas, San Antonio and Phoenix comprising approximately 3.1 million square feet of gross leasable area.

5. NOTE RECEIVABLE

          In January 2003, we partially financed the sale of a property we had previously sold and for which we had taken a note receivable of $0.4 million as part of the consideration. We advanced $0.3 million and renewed and extended the balance of $0.4 million still due from the original sale.

          The original principal amount of the note receivable, dated January 10, 2003, is $0.7 million. The note had monthly installments of $6,382, including interest at 7% per annum, for the first two years, and thereafter monthly installments of $7,489 with interest at 10% per annum until maturity on January 10, 2018.

          This note was paid in full on August 30, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

6. ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

          Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,

	2007	2006

Tenant receivables	$2,517	$1,941
Accrued rent	3,319	3,035
Allowance for doubtful accounts	(1,094)	(641)
Insurance claim receivables	550	427
Other receivables	319	—

Totals	$5,611	$4,762

7. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

          Costs which have been deferred consist of the following (in thousands):

	December 31,

	2007	2006

Leasing commissions	$4,733	$6,904
Deferred financing costs	2,096	1,949

	6,829	8,853

Less: accumulated amortization	(3,871)	(5,963)

Totals	$2,958	$2,890

          A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,

2008	$805
2009	613
2010	491
2011	368
2012	254
Thereafter	427

Total	$2,958

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

8. FUTURE MINIMUM LEASE INCOME

          We lease the majority of our office and retail properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

          A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2007 is as follows (in thousands):

Years Ended December 31,

2008	$24,758
2009	21,078
2010	16,807
2011	12,731
2012	9,185
Thereafter	8,600

Total	$93,159

9. DEBT

     Notes payable

          Notes payable consists of the following (in thousands):

	December 31,

	2007	2006

Mortgages and other notes payable	$9,936	$5,138
Revolving loan secured by properties	73,525	61,225

Totals	$83,461	$66,363

          As of December 31, 2007, we have two active loans which are described below:

     Revolving Credit Facility

          We have a revolving credit facility with a consortium of banks. The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III LP (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At December 31, 2007, WROP III owns 35 properties.

          As of December 31, 2007 and December 31, 2006, the balance outstanding under the credit facility was $73.5 million and $61.2 million, respectively, and the availability to draw was $1.5 million and $13.8 million, respectively.

          Outstanding amounts under the credit facility accrue interest computed (at our option) at either the LIBOR or the Alternative Base Rate on the basis of a 360 day year, plus the applicable margin as determined from the following table:

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

Total Leverage Ratio	LIBOR Margin	Applicable Base Rate Margin

Less than 60% but greater than or equal to 50%	2.40%	1.150%
Less than 50% but greater than or equal to 45%	2.15%	1.025%
Less than 45%	1.90%	1.000%

          The Alternative Base Rate is a floating rate equal to the higher of the bank’s base rate or the Federal Funds Rate plus0.5%. LIBOR Rate loans will be available in one, two, three or six month periods, with a maximum of nine contracts at any time. The effective interest rate as of December 31, 2007 was 7.03% per annum.

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

          The revolving credit facility is supported by a pool of eligible properties referred to as the borrowing base pool. The borrowing base pool must meet the following criteria:

•	We will provide a negative pledge on the borrowing base pool and may not provide a negative pledge of the borrowing base pool to any other lender.

•	The properties must be free of all liens, unless otherwise permitted.

•	All eligible properties must be retail, warehouse, or office properties, must be free and clear of material environmental concerns and must be in good repair.

•	The aggregate physical occupancy of the borrowing base pool must remain above 80% at all times.

•	No property may comprise more than 15% of the value of the borrowing base pool with the exception of Corporate Park Northwest, which is allowed into the borrowing base pool.

•	The borrowing base pool must at all times be comprised of at least ten properties.

•	The borrowing base pool properties may not contain development or redevelopment projects.

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

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

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

          On March 11, 2008, we amended our Revolving Credit Facility and extended the maturity through October 1, 2008. The amendment is filed with this Form 10-K as exhibit 10.28. The key amendments were:

•

The minimum ratio of consolidated rolling four-quarter earnings before interest, income tax, depreciation and amortization expenses to total interest expense, including capitalized interest, was reduced from a ratio of 2.0 to 1.0 to a ratio of 1.55 to 1.0.

•

The minimum ratio of consolidated earnings before interest, income tax, depreciation and amortization expenses to total interest expense, including capitalized interest, principal amortization, capital expenditures and preferred stock dividends was lowered from a ratio of 1.50 to 1.0 to a ratio of 1.40 to 1.0.

•

Declared or subsequently paid dividends will not be allowed to increase above the fourth quarter 2007 level. If the number of shares issued and outstanding decrease, then the dividend payout must decrease proportionately.

•	Outstanding amounts under the credit facility accrue interest (at our option) at either the LIBOR or the Applicable Base Rate on the basis of a 360 day year, plus the applicable margin as shown below:

•	LIBOR Margin	2.625%
•	Applicable Base Margin	1.625%

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

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

ownership of the Windsor Park property from the Operating Partnership to WROC IV in order to secure the $10 million mortgage loan.

          The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum. The balance of the note is payable in full on March 1, 2014. The loan balance is approximately $9.9 million at December 31, 2007.

Other

          On January 25, 2008 we entered into a $6.4 million term loan agreement with KeyBank. The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property that was purchased in October 2007. At December 31, 2007, WROP III owns 35 properties and WPN owns 1 property.

          Outstanding amounts under the term loan accrue interest computed at the LIBOR Rate on the basis of a 360 day year, plus 2%. Interest only is payable monthly under the loan with the total amount of principal due at maturity in July, 2009. The covenants of this agreement mirror those in our $75 million revolving credit agreement and are described above. This term loan agreement is filed with this Form 10-K as exhibit 10.29.

           We expect that we will have substantially leased this property by end of 2008 and plan to obtain long term financing on this property at the maturity of the revolving credit facility.

          Annual maturities of notes payable as of December 31, 2007, including the revolving loan, are as follows (in thousands):

Year Ended December 31,

2008	$73,562
2014	9,899

Total	$83,461

10. EARNINGS PER SHARE

          Basic earnings per share is computed using net income to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units convertible into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the years ended December 31, 2007, 2006 and 2005, are 5,808,337 OP units as their inclusion would be anti-dilutive.

	Year Ended December 31,

	2007	2006	2005

Basic and diluted earnings per share:

Net income (loss) (in thousands)	$(77)	$1,781	$2,448

Basic and diluted earnings (loss) per share	$(0.008)	$0.185	$0.310

Weighted average common shares outstanding (in thousands)	9,999	9,652	7,888

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

11. FEDERAL INCOME TAXES

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

          For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2007	2006	2005

Ordinary income (unaudited)	15.0%	36.2%	62.6%
Return of capital (unaudited)	84.1%	59.9%	37.4%
Capital gain distributions (unaudited)	0.9%	3.9%	0.0%

Total	100.0%	100.0%	100.0%

12. RELATED PARTY TRANSACTIONS

          Prior to October 2006, our day-to-day operations and portfolio of properties were managed by our former External Manager through property management and advisory agreements. Mr. Hartman, our former President, Secretary, Chief Executive Officer, and Chairman of the Board, is the sole limited partner of our former External Manager, as well as the President, Secretary, sole trustee and sole shareholder of the general partner of the External Manager.

          Mr. Hartman was removed by our Board as our President, Secretary, and Chief Executive Officer on October 2, 2006, and he resigned from our Board on October 27, 2006.

          In October 2006, our Board terminated for cause our property management agreement with our former External Manager. Our former External Manager turned over all property management functions to us on November 14, 2006.

          In addition, our Board elected not to renew our advisory agreement, dated August 31, 2004, with our former External Manager. This agreement had been extended on a month-to-month basis and ultimately expired on September 30, 2006.

          Transactions between us, our former External Manager, and Mr. Hartman are considered related party transactions and are discussed in the following paragraphs.

          In January 1999, we entered into a property management agreement with our former External Manager. Effective September 1, 2004, this agreement was amended and restated. Prior to September 1, 2004, in consideration for supervising the management and performing various day-to-day affairs, we paid our former External Manager a management fee of 5% and a partnership management fee of 1% based on effective gross revenues from the properties, as defined in the agreement. After September 1, 2004, we paid our former External Manager property management fees in an amount not to exceed the fees customarily charged in arm’s length transactions by others rendering similar services in the same geographic area, as determined by a survey of brokers and agents in that area. These fees have ranged between approximately 2% and 4% of gross revenues (as defined in the amended and restated agreement) for the management of office buildings and approximately 5% of gross revenues for the management of retail and warehouse properties.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

          Effective September 1, 2004, we entered into an advisory agreement with our former External Manager which provided that we pay our former External Manager a quarterly fee of one-fourth of .25% of gross asset value (as defined in the advisory agreement) for asset management services. In addition, the advisory agreement provided for the payment of a deferred performance fee, payable in certain events, including termination of the advisory agreement, based upon appreciation in the value of certain of our real estate assets. The advisory agreement expired by its terms on September 30, 2006.

          We incurred total management, partnership and asset management fees of $1.5 million and $1.4 million, under the advisory and management agreements for the years ended December 31, 2006 and 2005, respectively. We incurred no such fee for the year ended December 31, 2007. No management fees were payable at December 31, 2007 or 2006. We have not accrued any deferred performance fees, as we believe the amount of these fees, if any are owing, cannot be determined with reasonable certainty at this time.

          In consideration of leasing the properties, we historically paid our former External Manager leasing commissions for leases originated by our former External Manager and for expansions and renewals of existing leases. We incurred total leasing commissions to our former External Manager of $0.9 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively. No such fees were incurred for the year ended December 31, 2007. No such amounts were payable at December 31, 2007 or 2006.

          In connection with our public offering described in Note 13, we have reimbursed our former External Manager up to 2.5% of the gross selling price of all common shares sold for organization and offering expenses (excluding selling commissions and a dealer manager fee) incurred by our former External Manager on our behalf. We have paid our dealer manager, through our former External Manager by agreement between them, a fee of up to 2.5% of the gross selling price of all common shares sold in the offering. We incurred total fees of $0.5 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively. No such fees were incurred for the year ended December 31, 2007. These fees have been treated as offering costs and netted against the proceeds from the sale of common shares. On October 2, 2006, our Board elected to terminate the public offering described in Note 13.

          Also in connection with our public offering described in Note 13, our former External Manager has historically received an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for us. The advisory agreement expired by its terms on September 30, 2006. On September 30, 2006, $0.2 million of acquisition fees paid to our former External Manager had been capitalized and not yet allocated to the purchase price of a property. In accordance with the advisory agreement, our former External Manager is obligated to reimburse us for any acquisition fee that has not been allocated to the purchase price of our properties as provided for in our declaration of trust. A letter demanding payment was sent to our former External Manager on December 21, 2006, and $0.2 million is included in accrued rent and accounts receivables on our consolidated balance sheet at December 31, 2007 as reclassified from December 31, 2006 as described in Note 2 – Reclassification.

          We incurred total acquisition fees to our former External Manager of $0.2 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. No such fees were incurred for the year ended December 31, 2007. No such amounts were payable at December 31, 2007 or December 31, 2006.

          Our former External Manager was billed $0.1 million, $0.2 million and $0.1 million for office space for the years ended December 2007, 2006 and 2005, respectively. These amounts are included in rental income in our consolidated statements of operations.

          Mr. Hartman our former President, Secretary, Chief Executive Officer, and Chairman was owed $0.04 million in dividends payable on his common shares at December 31, 2007 and December 31, 2006. Mr. Hartman owned 2.9% of our issued and outstanding common shares as of December 31, 2007 and December 31, 2006.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

13. SHAREHOLDERS’ EQUITY

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

          As of December 31, 2007, 2.8 million shares had been issued pursuant to our public offering with net offering proceeds received of $24.6 million. An additional 165,000 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.6 million. Shareholders that received shares pursuant to our dividend reinvestment plan on or after October 2, 2006 may have rescission rights.

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

          At December 31, 2007 and December 31, 2006, Mr. Hartman owned 2.9% of our outstanding shares. At December 31, 2007 and December 31, 2006, our Board collectively owned 2.6% of our outstanding shares.

          Operating Partnership Units

          Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2007, we owned a 62.4% interest in the Operating Partnership.

          Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of December 31, 2007 and December 31, 2006, there were 15,448,118 and 15,421,212 OP Units outstanding, respectively. We owned 9,639,781 and 9,612,875 OP Units as of December 31, 2007 and December 31, 2006, respectively. The balance of the OP Units is owned by third parties, including Mr. Hartman and certain trustees. Our weighted-average share ownership in the Operating Partnership was approximately 62.40%, 61.53% and 56.44% for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and December 31, 2006, Mr. Hartman owned 6.9% of the Operating Partnership’s outstanding units. At December 31, 2007 and December 31, 2006, our Board collectively owned 0.4% of the Operating Partnership’s outstanding units.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

          Dividends and distributions

          The following tables summarize the cash dividends/distributions paid to holders of common shares and holders of OP Units (after giving effect to the recapitalization) during the years ended December 31, 2007 and 2006 and the quarter ended March 31, 2008.

Whitestone Shareholders

Dividend per Common Share	Date Dividend Paid	Total Amount Paid (in thousands)

0.1768	Qtr ended 03/31/06	1,526
0.1768	Qtr ended 06/30/06	1,632
0.1500	Qtr ended 09/30/06	1,443
0.1500	Qtr ended 12/31/06	1,477
0.1500	Qtr ended 03/31/07	1,522
0.1500	Qtr ended 06/30/07	1,500
0.1500	Qtr ended 09/30/07	1,500
0.1500	Qtr ended 12/31/07	1,500
0.1500	Qtr ended 03/31/08	1,500

OP Unit Holders Including Minority Unit Holders

Distribution per OP Unit	Date Distribution Paid	Total Amount Paid (in thousands)

0.1768	Qtr ended 03/31/06	2,488
0.1768	Qtr ended 06/30/06	2,594
0.1500	Qtr ended 09/30/06	2,260
0.1500	Qtr ended 12/31/06	2,294
0.1500	Qtr ended 03/31/07	2,314
0.1500	Qtr ended 06/30/07	2,317
0.1500	Qtr ended 09/30/07	2,317
0.1500	Qtr ended 12/31/07	2,317
0.1500	Qtr ended 03/31/08	2,317

14. INCENTIVE SHARE PLAN

          We have no incentive share plans in effect as of December 31, 2007.

15. COMMITMENTS AND CONTINGENCIES

The nature of our business exposes us to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract and employment disputes. We are currently involved in the following litigation:

Hartman Commercial Properties REIT and Hartman REIT Operating Partnership, L.P. v. Allen R. Hartman and Hartman Management, L.P., in the 333rd Judicial District Court of Harris County, Texas

In October 2006, we terminated our Chief Executive Officer, Allen R. Hartman, and our former manager and advisor, Hartman Management, L.P. The same day, we filed this lawsuit seeking damages for breach of contract, fraudulent inducement, and breach of fiduciary duties. Our new management approached Mr. Hartman about cooperatively turning over operations of the company but Mr. Hartman ousted them from his offices. We then sought an emergency court order requiring Mr. Hartman to turn over control to new management. Mr. Hartman opposed this legal relief. The court issued an order requiring him to turn over control of the company.

As part of the change from Mr. Hartman to new management, the company asked Mr. Hartman to agree to a timeline for turning over specific operations and bank accounts. Mr. Hartman refused, so we had to file another request with the court to require Mr. Hartman’s compliance. Only after we filed the request with the court did Mr. Hartman relent and agree to a turnover timeline. During the turnover process, however, Mr. Hartman denied the company access to its own books and records and we had to go back to court to enforce the previously entered order that turned over the company to present management.

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the individual members of our Board, our Chief Operating Officer, John J. Dee, and our prior outside law firm and one of its partners. The counterclaims claimed that we had breached our contracts with Mr. Hartman and Hartman Managment and committed tortious interference with contract, intentional infliction of emotional distress, and conspiracy. We prepared defenses to these counterclaims.

Subsequent to our preparations, Mr. Hartman and Hartman Management retained new attorneys. The new attorneys filed amended counterclaims on behalf of Mr. Hartman and Hartman Management and dropped the claims against the individual members of our Board, with the exception of our Chairman, James C. Mastandrea. The amended counterclaims now also alleged negligence, fraud, and breach of fiduciary duty. We proceeded to prepare defenses in response to these amended counterclaims.

Mr. Hartman then hired a different set of attorneys and amended the counterclaims again to drop all of the claims against our prior outside law firm and its partner, many of the claims against us, and all of the claims, without prejudice, against Mr. Mastandrea and Mr. Dee. The amended counterclaim now asserts claims against us only for breach of contract and alleges that we owe Mr. Hartman and Hartman Management a fee for the termination of an advisory agreement. In communications to shareholders, Mr. Hartman represented that the termination fee, as calculated by him, could be in excess of $20 million.

We filed a motion for summary judgment on Mr. Hartman’s and Hartman Management’s claims that we breached our contracts with Hartman Management. On March 25, 2008, the court granted our motion, in part, and stated that the termination fee allegedly due under the advisory agreement was subject to the cap on total operating expenses described in Section IV.D.1 of the North American Securities Administrators Association’s Statement of Policy on Real Estate Investment Trusts.

The parties have each submitted reports of experts as to the amount of the fee due for the termination of the advisory agreement, other fees and expense reimbursements, and damages. Discovery is being conducted for this case, which has a court date of May 19, 2008. Before the court’s March 25, 2008 ruling that capped the advisory agreement termination fee, Mr. Hartman and Hartman Management claimed damages of either $4.8 million or $6.4 million plus prejudgment interest and attorneys’ fees; Whitestone maintains that no amounts are due for fees, expenses and damages and we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

Hartman Commercial Properties REIT v. Allen R. Hartman, et al; in the United States District Court for the Southern District of Texas

In November 2006, we learned that Mr. Hartman was soliciting written consents from shareholders and had sought approval from the SEC to distribute a consent solicitation to replace our Board. We asked Mr. Hartman to refrain from distributing the consent solicitation until the false and misleading information was removed. He refused, so we initiated this lawsuit and sought a Temporary Injunction to stop Mr. Hartman from distributing the consent solicitation.

Mr. Hartman and Hartman Management filed a counterclaim, alleging that certain changes to our bylaws and declaration of trust were invalid and that their enactment was a breach of fiduciary duty. Mr. Hartman sought a Temporary Injunction to prevent these changes from taking effect. These changes, among other things, staggered the terms of our Board members over three years, required a two-thirds vote of the outstanding common shares to remove a Board member and provided that our secretary may call a special meeting of shareholders only on the written request of a majority of outstanding common shares.

With Mr. Hartman's encouragement, a group of shareholders filed a motion to intervene and bring claims against us in this lawsuit. The interveners’ claims were similar to the counterclaims filed by Mr. Hartman and Hartman Management. The shareholders eventually dismissed their request to intervene with prejudice, though not before we were required to prepare defenses to their claims and move to block their intervention.

The court ordered Mr. Hartman to refrain from distributing the consent solicitation while the parties exchanged discovery and took depositions in preparation for a full hearing on the competing requests for Temporary Injunctions. On April 6, 2007, the court ruled in our favor and Mr. Hartman was ordered not to distribute the consent solicitation. Also on April 6, 2007, the court denied Mr. Hartman’s request for a Temporary Injunction challenging the changes to our bylaws and declaration of trust and the court upheld the changes to our bylaws and declaration of trust as valid exercises of the Board’s powers. The court also granted our Motion to Dismiss, dismissing many of Mr. Hartman’s and Hartman Management’s remaining claims against us.

Mr. Hartman appealed the court’s April 6, 2007 rulings to the Fifth Circuit Court of Appeals. After considering the parties’ written briefs and oral arguments held in New Orleans, the Fifth Circuit upheld the lower court’s rulings. We still have securities law claims against Mr. Hartman and Hartman Management and his remaining counterclaims are still pending against us, though no monetary damages are being sought by either side. Trial is currently set for November 2008.

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

16. SEGMENT INFORMATION

          Our management historically has not differentiated by property types and therefore does not present segment information.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

17. SELECT QUARTERLY FINANCIAL DATA (unaudited)

          The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Revenues	$7,545	$7,568	$7,805	$8,064
Income (loss) before minority interests	(222)	214	276	(391)
Minority interest in income (loss)	84	(81)	(104)	147
Net income (loss)	(138)	133	172	(244)
Basic and diluted earnings (loss) per share	$(0.014)	$0.013	$0.017	$(0.024)

2006
Revenues	$7,414	$7,689	$7,416	$7,321
Income (loss) before minority interests	937	1,403	974	(465)
Minority interest in income (loss)	(372)	(545)	(371)	220
Net income (loss)	565	858	603	(245)
Basic and diluted earnings (loss) per share	$0.061	$0.089	$0.061	$(0.026)

18. SUBSEQUENT EVENTS

          Pima Norte Loan

          On January 25, 2008 we entered into a $6.4 million term loan agreement with KeyBank. The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property that was purchased in October 2007. At December 31, 2007, WROP III owns 35 properties and WPN owns one property.

          Outstanding amounts under the term loan accrue interest computed at the LIBOR Rate on the basis of a 360 day year, plus 2%. Interest only is payable monthly under the loan with the total amount of principal due at maturity in July, 2009. The covenants of this agreement mirror those in our $75 million revolving credit agreement and are described in Note 9. This term loan agreement is filed with this Form 10-K as exhibit 10.29.

          We expect that we will have substantially leased this property by end of 2008 and plan to obtain long term financing on this property at the maturity of the revolving credit facility.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007

          Extension of Maturity Date of our Revolving Credit Facility

          On March 11, 2008, we amended our Revolving Credit Facility and extended the maturity through October 1, 2008. The amendment is filed with this Form 10-K as exhibit 10.28. The key amendments were:

•

The minimum ratio of consolidated rolling four-quarter earnings before interest, income tax, depreciation and amortization expenses to total interest expense, including capitalized interest, was reduced from a ratio of 2.0 to 1.0 to a ratio of 1.55 to 1.0.

•

The minimum ratio of consolidated earnings before interest, income tax, depreciation and amortization expenses to total interest expense, including capitalized interest, principal amortization, capital expenditures and preferred stock dividends was lowered from a ratio of 1.50 to 1.0 to a ratio of 1.40 to 1.0.

•

Declared or subsequently paid dividends will not be allowed to increase above the fourth quarter 2007 level. If the number of shares issued and outstanding decrease, then the dividend payout must decrease proportionately.

•	Outstanding amounts under the credit facility accrue interest (at our option) at either the LIBOR or the Applicable Base Rate on the basis of a 360 day year, plus the applicable margin as shown below:

•	LIBOR Margin	2.625%
•	Applicable Base Margin	1.625%

Whitestone REIT and Subsidiary

Schedule II - Valuation and Qualifying Accounts

	(in thousands)

Description	Balance at Beginning of Period	Charged (credited) to Income	Deductions from Reserves	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2007	$641	$624	$(171)	$1,094
Year ended December 31, 2006	473	388	(220)	641
Year ended December 31, 2005	343	130	—	473

Whitestone REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

	Initial Cost (in thousands)		Costs Capitalized Subsequent to Acquisition (in thousands)		Gross Amount at which Carried at End of Period (In thousands)(1) (2)

Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total

Retail Properties:
Bellnot Square	$1,154	$4,638	$107	$—	$1,154	$4,745	$5,899
Bissonnet Beltway	415	1,947	177	—	415	2,124	2,539
Centre South	481	1,596	260	—	481	1,856	2,337
Garden Oaks	1,285	5,293	162	—	1,285	5,455	6,740
Greens Road	354	1,284	107	—	354	1,391	1,745
Holly Knight	320	1,293	67	—	320	1,360	1,680
Kempwood Plaza	733	1,798	810	—	733	2,608	3,341
Lion Square	1,546	4,289	249	—	1,546	4,538	6,084
Northeast Square	565	2,008	289	—	565	2,297	2,862
Providence	918	3,675	508	—	918	4,183	5,101
South Richey	778	2,584	194	—	778	2,778	3,556
South Shaver	184	633	60	—	71	693	764
SugarPark Plaza	1,781	7,125	25	—	1,781	7,150	8,931
Sunridge	276	1,186	57	—	276	1,243	1,519
Torrey Square	1,981	2,971	544	—	1,981	3,515	5,496
Town Park	850	2,911	175	—	850	3,086	3,936
Webster Point	720	1,150	40	—	720	1,190	1,910
Westchase	423	1,751	269	—	423	2,020	2,443
Windsor Park	2,621	10,482	—	—	2,621	10,482	13,103

	$17,385	$58,614	$4,100	$—	$17,272	$62,714	$79,986

Warehouse Properties:
Brookhill	186	788	159	$—	186	947	1,133
Corporate Park Northwest	1,534	6,306	581	—	1,534	6,887	8,421
Corporate Park West	2,555	10,267	467	—	2,555	10,734	13,289
Corporate Park Woodland	652	5,330	444	—	652	5,774	6,426
Dairy Ashford	226	1,211	90	—	226	1,301	1,527
Holly Hall	608	2,516	18	—	608	2,534	3,142
Interstate 10	208	3,700	277	—	208	3,977	4,185
Main Park	1,328	2,721	420	—	1,328	3,141	4,469
Plaza Park	902	3,294	375	—	902	3,669	4,571
West Belt Plaza	568	2,165	212	—	568	2,377	2,945
Westgate	672	2,776	113	—	672	2,889	3,561

	$9,439	$41,074	$3,156	$—	$9,439	$44,230	$53,669

Office Properties:
9101 LBJ Freeway	$1,597	$6,078	$347	$—	$1,597	$6,425	$8,022
Featherwood	368	2,591	408	—	368	2,999	3,367
Pima Norte	1,086	7,162	—	144	1,086	7,306	8,392
Royal Crest	509	1,355	90	—	509	1,445	1,954
Uptown Tower	1,621	15,551	551	—	1,621	16,102	17,723
Woodlake Plaza	1,107	4,426	527	—	1,107	4,953	6,060
Zeta Building	636	1,819	181	—	636	2,000	2,636

	$6,924	$38,982	$2,104	$144	$6,924	$41,230	$48,154

Grand Totals	$33,748	$138,670	$9,360	$144	$33,635	$148,174	$181,809

Whitestone REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2007

(Continued)

Property Name	Accumulated Depreciation (in thousands)	Date of Construction	Date Acquired	Depreciation Life

Retail Properties:
Bellnot Square	$753		1/1/2002	5-39 years
Bissonnet Beltway	749		1/1/1999	5-39 years
Centre South	543		1/1/2000	5-39 years
Garden Oaks	1,064		1/1/2002	5-39 years
Greens Road	479		1/1/1999	5-39 years
Holly Knight	447		8/1/2000	5-39 years
Kempwood Plaza	982		2/2/1999	5-39 years
Lion Square	1,091		1/1/2000	5-39 years
Northeast Square	660		1/1/1999	5-39 years
Providence	832		3/30/2001	5-39 years
South Richey	655		8/25/1999	5-39 years
South Shaver	173		12/17/1999	5-39 years
SugarPark Plaza	618		9/8/2004	5-39 years
Sunridge	264		1/1/2002	5-39 years
Torrey Square	923		1/1/2000	5-39 years
Town Park	976		1/1/1999	5-39 years
Webster Point	324		1/1/2000	5-39 years
Westchase	434		1/1/2002	5-39 years
Windsor Park	1,078		12/16/2003	5-39 years

	$13,045

Warehouse Properties:
Brookhill	$295		1/1/2002	5-39 years
Corporate Park Northwest	1,328		1/1/2002	5-39 years
Corporate Park West	2,061		1/1/2002	5-39 years
Corporate Park Woodlands	1,600	11/1/2000		5-39 years
Dairy Ashford	360		1/1/1999	5-39 years
Holly Hall	468		1/1/2002	5-39 years
Interstate 10	1,398		1/1/1999	5-39 years
Main Park	991		1/1/1999	5-39 years
Plaza Park	979		1/1/2000	5-39 years
West Belt Plaza	828		1/1/1999	5-39 years
Westgate	528		1/1/2002	5-39 years

	$10,836

Office Properties:
9101 LBJ Freeway	$461		8/10/2005	5-39 years
Featherwood	824		1/1/2000	5-39 years
Pima Norte	—		10/4/2007	5-39 years
Royal Crest	352		1/1/2000	5-39 years
Uptown Tower	973		11/22/2005	5-39 years
Woodlake Plaza	439		3/14/2005	5-39 years
Zeta Building	487		1/1/2000	5-39 years

	$3,536

Grand Total	$27,417

(1) Reconciliations of total real estate carrying value for the three years ended December 31 follows:

	(In thousands)

	2007	2006	2005

Balance at beginning of period	$173,747	$173,789	$141,997
Additions during the period:
Acquisitions	8,248	—	30,379
Improvements	1,986	1,944	1,413

	10,234	1,944	31,792
Deductions - cost of real estate sold or retired	(2,172)	(1,986)	—

Balance at close of period	$181,809	$173,747	$173,789

(2) The aggregate cost of real estate (in thousands) for federal income tax purposes is $145,531

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

3.1

Declaration of Trust of Whitestone REIT, a Maryland real estate investment trust (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A, Commission File No. 333-111674, filed on May 24, 2004)

3.2

Articles of Amendment and Restatement of Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/A, Commission File No. 333-111674, filed on July 29, 2004)

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

10.7

Promissory Note, dated December 20, 2002, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed as and incorporated by reference to Exhibit 10.7 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.8

Deed of Trust and Security Agreement, dated December 20, 2002, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed as and incorporated by reference to Exhibit 10.8 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.9

Loan Agreement between Hartman REIT Operating Partnership, L.P. and Union Planter’s Bank, N.A. (previously filed as and incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s General Form for Registration of Securities on Form 10, filed on August 6, 2003)

10.11+

Summary Description of Whitestone REIT Trustee Compensation Arrangements (previously filed and incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

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

10.18

Guaranty under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.19

Form of Negative Pledge Agreement under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.20

Form of Collateral Assignment of Partnership Interests under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.21

Modification Agreement, dated as of February 28, 2006, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 3, 2006)

10.22

Interest Rate Swap Agreement dated as of March 16, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (previously filed as and incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006)

10.23

Waiver and Amendment No. 1, dated May 8, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2006)

10.24

Amendment No. 2, dated May 19, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.25

Promissory Note between HCP REIT Operating Company IV LLC and MidFirst Bank, dated March 1, 2007 (previously filed and incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.26

Amendment No. 3, dated March 26, 2007, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

Exhibit No.	Description

10.27

Amendment No. 5, dated October 31, 2007, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

10.28*

Amendment No.6, dated March 11, 2008, between Whitestone REIT Operating Partnership, L.P., Whitestone REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders

10.29*	Term Loan Agreement among Whitestone REIT Operating Partnership, L.P., Whitestone Pima Norte LLC, and KeyBank National Association, dated January 25, 2008

14.1

Code of Business Conduct and Ethics effective May 14, 2007 (previously filed and incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

99.1	Insider Trading Compliance Policy effective May 14, 2007 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

99.2

Nominating and Governance Committee Charter effective May 14, 2007 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

99.3	Audit Committee Charter effective May 14, 2007 (previously filed and incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

99.4	Compensation Committee Charter effective May 14, 2007 (previously filed and incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

21.1

List of subsidiaries of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.