Form 10-K/A
period 2007-12-31
Whitestone REIT
filed 2008-04-29
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 29, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter) was $100,012,690 assuming a market value of $10 per share.

As of April 29, 2008, the Registrant had 10,001,269 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Whitestone REIT for the year ended December 31, 2007, is to timely file required Part III information.  We originally expected to incorporate this Part III information from our definitive proxy statement; however, due to the rescheduling of our annual meeting our definitive proxy statement will be filed subsequent to April 29, 2008, the deadline for filing the required Part III information.  Accordingly, the Part III information included herein is filed to amend and replace the originally filed Part III information in our Form 10-K for the year ended December 31, 2007, as originally filed on March 31, 2008.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

For purposes of this Amendment No. 1 to Form 10-K, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2007, as originally filed on March 31, 2008, that was affected by this amendment, has been amended and restated in its entirety.  No attempt has been made in this Amendment No. 1 to Form 10-K to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

WHITESTONE REIT
FORM 10-K/A
Year Ended December 31, 2007

TABLE OF CONTENTS

PART III

Item 10.  Trust Managers, Executive Officers of the Registrant and Corporate Governance.

Trustees and Executive Officers

The following table sets forth our trustees.

Trustee	Age(1)	Business Experience	Trustee Since
Donald F. Keating	75
Mr. Keating was formerly the Chief Financial Officer of Shell Mining Company.  Mr. Keating retired from Shell Mining Company in 1992 and continued to provide consulting services to Shell Oil until 2002.  Since 2002, Mr. Keating has managed his personal investments.  Mr. Keating graduated from Fordham University with a Bachelor of Science Degree in Finance and served in the United States Marine Corps as infantry company commander. He is a former board member of Billiton Metals Company, R & F Coal Company and Marrowbone Coal Company.
			February 2008

Jack L. Mahaffey	76	Mr. Mahaffey was formerly the President of Shell Mining Company. Since retiring from Shell Mining Company in 1991, Mr. Mahaffey has managed his personal investments. Mr. Mahaffey graduated from Ohio State University with a B.S. and M.S. in Petroleum Engineering and served in the United States Air Force. He is a former board member of the National Coal Association and the National Coal Council.	2000

James C. Mastandrea	64
Mr. Mastandrea has been our Chairman & Chief Executive Officer since October 2006. Mr. Mastandrea has over 34 years of experience in the real estate industry.  He also serves, since 2003, as the President, Chief Executive Officer and Chairman of the Board of Trustees of Paragon Real Estate Equity and Investment Trust, a real estate company currently focused on value-added real estate and investments in shares of publicly-traded real estate investment trusts, and since 1978, as the Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company.  From 1999 to 2002, Mr. Mastandrea served as Chief Executive Officer of Eagle’s Wings Aviation Corporation.  From 1994 to 1998, Mr. Mastandrea served as Chairman & CEO of First Union Real Estate Investments, a NYSE listed real estate investment trust.  Mr. Mastandrea is a director of Cleveland State University Foundation Board and a member of the Strategic Planning Committee, a director and a member of the real estate committee of University Circle Inc., a development, service and advocacy organization, and a director of the Calvin Business Alliance Board at Calvin College, Grand Rapids, Michigan.
			2006

Chris A. Minton	71	Mr. Minton was formerly a Vice President with Lockheed Martin. Since retiring from Lockheed Martin in 1995, Mr. Minton has managed his personal investments and served as a member of the board of Mount Carmel High School. Mr. Minton graduated from Villanova University with a Bachelors Degree, and he is a licensed CPA (retired status) in the State of Texas. He has been awarded the Gold Knight of Management award for achievements as a professional manager by the National Management Association.	2000

Chand Vyas(2)	63	Mr. Vyas has been the Founder, Chairman and Chief Executive Officer of Mobile Armor, a leading provider of next generation Enterprise Moblie Data Security headquartered in St. Louis, Missouri since 2002.	2002

__________
(1) As of April 15, 2008.
(2) Mr. Vyas resigned in January 2008 due to personal time constraints and due to his own company business requiring more of his time.

The following table sets forth our executive officers.

Executive Officers	Age(1)	Position	Recent Business Experience
James C. Mastandrea	64	Chairman of the Board of Trustees and Chief Executive Officer (October 2006 – present)
President, Chief Executive Officer and Chairman of the Board of Trustees of Paragon Real Estate Equity and Investment Trust, a real estate company currently focused on value-added real estate and investments in shares of publicly-traded real estate investment trusts (2003 – present), Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company (1978 – present), Chief Executive Officer of Eagle’s Wings Aviation Corporation (1999 -2002), Chairman of the Board of Trustees and Chief Executive Officer of First Union Real Estate Investments, a NYSE listed REIT (1994 – 1998).

John J. Dee	57	Chief Operating Officer (October 2006 – present)
Trustee, Senior Vice President, and Chief Financial Officer of Paragon Real Estate Equity and Investment Trust (2003 – present), Senior Vice President and Chief Financial Officer of MDC Realty Corporation, a privately held residential and commercial real estate development company (2002 – 2003), Director of Finance and Administration for Frantz Ward, LLP (2000 – 2002), several management positions and most recently Senior Vice President and Chief Accounting Officer with First Union Real Estate Investments, a NYSE listed REIT (1978 to 2000).

David K. Holeman	44	Chief Financial Officer (November 2006 – present)
Chief Financial Officer of Hartman Management, our former advisor (2006), Vice President and Chief Financial Officer of Gexa Energy, a NASDAQ listed retail electricity provider (2004 – 2006), Controller and most recently Chief Financial Officer of Houston Cellular Telephone Company (1994 – 2003).

Valarie L. King	46	Sr. Vice President of Property Management (October 2006 – present)	Several management positions and most recently Vice President of Property Management for Hartman Management, our former advisor (2000 – 2006).

Daniel E. Nixon, Jr.	59	Sr. Vice President of Leasing and Redevelopment (July 2007 – present)
Executive Vice President for Hull Storey Retail Group, LLC, owner of 17 enclosed malls, totaling 11 million square feet (2000 – 2007), several management positions and most recently Executive Vice President, Director of Retail at First Union Real Estate Investments, a NYSE listed REIT (1978-1999).

________________
(1) As of April 15, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our trustees and officers and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC.  These persons are required by SEC rules to furnish us with copies of these reports.  Based solely on our review of the copies of these reports received by us and representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that all of these filing requirements were complied with during the year ended December 31, 2007.

Code of Ethics

Our Board has adopted a code of business conduct that is applicable to all members of our Board, our executive officers and our employees.  We have posted our code of business conduct on our website at www.whitestonereit.com.

Shareholder Nominations

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors since the Company last disclosed such procedures in the Proxy Statement for its 2007 Annual Meeting of Shareholders.  In April 2008 the Company amended its bylaws to expand the requirements for an individual to qualify for nomination or election as a Trustee.

Audit Committee

The audit committee also prepares a report each year in conformity with the rules of the SEC for inclusion in our annual proxy statement.

The committee currently consists of Chris A. Minton, Jack L. Mahaffey and Donald F. Keating, with Mr. Minton serving as chairman.  Our Board has determined that Mr. Minton qualifies as an “audit committee financial expert” as defined by the rules and regulations promulgated by the SEC.  Each member of the committee is “independent” under the NASDAQ listing standards, applicable SEC rules and the standards prescribed by our declaration of trust.

Item 11.  Executive Compensation.

COMPENSATION OF TRUSTEES

Trustee Fees

Our non-employee trustees are paid an annual fee of $10,000.  In addition, our non-employee trustees receive $1,000 for each in-person or telephonic Board meeting they attend.  Trustees do not receive additional compensation for committee meetings. Non-employee trustees also are reimbursed for out-of-pocket expenses incurred to attend board meetings.

2007 Trustee Compensation

The table below summarizes the compensation we paid to each non-employee trustee in 2007.  No employee who serves as a trustee is paid for those services.  Mr. Keating became a trustee in February 2008 and therefore is not included in the table below.

Name	Fees Earned or Paid in Cash	Total
Jack L. Mahaffey	$18,000	$18,000
Chris A. Minton	18,000	18,000
Chand Vyas(1)	18,000	18,000

_________________
(1)	Mr. Vyas resigned in January 2008 due to personal time constraints and due to his own company business requiring more of his time.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee (for purposes of this discussion and analysis, the “Committee”) of our Board has responsibility for establishing, implementing and continually monitoring our executive compensation programs.  Additionally, they are responsible for the assessment of the relationship of compensation relative to Company performance, the rationale in the application of our compensation plans to specific incentive awards, and all recommendations to the Board relative to compensation under their charter.

The scope of this Compensation Discussion & Analysis (“CD&A”) relates to (1) all compensation components for the Named Executive Officers of the Company, (2) compensation to other key executives of the Company who may be included in the Summary Compensation Table (and other tables), and (3) to the extent appropriate in order to define Committee activities, responsibilities and decisions, summary information on: Overall Company compensation programs; performance evaluation methodology; compensation plan development/adoption; and comparative market compensation assessment.

Throughout this discussion James C. Mastandrea, our Chairman and Chief Executive Officer, John J. Dee, our Chief Operating Officer, David K. Holeman, our Chief Financial Officer, Valarie L. King, our Senior Vice President of Property Management, and Daniel E. Nixon, Jr., our Senior Vice President of Leasing and Redevelopment, are referred to as the “Named Executive Officers.”  We did not have any other executive officers who earned more than $100,000 in 2007.

Compensation Strategy and Philosophy

The Committee believes that the most effective executive compensation strategy is one that is designed to target specific annual and long-term goals defined by management and approved by the Board, which align the economic interests of employees with shareholders.  This strategy should be designed to reward the achievement of performance above established goals that contribute to increased shareholder value.  The Committee believes that an effective executive compensation strategy has several components aimed at specific objectives and timeframes.

●
Base Salary – reflective of position, responsibility and experience, and correlated with market based salary levels for similar positions and competitor companies.  The Committee presently believes that the competitive market 50[t]h percentile level is the appropriate benchmark to target for base salary at this time in the Company’s growth and size.

●
Annual Incentive Bonus – an opportunity for selected employees (and potentially all employees) to receive an annual cash (or potentially cash and shares) award based on the achievement of specific organization, operating and financial goals and objectives at three levels during any fiscal year of Company operation:
- Corporate performance;
- Business unit (functional area) performance; and
- Individual performance.
The Company currently has not formalized an annual incentive plan, but will be designing a plan in the near future.   The Committee believes that any design of an annual incentive plan should establish a threshold, target and maximum incentive opportunity for participants.  Additionally, the annual incentive plan should be designed to provide an effective weighting and performance measurement system to Company, business unit (functional) and individual objectives, and be flexible to adapt to changing Company needs and circumstances.

●
Long-Term Incentive Plan – an opportunity for selected key employees (and potentially all employees) to participate in a long-term equity incentive plan which would provide awards of equity (restricted stock, phantom units or options) upon the long-term achievement of incremental value of the Company and its shareholders. The Company is in the process of evaluating such a program and will be further developing the plan during 2008.  This plan would be designed to align employees with the long-term strategy of the Company and is expected to be an important component of total compensation and key employee retention.

●
Benefits and Other Perquisites – The Company provides the Named Executive Officers (and all other employees) a full range of benefits related to insurances for health and security.  These benefit plans, and other perquisites to key employees, are consistent with the Company’s competitors for experienced executives and are an important component of employee retention.

The Compensation Committee Charter outlines its key objectives in the governance of compensation plan development and award decisions, including its major responsibilities to evaluate Company performance and executive compensation (and the relationship between them in any year and over time), one of the fundamental rationales for incentive compensation.  Additionally, the Committee must ensure to the extent possible that the Company maintains its ability to attract and retain superior employees in key positions and that compensation opportunities to key employees remain competitive relative to that paid to similarly situated executives of our peer companies.  To that end, the Committee believes executive compensation packages provided and to be developed will reflect the elements outlined above, and will require the Company to define specific performance measurement and accountability procedures to correlate with incentive awards.

Compensation Objectives

In association with the overall compensation strategy and philosophy outlined above, the Committee defines its core values and fundamental guiding principles relating to executive compensation as follows:

●
Compensation is linked to performance.  Executive pay is linked to Company and individual performance.  Named Executive Officers should be rewarded for achieving annual strategic, operating, and financial goals.  Goals should be defined and directed by the Company strategic plan.  Long-term compensation should promote retention and align management and employees with the long-term interests of shareholders.

●
Compensation elements should be appropriately balanced.  The mix of compensation elements will vary with position and with Company circumstances.  Base salary and benefits are designed to attract and retain experienced key personnel.  Annual incentives emphasize annual objectives, while long-term compensation emphasizes growth in profitability and shareholder value.  The proportion of “guaranteed” and “at risk (incentive)” compensation should be structured by position consistent with responsibility, target total compensation level, and market benchmarks.  Additionally, a severance benefits program is appropriate to encourage retention and objectivity in connection with events that may trigger a change in control of the Company or other circumstances of separation.  The Company does not currently have a severance benefits program, but expects to develop one in the future.

●
Compensation should be fair and competitive.  The Company and the Committee strive to establish fair and competitive compensation for the Named Executive Officers (and other management), and does so by the process and assessment methods to be outlined in the Company plan documents.

●
Executive stock ownership is expected.  The Company believes that all executive officers (and to the extent possible, all employees) should be shareholders of the Company.  The Company and the Committee will facilitate, and adopt a program to achieve this objective for executive ownership.

●
The Committee and Board exercise independent judgment.  On behalf of the shareholders, the Committee and the Board ensure that executive compensation is appropriate and effective, and that all assessments, advisors, analysis, discussion, rationale and decision making are through the exercise of independent judgment.

●
Compensation may be structured to meet corporate tax and accounting rules.  The Company generally structures the Named Executive Officers’ compensation so that all elements of pay are tax deductible to the Company.  Section 162(m) of the Internal Revenue Code limits the amount of compensation the Company may deduct in any fiscal year.  Compensation above these limits can be deducted if it is awarded under shareholder approved “performance based” incentive compensation plan.  Under an annual incentive plan, awards which would limit the deductibility of compensation by the Company may (upon approval of the Committee) be delayed into a period where the deduction can be taken.  The Company adheres to all Financial Accounting Standards Board rules and regulations related to the accounting treatment and reporting of compensation expense and valuation.

Roles and Responsibilities in Compensation Decisions

The Committee is specifically responsible for compensation decisions related to the Chairman and Chief Executive Officer.

The Committee philosophy and strategy, and the programs adopted by the Board, establish the general parameters within which the Chairman and Chief Executive Officer determines recommended compensation for the other Named Executive Officers.  The Committee reviews, assesses and approves recommendations from the Chairman and Chief Executive Officer regarding any determination regarding base salary and bonuses to all officers, management and employees, including the other Named Executive Officers.

James C. Mastandrea, Chairman and Chief Executive Officer, and John J. Dee, Chief Operating Officer, annually review the performance of our other executive officers.  The conclusions reached and recommendations made based on these reviews, including relative to base salary adjustments as well as bonuses, are presented to the Committee.  The Committee can exercise its discretion in modifying any recommended salary adjustment or bonus award.  The Committee reviews in detail the performance of our Named Executive Officers.

Compensation consultants familiar with the real estate industry and the Company’s competitors are used by the Chairman and Chief Executive Officer, Chief Operating Officer, and the Committee to provide updated market compensation information regarding competitor compensation levels for various positions; trends in the industry related to compensation awards and industry performance; and address questions related to effective compensation plans and employee retention.

 Setting Executive Compensation

Based on the strategy and philosophy described above, the Committee is in the process of structuring annual and long-term executive compensation plans aimed at attracting, retaining, and motivating executive officers to achieve our strategic business goals and rewarding them upon success.  In furtherance of this agenda in 2007, the Committee engaged CEL & Associates, Inc./CEL Compensation Advisors, LLC (“CEL”), an independent executive compensation consulting firm with specific expertise in the real estate industry, to conduct a review and benchmarking of total compensation levels for our executive officers.  CEL has provided the Committee with relevant market data and plan alternatives to consider when designing and adopting compensation programs for our executive officers.  The Committee also independently reviews public disclosures made by companies in the real estate industry and on published surveys with particular focus on companies of similar size within our industry.

As a part of the compensation decision making process, the Committee compares each element comprising total compensation for Company positions against similar positions in a peer group of publicly-traded REITs and private owner/developer/investment companies (collectively, the “Compensation Peer Group”).  The Compensation Peer Group, which is periodically reviewed and updated by the Committee, consists of companies which we believe we compete for talent, investment opportunity, and shareholder investment.  The companies comprising the Compensation Peer Group were selected based on the following criteria:

●	Competitive public real estate companies in Whitestone’s major markets;

●	Public companies with market capitalization (implied market cap) of $150 million to $750 million and within the retail shopping center, office, industrial and diversified sectors.

●	Private real estate investment and development companies based on portfolio size and range of geographic investments.

A total of seventeen (17) public companies and nine (9) private companies were used in the CEL analysis.  The public companies include:

Acadia Realty Trust	PS Business Parks
AmREIT	Ramco-Gershenson Properties Trust
Capital Lease funding, Inc.	Republic Property Trust
Cedar Shopping Centers, Inc.	Saul Centers, Inc.
Columbia Equity Trust	Spirit Finance Corporation
First Potomac Realty Trust	Thomas Properties Group, Inc.
Government Properties Trust, Inc.	Urstadt Biddle Properties, Inc.
Kite Realty Group Trust	Winthrop Realty Trust
Marcus Corporation

Whitestone competes with many companies for experienced executives, and the Committee generally has set compensation for executive officers relative to the range of compensation paid to similarly situated executives of the companies comprising the Compensation Peer Group.  Variations to this objective may occur as dictated by the experience level of the individual, market factors, and Company situation.

As a young Company, one whose formation was in late 2006 and was operationally stabilized in 2007, salaries were, by necessity and directive, to be below market (below the 50th percentile).  Bonuses were awarded in 2007 (on a discretionary bases but highly related to performance in a new company start-up environment) to make-up some of this difference.  The Committee (and the Company) believes that it is important to have an equity-based incentive program to retain experienced and qualified executives and to provide them long-term compensation aligned with the economic growth of the company and the creation of shareholder value.

The philosophy of the Committee is to provide programs that offer a significant percentage of total compensation from performance based incentives.  Alignment of key management and employees with the growth of the Company and the creation of value is the guiding principle of the Company compensation program.  Currently, given the Company’s limited operating history, policies, specific incentive compensation opportunity “targets,” and the mix between cash and equity incentives for key employees are not completed.  The Committee will continue to review a variety of information, including that provided by CEL, to determine the appropriate level and mix of incentive compensation.  Income from incentive compensation is realized as a result of the Company’s performance and that of individual performance, measured against established goals.  We currently do not have an approved annual or long-term incentive plan.  The Committee believes that a significant portion of total compensation to our executive officers should be in the form of non-cash stock-based long-term incentive compensation.  Annual and long-term incentive plans are currently being reviewed and evaluated by the Committee, management and CEL.  A comprehensive incentive compensation program is a key strategic plan element for the Company and will be adopted as soon as possible.

Executive Compensation Elements - 2007

Several significant components of our executive compensation are under development, including an annual bonus opportunity based on strategic, operating and financial performance, and a long-term incentive compensation plan, which may include grants of shares and/or options based on the achievement of future growth performance measures.  Until those plans are completed and adopted by the Board, the Company must rely on base salary, discretionary bonuses for superior performance and competitive company benefits and perquisites.  A description of the Company compensation elements during 2007 are presented below.

Base Salary.  The Named Executive Officers receive a base salary established by an assessment of the responsibilities, skills and experience related to their respective positions, and an evaluation of base salary of comparable positions in peer companies and the market in general.  Other factors considered in base salary determinations are individual performance, the success of each business unit (functional area), the competitiveness of the executive’s total compensation, our ability to pay an appropriate and competitive salary, and internal and/or external equity.  The Named Executive Officers are eligible for annual increases in their base salary as a result of: Individual performance; their salary relative to the compensation paid to similarly situated executives in companies comprising the Compensation Peer Group; cost of living considerations; and the time interval and changes in responsibility since the last salary increase.  As a young Company, one whose formation was in late 2006 and was operationally stabilized in 2007, salaries were, by necessity and directive, to be below market (below the 50th percentile).

Annual Bonus.  At this time, the Company does not have a formal annual incentive plan.  In the future, the Committee plans to adopt an annual incentive plan and may, in accordance with such a plan, award annual bonuses to executives for the achievement of specific operating and financial goals by Whitestone; the individual’s business unit or functional area; and the individual’s personal achievements and performance.  Daniel E. Nixon, Jr. was the only Named Executive Officer to receive a discretionary bonus in 2007.

Long-Term Incentive Compensation.  The Company currently does not have a long-term compensation plan in place, and in 2007, no amounts were awarded to any employee as long-term incentive compensation.  The Committee is designing and evaluating an appropriate plan for adoption by the Company and its shareholders.  We intend to implement a plan in 2008.  Because today’s business decisions affect the Company over a number of years, we intend to tie long-term incentive awards to long-term value of the enterprise, and the growth in the financial benchmarks which drive the market value of the Company.

Perquisites and Other Personal Benefits.  The Company provides the Named Executive Officers with benefits and other personal perquisites that the Company deems reasonable and consistent with our overall compensation program.  Such benefits enable the Company to attract and retain superior employees for key positions.  The Committee periodically reviews the Company benefits program and specific perquisites provided to the Named Executive Officers.

During 2007, certain of the Named Executive Officers were provided automobiles for business and personal purposes, temporary housing, and reimbursements for personal and spousal travel.  We also maintain other executive benefits we consider necessary in order to offer fully competitive opportunities to our executive officers.  These include 401(k) retirement savings plans, including a Company match, car allowances and related travel reimbursements.  Executive officers are also eligible to participate in all of our employee benefit plans, including medical, dental, group life, disability and accidental death and dismemberment insurance, in each and all cases on the same basis as other employees.  Additionally, three (3) of the Named Executive Officers (James C. Mastandrea, John J. Dee, and Daniel E. Nixon, Jr.) will be relocating to the Houston area in 2008.  To accommodate this relocation, the Company, with review and approval by the Committee, will be defining and offering a financial assistance package to accommodate portions of the cost of their transition.

Employment Agreements for Named Executive Officers

None of the Named Executive Officers are under an employment agreement or individual severance agreement and were not in 2007.

Report of the Compensation Committee of the Board of Trustees

The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on the review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A for 2007.

Respectfully submitted,

Whitestone REIT Compensation Committee

Jack L. Mahaffey, Chairman
Donald F. Keating
Chris A. Minton

2007 Summary Compensation Table

The table below summarizes the total compensation paid or earned to each of the Named Executive Officers in 2007.

Name and Position	Year	Salary	Bonus	All Other Compensation		Total
		A	B	C		D
James C. Mastandrea	2007	$200,000	—	$51,541	(1)	$251,541
Chairman & Chief Executive Officer	2006	50,000	—	—		50,000

John J. Dee	2007	160,000	—	26,994	(2)	186,994
Chief Operating Officer	2006	39,385	20,000	—		59,385

David K. Holeman	2007	170,000	—	2,550	(3)	172,550
Chief Financial Officer	2006	21,577	—	—		21,577

Valarie L. King	2007	100,375	—	1,500	(4)	101,875
SVP - Property Management	2006	19,231	—	—		19,231

Daniel E. Nixon, Jr.	2007	77,085	10,000	11,073	(5)	98,158	(6)
SVP - Leasing and Redevelopment
_______________
A.	Base salary paid in 2007and 2006.

B.	Discretionary bonus for 2007 for Mr. Nixon. Mr. Dee’s bonus was awarded in 2006 and paid in 2008.

C.	See individual footnotes for details.

D.	Total of all items in this table.

(1)
Represents the incremental cost of Company automobiles not used exclusively for business purposes, temporary housing, matching contributions under our 401(k) plan of $3,000, Company-paid health insurance, and Company-paid personal and spousal travel.

(2)
Represents the cost of Company automobiles not used exclusively for business purposes, temporary housing, matching contributions under our 401(k) plan of $2,400, and Company-paid personal and spousal travel.

(3)	Represents matching contributions under our 401(k) plan of $2,550.

(4)	Represents matching contributions under our 401(k) plan of $1,500.

(5)	Represents auto allowance, temporary housing, Company-paid health insurance and Company-paid personal and spousal travel

(6)	Mr. Nixon began employment with the Company in July 2007. As such, total compensation in 2007 reflects a partial year.

Equity Compensation Plan Information as of December 31, 2007

The Company did not make any grants of plan-based awards in 2007.  Additionally, the Company does not have any equity compensation plans and therefore also has no outstanding equity awards.

Payments/Rights Upon Termination

The Company does not have a defined benefit pension plan, deferred compensation plan or severance plan.  Upon termination of employment with the Company for any reason, the Named Executive officers would only be entitled to receive their bases salary earned through the date of termination.

Compensation Committee Interlocks and Insider Participation

During 2007, the Compensation Committee was comprised of Messrs. Mahaffey, Minton and Vyas.  None of Messrs. Mahaffey, Minton and Vyas had any non-trivial professional, familial or financial relationship with the Company, our Chairman and Chief Executive Officer or other executive officer, other than his service as a trustee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth beneficial ownership information, unless otherwise indicated, as of March 31, 2008 with respect to (i) each person known by us to own beneficially 5% or more of the outstanding common shares assuming the conversion of all OP Units (defined below), (ii) each of our trustees, (iii) each of our Named Executive Officers and (iv) all of our trustees and executive officers as a group.  We are not aware of any shareholder who owns 5% or more of our outstanding common shares.  The table also shows ownership information regarding outstanding units of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which are convertible into our common shares of beneficial interest on a one-for-one basis (“OP Units”).  As of March 31, 2008, we had 10,001,269 common shares outstanding and 15,448,118 OP Units outstanding.

	Common Shares Beneficially Owned(1)		Percent
Name of Beneficial Owner	Actual	Assuming Conversion of All OP Units	Actual	Assuming Conversion of All OP Units
Named Executive Officers:
James C. Mastandrea	—	—	—	—
John J. Dee	—	—	—	—
David K. Holeman	—	—	—	—
Valarie L. King	—	—	—	—
Daniel E. Nixon, Jr.	—	—	—	—
Non-Employee Trustees:
Donald F. Keating	39,432.73	63,689.75	*	*
Jack L. Mahaffey	72,730.50	104,673.18	*	1.04%
Chris A. Minton (2)	44,671.74	74,902.53	*	*
Chand Vyas(3)	142,857.00	142,857.00	1.43%	1.43%
All executive officers and trustees as a Group (consists of 9 persons) (4)	299,691.97	386,122.46	3.00%	3.83%
Other:
Allen R. Hartman (5)	293,961.54	2,593,806.39	2.94%	21.09%
_____________
 * Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to those shares.  Actual amounts do not take into account OP Units held by the named person that are exchangeable for our common shares.  The percentage ownership column that includes the OP Units assumes only the named person has converted his OP Units for our shares and does not give effect to any conversion of OP Units by any other person.

(2)	Includes 44,671.74 common shares and 30,230.79 OP Units owned by Mr. Minton’s wife for which Mr. Minton shares voting and dispositive power.

(3)	Mr. Vyas resigned in January 2008 due to personal time constraints and due to his own company business requiring more of his time.

(4)	None of the shares beneficially owned by our trustees has been pledged as security for an obligation.

(5)
Information obtained from corporate shareholder records. Includes ownership of 1,231,392.58 OP Units received in exchange for properties that were contributed from Hartman RE Income Properties XIV, LP to the Operating Partnership.  Mr. Hartman is general partner of Hartman RE Income Properties XIV, LP, and he may have the ability to convert the OP units into common shares and to vote the common shares after conversion, though he has not disclosed to us his ownership rights in those OP units.

Item 13.  Certain Relationships and Related Transactions, and Trustee Independence.

Related Person Transactions

We have not formally adopted any policies or procedures for approval of related party transactions.  Any proposed related party transactions would be disclosed to our Board and addressed on a case-by-case basis.

Trustee Independence

Our Board has affirmatively determined that three of our four trustees are “independent” under the NASDAQ listing standards, applicable SEC rules, and the standards prescribed by our declaration of trust.  These trustees are Donald F. Keating, Jack L. Mahaffey and Chris A. Minton.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the fees for professional audit services rendered by Pannell Kerr Forster of Texas, P.C., or PKF, our independent registered public accounting firm, for the audit of our annual consolidated financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by PKF for those periods:

	2007	2006
Category of Service	(in thousands)
Audit fees (1)	$233.4	$249.7
Audit-related fees (2)	—	39.3
Tax fees (3)	58.9	5.4
All other fees	—	—
Total	$292.3	$294.4

__________
(1)
Audit fees were for professional services rendered in connection with the audit of our 2007 and 2006 consolidated financial statements and reviews of our quarterly consolidated financial statements within those years.

(2)
Audit-related fees were for professional services rendered in connection with a review of our consolidated financial statements and other financial data included in our Registration Statement on Form S-11.

(3)	Tax fees were for assistance with matters principally related to tax compliance, tax planning and tax advice.

Our Audit Committee has considered the audit and non-audit services rendered by PKF and has determined that the provision of these services is compatible with maintaining the independence of PKF.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy requiring it to approve all services (audit and/or non-audit) to be performed by our independent registered public accounting firm to assure that the provision of the services does not impair the firm’s independence.  All services, engagement terms, conditions and fees, as well as changes in the terms, conditions and fees must be approved by our Audit Committee in advance.  Our Audit Committee will annually review and approve services that may be provided by our independent registered public accounting firm during the next year and will revise the list of approved services from time to time based on subsequent determinations.  Our Audit Committee believes that our independent registered public accounting firm can provide tax services to us, such as tax compliance, tax planning and tax advice, without impairing the firm’s independence and that the tax services do not constitute prohibited services pursuant to the SEC and/or NASDAQ rules.  The authority to approve services may be delegated by our Audit Committee to one or more of its members, but may not be delegated to management.  If authority to approve services has been delegated to an Audit Committee member, any approval of services must be reported to our Audit Committee at its next scheduled meeting.  All audit and non-audit services rendered by our independent registered public accounting firm during 2007 and 2006 were pre-approved by our Audit Committee.

PART IV

Item 15.  Exhibits

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

3.6	Second Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on March 3, 2008)

3.7	Third Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on April 14, 2008)

3.8
Restatement of Third Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on April 17, 2008)

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.1
Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.2
Amended and Restated Property Management Agreement (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004, filed on March 31, 2005) (terminated on October 2, 2006)

10.3
Advisory Agreement (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005) (terminated on September 30, 2006)

10.4
Certificate of Formation of Hartman REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

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

10.18
Guaranty under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.19
Form of Negative Pledge Agreement under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.20
Form of Collateral Assignment of Partnership Interests under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.21
Modification Agreement, dated as of February 28, 2006, between Hartman REIT Operating Partnership II, L.P. and GMAC Commercial Mortgage Corporation (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 3, 2006)

10.22
Interest Rate Swap Agreement dated as of March 16, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (previously filed as and incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006)

10.23
Waiver and Amendment No. 1, dated May 8, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2006)

10.24
Amendment No. 2, dated May 19, 2006, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.25
Promissory Note between HCP REIT Operating Company IV LLC and MidFirst Bank, dated March 1, 2007 (previously filed and incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.26
Amendment No. 3, dated March 26, 2007, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.27
Amendment No. 5, dated October 31, 2007, between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

Exhibit No.	Description

10.28
Amendment No.6, dated March 11, 2008, between Whitestone REIT Operating Partnership, L.P., Whitestone REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders (previously filed and incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2008)

10.29
Term Loan Agreement among Whitestone REIT Operating Partnership, L.P., Whitestone Pima Norte LLC, and KeyBank National Association, dated January 25, 2008 (previously filed and incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2008)

14.1
Code of Business Conduct and Ethics effective May 14, 2007 (previously filed and incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

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

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________

*	Filed herewith
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITESTONE REIT

Dated: April 29, 2008	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints James C. Mastandrea and David K. Holeman, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 29, 2008	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

April 29, 2008	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

April 29, 2008	/s/ Donald F. Keating
Donald F. Keating, Trustee

April 29, 2008	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

April 29, 2008	/s/ Chris A. Minton
Chris A. Minton, Trustee