Form 10-Q
period 2008-03-31
Whitestone REIT
filed 2008-05-15
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of the registrant’s Common Shares of Beneficial Interest outstanding at April 30,2008, was 10,001,269.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
( in thousands, except share data)
	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Property	$182,336	$181,809
Accumulated depreciation	(28,070)	(27,417)
Property, net	154,266	154,392

Cash and cash equivalents	10,511	10,811
Accrued rent and accounts receivable, net of allowance for
doubtful accounts	5,151	5,611
Unamortized lease commissions and loan costs	3,747	2,958
Prepaid expenses and other assets	1,472	1,372

Total Assets	$175,147	$175,144

Liabilities and Shareholders' Equity
Notes payable	$88,532	$83,461
Accounts payable and accrued expenses	4,734	6,766
Tenants' security deposits	1,702	1,664
Dividends and distributions payable	2,371	2,371

Total liabilities	97,339	94,262

Minority interests of unit holders in Operating Partnership;
5,808,337 units at March 31, 2008 and December 31, 2007	26,904	28,039

Commitments and Contingencies	-	-

Shareholders' equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at March 31, 2008 and December 31, 2007	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 10,001,269 issued and
outstanding at March 31, 2008 and December 31, 2007	10	10
Additional paid-in capital	72,273	72,273
Accumulated deficit	(20,779)	(19,210)
Accumulated other comprehensive loss	(600)	(230)

Total shareholders' equity	50,904	52,843

Total Liabilities and Shareholders' Equity	$175,147	$175,144

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	(unaudited)
	Three Months ended March 31,
	2008	2007
Revenues
Rental income	$6,503	$6,095
Tenants' reimbursements	1,507	1,355
Other income	115	95

Total revenues	8,125	7,545

Operating expenses
Property operation and maintenance	2,190	2,059
Real estate taxes	1,054	903
General and administrative	1,963	2,034
Depreciation and amortization	1,623	1,612

Total operating expenses	6,830	6,608

Operating income	1,295	937

Other income (expense)
Interest income	85	136
Interest expense	(1,402)	(1,275)
Provision for income taxes	(57)	-
Loss on sale or disposal of assets	(32)	-
Change in fair value of derivative instrument	-	(20)

Loss before minority interests	(111)	(222)

Minority interests in Operating Partnership	42	84

Net loss	$(69)	$(138)

Loss per common share - basic and diluted	$(0.007)	$(0.014)

Comprehensive loss:
Net loss	$(69)	$(138)
Other comprehensive loss:
Unrealized loss on derivatives	(370)	-
Other comprehensive loss	(370)	-

Comprehensive loss	$(439)	$(138)

Weighted-average shares outstanding	10,001	9,992

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2007	10,001	$10	$72,273	$(19,210)	$(230)	$52,843

Net loss	-	-	-	(69)	-	(69)

Unrealized loss on change in fair
value of cash flow hedges					(370)	(370)

Dividends	-	-	-	(1,500)	-	(1,500)

Balance, March 31, 2008 (unaudited)	10,001	$10	$72,273	$(20,779)	$(600)	$50,904

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(69)	$(138)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	1,623	1,612
Minority interests in Operating Partnership	(42)	(84)
Loss on sale or disposal of assets	32	-
Bad debt expense	165	169
Change in fair value of derivative instrument	-	20
Changes in operating assets and liabilities:
Escrows and acquisition deposits	334	114
Receivables	295	(631)
Deferred costs	(271)	(148)
Prepaid expenses and other assets	(434)	(272)
Accounts payable and accrued expenses	(2,885)	(3,170)
Due to affiliates	-	(103)
Tenants' security deposits	38	30
Prepaid rent	260	(150)

Net cash used in operating activities	(954)	(2,751)

Cash flows from investing activities:
Additions to real estate	(1,130)	(140)
Repayment of note receivable	-	7

Net cash used in investing activities	(1,130)	(133)

Cash flows from financing activities:
Dividends paid	(1,500)	(1,505)
Distributions paid to OP unit holders	(871)	(905)
Proceeds from issuance of common shares	-	262
Proceeds from notes payable	11,404	14,469
Repayments of notes payable	(6,333)	(5,176)
Payments of loan origination costs	(916)	(147)

Net cash provided by financing activities	1,784	6,998

Net increase (decrease) in cash and cash equivalents	(300)	4,114

Cash and cash equivalents at beginning of period	10,811	8,298

Cash and cash equivalents at end of period	$10,511	$12,412

Supplemental disclosure of cash flow information
Disposal of fully depreciated real estate	$571	$-
Cash paid for interest	$1,445	$1,364
Financed insurance premiums	$391	$458

See notes to consolidated financial statements

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

1.  Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2007 are derived from the audited consolidated financial statements of Whitestone REIT at that date.  The unaudited financial statements at March 31, 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone REIT (“Whitestone”, “us”, “we”, and “our”),  and our subsidiary as of March 31, 2008 and results of operations and cash flows for the three month periods ended March 31, 2008 and 2007.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and notes which are included in our Annual Report on Form 10-K.

Business

Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2008 and December 31, 2007, we owned and operated 37 retail, warehouse and office properties in and around Houston, Dallas, San Antonio and Phoenix.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of March 31, 2008 and December 31, 2007, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into common shares on a one for one basis (“OP Units”) changes the ownership interests of both the minority interests and Whitestone.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

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

Reclassifications

We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net loss or shareholders’ equity.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at March 31, 2008 and December 31, 2007 consist of demand deposits at commercial banks and money market funds.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense. During the three months ended March 31, 2008, interest in the amount of $0.1 million was capitalized on properties under development.  No such amounts were capitalized in the three months ended March 31, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

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

Impairment.  We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  No impairment in value has been recorded for the either of the three month periods ended March 31, 2008 and 2007.

Accrued Rent and Accounts Receivable

Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of March 31, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $1.2 million and $1.1 million, respectively. During the three months ended March 31, 2008 and 2007,  we recorded bad debt expense in the amount of $0.2 million and $0.2 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense in the consolidated statements of operations.

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
March 31, 2008

Prepaids and Other Assets

Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance.

 Income Taxes

Federal - We are qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) and are therefore not subject to Federal income taxes provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status.  We believe we have continuously met these conditions since reaching 100 shareholders in 1999.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.06 million for the Texas Margin Tax for the three months ended March 31, 2008.  No such amount was recorded in the three months ended March 31, 2007.

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

We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require for items appropriately classified as cash flow hedges that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  As of March 31, 2008 and December 31, 2007, we have a $70 million dollar interest rate swap which has been designated as a cash flow hedge.  The fair value of this interest rate swap is approximately ($1.0) million and ($0.4) million, at March 31, 2008 and December 31, 2007, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.  Additionally, for a previous interest rate swap which was not designated as a cash flow hedge, approximately ($0.02) million is included in other expense and other income on the consolidated statement of operations for the three months ended March 31, 2007.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, derivative instruments, accounts payable and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments.   The fair value of our debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements.  The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the financial institution would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

Comprehensive Loss

We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components.  In October 2007 we entered into an interest rate swap which was designated as a cash flow hedge.  The fair value of this cash flow hedge was ($1.0) million and ($0.4) million at March 31, 2008 and December 31, 2007, respectively.  This amount has been recorded as a reduction to minority interest and to other comprehensive loss.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In September 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,”(“EIFT No. 07-6”)  which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under SFAS No. 66. EITF No. 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of SFAS No. 161 on our financial position, results of operations and cash flows.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

3.  Derivatives and Hedging

On September 28, 2007, we entered into an interest rate swap transaction which we have designated as a cash flow hedge.  The effective date of the swap transaction is October 1, 2007, has a total notional amount of $70 million, and fixes the swap rate at 4.77% plus the LIBOR margin (see Note 7) through October 1, 2008. The purpose of this swap is to mitigate the risk of future fluctuations in interest rates on our variable rate debt.  We have determined that this swap is highly effective in offsetting future variable interest cash flows on variable rate debt.

As of March 31, 2008 and December 31, 2007, the balance in accumulated other comprehensive loss relating to derivatives was $0.6 million and $0.2 million, respectively.  The balance in accumulated other comprehensive loss is expected to be fully amortized to interest expense by October 1, 2008.

The Company elected to implement SFAS No. 157, “Fair Value Measurements” with the one-year deferral permitted by FASB Staff Position No.  FAS 157-2, “Effective Date of FASB Statement No. 157”, issued February 2008, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 – Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 – Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

All of our derivative instruments which fall under the fair value requirements fall under the level 2 criteria.  Interest rate swaps are valued by a third-party consultant using modeling techniques that include market inputs such as interest rate yield curves.

 4.  Real Estate

At March 31, 2008, we owned 37 commercial properties in the the Houston, Dallas, San Antonio, and Phoenix areas comprising approximately 3,126,000 square feet of total area, of which approximately 33,400 is under development at March 31, 2008.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

5.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31,	December 31,
	2008	2007

Tenant receivables	$2,607	$2,517
Accrued rent	3,558	3,319
Allowance for doubtful accounts	(1,219)	(1,094)
Insurance claim receivables	-	550
Other receivables	205	319

Totals	$5,151	$5,611

6.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Leasing commissions	$4,917	$4,733
Deferred financing costs	3,012	2,096
	7,929	6,829

Less: accumulated amortization	(4,182)	(3,871)
Totals	$3,747	$2,958

7.  Debt

Mortgages and other notes payable consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Mortgages and other notes payable	$16,637	$9,936
Revolving loan secured by properties	71,895	73,525
Totals	$88,532	$83,461

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

As of March 31, 2008, we have three active loans which are described below:

Revolving Credit Facility

We have a $75 million revolving credit facility with a consortium of banks.  The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III LP (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility.  At March 31, 2008, WROP III owns 35 properties.

As of March 31, 2008 and December 31, 2007, the balance outstanding under the credit facility was $71.9 million and $73.5 million, respectively, and the availability to draw was $3.1 million and $1.5 million, respectively.

Interest only is payable monthly with the total amount of principal due at maturity on October 1, 2008.  The outstanding balance may be prepaid at any time in part or in whole, provided that the credit facility is not in default.

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

The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum.  The balance of the note is payable in full on March 1, 2014.  The loan balance is approximately $9.9 million at March 31, 2008.

Term Loan on Pima Norte

On January 25, 2008 we entered into a $6.4 million term loan agreement with KeyBank, the lead bank of the consortium of banks in the revolving credit facility.  The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property that was purchased in October 2007.  At March 31, 2008, WROP III owns 35 properties and WPN owns one property.

Outstanding amounts under the term loan accrue interest computed at the LIBOR Rate on the basis of a 360 day year, plus 2%.  Interest only is payable monthly under the loan with the total amount of principal due at maturity in July 2009.  The covenants of this agreement mirror those in our $75 million revolving credit agreement.

We expect to obtain long term financing on this property upon lease stabilization.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

Annual maturities of notes payable as of March 31, 2008, including the revolving loan, are due during the following years (in thousands):
Year

2008	$72,264
2009	6,400
2014	9,868
Total	$88,532

8.  Earnings Per Share

Basic earnings per share is computed using net loss available to common shareholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units.  Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.  Accordingly, excluded from the earnings per share calculation for each of the three months ended March 31, 2008 and 2007 are 5,808,337 OP Units as their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Basic and diluted loss per share:	(in thousands)

Net loss (in thousands)	$(69)	$(138)

Basic and diluted loss
per share	$(0.007)	$(0.014)

Weighted average common
shares outstanding (in thousands)	10,001	9,992

9.  Income Taxes

Federal income taxes are not provided because we intend to and believe we qualify as a REIT under the provisions of the Code.  Our shareholders include their proportionate taxable income in their individual tax returns.  As a REIT, we must distribute at least 90% of its ordinary taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

In May 2006, the State of Texas adopted  the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.06 million for the Texas Margin Tax for the three months ended March 31, 2008.  No such amount was recorded in the three months ended March 31, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

10.  Related-Party Transactions

Prior to November 14, 2006, our day-to-day operations and portfolio of properties were managed by Hartman Management, LP (the “External Manager”) through property management and advisory agreements. Mr. Hartman, our former President, Secretary, Chief Executive Officer, and Chairman of the Board, is the sole limited partner of our former External Manager, as well as the President, Secretary, sole trustee and sole shareholder of the general partner of the External Manager.

Mr. Hartman was removed by the board of trustees of Whitestone (“Board”) as our President, Secretary, and Chief Executive Officer on October 2, 2006, and he resigned from our Board on October 27, 2006.

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

Transactions between us, our former External Manager, and Mr. Hartman have previously been considered related party transactions.

The advisory agreement, effective September 1, 2004, provided for the payment of a deferred performance fee, payable in certain events, including termination of the advisory agreement, based upon appreciation in the value of certain of our real estate assets.  We believe that no deferred performance fees are due.

In connection with our public offering described in Note 11, our former External Manager has historically received an acquisition fee equal to 2% of the gross selling price of all common shares sold for services in connection with the selection, purchase, development or construction of properties for us.  The advisory agreement expired by its terms on September 30, 2006.  On September 30, 2006, $0.2 million of acquisition fees paid to our former External Manager had been capitalized and not yet allocated to the purchase price of a property.  In accordance with the advisory agreement, our former External Manager is obligated to reimburse us for any acquisition fee that has not been allocated to the purchase price of our properties as provided for in our declaration of trust.  A letter demanding payment was sent to our former External Manager on December 21, 2006, and $0.2 million is included in accrued rent and accounts receivables on our consolidated balance sheet at March 31, 2008 and December 31, 2007.

Mr. Hartman our former President, Secretary, Chief Executive Officer, and Chairman was owed $0.04 million in dividends payable on his common shares at March 31, 2008 and December 31, 2007.  Mr. Hartman owned 2.9% of our issued and outstanding common shares as of March 31, 2008 and December 31, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

11.  Shareholders Equity

Dividends and distributions

The following tables summarize the cash dividends/distributions paid to holders of common shares and holders of OP Units (after giving effect to the recapitalization) during the year ended December 31, 2007 and the quarter ended March 31, 2008.

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

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

12.  Commitments and Contingencies

The nature of our business exposes us to the risk of lawsuits for damages or penalties relating to, among other things, breach of contract and employment disputes.  We are currently involved in the following litigation:

Hartman Commercial Properties REIT and Hartman REIT Operating Partnership, L.P. v. Allen R. Hartman and Hartman Management, L.P., in the 333rd Judicial District Court of Harris County, Texas

In October 2006, we terminated our Chief Executive Officer, Allen R. Hartman, and our former manager and advisor, Hartman Management, L.P. and we filed this lawsuit seeking damages for breach of contract, fraudulent inducement, and breach of fiduciary duties.  Our new management approached Mr. Hartman about cooperatively turning over operations of the Company but Mr. Hartman ousted them from his offices.  We then sought an emergency court order requiring Mr. Hartman to turn over control to new management.  Mr. Hartman opposed this legal relief.  The court issued an order requiring him to turn over control of the Company.

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

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the individual members of our Board, our Chief Operating Officer, John J. Dee, and our prior outside law firm and one of its partners.  The counterclaims claimed that we had breached our contracts with Mr. Hartman and Hartman Managment and committed tortious interference with the contracts, intentional infliction of emotional distress, and conspiracy.  We prepared defenses to these counterclaims.

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

We filed a motion for summary judgment on Mr. Hartman’s and Hartman Management’s claims that we breached our contracts with Hartman Management.  On March 25, 2008, the court granted our motion, in part, and stated that the termination fee allegedly due under the advisory agreement was subject to the cap on total operating expenses described in Section IV.D.1 of the North American Securities Administrators Association’s Statement of Policy on Real Estate Investment Trusts.  Mr. Hartman requested the court to reconsider its ruling on this motion and filed additional documents with the court to support his request.  These filings necessitated our preparing responses and then appearing for a hearing in court.  The court’s decision on the reconsideration is pending.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008

The parties have each submitted reports of experts as to the amount of the fee due for the termination of the advisory agreement, other fees and expense reimbursements, and damages.  Discovery is complete and trial is set for May 19, 2008.   Mr. Hartman filed an affidavit with the court from his chief financial officer stating that the cap would allow for a $1.1 million termination fee payment, whereas our calculation shows that the maximum cap on operating expenses has previously been reached. Before the court’s March 25, 2008 ruling that capped the advisory agreement termination fee, Mr. Hartman and Hartman Management claimed damages of either $4.8 million or $6.4 million plus prejudgment interest and attorneys’ fees; Whitestone maintains that no amounts are due for fees, expenses and damages and we intend to vigorously defend against those claims and vigorously prosecute our affirmative claims.

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

13.  Segment Information

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2007, as previously filed with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties.  Our investments include retail, office and warehouse properties located in the Houston, Dallas, San Antonio and Phoenix metropolitan areas.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”),  which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  Our properties consist of:

•	19 retail properties containing approximately 1.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $66.8 million.

•	Six office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $36.3 million.

•	11 office/warehouse properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $42.6 million.

•	One office property under development having a total carrying amount of $8.6 million, which will contain approximately 0.03 million square feet of leasable space upon completion.

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

As of March 31, 2008, we had 708 total tenants.  We have a diversified tenant base with our largest tenant compromising only 1.5% of our total revenues for the three months ended March 31, 2008.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We are a self-managed REIT, employing 49 full-time employees as of March 31, 2008.  As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead.

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

We believe that one of the key measures of our performance is property occupancy.   Occupancy for the total portfolio was 86% at March 31, 2008, compared to 82% at March 31, 2007.  We completed 56 new and renewal leases during the three months ended March 31, 2008 totaling 0.2 million square feet and $6.9 million in total lease value.

In the fourth quarter of 2006, our Board approved our five year business plan.  The key elements of the plan are as follows:

•	Maximize value in current properties through operational focus and redevelopment

•	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas

•	Dispose of non-core properties and reinvest the capital in redevelopment of existing properties or acquisition of core properties in high potential markets

•	Pare down from three current product lines (retail, office and warehouse) and focus on one or possibly two product lines

•	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures

•	Bring liquidity to our stock by listing on a national stock exchange

A summary of our progress on the execution of this five year plan as described in the following sections on redevelopment, acquisitions and dispositions.

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

Dispositions

We have had no dispositions of property in 2008.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K, in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the first three months of 2008.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2008 and 2007

The following tables provide a general comparison of our results of operations for the three months ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Number of properties owned and operated	37	36
Aggregate gross leasable area (sq. ft.) (1)	3,093,063	3,093,063
Ending occupancy rate	86%	82%

	(in thousands, except per share data)
Total revenues	$8,125	$7,545
Total operating expenses	6,830	6,608
Operating income	1,295	937
Other expense, net	(1,406)	(1,159)
Loss before minority interests	(111)	(222)
Minority interests in the Operating Partnership	42	84
Net loss	$(69)	$(138)

Funds from operations (2)	$1,373	$1,332
Dividends paid on common shares and OP Units	2,371	2,371
Per common share and OP unit	$0.60	$0.60
Dividends paid as a % of FFO	173%	178%

(1) At March 31, 2008, we own commercial real estate with total square footage of 3,126,463, of which 33,400 is under construction and therefore not included in gross leasable area

(2) For a reconciliation of Funds from operations to Net Income,  see "Funds From Operations" below.

Revenues

Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $8.1 million for the three months ended March 31, 2008, as compared to $7.5 million for the three months ended March 31, 2007, an increase of $0.6 million or 8%.  The increase is primarily attributable to (1) an increase in our occupancy rate to 86% as of March 31, 2008 as compared to 82% as of March 31, 2007 and (2) an increase in our annualized rent per occupied square foot to $ 12.27 for the three months ended March 31, 2008 as compared to $11.85 for the three months ended March 31, 2007.

Operating Expenses

 Our total operating expenses were $6.8 million for the three months ended March 31, 2008, as compared to $6.6 million for the three months ended March 31, 2007, an increase of $0.2 million, or 3%.  The primary components of operating expense are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2008	2007

Property operation and maintanence	$2,190	$2,059
Real estate taxes	1,054	903
General and administrative	1,963	2,034
Depreciation and amortization	1,623	1,612

Total operating expenses	$6,830	$6,608

Property operations and maintenance. The increase in property operations and maintenance expenses for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, is primarily the result of increased utility costs in our office properties.

Real estate taxes.  The increase in real estate taxes is primarily a result of increases in appraised value of our properties by the various governmental appraisal districts in which we own properties.

Operating Income

Operating income was $1.3 million for the three months ended March 31, 2008, as compared to $0.9 million for the three months ended March 31, 2007, an increase of $0.4 million or 44%.   The primary reasons for the increase are detailed above in Revenues and Operating Expenses.

Other expense, net

Other expense, net was $1.4 million for the three months ended March 31, 2008, as compared to $1.2 million for the three months ended March 31, 2007, and increase of $0.2 million or 17%.  The primary reason for the increase was (1) $0.1 million more interest expense in 2008 due to higher debt levels, (2) $0.05 million less in interest income in 2008 due to lower interest rates, and (3) $0.06 million more in tax expense in 2008 related to the Texas Margin Tax which was implemented in 2007.  For further discussion of the Texas Margin Tax see Note 7 of the Consolidated Financial Statements.

Net loss

Loss before minority interests was $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.  Net income loss was $0.1 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Funds From Operations and Adjusted Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2008	2007

Net loss	$(69)	$(138)
Minority interest in loss of operating partnership	(42)	(84)
Depreciation and amortization of real estate assets	1,452	1,554
Loss on sale or disposal of assets	32	-
FFO	$1,373	$1,332

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

During the three months ended March 31, 2008, our cash used in operating activities was $1.0 million and our total distributions were $2.4 million.  The primary use of cash from operating activities in the first quarter was the payment of annual property taxes of approximately $4.0 million on January 31, 2008.  As a result, we had distributions in excess of cash flow from operations of approximately $3.4 million. Our primary funding for paying dividends in excess of cash flow from operations was borrowing from our credit facility.

 During the three months ended March 31, 2008, we incurred approximately $0.6 million in legal costs as a result of the ongoing litigation with Mr. Hartman and Hartman Management, LP. For a full discussion of the litigation with Mr. Hartman and Hartman Management see Part II, Item 1 – Legal Proceedings.  We do not know when this litigation will be fully resolved.  The continued legal cost associated with this litigation may have a significant impact on our cash flow.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $10.5 million at March 31, 2008, as compared to $10.8 million on December 31, 2007.  The decrease of $0.3 million was primarily the result of the following:

Sources of Cash

•	Net proceeds of $5.1 million from our credit facility and term loan on our Pima Norte property.

Uses of Cash

•	Cash used in operating activities of $1.0 million.

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $2.4 million.

•	Payment of loan origination costs of $0.9 million.

•	Additions to real estate of $1.1 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

As of March 31, 2008, we had three active loans:

Revolving Credit Facility

We have a revolving credit facility with a consortium of banks.  The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III L.P. (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the credit facility.  At March 31, 2008, WROP III owned 35 properties.

As of March 31, 2008 and December 31, 2007, the balance outstanding under the credit facility was $71.9 million and $73.5 million, respectively, and the availability to draw was $ 3.1 million and $1.5 million, respectively.

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

The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum.  The balance of the note is payable in full on March 1, 2014.  The loan balance is approximately $9.9 million at March 31, 2008.

Term Loan on Pima Norte

On January 25, 2008 we entered into a $6.4 million term loan agreement with KeyBank, the lead bank of the consortium of banks in the revolving credit facility.  The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property that was purchased in October 2007.  At March 31, 2008, WROP III owns 35 properties and WPN owns one property.

Outstanding amounts under the term loan accrue interest computed at the LIBOR Rate on the basis of a 360 day year, plus 2%.  Interest only is payable monthly under the loan with the total amount of principal due at maturity in July 2009.  The covenants of this agreement mirror those in our $75 million revolving credit agreement.

We expect to obtain long term financing on this property upon lease stabilization.

For further discussion regarding specific terms of our debt, see Note 7 of the Consolidated Financial Statements.

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

Contractual Obligations

As of March 31, 2008, we had the following contractual debt obligations (see Note 7 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Payment due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$88,532	$72,264	$6,400	$-	$9,868

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on Whitestone's
Balance Sheet under GAAP	-	-	-	-	-

Total	$88,532	$72,264	$6,400	$-	$9,868

Distributions

The following distributions for common shares of beneficial interests in Whitestone and units of limited partnership interest in the Operating Partnership were paid or declared payable during the three months end March 31, 2008 and 2007 (in thousands):

		2008	Per Share	2007	Per Share
Period	Status	Amount	/OP Unit	Amount	/OP Unit
January -March	Paid	$2,371	$0.15	$2,371	$0.15
April - June	Payable	$2,371	$0.15	$2,371	$0.15

Taxes

We elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 1999.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We believe that we are organized and operate in such a manner as to qualify to be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of March 31, 2008 and December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our credit facilities that have floating interest rates.  As of March 31, 2008, we had $8.3 million of indebtedness outstanding under facilities with floating interest rates.  The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $0.08 million annually.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

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

In November 2006, Mr. Hartman and Hartman Management filed a counterclaim against us, the individual members of our Board, our Chief Operating Officer, John J. Dee, and our prior outside law firm and one of its partners.  The counterclaims claimed that we had breached our contracts with Mr. Hartman and Hartman Managment and committed tortious interference with the contracts, intentional infliction of emotional distress, and conspiracy.  We prepared defenses to these counterclaims.

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

We filed a motion for summary judgment on Mr. Hartman’s and Hartman Management’s claims that we breached our contracts with Hartman Management.  On March 25, 2008, the court granted our motion, in part, and stated that the termination fee allegedly due under the advisory agreement was subject to the cap on total operating expenses described in Section IV.D.1 of the North American Securities Administrators Association’s Statement of Policy on Real Estate Investment Trusts.  Mr. Hartman requested the court to reconsider its ruling on this motion and filed additional documents with the court to support his request.  These filings necessitated our preparing responses and then appearing for a hearing in court.  The court’s decision on the reconsideration is pending.

The parties have each submitted reports of experts as to the amount of the fee due for the termination of the advisory agreement, other fees and expense reimbursements, and damages.  Discovery is being conducted for this case, which has a court date of May 19, 2008.  Mr. Hartman filed an affidavit with the court from his chief financial officer stating that the cap would allow for a $1.1 million termination fee payment, whereas our calculation shows that the maximum cap on operating expenses has previously been reached.

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

Item 1A. Risk Factors

As of March 31, 2008, there have been no material changes to the risk factors set forth in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market Information

There is no established trading market for our common shares of beneficial interest. As of April 30, 2008, we had 10,001,269 common shares of beneficial interest outstanding held by a total of approximately 1,417 shareholders.

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

Whitestone REIT

Date: May 15, 2008	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)