Form 10-Q
period 2008-06-30
Whitestone REIT
filed 2008-08-14
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2008

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

                                    Yes  ☐  No  ☒

The number of the registrant’s Common Shares of Beneficial Interest outstanding at August 14, 2008, was 9,707,307.

		Page

PART I--FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited)
	and December 31, 2007	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	(Unaudited) for the Three and Six Months Ended June 30, 2008 and 2007	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
	June 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4T.	Controls and Procedures	31

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share data)	2008	2007
	(unaudited)	(revised)
ASSETS
Real estate assets, at cost
Property	$169,754	$163,923
Accumulated depreciation	(27,549)	(25,855)
Net operating real estate assets	142,205	138,068
Properties under development	9,110	8,392
Properties - discontinued operations	-	7,932
Total real estate assets	151,315	154,392

Cash and cash equivalents	8,055	10,811
Accrued rent and accounts receivable, net	4,844	5,386
Unamortized lease commissions and loan costs	3,356	2,839
Prepaid expenses and other assets	1,439	1,367
Other assets - discontinued operations	-	349
Total assets	$169,009	$175,144

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Notes payable	$88,488	$83,461
Accounts payable and accrued expenses	5,674	6,560
Tenants' security deposits	1,582	1,598
Dividends and distributions payable	2,167	2,371
Other liabilities - discontinued operations	-	272
Total liabilities	97,911	94,262

Commitments and contingencies

Minority interests of unit holders in Operating Partnership;
4,739,886 and 5,808,337 units at June 30, 2008
and December 31, 2007, respectively	22,358	28,039

Shareholders' equity
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
at June 30, 2008 and December 31, 2007	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 9,707,307 and 10,001,269 issued and
outstanding at June 30, 2008 and December 31, 2007, respectively	10	10
Additional paid-in capital	72,273	72,273
Accumulated deficit	(20,732)	(19,210)
Treasury shares, at cost	(2,479)	-
Accumulated other comprehensive loss	(332)	(230)
Total shareholders' equity	48,740	52,843
Total liabilities and shareholders' equity	$169,009	$175,144

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
		(revised)		(revised)
Property Revenues
Rental revenues	$6,236	$5,863	$12,463	$11,676
Tenants' reimbursements and other property revenues	1,514	1,320	3,043	2,630
Total property revenues	7,750	7,183	15,506	14,306

Property expenses
Property operation and maintenance	2,188	1,959	4,311	3,958
Real estate taxes	925	900	1,933	1,716
Total property expenses	3,113	2,859	6,244	5,674

Other expenses (income)
General and administrative	2,170	1,450	4,133	3,484
Depreciation and amortization	1,791	1,543	3,347	3,077
Interest expense	1,425	1,357	2,827	2,632
Interest income	(39)	(155)	(124)	(292)
Total other expenses	5,347	4,195	10,183	8,901

Income (loss) from continuing operations before loss on
disposal of assets, minority interest, change in fair
value of derivative instrument and income taxes	(710)	129	(921)	(269)

Provision for income taxes	(53)	(106)	(110)	(106)
Loss on sale or disposal of assets	(68)	-	(100)	-
Change in fair value of derivative instrument	-	36	-	15
Loss (income) allocated to minority interests	302	(22)	411	135

Income (loss) from continuing operations	(529)	37	(720)	(225)

Income (loss) from discontinued operations	(378)	155	(188)	352
Gain on sale of properties from discontinued operations	3,619	-	3,619	-
Income allocated to minority interests	(1,180)	(59)	(1,248)	(132)

Net income (loss)	$1,532	$133	$1,463	$(5)

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
		(revised)		(revised)

Earnings per share - basic and diluted
Income (loss) from continuing operations	$(0.05)	$0.00	$(0.07)	$(0.02)
Income from discontinued operations	0.20	0.01	0.22	0.02
Net income	$0.15	$0.01	$0.15	$(0.00)

Distributions declared per common share	$0.15	$0.15	$0.30	$0.30
Weighted average number of common shares outstanding	9,903	10,001	9,952	9,997

Condensed Consolidated Statements of
Comprehensive Income (Loss)
Net income (loss)	$1,532	$133	$1,463	$(5)
Other comprehensive income (loss)
Unrealized income (loss) on cash flow hedging activities	268	-	(102)	-
Comprehensive income (loss)	$1,800	$133	$1,361	$(5)

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
(in thousands)	2008	2007
		(revised)
Cash flows from operating activities:
Net loss from continuing operations	$(720)	$(225)
Net income from discontinued operations	2,183	220
	1,463	(5)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	3,347	3,077
Minority interests in Operating Partnership	(411)	(135)
Loss on sale or disposal of assets	100	-
Bad debt expense	222	318
Change in fair value of derivative instrument	-	(15)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	291	90
Accrued rent and accounts receivable	320	(875)
Unamortized lease commissions and loan costs	(522)	(529)
Prepaid expenses and other assets	(107)	(174)
Accounts payable and accrued expenses	(1,303)	(2,300)
Due to affiliates	-	(103)
Tenants' security deposits	(17)	65
Net cash provided by (used in) operating activities	$1,200	$(806)
Net cash provided by (used in) operating activities of discontinued operations	$8	$385

Cash flows from investing activities:
Additions to real estate	(3,100)	(677)
Repayment of note receivable	-	15
Net cash used in investing activities	$(3,100)	$(662)
Net cash used in investing activities of discontinued operations	$(8)	$(29)

Cash flows from financing activities:
Dividends paid	(3,062)	(2,965)
Distributions paid to OP unit holders	(1,817)	(1,777)
Proceeds from issuance of common shares	-	261
Proceeds from notes payable	11,404	14,469
Repayments of notes payable	(6,377)	(5,313)
Payments of loan origination costs	(1,004)	(147)
Net cash provided by (used in) financing activities	$(856)	$4,528

Net increase (decrease) in cash and cash equivalents	(2,756)	3,416
Cash and cash equivalents at beginning of period	10,811	8,298
Cash and cash equivalents at end of period	$8,055	$11,714

Supplemental disclosure of cash flow information
Cash paid for interest	$2,819	$2,693
Cash paid for income taxes	$224	$-
Non cash investing and financing activities
Disposal of fully depreciated real estate	$586	$961
Financed insurance premiums	$464	$458
Disposal of real estate in settlement of lawsuit	$7,844	$-

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
1.  Interim Financial Statements

 The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2007 are derived from the audited consolidated financial statements of Whitestone REIT (“Whitestone”, “us”, “we”, and “our”), at that date.  The unaudited financial statements at June 30, 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

  The condensed consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone REIT, and our subsidiaries as of June 30, 2008 and results of operations for the three and six month periods ended June 30, 2008 and 2007, and cash flows for the six month period ended June 30, 2008 and 2007.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Business.  Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2008 and December 31, 2007, we owned and operated 35 and 37 retail, warehouse and office properties in and around Houston, Dallas, San Antonio and Phoenix, respectively.

2.  Summary of Significant Accounting Policies

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2008 and December 31, 2007, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying condensed consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Minority interest in the accompanying condensed consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into common shares on a one for one basis (“OP Units”) changes the ownership interests of both the minority interests and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

Use of Estimates.   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, and the estimated fair value of interest rate swaps.  Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net loss or shareholders’ equity.

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

Cash and Cash Equivalents. We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents at June 30, 2008 and December 31, 2007 consist of demand deposits at commercial banks and money market funds.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense. During the three and six months ended June 30, 2008, interest in the amount of $0.2 million and $0.3 million, respectively, was capitalized on properties under development.  No such amounts were capitalized in the three and six months ended June 30, 2007.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for the buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  No impairment in value has been recorded for either of the three or six month periods ended June 30, 2008 and 2007.

Accrued Rent and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of June 30, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $1.0 million and $0.9 million, respectively. During the six months ended June 30, 2008 and 2007, we recorded bad debt expense in the amount of $0.2 million and $0.4 million, respectively.  During the three months ended June 30, 2008 and 2007, we recorded bad debt expense in the amount of $0.02 million and $0.2 million, respectively.  These amounts relate to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense in the consolidated statements of operations.

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

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance.

 Income Taxes.  Federal - We are qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) and are therefore not subject to Federal income taxes provided we meet all conditions specified by the Code for retaining our REIT status.  We believe we have continuously met these conditions since reaching 100 shareholders in 1999.

Income Taxes.  State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.05 million and $0.11 million for the Texas Margin Tax for the three and six months ended June 30, 2008, respectively.  Additionally, we recorded income tax expense of $0.11 million for both the three and six months ended June 30, 2007, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

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

We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require for items appropriately classified as cash flow hedges that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  As of June 30, 2008 and December 31, 2007, we have a $70 million dollar interest rate swap which has been designated as a cash flow hedge.  The fair value of this interest rate swap is approximately ($0.5) million and ($0.4) million, at June 30, 2008 and December 31, 2007, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.  Additionally, for a previous interest rate swap which was not designated as a cash flow hedge, approximately $0.04 million and $0.02 million is included in the consolidated statement of operations for the three and six months ended June 30, 2007, respectively.

Fair Value of Financial Instruments. Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, derivative instruments, accounts payable and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments.   The fair value of our debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements.  The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the financial institution would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties.

Comprehensive Income (Loss).  We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or a liability. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157,” (“FSP 157-2”) which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted SFAS 159 effective January 1, 2008 and elected not to measure any of our current eligible financial assets or liabilities at fair value.  We do have the option to elect to measure eligible financial assets or liabilities acquired in the future at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating what impact, if any, our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact, if any, our adoption of SFAS No. 160 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We are currently evaluating what impact, if any, our adoption of SFAS No. 161 will have on our financial statements.

In June 2008, the FASB issued FASB Staff Position No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP No. 03-6-1”).  FSP No. 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating what impact, if any, our adoption of FSP No. 03-6-1 will have on our financial statements.

3.  Derivatives and Hedging

On September 28, 2007, we entered into an interest rate swap transaction which we have designated as a cash flow hedge.  The effective date of the swap transaction is October 1, 2007, has a total notional amount of $70 million, and fixes the swap rate at 4.77% plus the LIBOR margin (see note 7 of the condensed consolidated financial statements) through October 1, 2008. The purpose of this swap is to mitigate the risk of future fluctuations in interest rates on our variable rate debt.  We have determined that this swap is highly effective in offsetting future variable interest cash flows on variable rate debt.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

As of June 30, 2008 and December 31, 2007, the balance in accumulated other comprehensive loss relating to derivatives was $0.3 million and $0.2 million, respectively.  The balance in accumulated other comprehensive loss is expected to be fully amortized to interest expense by October 1, 2008.

The Company elected to implement SFAS No. 157, “Fair Value Measurements” with the one-year deferral permitted by FASB Staff Position No.  FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).  FSP No. 157-2, which was issued February 2008, defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

 4.  Real Estate

At June 30, 2008, we owned 35 commercial properties in the Houston, Dallas, San Antonio, and Phoenix areas comprising approximately 2,991,000 square feet of total area, of which approximately 33,400 is under development at June 30, 2008.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

5.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30,	December 31,
	2008	2007

Tenant receivables	$1,959	$2,186
Accrued rent	3,552	3,196
Allowance for doubtful accounts	(996)	(865)
Insurance claim receivables	321	550
Other receivables	8	319

Totals	$4,844	$5,386

6.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Leasing commissions	$4,808	$4,512
Deferred financing costs	3,100	2,096
	7,908	6,608

Less: accumulated amortization	(4,552)	(3,769)
Totals	$3,356	$2,839

7.  Debt

Mortgages and other notes payable consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Mortgages and other notes payable	$16,593	$9,936
Revolving loan secured by properties	71,895	73,525
Totals	$88,488	$83,461

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

As of June 30, 2008, we had three active loans which are described below:

Revolving Credit Facility.  We have a $75 million revolving credit facility with a consortium of banks.  The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III LP (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility.  At June 30, 2008, WROP III owns 33 properties.

As of June 30, 2008 and December 31, 2007, the balance outstanding under the credit facility was $71.9 million and $73.5 million, respectively, and the availability to draw was $3.1 million and $1.5 million, respectively.

Interest only is payable monthly with the total amount of principal due at maturity on October 1, 2008.  The outstanding balance may be prepaid at any time in part or in whole, provided that the credit facility is not in default.

The Company is currently in the process of refinancing this revolving credit facility and expects to replace the current facility at maturity with:

•	Non-recourse loans on specific properties or groups of properties, and
•	A smaller revolving credit facility secured by unencumbered properties.

Mortgage Loan on Windsor Park Centre. On March 1, 2007, we obtained a $10.0 million loan to pay off the loan obtained upon the acquisition of the Windsor Park property and to provide funds for future acquisitions.  The mortgage loan is secured by the Windsor Park property which is owned by Whitestone REIT Operating Company IV LLC (“WROC IV”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the Windsor Park property.  On March 1, 2007, we conveyed ownership of the Windsor Park property from the Operating Partnership to WROC IV in order to secure the $10.0 million mortgage loan.

The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum.  The balance of the note is payable in full on March 1, 2014.  The loan balance is approximately $9.8 million at June 30, 2008.

Term Loan on Pima Norte.  On January 25, 2008 we entered into a $6.4 million term loan agreement with KeyBank, the lead bank of the consortium of banks in the revolving credit facility.  The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property that was purchased in October 2007.  At June 30, 2008, WROP III owns 33 properties and WPN owns one property.

Outstanding amounts under the term loan accrue interest computed at the LIBOR Rate on the basis of a 360 day year, plus 2%.  Interest only is payable monthly under the loan with the total amount of principal due at maturity in July 2009.  The covenants of this agreement mirror those in our $75 million revolving credit agreement as discussed in our Form 10-K for the year ended December 31, 2007.

We expect to obtain long term financing on this property upon lease stabilization.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

Annual maturities of notes payable as of June 30, 2008, including the revolving loan, are due during the following years (in thousands):

Year

2008	$72,242
2009	6,400
2014	9,846
Total	$88,488

8.  Earnings Per Share

Basic earnings per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units.  Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.  Accordingly, excluded from the earnings per share calculation for the three and six months ended June 30, 2008 are 5,096,036 and 5,452,187 OP Units, respectively, as their inclusion would be anti-dilutive.  Excluded from both the three and six months ended June 30, 2007 are 5,808,337 OP Units, as their inclusion would be anti-dilutive.

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

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.05 million and $0.11 million for the Texas Margin Tax for the three and six months ended June 30, 2008, respectively.  Additionally, we recorded income tax expense of $0.11 million for both the three and six months ended June 30, 2007.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

10.  Related-Party Transactions

On May 30, 2008, Whitestone settled its ongoing litigation with Allen R. Hartman and Hartman Management L.P. (“Hartman”).  Whitestone and Hartman entered into a settlement agreement and mutual release bringing resolution to two law suits between the parties.  Both suits, one of which was pending in Federal Court in Houston and the other suit pending in Harris County District Court, were filed in the fall of 2006.

The settlement agreement provided for, among other things:

•     The transfer of two properties known as: (1) Garden Oaks at 3800 North Shepard, Houston, Texas, and (2) Northeast Square at 18 Uvalde Road, Houston, Texas, from Whitestone to Hartman.  The properties had a net book value of approximately $7.8 million as May 30, 2008.

•     The transfer of 293,961.54 common shares of Whitestone and 1,068,451.271 units Whitestone REIT Operating Partnership, L.P. from Hartman to Whitestone.

•     A five-year standstill agreement between Whitestone and Hartman, wherein, among other things, neither party will acquire or invest in the voting securities of the other party; enter into a merger or combination with the other party; propose a plan of liquidation, dissolution, or recapitalization of the other party; nor participate in any solicitation or proxies of voting securities of the other party.

The mutual release provided for, among other things:

•     The dismissal, with prejudice, of Hartman by Whitestone, and Whitestone by Hartman.

•     The release of Hartman, Hartman Income REIT, Whitestone, Whitestone REIT Operating Partnership, L.P., James C. Mastandrea, John J. Dee, Paragon and its Trustees, and the law firm of Bass, Berry & Sims PLC including John A. Good who is a partner with that law firm.

•     The retraction of the Preliminary Proxy Statement of Hartman filed on November 29, 2006, the Definitive Additional Materials filed by Hartman on December 1, 2006, and the Non-Management Revised Preliminary Proxy Soliciting Materials filed by Hartman on February 1, 2007.

As a result of the above settlement, we recorded a gain of approximately $3.6 million on this transaction, in the three and six months ended June 30, 2008.  Also as a result of the settlement, our ownership interest in the Operating Partnership increased from 62.4% to 66.4% as of June 30, 2008.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

11.  Shareholders Equity

Dividends and distributions. The following tables summarize the cash dividends/distributions paid to holders of common shares and holders of OP Units for the four quarters of 2007 and the two quarters of 2008.

Whitestone Shareholders
Dividend	Quarter Dividend	Total Amount
per Common Share	Paid	Paid (in thousands)

0.1500	Qtr ended 03/31/07	$ 1,500
0.1500	Qtr ended 06/30/07	1,500
0.1500	Qtr ended 09/30/07	1,500
0.1500	Qtr ended 12/31/07	1,500
0.1500	Qtr ended 03/31/08	1,500
0.1500	Qtr ended 06/30/08	1,529

OP Unit Holders Including Minority Unit Holders
Distribution	Quarter Distribution	Total Amount
per OP Unit	Paid	Paid (in thousands)

0.1500	Qtr ended 03/31/07	$ 2,317
0.1500	Qtr ended 06/30/07	2,317
0.1500	Qtr ended 09/30/07	2,317
0.1500	Qtr ended 12/31/07	2,317
0.1500	Qtr ended 03/31/08	2,317
0.1500	Qtr ended 06/30/08	2,423

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

12.  Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

As discussed in note 10 of the condensed consolidated financial statements, on May 30, 2008, Whitestone and Hartman entered into a settlement agreement and mutual release bringing resolution to two law suits between the parties.  Both suits, one of which was pending in Federal Court in Houston and the other suit pending in Harris County District Court, were filed in the fall of 2006.

The settlement agreement provided for, among other things:

•     The transfer of two properties known as (1) Garden Oaks at 3800 North Shepard, Houston, Texas, and (2) Northeast Square at 18 Uvalde Road, Houston, Texas from Whitestone to Hartman.  The properties had a net book value of approximately $7.8 million as May 30, 2008.

•     The transfer of 293,961.54 common shares of Whitestone and 1,068,451.271 units Whitestone REIT Operating Partnership, L.P. from Hartman to Whitestone.

•     A five-year standstill agreement between Whitestone and Hartman, wherein, among other things, neither party will acquire or invest in the voting securities of the other party; enter into a merger or combination with the other party; propose a plan of liquidation, dissolution, or recapitalization of the other party; nor participate in any solicitation or proxies of voting securities of the other party.

The mutual release provided for, among other things:

•     The dismissal, with prejudice, of Hartman by Whitestone, and Whitestone by Hartman.

•     The release of Hartman, Hartman Income REIT, Whitestone, Whitestone REIT Operating Partnership, L.P., James C. Mastandrea, John J. Dee, Paragon and its Trustees, and the law firm of Bass, Berry & Sims PLC including John A. Good who is a partner with that law firm.

•     The retraction of the Preliminary Proxy Statement of Hartman filed on November 29, 2006, the Definitive Additional Materials filed by Hartman on December 1, 2006, and the Non-Management Revised Preliminary Proxy Soliciting Materials filed by Hartman on February 1, 2007.

13.  Property Dispositions

Discontinued operations. For the three months ended June 30, 2008 and 2007, income from discontinued operations included the results of operations for two retail properties, containing approximately 0.1 million leasable square feet, which were sold as part of the settlement of our litigation with Mr. Hartman and Hartman Management, L.P., in May 2008. As a result of this classification we have identified the financial results for the three and six months ended June 30, 2007 as revised.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

The following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2008	2007	2008	2007

Property revenues	$192	$385	$559	$808
Property expenses	198	155	307	304
Net operating income (loss)	(6)	230	252	504
General and administrative	221		221
Depreciation and amortization	151	75	219	152
Income (loss) from discontinued operations	$(378)	$155	$(188)	$352

During the three and six months ended June 30, 2008, we recognized a gain of $3.6 million from the sale of the two retail properties discussed above.  In exchange for the two retail properties, we received 0.3 million common shares of Whitestone REIT and 1.1 million units in the Operating Partnership from Allen R. Hartman. In conjunction with the provisions of SFAS 141, the reacquisition of the minority interests has been accounted for as a step-acquisition. As such, all amounts attributable to the reacquisition have been allocated to real estate assets in the Condensed Consolidated Balance Sheet.

14.  Segment Information

Our management historically has not differentiated results of operations by property type nor location and therefore does not present segment information.

15.  Subsequent Events

On August 5, 2008, Whitestone REIT , operating through its subsidiary, Whitestone Corporate Park West, LLC (the “Borrower”), executed a Promissory Note (the “Loan”) for $11,200,000 payable to MidFirst Bank (the “Lender”) with an applicable interest rate of 6.52% per annum and a maturity date of September 15, 2015.  A payment of $70,939 is due October 1, 2008 and on the first day of each calendar month through August 1, 2015.

The Loan is a non-recourse loan secured by the Borrower’s Corporate Park West property, which is located in Houston, Texas, and a limited guarantee by the Company. In conjunction with the Loan, a Security Agreement and Assignment of Leases and Rents and Fixture Filing (the “Security Instrument”) was executed by the Borrower which contains customary terms and conditions; including representations, warranties and covenants by the Borrower, that includes, without limitation, warranty of title, insurance requirements and maintenance, use and management of property.

The Loan contains events of default that include, among other things, non-payment and default under the Security Instrument.  Upon occurrence of an event of default, the Lender is entitled to accelerate all obligations of the Borrower.  Lender will also be entitled to receive the entire unpaid principal balance at a default rate.

The Loan proceeds will be used to pay down a portion of the outstanding amounts on the Company’s revolving credit facility.  The Loan is part of an effort to refinance the revolving credit facility with:
•      Non-recourse loans on specific properties or groups of properties, and
•      A smaller revolving credit facility secured by unencumbered properties.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008

        On July 29, 2008, our shareholders approved the Company’s 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”).  Under the Plan, awards may be made in common shares of the Company or units in the Operating Partnership, which may be converted into common shares. The Plan authorizes awards in respect of an aggregate of 2,063,885 common shares. The maximum aggregate number of common shares that may be issued under the Plan will be increased upon each issuance of common shares by the Company (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of common shares of the Company and units of the Operating Partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). Current and prospective officers, employees and trustees of, and consultants to, the Company or its subsidiaries or affiliates are eligible to be granted awards under the Plan.

        The primary purpose of the Plan is to have employees think and act as owners while promoting the interests of Whitestone and its shareholders by, among other things:

•	attracting and retaining key officers, employees and trustees of, and consultants to, Whitestone and its subsidiaries and affiliates;
•	motivating those individuals by means of performance-related incentives to achieve long-range performance goals;
•	enabling such individuals to participate in the long-term growth and financial success of Whitestone;
•	encouraging equity ownership of Whitestone by such individuals; and
•	linking their compensation to the long-term interests of Whitestone and its shareholders.

Unless the context otherwise requires, all references in this report to “Whitestone,” “we,” “us” or “our” are to Whitestone REIT and our subsidiaries.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes thereto included in this report.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the condensed consolidated financial statements included in this report.

Executive Overview

We are a real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties.  Our investments include retail, office and warehouse properties located in the Houston, Dallas, San Antonio and Phoenix metropolitan areas.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”),  which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  Our properties consist of:

•	Seventeen retail properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $61.4 million.

•	Six office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $36.8 million.

•	Eleven office/warehouse properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $44.0 million.

•	One office property under development having a total carrying amount of $9.1 million, which will contain approximately 0.03 million square feet of leasable space upon completion.

Our primary source of income and cash is rents associated with commercial leases.  Our business objective is to increase shareholder value by employing a value-added investment strategy.  This strategy is focused on owning and renovating commercial real estate assets in markets with positive demographic trends, achieving diversification by property type and location, and acquiring properties within our targeted returns.

As of June 30, 2008, we had 660 total tenants.  We have a diversified tenant base with our largest tenant comprising only 1.8% and 1.8% of our total revenues for the three and six months ended June 30, 2008, respectively.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We are a self-managed REIT, employing 49 full-time employees as of June 30, 2008.  As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead.

We believe that one of the key measures of our performance is property occupancy.   Occupancy for the total portfolio was 85% at June 30, 2008, compared to 82% at June 30, 2007.  We completed 110 new and renewal leases during the six months ended June 30, 2008 totaling 0.4 million square feet and $13.5 million in total lease value.

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

A summary of our progress on the execution of this five year plan is described in the following sections on redevelopment, acquisitions and dispositions.

Redevelopment

We began redevelopment in late 2007 to add 5,000 square feet of office space and upgrade the Westchase Plaza Retail and Office Center located in Houston, Texas.  The total redevelopment of this center is projected to cost approximately $1.7 million and is expected to be complete by September 2008.

Acquisitions

In October 2007, we acquired a 33,400 square foot commercial property in Carefree, Arizona, which is adjacent to North Scottsdale, for approximately $8.3 million.  The property, Pima Norte, is a newly constructed one and two story class “A” executive medical office building.  The property is currently under development and is expected to be leasable by third quarter 2008.  We expect to invest approximately $2.0 million to complete the construction.

Dispositions (discontinued operations)

On May 30, 2008, as part of our settlement with Hartman Management L.P. and Allen R. Hartman (“Hartman”), we exchanged two retail properties, Garden Oaks, a 95,046 square foot retail property located in Houston, Texas and Northeast Square, a 40,525 square foot retail property located in Houston, Texas for $11.4 million.  The $11.4 million purchase price was by paid by Hartman in the form of 293,961.54 shares of Whitestone common shares and 1,068,451.271 units of ownership interest in Whitestone REIT Operating Partnership, L.P.

A gain of $3.6 million was generated from this exchange and is reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2008.  As a result of the settlement, our ownership interest in the Operating Partnership increased from 62.4% to 66.4% as of June 30, 2008. The operating results from these two properties and the gain from the sale are reflected as discontinued operations in our condensed consolidated financial statements. In conjunction with the provisions of SFAS 141, the reacquisition of the minority interests has been accounted for as a step-acquisition. As such, all amounts attributable to the reacquisition have been allocated to real estate assets in the Condensed Consolidated Balance Sheet.

Critical Accounting Policies

        In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K, in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the first six months of 2008.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to note 2 of the condensed consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2008 and 2007

The following tables provide a general comparison of our results of operations for the three months ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Number of properties owned and operated	35	36
Aggregate gross leasable area (sq. ft.) (1)	2,957,492	3,093,063
Ending occupancy rate	85%	82%

	(in thousands, except per share data)
Total property revenues	$ 7,750	$7,183
Total property expenses	3,113	2,859
Other expense, net	5,166	4,287
Income (loss) from continuing operations	(529)	37
Income from discontinued operations	2,061	96
Net income	$ 1,532	$133

Funds from operations (2)	$ 426	$1,770
Dividends paid on common shares and OP Units	2,303	2,371
Per common share and OP unit	$ 0.15	$0.15
Dividends paid as a % of FFO	541%	134%

(1) At June 30, 2008, we own commercial real estate with total square footage of 2,990,892, of which 33,400 is under construction and therefore not included in gross leasable area though it is included in the number of propeties.

(2) For a reconciliation of Funds from operations to Net income, see "Funds From Operations" below.

        Property revenues.  Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $7.8 million for the three months ended June 30, 2008, as compared to $7.2 million for the three months ended June 30, 2007, an increase of $0.6 million or 8%.  The increase is primarily attributable to (1) an increase in our occupancy rate to 85% as of June 30, 2008 as compared to 82% as of June 30, 2007 and (2) an increase in our annualized rent per occupied square foot to $12.01 for the three months ended June 30, 2008 as compared to $11.28 for the three months ended June 30, 2007.

Property expenses.  Our total property expenses were $3.1 million for the three months ended June 30, 2008, as compared to $2.9 million for the three months ended June 30, 2007, an increase of $0.2 million, or 7%.  The primary components of operating expense are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2008	2007

Real estate taxes	$925	$900
Utilities	662	644
Contract services	536	463
Repairs and maintenance	659	541
Labor and other	331	311
Total property expenses	$3,113	$2,859

The increases in contract services and repairs and maintenance are due to additional services contracted in 2008 for landscaping, property security, parking lots and janitorial.

Other expense, net.  Our other expenses were $5.2 million for the three months ended June 30, 2008, as compared to $4.3 million for the three months ended June 30, 2007, an increase of $0.9 million or 21%.  The primary components of other expense, net are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2008	2007

General and administrative	$2,170	$1,450
Depreciation and amortization	1,791	1,543
Interest expense	1,425	1,357
Interest income	(39)	(155)
	5,347	4,195
Provision for income taxes	53	106
Loss on sale or disposal of assets	68	-
Change in fair value of derivative instrument	-	(36)
Income (loss) allocated to minority interests	(302)	22
Total other expenses, net	$5,166	$4,287

General and administrative. The increase of $0.7 million in general and administrative expense is primarily due to legal costs related to the litigation with Mr. Hartman and Hartman Management, L.P.  We incurred approximately $1.0 million in litigation expenses in the quarter ended June 30, 2008, as compared to $0.3 million in the quarter ended June 30, 2007.

Depreciation and amortization.    The increase of $0.2 million is due to the amortization of loan fees as a result of the extension of the revolving credit facility in March 2008.  The additional fees paid for the extension of the credit facility will be fully amortized by October 1, 2008.

Interest income.  The decrease in interest income is a result of the decrease in the cash balance of approximately $2.8 million and a decrease in interest rates.

Provision for income taxes.  In the first quarter of 2007, no amounts were recorded for amounts due under the Texas Margin Tax.  As such, six months of taxes were recorded in the three months ended June 30, 2007.

Income (loss) allocated to minority interests.  The increased loss allocated to minority interests is a result of decreased net income before minority interest primarily as a result of the increased legal costs discussed above in General and administrative.

Income from discontinued operations.  The increase in income from discontinued operations is primarily a result of the gain of $3.6 million from the exchange of two retail properties in May 2008, offset by $1.3 million of the gain allocated to minority interests.

Net income.  The increase in net income is primarily a result of the items discussed above.

Results of Operations

Comparison of the Six Month Periods Ended June 30, 2008 and 2007

The following tables provide a general comparison of our results of operations for the six months ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Number of properties owned and operated	35	36
Aggregate gross leasable area (sq. ft.) (1)	2,957,492	3,093,063
Ending occupancy rate	85%	82%

	(in thousands, except per share data)
Total property revenues	$ 15,506	$14,306
Total property expenses	6,244	5,674
Other expense, net	9,982	8,857
Loss from continuing operations	(720)	(225)
Income from discontinued operations	2,183	220
Net income (loss)	$ 1,463	$(5)

Funds from operations (2)	$ 1,799	$3,101
Dividends paid on common shares and OP Units	4,675	4,743
Per common share and OP unit	$ 0.30	$0.30
Dividends paid as a % of FFO	260%	153%

(1) At June 30, 2008, we own commercial real estate with total square footage of 2,990,892, of which 33,400 is under construction and therefore not included in gross leasable area though it is included in the number of properties.

(2) For a reconciliation of Funds from operations to Net income, see "Funds From Operations" below.

Property revenues. Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $15.6 million for the six months ended June 30, 2008, as compared to $14.3 million for the six months ended June 30, 2007, an increase of $1.3 million or 9%.  The increase is primarily attributable to: (1) an increase in our occupancy rate to 85% as of June 30, 2008 as compared to 82% as of June 30, 2007, and (2) an increase in our annualized rent per occupied square foot to $11.83 for the six months ended June 30, 2008 as compared to $11.15 for the six months ended June 30, 2007.

Property expenses. Our total property expenses were $6.2 million for the six months ended June 30, 2008, as compared to $5.7 million for the six months ended June 30, 2007, an increase of $0.5 million, or 9%.  The primary components of operating expense are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2008	2007

Real estate taxes	$1,933	$1,716
Utilities	1,357	1,137
Contract services	1,061	933
Repairs and maintenance	972	1,098
Labor and other	921	790
Total property expenses	$6,244	$5,674

The increase in real estate taxes is primarily the result of increases in the value of our properties by the governmental appraisal districts that determine the property tax amounts.

The increase in utilities is primarily the result of increased air conditioning costs in our office buildings due to higher temperatures in 2008 than 2007.

Other expense, net.  Our other expenses were $10.0 million for the six months ended June 30, 2008, as compared to $8.9 million for the six months ended June 30, 2007, an increase of $1.1 million or 12%.  The primary components of other expense, net are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2008	2007

General and administrative	$4,133	$3,484
Depreciation and amortization	3,347	3,077
Interest expense	2,827	2,632
Interest income	(124)	(292)
	10,183	8,901
Provision for income taxes	110	106
Loss on sale or disposal of assets	100	-
Change in fair value of derivative instrument	-	(15)
Loss allocated to minority interests	(411)	(135)
Total other expenses, net	$9,982	$8,857

 General and administrative. The increase of $0.6 million in general and administrative expense is primarily due to increases of (1) $0.3 million – legal costs related to the litigation with Mr. Hartman and Hartman Management, L.P., and (2) $0.3 million – labor expense.

Depreciation and amortization. The increase of $0.3 million in depreciation and amortization is due to the amortization of loan fees as a result of the extension of the revolving credit facility in March 2008. The additional fees paid for the extension of the credit facility will be fully amortized by October 1, 2008.

  Interest income.  The decrease in interest income is a result of the decrease in the cash balance of approximately $2.8 million and a decrease in interest rates.

Loss allocated to minority interests.  The increased loss allocated to minority interests is a result of decreased net income before minority interest primarily as a result of the increased legal costs discussed above in General and administrative.

Income from discontinued operations.  The increase in income from discontinued operations is primarily a result of the gain of $3.6 million from the exchange of two retail properties in May 2008, offset by $1.3 million of the gain allocated to minority interests.

Net income.  The increase in net income is primarily a result of the items discussed above.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$1,532	$133	$1,463	$(5)
Depreciation and amortization of real estate assets (1)	1,566	1,556	3,017	3,109
Gain on sale of assets (1)	(3,551)	-	(3,519)	-
Income (loss) allocated to minority interests(1)	879	81	838	(3)
FFO	$426	$1,770	$1,799	$3,101

(1) Including amounts for discontinued operations

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

During the six months ended June 30, 2008, our cash provided by operating activities was $1.2 million and our total distributions were $4.9 million.  The primary uses of cash from operating activities in the six months ended June 30, 2008 were the payment of annual property taxes of approximately $4.0 million on January 31, 2008 and the payment of legal fees related to the litigation with Mr. Hartman and Hartman Management L.P.  As a result, we had distributions in excess of cash flow from operations of approximately $3.7 million. Our primary funding for paying dividends in excess of cash flow was cash on hand and borrowing from our credit facility.

 During the six months ended June 30, 2008, we incurred approximately $1.5 million in legal costs as a result of the litigation with Mr. Hartman and Hartman Management, L.P. This litigation was settled in full in May 2008.  For a full discussion of the litigation and settlement with Mr. Hartman and Hartman Management, see Part II, Item 1. Legal Proceedings.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $8.1 million at June 30, 2008, as compared to $10.8 million on December 31, 2007.  The decrease of $2.8 million was primarily the result of the following:

Sources of Cash

•	Net proceeds of $5.0 million from our credit facility and term loan on our Pima Norte property.

•	Cash provided from operations of $1.2 million.

Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $4.9 million.

•	Payment of loan origination costs of $1.0 million.

•	Additions to real estate of $3.1 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

As of June 30, 2008 we had three active loans:

Revolving Credit Facility

We have a $75 million revolving credit facility with a consortium of banks.  The credit facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III L.P. (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the credit facility.  At June 30, 2008, WROP III owned 33 properties.

As of June 30, 2008 and December 31, 2007, the balance outstanding under the credit facility was $71.9 million and $73.5 million, respectively, and the availability to draw was $3.1 million and $1.5 million, respectively.

The Company is currently in the process of refinancing this revolving credit facility and expects to replace the current facility at maturity with:

•	Non-recourse loans on specific properties or groups of properties, and
•	A smaller revolving credit facility secured by unencumbered properties.

Mortgage Loan on Windsor Park Centre

On March 1, 2007, we obtained a $10.0 million loan to pay off the loan obtained upon the acquisition of the Windsor Park property and to provide funds for future acquisitions.  The mortgage loan is secured by the Windsor Park property, which is owned by Whitestone REIT Operating Company IV LLC (“WROC IV”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the Windsor Park property.  On March 1, 2007, we conveyed ownership of the Windsor Park property from the Operating Partnership to WROC IV in order to secure the $10.0 million mortgage loan.

The note is payable in equal monthly installments of principal and interest of $60,212, with interest at the rate of 6.04% per annum.  The balance of the note is payable in full on March 1, 2014.  The loan balance is approximately $9.8 million at June 30, 2008.

Term Loan on Pima Norte

On January 25, 2008, we entered into a $6.4 million term loan agreement with KeyBank, the lead bank of the consortium of banks in the revolving credit facility.  The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property that was purchased in October 2007.  At June 30, 2008, WROP III owns 33 properties and WPN owns one property.

Outstanding amounts under the term loan accrue interest computed at the LIBOR Rate on the basis of a 360 day year, plus 2%.  Interest only is payable monthly under the loan with the total amount of principal due at maturity in July 2009.  The covenants of this agreement mirror those in our $75 million revolving credit agreement as discussed in our 10-K for the year ended December 31, 2007.

We expect to obtain long term financing on this property upon lease stabilization.

Mortgage Loan on Corporate Park West (Subsequent to June 30, 2008)

On August 5, 2008, Whitestone REIT , operating through its subsidiary, Whitestone Corporate Park West, LLC (the “Borrower”), executed a Promissory Note (the “Loan”) for $11,200,000 payable to MidFirst Bank (the “Lender”) with an applicable interest rate of 6.52% per annum and a maturity date of September 15, 2015.  A payment of $70,939 is due October 1, 2008 and on the first day of each calendar month through August 1, 2015.

The Loan is a non-recourse loan secured by the Borrower’s Corporate Park West property, which is located in Houston, Texas, and a limited guarantee by the Company. In conjunction with the Loan, a Security Agreement and Assignment of Leases and Rents and Fixture Filing (the “Security Instrument”) was executed by the Borrower which contains customary terms and conditions; including representations, warranties and covenants by the Borrower, that includes, without limitation, warranty of title, insurance requirements and maintenance, use and management of property.

The Loan contains events of default that include, among other things, non-payment and default under the Security Instrument.  Upon occurrence of an event of default, the Lender is entitled to accelerate all obligations of the Borrower.  Lender will also be entitled to receive the entire unpaid principal balance at a default rate.

The Loan proceeds will be used to pay down a portion of the outstanding amounts on the Company’s revolving credit facility.  The Loan is part of an effort to refinance the revolving credit facility with:
•      Non-recourse loans on specific properties or groups of properties, and
•      A smaller revolving credit facility secured by unencumbered properties.

For further discussion regarding specific terms of our debt, see note 7 of the condensed consolidated financial statements.

Capital Expenditures

We continually evaluate our propertys’ performance and value.  We may determine it is best to invest capital in properties we believe have potential for increasing value.  We also may have unexpected capital expenditures or improvements for our existing assets.  Additionally, we intend to invest in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Distributions

The following distributions for common shares of beneficial interests in Whitestone and units of limited partnership interest in the Operating Partnership were paid or declared payable during the six months ended June 30, 2008 and 2007 (in thousands):

		2008	Per Share	2007	Per Share
Period	Status	Amount	/OP Unit	Amount	/OP Unit
January -March	Paid	$2,371	$0.15	$2,371	$0.15
April - June	Paid	$2,303	$0.15	$2,371	$0.15
July - September	Payable	$2,167	$0.15	$2,371	$0.15

Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 1999.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We believe that we are organized and operate in such a manner as to qualify to be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of June 30, 2008 and December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our credit facilities that have floating interest rates.  As of June 30, 2008, we had $8.3 million of indebtedness outstanding under facilities with floating interest rates.  The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $0.08 million annually.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

On May 30, 2008, Whitestone and Hartman entered into a settlement agreement and mutual release bringing resolution to two law suits between the parties.  Both suits, one of which was pending in Federal Court in Houston and the other suit pending in Harris County District Court, were filed in the fall of 2006.

The settlement agreement provided for, among other things:

•     The transfer of two properties known as: (1) Garden Oaks at 3800 North Shepard, Houston, Texas, and (2) Northeast Square at 18 Uvalde Road, Houston, Texas, from Whitestone to Hartman.  The properties had a net book value of approximately $7.8 million as May 30, 2008.

•     The transfer of 293,961.54 common shares of Whitestone and 1,068,451.271 units Whitestone REIT Operating Partnership, L.P. from Hartman to Whitestone.

•     A five-year standstill agreement between Whitestone and Hartman, wherein, among other things, neither party will acquire or invest in the voting securities of the other party; enter into a merger or combination with the other party; propose a plan of liquidation, dissolution, or recapitalization of the other party; nor participate in any solicitation or proxies of voting securities of the other party.

The mutual release provided for, among other things:

•     The dismissal, with prejudice, of Hartman by Whitestone, and Whitestone by Hartman.

•     The release of Hartman, Hartman Income REIT, Whitestone, Whitestone REIT Operating Partnership, L.P., James C. Mastandrea, John J. Dee, Paragon and its Trustees, and the law firm of Bass Berry & Sims PLC including John A. Good who is a partner with that law firm.

•     The retraction of the Preliminary Proxy Statement of Hartman filed on November 29, 2006, the Definitive Additional Materials filed by Hartman on December 1, 2006, and the Non-Management Revised Preliminary Proxy Soliciting Materials filed by Hartman on February 1, 2007.

Item 1A. Risk Factors

As of June 30, 2008, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on July 29, 2008, our shareholders voted for the following three matters:

1.  The re-election of Donald F. Keating as a trustee, to serve until the 2011 annual meeting of shareholders.  The votes cast with respect to Mr. Keating were as follows:

Votes For	Votes Withheld

5,403,497	1,068,126

The other trustees whose terms of office continued after the meeting are listed below:

Trustee	End of Term

Jack L. Mahaffey	2009
James C. Mastandrea	2009
Chris A. Minton	2010

2.  A proposal to approve the Company’s 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”).  The votes cast with respect to the Plan were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote

4,500,434	1,731,419	239,769	-

3.  A proposal to approve the Company’s Amended and Restated Declaration of Trust (the “Declaration of Trust”) , to accommodate the Company’s current structure as an internally-advised and managed REIT and to prepare for an offering of additional common shares of beneficial interest in the Company and the listing of those shares in the future.  The votes cast with respect to the Declaration of Trust were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote

5,270,079	912,564	288,979	-

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.            Description

3.1
Articles of Amendment and Restatement of Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on July 31, 2008)

3.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on December 6, 2006)

3.3	Bylaws (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

3.4
First Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(ii).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on December 6, 2006)

3.5	Second Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on March 3, 2008)

3.6	Third Amendment to Bylaws (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on April 14, 2008)

3.7
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

10.1	Settlement Agreement (previously filed as and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on June 4, 2008)

10.2	Mutual Release (previously filed as and incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on June 4, 2008)

10.3+
Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on July 31, 2008)

10.4
Promissory Note between Whitestone Corporate Park West, LLC, and MidFirst Bank dated August 5, 2008 (previously filed as and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on August 8, 2008)

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

Whitestone REIT

Date: August 14, 2008	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)