Form 10-K/A
period 2007-12-31
Whitestone REIT
filed 2008-11-03
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

Commission file number 000-50256

WHITESTONE REIT
(Exact name of Registrant as specified in its charter)

Maryland	76-0594970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

2600 South Gessner, Suite 500 Houston, Texas (Address of principal executive offices)	77063 (Zip Code)

Registrant’s telephone number, including area code: (713) 827-9595

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares of Beneficial Interest, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $97,073,070 assuming a market value of $10 per share.

As of October 29, 2008, the Registrant had 9,707,307 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

          We are filing this Amendment No. 2 to the Annual Report on Form 10-K of Whitestone REIT for the year ended December 31, 2007 (the “Amendment No. 2”), which was originally filed on March 31, 2008 (the “Original Filing”), and amended by Amendment No. 1 filed April 29 2008, in order to correct the language of the certifications required by Item 601(b)(31) of the Regulation S-K as filed herewith. Except for the amendment described above, this Amendment No. 2 does not revise, update, or in any way affect any information or disclosure contained in the Original Filing or Amendment No. 1, including our Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment No. 2 should be read in conjunction with our Securities and Exchange Commission filings made subsequent to the Original Filing.

WHITESTONE REIT
FORM 10-K/A
Year Ended December 31, 2007

TABLE OF CONTENTS

Page
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	1
Signatures

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

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

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITESTONE REIT
	By:	/s/ James C. Mastandrea
Dated: November 3, 2008		James C. Mastandrea, Chairman and CEO

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

November 3, 2008	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
Principal Executive Officer

November 3, 2008	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
Principal Financial and Principal Accounting Officer

November 3, 2008	/s/ Donald F. Keating
Donald F. Keating, Trustee

November 3, 2008	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

November 3, 2008	/s/ Chris A. Minton
Chris A. Minton, Trustee