Form 10-Q/A
period 2008-03-31
Whitestone REIT
filed 2008-11-03
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 934.
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _____________

Commission file number 000-50256

WHITESTONE REIT
(Exact name of Registrant as specified in its charter)

Maryland	76-0594970
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization)

2600 South Gessner, Suite 500	77063
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 827-9595

N/A
(Former Name, Former Address and Former Year,
if changed since last report)

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of the registrant’s Common Shares of Beneficial Interest outstanding at October 29, 2008, was 9,707,307.

EXPLANATORY NOTE

          The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Whitestone REIT for the quarterly period ended March 31, 2008 (the “Amendment”), which was originally filed on May 15, 2008 (the “Original Filing”), is to include the conclusions of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures in Item 4T of Part I of the Quarterly Report and to revise the certifications contained in Exhibits 31.1 and 31.2 to include the information required by Item 601(b)(31) of Regulation S-K as filed herewith. This Amendment amends and restates only Item 4T of Part I of the Original Filing and Item 6 of Part II of the Original Filing to reflect the changes to Exhibits 31.1 and 31.2. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment should be read in conjunction with our Securities and Exchange Commission filings made subsequent to the Original Filing.

          As used in this Amendment, the terms “we,” “us” or “our” refer to Whitestone REIT and its subsidiaries.

WHITESTONE REIT
FORM 10-Q/A
Quarterly Period Ended March 31, 2008

PART I
FINANCIAL INFORMATION

Item 4T. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

          The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of March 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q). In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted the certifications contained in Exhibits 31.1 and 31.2 did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations and that the Company inadvertently left off management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures. We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosures provided by us meets the then-current requirements of the applicable filing made under the Exchange Act.

Changes in Internal Controls

          During the three months ended March 31, 2008, there were no changes in Whitestone REIT’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Whitestone REIT’s internal control over financial reporting.

PART II
OTHER INFORMATION

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

WHITESTONE REIT

	By:	/s/ James C. Mastandrea
Dated: November 3, 2008		James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Holeman
Dated: November 3, 2008		David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)