Form 10-Q
period 2008-09-30
Whitestone REIT
filed 2008-11-14
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

                              Yes ☐     No ☒

The number of the registrant’s Common Shares of Beneficial Interest outstanding at November 14, 2008, was 9,707,307.

		Page

PART I--FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Revised)	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007 (Revised)	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and 2007 (Revised)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4T.	Controls and Procedures	31

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2008	December 31, 2007
	(unaudited)	(revised)
ASSETS
Real estate assets, at cost:
Property	$179,844	$163,923
Accumulated depreciation	(28,729)	(25,855)
Net operating real estate assets	151,115	138,068
Properties under development, including land	—	8,392
Properties - discontinued operations	—	7,932
Total real estate assets	151,115	154,392

Cash and cash equivalents	5,257	10,811
Accrued rent and accounts receivable, net	4,378	5,386
Unamortized lease commissions and loan costs	3,098	2,839
Prepaid expenses and other assets	3,699	1,367
Other assets - discontinued operations	—	349
Total assets	$167,547	$175,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$88,633	$83,461
Accounts payable and accrued expenses	6,639	6,560
Tenants’ security deposits	1,630	1,598
Dividends and distributions payable	1,657	2,371
Other liabilities - discontinued operations	—	272
Total liabilities	98,559	94,262

Commitments and contingencies:

Minority interests of unit holders in Operating Partnership; 4,739,886 and 5,808,337 units at September 30, 2008 and December 31, 2007, respectively	21,858	28,039

Shareholders’ equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 9,707,307 and 10,001,269 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	10	10
Additional paid-in capital	71,667	72,273
Accumulated deficit	(21,995)	(19,210)
Treasury shares, at cost	(2,479)	—
Accumulated other comprehensive loss	(73)	(230)
Total shareholders’ equity	47,130	52,843
Total liabilities and shareholders’ equity	$167,547	$175,144

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
		(revised)		(revised)
Property Revenues
Rental revenues	$6,165	$6,129	$18,628	$17,805
Tenants’ reimbursements and other property revenues	1,478	1,253	4,521	3,883
Total property revenues	7,643	7,382	23,149	21,688

Property expenses
Property operation and maintenance	2,396	2,194	6,707	6,152
Real estate taxes	952	913	2,885	2,629
Total property expenses	3,348	3,107	9,592	8,781

Other expenses (income)
General and administrative	1,100	1,414	5,233	4,898
Depreciation and amortization	1,912	1,544	5,259	4,621
Interest expense	1,508	1,375	4,335	4,007
Interest income	(30)	(157)	(154)	(449)
Total other expenses	4,490	4,176	14,673	13,077

Income (loss) from continuing operations before loss on disposal of assets, minority interest, change in fair value of derivative instrument and income taxes	(195)	99	(1,116)	(170)

Provision for income taxes	(53)	(46)	(163)	(152)
Gain (loss) on sale or disposal of assets	(37)	148	(137)	148
Change in fair value of derivative instrument	—	(44)	—	(29)
Loss (income) allocated to minority interests	112	(59)	523	76

Income (loss) from continuing operations	(173)	98	(893)	(127)

Income (loss) from discontinued operations	—	118	(188)	470
Gain on sale of properties from discontinued operations	—	—	3,619	—
Income allocated to minority interests from discontinued operations	—	(44)	(1,248)	(176)

Net income (loss)	$(173)	$172	$1,290	$167

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
		(revised)		(revised)
Earnings per share - basic and diluted
Income (loss) from continuing operations	$(0.02)	$0.01	$(0.09)	$(0.01)
Income from discontinued operations	—	0.01	0.22	0.03
Net income (loss)	$(0.02)	$0.02	$0.13	$0.02

Dividends declared per common share	$0.1125	$0.1500	$0.4125	$0.4500
Weighted average number of common shares outstanding	9,707	10,001	9,871	9,998

Condensed Consolidated Statements of Comprehensive Income
Net income (loss)	$(173)	$172	$1,290	$167
Other comprehensive income
Unrealized income on cash flow hedging activities	259	—	157	—
Comprehensive income	$86	$172	$1,447	$167

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
(in thousands)	2008	2007
		(revised)
Cash flows from operating activities:
Net loss from continuing operations	$(893)	$(127)
Net income from discontinued operations	2,183	294
	1,290	167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,259	4,621
Minority interests in Operating Partnership	(523)	(76)
Loss (gain) on sale or disposal of assets	137	(148)
Bad debt expense	400	442
Change in fair value of derivative instrument	—	29
Changes in operating assets and liabilities:
Escrows and acquisition deposits	—	(254)
Accrued rent and accounts receivable	610	(1,018)
Unamortized lease commissions and loan costs	(761)	(763)
Prepaid expenses and other assets	(24)	47
Accounts payable and accrued expenses	(292)	(1,633)
Tenants’ security deposits	32	164
Net cash provided by operating activities	3,945	1,284
Net cash provided by operating activities of discontinued operations	8	607

Cash flows from investing activities:
Additions to real estate	(4,184)	(1,423)
Proceeds from disposition of real estate assets	—	275
Repayment of note receivable	—	604
Net cash used in investing activities	(4,184)	(544)
Net cash used in investing activities of discontinued operations	(8)	(12)

Cash flows from financing activities:
Dividends paid on common shares	(4,459)	(4,466)
Distributions paid to OP unit holders	(2,555)	(2,648)
Proceeds from issuance of common shares	—	261
Proceeds from notes payable	22,767	22,769
Repayments of notes payable	(17,595)	(5,522)
Payments of loan deposits	(2,308)	—
Payments of loan origination costs	(1,165)	(147)
Net cash provided by (used in) financing activities	(5,315)	10,247

Net increase (decrease) in cash and cash equivalents	(5,554)	11,582
Cash and cash equivalents at beginning of period	10,811	8,298
Cash and cash equivalents at end of period	$5,257	$19,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,333	$4,047
Cash paid for income taxes	224	—
Non cash investing and financing activities:
Disposal of fully depreciated real estate	359	766
Financed insurance premiums	464	458
Disposal of real estate in settlement of lawsuit	7,844	—

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

1. Interim Financial Statements

          The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2007 are derived from the audited consolidated financial statements of Whitestone REIT (“Whitestone”, “us”, “we”, and “our”), at that date. The unaudited financial statements at September 30, 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

          The condensed consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone REIT, and our subsidiaries as of September 30, 2008 and results of operations for the three and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month period ended September 30, 2008 and 2007. All of these adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Business. Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership. Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of September 30, 2008 and December 31, 2007, we owned and operated 35 and 37 retail, warehouse and office properties, respectively, in and around Houston, Dallas, San Antonio and Phoenix.

2. Summary of Significant Accounting Policies

          Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of September 30, 2008 and December 31, 2007, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying condensed consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying condensed consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income or loss is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into common shares on a one for one basis (“OP Units”) changes the ownership interests of both the minority interests and Whitestone.

          Basis of Accounting. Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

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

          Reclassifications. We have reclassified certain prior fiscal year amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income (loss). Approximately 64,000 shares (the “Shares”) issued on or after October 2, 2006 to our shareholders under our dividend reinvestment plan have been reclassified, reducing shareholders’ equity and increasing current liabilities on our condensed consolidated balance sheet for the period ended December 31, 2007. The Shares have a recorded value of approximately $0.6 million or $9.50 per share.

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

          Cash and Cash Equivalents. We consider all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 2008 and December 31, 2007 consist of demand deposits at commercial banks and money market funds.

          Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense. During the three and nine months ended September 30, 2008, interest in the amount of $0.1 million and $0.4 million, respectively, was capitalized on properties under development. No such amounts were capitalized in the three and nine months ended September 30, 2007.

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
September 30, 2008

          Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for the buildings and improvements. Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

          Impairment. We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. No impairment in value has been recorded for either of the three or nine month periods ended September 30, 2008 and 2007.

          Accrued Rent and Accounts Receivable. Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of September 30, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $1.2 million and $0.9 million, respectively. During the nine months ended September 30, 2008 and 2007, we recorded bad debt expense in the amount of $0.4 million and $0.4 million, respectively. During the three months ended September 30, 2008 and 2007, we recorded bad debt expense in the amount of $0.2 million and $0.1 million, respectively. These amounts relate to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operation and maintenance expense in the consolidated statements of operations.

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

          Prepaid Expenses and Other Assets. Prepaid expenses and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance. Deposits held in connection with certain loans closed subsequent to September 30, 2008 are also included in prepaid expenses and other assets as of September 30, 2008. See note 7 and note 14 of the condensed consolidated financial statements for further discussion on loans.

           Income Taxes. Federal - We are qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) and are therefore not subject to federal income taxes provided we meet all conditions specified by the Code for retaining our REIT status. We believe we have continuously met these conditions since reaching 100 shareholders in 1999.

          Income Taxes. State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) applies to the Texas Margin Tax. We have recorded a margin tax provision of $0.05 million and $0.16 million for the Texas Margin Tax for the three and nine months ended September 30, 2008, respectively. Additionally, we recorded a margin tax provision of $0.05 million and $0.15 for the three and nine months ended September 30, 2007, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

          Derivative Instruments. We have initiated a program designed to manage exposure to interest rate fluctuations by entering into financial derivative instruments. The primary objective of this program is to comply with debt covenants on our revolving credit facility. We do not use derivative financial instruments for speculative or trading purposes. We entered into an interest rate swap agreement with respect to amounts borrowed under certain of our revolving credit facilities, which effectively exchanges existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed London Interbank Offered Rates (“LIBOR”).

          We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require for items appropriately classified as cash flow hedges that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of September 30, 2008 and December 31, 2007, we have a $70 million dollar interest rate swap which has been designated as a cash flow hedge. The fair value of this interest rate swap is approximately ($0.1) million and ($0.4) million, at September 30, 2008 and December 31, 2007, respectively, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. Additionally, for a previous interest rate swap which was not designated as a cash flow hedge, approximately $0.04 million and $0.03 million is included in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2007, respectively.

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

          Comprehensive Income (Loss). We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying of comprehensive income and its components.

          Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or a liability. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157,” (“FSP 157-2”) which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. We are currently evaluating what impact, if any, FSP 157-2 will have on our financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

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

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating what impact, if any, our adoption of SFAS No. 161 will have on our financial statements.

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

3. Derivatives and Hedging

          On September 28, 2007, we entered into an interest rate swap transaction which we have designated as a cash flow hedge. The effective date of the swap transaction is October 1, 2007, has a total notional amount of $70 million, and fixes the swap rate at 4.77% plus the LIBOR margin (see note 7 of the condensed consolidated financial statements) through October 1, 2008. The purpose of this swap is to mitigate the risk of future fluctuations in interest rates on our variable rate debt. We have determined that this swap is highly effective in offsetting future variable interest cash flows on variable rate debt. This interest rate swap matured on October 1, 2008 and was not renewed by us.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

          As of September 30, 2008 and December 31, 2007, the balance in accumulated other comprehensive loss relating to derivatives was $0.1 million and $0.2 million, respectively. The balance in accumulated other comprehensive loss is expected to be fully amortized to interest expense by October 1, 2008.

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

          SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

●	Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

●
Level 2 – Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 – Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

          All of our derivative instruments which fall under the fair value requirements fall under the level 2 criteria. Interest rate swaps are valued by a third-party consultant using modeling techniques that include market inputs such as interest rate yield curves.

4. Real Estate

          At September 30, 2008, we owned 35 commercial properties in the Houston, Dallas, San Antonio, and Phoenix areas comprising approximately 2,991,000 square feet of total area.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

5. Accrued Rent and Accounts Receivable, net

          Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2008	December 31, 2007

Tenant receivables	$1,973	$2,186
Accrued rent	3,551	3,196
Allowance for doubtful accounts	(1,203)	(865)
Insurance claim receivables	—	550
Other receivables	57	319

Totals	$4,378	$5,386

6. Unamortized Leasing Commissions and Loan Costs

          Costs which have been deferred consist of the following (in thousands):
	September 30, 2008	December 31, 2007

Leasing commissions	$4,764	$4,512
Deferred financing costs	3,261	2,096
	8,025	6,608

Less: accumulated amortization	(4,927)	(3,769)
Totals	$3,098	$2,839

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

7. Debt

          Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2008	December 31, 2007

Revolving credit facility
$75.0 million LIBOR +2.63%, due 2008	$61,026	$73,525

Fixed rate notes
$0.5 million 5.05% Notes, due 2009	193	37
$10.0 million 6.04% Note, due 2014	9,814	9,899
$11.2 million 6.52% Note, due 2015	11,200	—

Floating rate notes
$6.4 million LIBOR + 2.00% Note, due 2009	6,400	—

	$88,633	$83,461

          Revolving Credit Facility. We had a $75 million revolving credit facility with a consortium of banks which was originally scheduled to mature on October 1, 2008 (the “Revolving Credit Facility”). The interest rate is based on the one month LIBOR plus 262.5 basis points. The Revolving Credit Facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III, L.P. (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At September 30, 2008, WROP III owned 33 properties. As of September 30, 2008 and December 31, 2007, the balance outstanding under the Revolving Credit Facility was $61.0 million and $73.5 million, respectively, and the availability to draw was $14.0 million and $1.5 million, respectively.

          Fixed Rate Notes. On August 5, 2008, we, operating through our subsidiary, Whitestone Corporate Park West, LLC (“Whitestone Corporate”) executed a promissory note for $11.2 million payable to MidFirst Bank with an applicable interest rate of 6.52% per annum and a maturity date of September 15, 2015 (the “MidFirst Bank Loan”). A payment of $70,939 is due October 1, 2008 and on the first day of each calendar month thereafter through August 1, 2015. The MidFirst Bank Loan is a non-recourse loan secured by Whitestone Corporate’s Corporate Park West property, which is located in Houston, Texas, and a limited guarantee by us. Proceeds from the MidFirst Bank Loan were used to pay down a portion of amounts due under our revolving credit facility.

          Refinancing Update. On October 1, 2008, we extended the revolving credit facility through December 1, 2008. Under the terms of the extension, the $75 million commitment level is reduced by proceeds received after September 30, 2008, from refinancing or sales of collateralized properties.

          During October 2008, we entered into term loans totaling $72.7 million which were used to pay down the outstanding balance on the revolving credit facility. The term loans are part of an effort to refinance the revolving credit facility with non-recourse loans on specific properties or groups of properties and to obtain a smaller revolving credit facility secured by unencumbered properties. For a more complete discussion of the loans, see note 14 of the condensed consolidated financial statements.

          Our loans are subject to customary financial covenants. As of September 30, 2008 we are in compliance with all loan covenants.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

          Annual maturities of notes payable as of September 30, 2008, including the revolving credit facility, are due during the following years (in thousands):

Year

2008	$61,282
2009	6,662
2010	279
2011	297
2012	316
2013 and thereafter	19,797
Total	$88,633

8. Earnings Per Share

          Basic earnings per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for the three and nine months ended September 30, 2008 are 4,739,886 and 5,333,470 OP Units, respectively, as their inclusion would be anti-dilutive. Excluded from both the three and nine months ended September 30, 2007 calculation are 5,808,337 OP Units, as their inclusion would be anti-dilutive.

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

          In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, applies to the Texas Margin Tax. We have recorded a margin tax provision of $0.05 million and $0.17 million for the Texas Margin Tax for the three and nine months ended September 30, 2008, respectively. Additionally, we recorded income tax expense of $0.06 and $0.16 million for the three and nine months ended September 30, 2007, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

10. Shareholders’ Equity

          Dividends and distributions. The following tables summarize the cash dividends/distributions paid to holders of common shares and holders of OP Units for the four quarters of 2007 and the three quarters of 2008.

Whitestone Shareholders
Dividend per Common Share	Quarter Dividend Paid	Total Amount Paid (in thousands)

0.1500	Qtr ended 03/31/07	$1,500
0.1500	Qtr ended 06/30/07	1,500
0.1500	Qtr ended 09/30/07	1,500
0.1500	Qtr ended 12/31/07	1,500
0.1500	Qtr ended 03/31/08	1,500
0.1500	Qtr ended 06/30/08	1,529
0.1500	Qtr ended 09/30/08	1,456

OP Unit Holders Including Minority Unit Holders
Distribution per OP Unit	Quarter Distribution Paid	Total Amount Paid (in thousands)

0.1500	Qtr ended 03/31/07	$2,317
0.1500	Qtr ended 06/30/07	2,317
0.1500	Qtr ended 09/30/07	2,317
0.1500	Qtr ended 12/31/07	2,317
0.1500	Qtr ended 03/31/08	2,317
0.1500	Qtr ended 06/30/08	2,423
0.1500	Qtr ended 09/30/08	2,113

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

11. Commitments and Contingencies

          We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

          Hurricane Ike. Whitestone’s high concentration of 31 properties in Houston had minor to moderate harm, ranging from broken signage and uprooted landscaping; others had more significant issues, such as damaged roofing and exterior siding. We maintain casualty and business interruption insurance at levels that we believe are adequate. The detailed analysis of the total cost of Hurricane Ike, after the insurance deductible, to be borne by us is still being conducted.

12. Property Dispositions

          On May 30, 2008, as part of our settlement of litigation with Hartman Management L.P. and Allen R. Hartman (“Hartman”), we exchanged two retail properties, Garden Oaks, a 95,046 square foot retail property located in Houston, Texas and Northeast Square, a 40,525 square foot retail property located in Houston, Texas for $11.4 million. The $11.4 million purchase price was paid by Hartman in the form of 293,961.54 Whitestone common shares and 1,068,451.271 units of ownership interest in Whitestone REIT Operating Partnership, L.P.

          A non-cash gain of $3.6 million was generated from this exchange and is reflected in our condensed consolidated financial statements for the nine months ended September 30, 2008. As a result of the settlement, our ownership interest in the Operating Partnership increased from 62.4% to 66.4% as of June 30, 2008. The operating results from these two properties and the gain from the sale are reflected as discontinued operations in our condensed consolidated financial statements. In conjunction with the provisions of SFAS 141, the reacquisition of the minority interests has been accounted for as a step-acquisition. As such, all amounts attributable to the reacquisition have been allocated to real estate assets, resulting in a $4.2 million increase to their carrying value on the condensed consolidated balance sheets.

          The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2008	2007	2008	2007

Property revenues	$—	$422	$559	$1,230
Property expenses	—	226	307	530
Net operating income (loss)	—	196	252	700
General and administrative	—	—	221	—
Depreciation and amortization	—	78	219	230
Income (loss) from discontinued operations	$—	$118	$(188)	$470

13. Segment Information

          Our management historically has not differentiated results of operations by property type nor location and therefore does not present segment information.

14. Subsequent Events

          $26.9 Million Floating Rate Note, Due 2013. On October 3, 2008, we, operating through our subsidiary, Whitestone Industrial-Office LLC, (Whitestone Industrial Office), executed a floating rate promissory note (the “Jackson Life Loan”) for $26.9 million payable to Jackson National Life Insurance Company ( “Jackson Life”) with a floating interest rate of 260 basis points over the one month LIBOR (the “Index”). The floating interest rate will be adjusted monthly by Jackson Life based on the Index as published on the last business day of the month. The initial floating interest rate is 6.53% per annum, and the Jackson Life Loan has a maturity date of November 1, 2013.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

          Payments commence on December 1, 2008 and are due on the first day of each calendar month thereafter through November 1, 2013. Monthly payments consist of principal and interest based on a 25 year amortization schedule, which is adjusted monthly based on the Index. The first monthly payment due is $182,135.

          The Jackson Life Loan is a non-recourse loan secured by seven Whitestone Industrial Office properties and a limited guarantee by us.

          In conjunction with the Jackson Life Loan, a Security Agreement and Assignment of Leases and Rents and Fixture Filing was executed by Whitestone Industrial Office, which contains customary terms and conditions, including representations, warranties and covenants by Whitestone Industrial Office that includes, without limitation, warranty of title, insurance requirements and maintenance, use and management of the property.

          The Jackson Life Loan contains events of default that include, among other things, non-payment and default under the Security Agreement and Assignment of Leases and Rents and Fixture filing. Upon occurrence of an event of default, Jackson Life is entitled to accelerate all obligations of Whitestone Industrial Office. Jackson Life will also be entitled to receive the entire unpaid principal balance at a default rate.

          The Jackson Life Loan proceeds were used to pay down the remaining balance on our revolving credit facility and the remainder is available to fund potential acquisitions and capital improvements to existing properties.

          $21.4 Million 6.53% Fixed Rate Notes, Due 2013. On October 1, 2008, we, operating through our subsidiary, Whitestone Centers LLC, executed five promissory notes (the “Sun Life Promissory Notes”) totaling $21.35 million payable to Sun Life Assurance Company of Canada with an applicable interest rate of 6.53% per annum and a maturity date of October 1, 2013. Payments totaling $159,557 are due November 1, 2008 and are due on the first day of each calendar month thereafter through October 1, 2013.

          The Sun Life Promissory Notes are non-recourse loans secured by five Whitestone Centers LLC’s properties, and a limited guarantee by us.

          In conjunction with the Sun Life Promissory Notes, Deeds of Trust and Security Agreements (the “Sun Life Security Instrument”) and Assignments of Leases and Rents were executed by Whitestone Centers LLC which contain customary terms and conditions; including representations, warranties and covenants by Whitestone Centers LLC, including, without limitation, warranty of title, insurance requirements, maintenance, use and management of property.

          The Sun Life Promissory Notes contain events of default that include, among other things, non-payment and default under the Sun Life Security Instrument. Upon occurrence of an event of default, Sun Life Assurance Company of Canada is entitled to accelerate all obligations of Whitestone Centers LLC. Sun Life Insurance Company of Canada will also be entitled to receive the entire unpaid principal balance and unpaid interest at a default rate.

          The Sun Life Promissory Notes proceeds were used to pay down a portion of the outstanding amounts on our revolving credit facility.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008

          $24.5 Million 6.56% Fixed Rate Note, Due 2013. On October 1, 2008, we, operating through our subsidiary, Whitestone Offices LLC, executed a promissory note (the “Nationwide Promissory Note”) for $24.5 million payable to Nationwide Life Insurance Company with an applicable interest rate of 6.56% per annum and a maturity date of October 1, 2013. A payment of $133,933 is due on November 1, 2008 and continuing on the first day of each calendar month thereafter through October 1, 2009. A payment of $166,345 is due on November 1, 2009 and continuing on the first day of each calendar month thereafter through October 1, 2013.

          The Nationwide Promissory Note is a non-recourse loan secured by three Whitestone Offices LLC’s properties, and a limited guarantee by us.

          In conjunction with the Nationwide Promissory Note, a Deed of Trust and Security Agreement (the “Nationwide Security Agreement”) and Assignment of Leases, Rent and Profits were executed by Whitestone Offices LLC which contain customary terms and conditions; including representations, warranties and covenants by Whitestone Offices LLC, including, without limitation, warranty of title, insurance requirements, maintenance, use and management of property.

          The Nationwide Promissory Note contains events of default that include, among other things, non-payment and default under the Nationwide Security Agreement or Assignment of Leases, Rents and Profits. Upon occurrence of an event of default, Nationwide Life Insurance Company is entitled to accelerate all obligations of Whitestone Offices LLC. Nationwide Life Insurance Company will also be entitled to receive the entire unpaid principal balance and accrued interest at a default rate.

          The Nationwide Promissory Note proceeds were used to pay down a portion of the outstanding amounts on our Revolving Credit Facility.

          Revolving Credit Facility Agreement Extension. On October 1, 2008, we, operating through our subsidiaries, Whitestone REIT Operating Partnership, LP and WROP III, executed an extension (the “Extension Letter”) on our $75.0 million Revolving Credit Facility dated as of March 11, 2005 payable to KeyBank National Association (together with other participating lenders). The maturity date of the Revolving Credit Facility was extended to December 1, 2008.

          Under the terms of the Extension Letter, proceeds received after September 30, 2008, from refinancing or sales of collateralized properties permanently reduce the $75.0 million commitment level.

          The $75.0 million Revolving Credit Facility was reduced by net proceeds received of $61.0 million from the loans discussed above, leaving $14.0 million available to us under the Revolving Credit Facility.

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

          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include:

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or foregone opportunity to ensure REIT status;

●	changes in general economic conditions;

●	changes in real estate conditions;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	lease-up risks;

●	inability to obtain new tenants upon the expiration of existing leases;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2007, as previously filed with the Securities and Exchange Commission (the “SEC”) and in this quarterly report on Form 10-Q.

          Executive Overview

          We are a self-administered real estate investment trust or (REIT) engaged in owning and operating income-producing real properties. Our investments include retail, office and warehouse properties located in the Houston, Dallas, San Antonio and Phoenix metropolitan areas. Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of September 30, 2008, we owned and operated 35 commercial properties consisting of:

●	Seventeen retail properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $61.3 million.

●	Seven office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $46.8 million.

●	Eleven office/warehouse properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $43.0 million.

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

          As of September 30, 2008, we had 669 total tenants. We have a diversified tenant base with our largest tenant comprising only 1.8% of our total revenues for the three and nine months ended September 30, 2008. Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

          We are a self-managed REIT, employing 49 full-time employees as of September 30, 2008. As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead.

          We believe that one of the key measures of our performance is property occupancy. Occupancy for the total portfolio was 86% at September 30, 2008, compared to 85% at September 30, 2007. We completed 163 new and renewal leases during the nine months ended September 30, 2008 totaling 0.6 million square feet and $19.1 million in total lease value.

          In the fourth quarter of 2006, our Board approved our five year business plan. The key elements of the plan are as follows:

●	Maximize value in current properties through operational focus and redevelopment

●	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas

●	Dispose of non-core properties and reinvest the capital in redevelopment of existing properties or acquisition of core properties in high potential markets

●	Pare down from three current product lines (retail, office and warehouse) and focus on one or possibly two product lines

●	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures

●	Bring liquidity to our stock by listing on a national stock exchange

          A summary of our progress on the execution of this five year plan is described in the following sections on redevelopment, acquisitions and dispositions.

          Redevelopment

          We began redevelopment in late 2007 to add 5,000 square feet of office space and upgrade the Westchase Plaza Retail and Office Center located in Houston, Texas. The total redevelopment was originally scheduled to be completed by September 30, 2008 at a cost of approximately $1.7 million. The redevelopment including the office space is now scheduled to be completed in the fourth quarter of 2008.

          Acquisitions

          In October 2007, we acquired a 33,400 square foot commercial property in Carefree, Arizona, which is adjacent to North Scottsdale, for approximately $8.3 million. The property, Pima Norte, is a newly constructed one and two story class “A” executive medical office building. We began leasing the space during the third quarter of 2008.

          Dispositions (discontinued operations)

          On May 30, 2008, as part of our settlement of litigation with Hartman Management L.P. and Allen R. Hartman (“Hartman”), we exchanged two retail properties, Garden Oaks, a 95,046 square foot retail property located in Houston, Texas and Northeast Square, a 40,525 square foot retail property located in Houston, Texas for $11.4 million. The $11.4 million purchase price was paid by Hartman in the form of 293,961.54 Whitestone common shares and 1,068,451.271 units of ownership interest in Whitestone REIT Operating Partnership, L.P.

          A non-cash gain of $3.6 million was generated from this exchange and is reflected in our condensed consolidated financial statements for the nine months ended September 30, 2008. As a result of the settlement, our ownership interest in the Operating Partnership increased from 62.4% to 66.4% as of September 30, 2008. The operating results from these two properties and the gain from the sale are reflected as discontinued operations in our condensed consolidated financial statements. In conjunction with the provisions of SFAS 141, the reacquisition of the minority interests has been accounted for as a step-acquisition. As such, all amounts attributable to the reacquisition have been allocated to real estate assets, resulting in a $4.2 million increase to their carrying value on the condensed consolidated balance sheets.

          Critical Accounting Policies

          In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our Form 10-K as amended, for the year ended December 31, 2007, under Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to these policies during the first nine months of 2008. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to note 2 of the condensed consolidated financial statements.

Results of Operations

          Comparison of the Three Month Periods Ended September 30, 2008 and 2007

          The following tables provide a general comparison of our results of operations for the three months ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Number of properties owned and operated	35	36
Aggregate gross leasable area (sq. ft.)	2,990,892	3,093,063
Ending occupancy rate	86%	85%

	(in thousands, except per share data)
Total property revenues	$7,643	$7,382
Total property expenses	3,348	3,107
Other expense, net	4,468	4,177
Income (loss) from continuing operations	(173)	98
Income from discontinued operations	—	74
Net income (loss)	$(173)	$172

Funds from operations (1)	$1,214	$1,657
Dividends paid on common shares and OP Units	2,167	2,371
Per common share and OP unit	$0.15	$0.15
Dividends paid as a % of FFO	179%	143%

(1) For a reconciliation of funds from operations to net income, see “Funds From Operations” below.

          Property revenues. Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $7.6 million for the three months ended September 30, 2008, as compared to $7.4 million for the three months ended September 30, 2007, an increase of $0.2 million or 3%. The increase is primarily attributable to (1) an increase in our occupancy rate to 86% as of September 30, 2008 as compared to 85% as of September 30, 2007 and (2) an increase in our annualized rent per occupied square foot to $12.06 for the three months ended September 30, 2008 as compared to $11.44 for the three months ended September 30, 2007.

          Property expenses. Our total property expenses were $3.3 million for the three months ended September 30, 2008, as compared to $3.1 million for the three months ended September 30, 2007, an increase of $0.2 million, or 6%. The primary components of operating expense are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2008	2007

Real estate taxes	$952	$913
Utilities	696	620
Contract services	501	470
Repairs and maintenance	525	523
Labor and other	674	581
Total property expenses	$3,348	$3,107

          The increase in labor and other is primarily attributable to bad debt expense, which increased approximately $0.1 million.

          Other expense, net. Our other expenses were $4.5 million for the three months ended September 30, 2008, as compared to $4.2 million for the three months ended September 30, 2007, an increase of $0.3 million or 7%. The primary components of other expense, net are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2008	2007

General and administrative	$1,100	$1,414
Depreciation and amortization	1,912	1,544
Interest expense	1,508	1,375
Interest income	(30)	(157)
	4,490	4,176
Provision for income taxes	53	46
(Gain) loss on sale or disposal of assets	37	(148)
Change in fair value of derivative instrument	—	44
Income (loss) allocated to minority interests	(112)	59
Total other expenses, net	$4,468	$4,177

          General and administrative. The decrease of $0.3 million in general and administrative expense is primarily due to decreased legal fees as a result of the settlement of the litigation with Mr. Hartman and Hartman Management, L.P. in May 2005.

          Depreciation and amortization. The increase of $0.4 million is due to the amortization of loan fees as a result of the extension of the revolving credit facility in March 2008. The additional fees paid for the extension of the credit facility are fully amortized as of September 30, 2008.

          Interest income. The decrease in interest income is a result of the decrease in the cash balance of approximately $5.6 million and a decrease in interest rates.

          Change in fair value of derivative instrument. In 2007, we had an interest rate swap which was not designated as a cash flow hedge, and as such the change in mark-to-market value of $0.04 million is included in the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2007.

          Income (loss) allocated to minority interests. The decrease in income allocated to minority partners is the result of decreased income before minority interests.

Results of Operations

          Comparison of the Nine Month Periods Ended September 30, 2008 and 2007

          The following tables provide a general comparison of our results of operations for the nine months ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Number of properties owned and operated	35	36
Aggregate gross leasable area (sq. ft.)
	2,990,892	3,093,063
Ending occupancy rate	86%	85%

	(in thousands, except per share data)
Total property revenues	$23,149	$21,688
Total property expenses	9,592	8,781
Other expense, net	14,450	13,034
Loss from continuing operations	(893)	(127)
Income from discontinued operations	2,183	294
Net income	$1,290	$167

Funds from operations (1)	$2,947	$4,720
Dividends paid on common shares and OP Units	6,841	7,113
Per common share and OP unit	$0.45	$0.45
Dividends paid as a % of FFO	232%	151%

(1) For a reconciliation of funds from operations to net income, see “Funds From Operations” below.

          Property revenues. Substantially all of our revenue is derived from rents received for the use of our properties. We had rental income and tenant reimbursements of approximately $23.1 million for the nine months ended September 30, 2008, as compared to $21.7 million for the nine months ended September 30, 2007, an increase of $1.4 million or 6%. The increase is primarily attributable to: (1) an increase in our occupancy rate to 86% as of September 30, 2008 as compared to 85% as of September 30, 2007, and (2) an increase in our annualized rent per occupied square foot to $11.91 for the nine months ended September 30, 2008 as compared to $11.26 for the nine months ended September 30, 2007.

          Property expenses. Our total property expenses were $9.6 million for the nine months ended September 30, 2008, as compared to $8.8 million for the nine months ended September 30, 2007, an increase of $0.8 million, or 9%. The primary components of operating expense are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2008	2007
Real estate taxes	$2,885	$2,629
Utilities	2,053	1,757
Contract services	1,562	1,403
Repairs and maintenance	1,497	1,336
Labor and other	1,595	1,656
Total property expenses	$9,592	$8,781

          The increase in real estate taxes is primarily the result of increases in the value of our properties by the governmental appraisal districts that determine the property tax amounts.

          The increase in utilities is primarily the result of increased air conditioning costs in our office buildings due to higher temperatures in 2008 than 2007.

          The increase in contract services is the result of increased janitorial and parking lot maintenance cost.

          Other expense, net. Our other expenses were $14.5 million for the nine months ended September 30, 2008, as compared to $13.0 million for the nine months ended September 30, 2007, an increase of $1.4 million or 11%. The primary components of other expense, net are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2008	2007

General and administrative	$5,233	$4,898
Depreciation and amortization	5,259	4,621
Interest expense	4,335	4,007
Interest income	(154)	(449)
	14,673	13,077
Provision for income taxes	163	152
(Gain) loss on sale or disposal of assets	137	(148)
Change in fair value of derivative instrument	—	29
Income allocated to minority interests	(523)	(76)
Total other expenses, net	$14,450	$13,034

          General and administrative. The increase of $0.3 million in general and administrative expense is primarily due to increases in labor expense.

          Depreciation and amortization. The increase of $0.6 million in depreciation and amortization is due to the amortization of loan fees as a result of the extension of the revolving credit facility in March 2008. The additional fees paid for the extension of the credit facility are fully amortized as of September 30, 2008.

          Interest income. The decrease in interest income is a result of the decrease in the cash balance of approximately $5.6 million and a decrease in interest rates.

          (Gain) loss on sale or disposal of assets. The gain in 2007 was the result of the sale of a 2.4 acre parcel of vacant land next to our South Shaver retail property located in Houston, Tx. The loss in 2008 is the result of asset write-offs resulting from early lease terminations.

          Change in fair value of derivative instrument. In 2007, we had an interest rate swap which was not designated as a cash flow hedge, and as such the change in mark-to-market value of $0.03 million is included in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007.

          Income allocated to minority interests. The increased amount allocated to minority partners is the result of increased income before minority interest.

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

          Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(173)	$172	$1,290	$167
Depreciation and amortization of real estate assets (1)	1,462	1,530	4,414	4,601
Gain on sale of assets (1)	37	(148)	(3,482)	(148)
Income (loss) allocated to minority interests(1)	(112)	103	725	100
FFO	$1,214	$1,657	$2,947	$4,720

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

          During the nine months ended September 30, 2008, our cash provided by operating activities was $3.9 million and our total distributions were $7.0 million. As a result, we had distributions in excess of cash flow from operations of approximately $3.1 million. The primary reasons are: (i) $1.5 million - the payment of legal fees related to the litigation with Mr. Hartman and Hartman Management L.P. and (ii) $0.7 million - the payment of lease commissions upon execution of new and renewal leases. Our primary funding for paying dividends in excess of cash flow was cash on hand and increased debt.

          In October of 2008 the Board of Trustees reduced the quarterly dividend by 25% to $0.1125 per share. The primary reasons for this decrease were:

●
Houston Property Damages From Hurricane Ike - Whitestone’s high concentration of 31 properties in Houston had minor to moderate harm, ranging from broken signage and uprooted landscaping; others had more significant issues, such as damaged roofing and exterior siding. The detailed analysis of the total cost of Hurricane Ike, after the insurance deductible, to be borne by us is still being conducted.

●
Overall Softening in the Houston Economy - The Houston market is beginning to experience a slowdown reflecting the national economy. For example, 99¢ Only Stores, a Whitestone tenant in Houston, occupying two large spaces totaling about 55,000 square feet, recently announced it is closing all its Texas stores.

●
Eliminate the Past Practice of Distributing Dividends in Excess of Funds From Operations (FFO) - Since 2005 Whitestone has distributed cash in excess of FFO, a practice generally avoided by listed REITs. We desire to raise public equity capital and list our shares on a national exchange, and plan to eliminate this practice.

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

          Cash and Cash Equivalents

          We had cash and cash equivalents of $5.3 million at September 30, 2008, as compared to $10.8 million on December 31, 2007. The decrease of $5.5 million was primarily the result of the following:

Sources of Cash

●	Proceeds of $5.2 million from our credit facility and term loan on our Pima Norte property.

●	Cash provided from operations of $3.9 million.

Uses of Cash

●	Payment of dividends and distributions to common shareholders and OP Unit holders of $7.0 million.

●	Payment of loan origination costs and loan deposits of $3.5 million.

●	Additions to real estate of $4.2 million.

          We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

          Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2008	December 31, 2007

Revolving credit facility $75.0 million LIBOR + 2.63%, due 2008	$61,026	$73,525

Fixed rate notes
$0.5 million 5.05% Notes, due 2009	193	37
$10.0 million 6.04% Note, due 2014	9,814	9,899
$11.2 million 6.52% Note, due 2015	11,200	—

Floating rate notes
$6.4 million LIBOR + 2.00% Note, due 2009	6,400	—

	$88,633	$83,461

          Revolving Credit Facility. We had a $75 million revolving credit facility with a consortium of banks which was originally scheduled to mature on October 1, 2008 (the “Revolving Credit Facility”). The interest rate is based on the one month LIBOR plus 262.5 basis points. The Revolving Credit Facility is secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III, L.P. (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. At September 30, 2008, WROP III owned 33 properties. As of September 30, 2008 and December 31, 2007, the balance outstanding under the Revolving Credit Facility was $61.0 million and $73.5 million, respectively, and the availability to draw was $14.0 million and $1.5 million, respectively.

          Fixed Rate Notes. On August 5, 2008, we, operating through our subsidiary, Whitestone Corporate Park West, LLC (“Whitestone Corporate”) executed a promissory note for $11.2 million payable to MidFirst Bank with an applicable interest rate of 6.52% per annum and a maturity date of September 15, 2015 (the “MidFirst Bank Loan”). A payment of $70,939 is due October 1, 2008 and on the first day of each calendar month thereafter through August 1, 2015. The MidFirst Bank Loan is a non-recourse loan secured by the Whitestone Corporate’s Corporate Park West property, which is located in Houston, Texas, and a limited guarantee by us. Proceeds from the MidFirst Bank Loan were used to pay down a portion of amounts due under our revolving credit facility.

          Refinancing Update. On October 1, 2008, we extended the revolving credit facility through December 1, 2008. Under the terms of the extension, the $75 million commitment level is reduced by proceeds received after September 30, 2008, from refinancing or sales of collateralized properties.

          During October 2008, we entered into term loans totaling $72.7 million which were used to pay down the outstanding balance on the revolving credit facility. The term loans are part of an effort to refinance the revolving credit facility with non-recourse loans on specific properties or groups of properties and to obtain a smaller revolving credit facility secured by unencumbered properties. For a more complete discussion of the loans, see note 14 of the condensed consolidated financial statements.

          Our loans are subject to customary financial covenants. As of September 30, 2008, we are in compliance with all loan covenants.

          Annual maturities of notes payable as of September 30, 2008, including the revolving credit facility, are due during the following years (in thousands):

Year

2008	$61,282
2009	6,662
2010	279
2011	297
2012	316
2013 and thereafter	19,797
Total	$88,633

          Capital Expenditures

          We continually evaluate our properties’ performance and value. We may determine it is best to invest capital in properties we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to invest in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

          Distributions

          The following distributions for common shares of beneficial interests in Whitestone and units of limited partnership interest in the Operating Partnership were paid or declared payable during the nine months ended September 30, 2008 and 2007 (in thousands):

Period	Status	2008 Amount	Per Share /OP Unit	2007 Amount	Per Share /OP Unit
January -March	Paid	$2,371	$0.1500	$2,371	$0.1500
April - June	Paid	$2,303	$0.1500	$2,371	$0.1500
July - September	Paid	$2,167	$0.1500	$2,371	$0.1500
October - December	Payable	$1,657	$0.1125	$2,371	$0.1500

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

          Off-Balance Sheet Arrangements

          We have no significant off-balance sheet arrangements as of September 30, 2008 and December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our loans that have floating interest rates. As of September 30, 2008, we had $67.4 million of loans with floating interest rates. As of September 30, 2008 we had in place a $70.0 million fixed rate hedge, leaving $2.6 million subject to interest rate fluctuations. The impact of a 1% decrease in interest rates on our debt would result in a decrease of other comprehensive income and minority interests of approximately $0.03. Our involvement with derivative financial instruments is limited to managing our exposure to changes in interest rates, and we do not expect to use them for trading or other speculative purposes.

Item 4T. Controls and Procedures

           Evaluation of Disclosure Controls and Procedures

          The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of September 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).

          In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted Whitestone inadvertently left off management’s conclusion regarding the effectiveness of Whitestone’s disclosure controls and procedures for the quarterly periods ended March 31, 2008 and June 30, 2008. The quarterly report for the periods ended March 31, 2008 and June 30, 2008 were subsequently amended on November 3, 2008 (a date subsequent to the quarterly period ended September 30, 2008). We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosures provided by us meet the then current requirements of the applicable filing made under the Exchange Act.

          Changes in Internal Control Over Financial Reporting

          During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

          As of September 30, 2008, the most significant risk factors have been set forth in our Form 10-K for the year ended December 31, 2007. The information below updates the previously disclosed risk factors and should be read in conjunction with the risk factors previously disclosed on our Form 10-K for the year ended December 31, 2007.

          The global financial and credit crisis may have impacts on our liquidity and financial condition that we currently cannot predict.

          The continued credit crisis and related turmoil in the global financial system may have a material impact on our liquidity and our financial condition, and we may ultimately face major challenges if conditions in the financial markets do not improve. Our ability to access the capital markets or borrow money may be restricted at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. Should that occur, the amount of credit available to us may be reduced if not replaced by a suitable lender at similar terms. While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on our future liquidity, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          We have scheduled our annual meeting of shareholders for Thursday, May 7, 2009. The deadline for shareholders to submit shareholder proposals under rule 14a-8 of the Exchange Act (“Rule 14a-8”) for inclusion in Whitestone’s proxy materials for the 2009 annual meeting is the close of business on December 8, 2008. Such proposals should be delivered to: Whitestone REIT; Attn: Corporate Secretary, 2600 Gessner, Suite 500, Houston, Texas, 77063. Under the terms of Whitestone’s amended and restated bylaws, for a shareholder to submit a trustee nomination or proposal outside Rule 14a-8, such proposal or nomination must be received no earlier than January 7, 2009 and no later than February 6, 2009 at the address above and in the form described in Article II, Section 12 of the amended and restated bylaws, as applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on July 31, 2008)

3.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on December 6, 2006)

3.3	Amended and Restated Bylaws (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 333-111674, filed on October 9, 2008)

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.1
Promissory Note between Whitestone Corporate Park West, LLC, and MidFirst Bank dated August 5, 2008 (previously filed as and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on August 8, 2008)

10.2
Promissory Note between Whitestone Industrial Office LLC and Jackson Life Insurance Company dated October 3, 2008 (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-5026, filed on October 9, 2008)

10.3
Promissory Note between Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on October 7, 2008)

10.4
Promissory Note between Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on October 7, 2008)

10.5
Promissory Note between Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on October 7, 2008)

10.6
Promissory Note between Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on October 7, 2008)

10.7
Promissory Note between Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on October 7, 2008)

10.8
Promissory Note between Whitestone Offices LLC and Nationwide Life Insurance Company dated October 1, 2008 (previously filed as and incorporated by reference to Exhibit 99.6, to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on October 7, 2008)

10.9
Extension Letter between Whitestone REIT Operating Partnership, L.P., Whitestone REIT Operating Partnership III, L.P. and Keybank National Association dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-50256, filed on October 7, 2008)

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

Whitestone REIT

Date: November 14, 2008	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)