Form 10-K
period 2008-12-31
Whitestone REIT
filed 2009-03-16
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 OR

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
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $49,992,632 assuming a market value of $5.15 per share.

As of March 9, 2009, the Registrant had 10,312,307 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference into Part III portions of our proxy statement for the 2009 Annual Meeting of Shareholders to be filed subsequently with the Securities and Exchange Commission.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2008

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

          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	lease-up risks;

●	inability to obtain new tenants upon the expiration of existing leases;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of this Form 10-K.

PART I

Item 1. Business.

General

          We are a Maryland real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties. We invest in and operate retail, office and warehouse properties located in the Houston, Dallas, San Antonio and Phoenix metropolitan areas.

          We own a real estate portfolio of 35 properties containing approximately 3.0 million square feet of leasable space, located in Texas and Arizona. The portfolio has a gross book value of approximately $180 million and book equity, including minority interest, of approximately $67 million at December 31, 2008.

          We were organized in December 2003 for the purpose of merging with Hartman Commercial Properties REIT, a Texas real estate investment trust organized in August 1998. We are the surviving entity resulting from the merger, which was consummated on July 28, 2004. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “code”).

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

Our Strategy

          Our primary business objective is to increase shareholder value by employing a “value-add” strategy. We seek well-located small properties in major cities that are income producing with renovation potential or other upside potential, and add-value through our management and leasing expertise. The key elements of our strategy include:

●	Maximize value in current properties through operational focus and redevelopment.

●	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas.

●	Selectively dispose of properties that have little or no growth potential and reinvest the capital into properties having potential for greater returns.

●	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures.

●	Bring liquidity to our stock by listing on a national stock exchange.

          We believe that our people are the heart of our company, our strategy and our structure. We are focused on developing a team of people that display at all times a high degree of character and competence. We believe that our people are key to our ability to generate long term shareholder value.

Our Structure

          Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. As of December 31, 2008, we owned a 66.4% interest in the Operating Partnership.

          As of December 31, 2008, we owned a real estate portfolio consisting of 35 properties located in two states. Leased to national, regional and local tenants, our retail, office and warehouse properties are primarily located throughout Texas. As of December 31, 2008, the occupancy rate at our operating properties was 84.3% based on leasable square footage compared to 86.2% as of December 31, 2007.

          We invest in commercial properties with upside potential, where our leasing and operating strategies can improve the existing properties’ value while providing superior economic returns. We believe that investment in and operation of commercial retail real estate is a local business and we focus our investments in areas where we have strong knowledge of the local markets. Our properties are located in densely populated areas in and around Houston, Dallas, San Antonio and Phoenix. We plan to further expand into markets outside of Texas and will continue to maintain our hands-on management philosophy. We look for markets with strong demographic characteristics similar to those of Houston.

          Our retail properties are primarily strip centers whose tenants consist of national, regional and local retailers. Our properties generally attract tenants who provide basic staples and convenience items to local customers. We believe sales of these items are less sensitive to fluctuations in the business cycle than higher priced retail items. No single retail tenant represented more than 2.0% of total revenues for the year ended December 31, 2008.

          During 2008 we commenced the leasing of a 33,400 square ft garden office property located in Phoenix, Arizona. We take a very hands-on approach to ownership, and directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under long-term leases. For the year ended December 31, 2008, our total revenues were approximately $31.2 million. Approximately 76% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

          As of December 31, 2008, 2007 and 2006, we had one property that accounted for more than 10% of total gross revenue and real estate assets. Uptown Tower is an office building located in Dallas, Texas that was acquired during 2005 and accounts for 12.8%, 12.0% and 11.9% of our total revenue during 2008, 2007 and 2006, respectively. Uptown Tower also accounts for 11.5%, 10.8% and 11.2% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2008, 2007 and 2006, respectively. Of our 35 properties, 31 are located in the Houston, Texas metropolitan area. See “Location of Properties” in Item 2 for further discussion regarding Houston’s economy.

Economic Factors

          The national economy contracted in 2008 at a pace consistent with a severe recession. During the fourth quarter of 2008, real gross domestic product (GDP) fell at an annualized rate of 3.8%. The Index of Leading Economic Indicators suggests a moderate decline of GDP will continue into the first half of 2009. Payroll employment dropped by about 3 million since the recession started in December 2007, and housing starts decreased 44% during 2008.

          The credit crisis spread to the commercial credit markets during 2008 negatively impacting the commercial real estate industry. Obtaining financing for new projects and refinancing existing debt became increasingly difficult with the tightening of credit.

          These factors may negatively impact the volume of real estate transactions, occupancy levels, tenants’ ability to pay rent and cap rates, which could negatively impact the value of public real estate companies, including ours. The vast majority of our retail properties are located in densely populated metropolitan areas and are occupied by tenants which generally provide basic necessity-type items and tend to be less affected by economic changes. Furthermore, our portfolio is primarily positioned in metropolitan areas in Texas which have been impacted less by the economic slow down compared to other metropolitan areas.

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

Employees

          As of December 31, 2008, we had 48 employees.

Materials Available on Our Website

          Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Materials on our website are not part of our Annual Report on Form 10-K.

Recent Developments

          On January 16, 2009, we, through our Operating Partnership, acquired Spoerlein Commons, a mixed-use garden style complex of retail, medical and professional office tenants located in Buffalo Grove, Illinois.

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

Risks Associated with Real Estate

Adverse macroeconomic and business conditions may significantly and negatively affect our cash flows, profitability and results of operations.

          The United States is currently in a deep recession that has resulted in higher unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. A continuation of ongoing adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

          Real estate property investments generally cannot be disposed of quickly. In addition, the Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses and reduce our cash flows and adversely affect distributions to shareholders.

Turmoil in capital markets could adversely impact acquisition activities and pricing of real estate assets.

          Volatility in capital markets could adversely affect acquisition activities by impacting certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

          We only own commercial real estate. Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

●	conditions in financial markets;

●	over-building in our markets;

●	a reduction in rental income as the result of the inability to maintain occupancy levels;

●	adverse changes in applicable tax, real estate, environmental or zoning laws;

●	changes in general economic conditions;

●	a taking of any of our properties by eminent domain;

●	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

●	acts of God, such as earthquakes or floods and other uninsured losses;

●	changes in supply of or demand for similar or competing properties in an area;

●	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive; and

●	periods of high interest rates and tight money supply.

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

          There are many factors that can affect the availability and timing of cash dividends to shareholders. Dividends will be based principally on cash available from our properties, real estate securities, mortgage loans and other investments. The amount of cash available for dividends will be affected by many factors, such as our ability to buy properties, the yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. We can give no assurance that we will be able to pay or maintain dividends or that dividends will increase over time. In addition, we can give no assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased dividends over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for dividends to shareholders. Our actual results may differ significantly from the assumptions used by our Board of Trustees (the “Board”) in establishing the dividend rate to shareholders.

If we experience decreased cash flows, we may need to use other sources of cash to fund dividends or we may be unable to pay dividends.

          Actual cash available for dividends may vary substantially from estimates. If our cash dividends exceed the amount of cash available for dividends, we may need to fund the shortage out of working capital, borrowings under our lines of credit or by obtaining other debt, which would reduce the amount of proceeds available for real estate investments. During the year ended December 31, 2008, our cash provided from operating activities was $2.6 million and our total distributions were $8.7 million. Therefore we had distributions in excess of cash flow for operations of approximately $6.1 million. Our primary funding for paying dividends in excess of cash flow from operations was proceeds from additional notes payable during 2008.

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

We have acquired a majority of our properties, on a non “arms-length” basis, from entities controlled by our former advisor and chief executive officer.

          We acquired 25 of our 35 properties we owned as of December 31, 2008, from entities controlled by our former advisor and chief executive officer, who did not make any representations or warranties in regard to the properties or the selling entities (neither personally nor in his capacity as a general partner) in the documents evidencing the transactions. No third parties were retained to represent or advise these selling entities or us, and the transactions were not conducted on an “arm’s-length” basis. Consequently, we essentially acquired the properties on an “as is” basis. Therefore, we will bear the risk associated with any characteristics of or deficiencies in these properties unknown at the closing of the acquisitions that may affect their valuation or revenue potential.

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

Approximately 41% of our gross leasable area is subject to leases that expire prior to December 31, 2011.

          As of December 31, 2008, approximately 41% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2011. We are subject to the risk that:

●	tenants may choose not to renew these leases;

●	we may not be able to re-lease the space subject to these leases; and

●	the terms of any renewal or re-lease may be less favorable than the terms of the current leases.

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

Risks Associated with Our Indebtedness and Financing

Current market conditions could affect our ability to refinance existing indebtedness or obtain additional financing on acceptable terms and may have other adverse effects on us.

          The United States credit markets have recently experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Any reductions in our available borrowing capacity, or our inability to renew or replace our current credit facilities when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. In addition, we mortgage most of our properties to secure payment of indebtedness. If we are not successful in refinancing our mortgage debt upon maturity, then the property could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties upon disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends to our shareholders.

          Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, our ability to pay principal and interest on our debt and our ability to pay dividends to our shareholders.

Our debt agreements impose limits on our operations and our ability to make distributions to our shareholders.

          The agreements relating to the debt we incur contain financial and operating covenants that may limit our ability to make distributions or other payments to our shareholders. Our existing credit facilities contain financial and operating covenants, including:

●	maintenance of specific levels of insurance;

●	lendor approval required for certain leases; and

●	limitations on our ability to make distributions or other payments to our shareholders, sell assets or engage in mergers, consolidation or make certain acquisitions.

          Failure to comply with these covenants could result from, among other things, changes in our results of operations, incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to fund our operations and conduct our business. Failure to comply with any of these covenants could result in a default under our credit agreement or other debt agreements we may enter into in the future. A default could cause one or more of our lenders to accelerate the timing of payments which could force us to dispose of one or more of our properties, possibly on disadvantageous terms. As of December 31, 2008, we were not in compliance with one such covenant, in connection with our $6.4 million term loan agreement with KeyBank. As this non-compliance constitutes an event of default, the lender has the right to accelerate payment. While we are currently in discussions with the lender to obtain a waiver, there can be no assurance that we will be successful in obtaining such waiver. Should we not receive the waiver, we will seek to obtain other financing for the loan or pay off the loan from our cash reserves. For more discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

          We intend to continue to operate so as to qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification.

          If we were to fail to qualify as a REIT in any taxable year:

●	we would not be allowed to deduct our distributions to shareholders when computing our taxable income;

●	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

●	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

●	our cash available for dividends would be reduced and we would have less cash to pay dividends to shareholders; and

●	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

We may need to incur additional borrowings to meet REIT minimum distribution requirements.

          In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain). In addition we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay dividends to our shareholders in a manner that allows us to meet the distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so.

          Our income consists almost solely of our share of the Operating Partnership’s income, and the cash available for distribution by us to our shareholders consists of our share of cash distributions made by the Operating Partnership. Because we are the sole general partner of the Operating Partnership, our Board determines the amount of any distributions made by it. Our Board may consider a number of factors in making distributions, including:

●	the amount of the cash available for distribution;

●	the Operating Partnership’s financial condition;

●	the Operating Partnership’s capital expenditure requirements; and

●	our annual distribution requirements necessary to maintain our qualification as a REIT.

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

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties.

General

          At December 31, 2008, we owned 35 commercial properties located in two states. We own 31 properties located in the Houston, Texas, two properties located in Dallas, Texas, one property located in San Antonio, Texas and one property in Phoenix, Arizona. Our properties consist of 17 retail centers with approximately 1,157,000 square feet of gross leasable area, 11 warehouse properties with approximately 1,202,000 square feet of gross leasable area and 7 office buildings with approximately 673,000 square feet of gross leasable area. Each property is designed to meet the needs of surrounding local communities. As of December 31, 2008, our properties contain approximately 2,991,000 square feet of gross leasable area. As of December 31, 2008, our retail, warehouse and office properties were approximately 80.4%, 88.7% and 82.9% leased, respectively.

          As of December 31, 2008, we had one property that accounted for more than 10% of total gross revenue. Uptown Tower is an office building located in Dallas, Texas that was acquired during 2005 and accounts for 12.8% of our total revenue and 11.4% of real estate assets, net of accumulated depreciation.

Location of Properties

          Of our 35 properties, 34 are located in Texas, with 31 being located in the greater Houston metropolitan statistical area. These 31 represent 73% of our rental income for the year ended December 31, 2008.

          We believe the Houston market has been impacted less drastically than many areas of the country by the global economic and credit crisis. The Houston workforce is concentrated in energy, chemicals, information technology, aerospace sciences and medical sciences. The U.S. Bureau of Labor Statistics ranked Houston as having the fastest job  to growth from the period of December 2007 to December 2008.

Houston Highlights

●	Houston is the largest city in Texas and the 4th largest city in the U.S.
●	Houston ranks 3rd among U.S. metro areas in number of corporate headquarters for Fortune 500 companies.
●	More than half of the world's 100 largest non-U.S.-based coperations have operations in Houston

General Physical and EconomicAttributes

          The following table sets forth certain information relating to each of our properties owned as of December 31, 2008.

Property Name	Location	Year Built/ Renovated	Leasable Square Feet	Percent Occupied at 12/31/08	Annualized Base Rental Revenue (in.thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)
Retail Properties:
Bellnott Square	Houston	1982	73,930	36.8%	$271	$9.96
Bissonnet/Beltway	Houston	1978	29,205	70.0%	284	13.89
Centre South	Houston	1974	44,543	68.0%	259	8.55
Greens Road	Houston	1979	20,507	90.2%	201	10.87
Holly Knight	Houston	1984	20,015	100.0%	321	16.04
Kempwood Plaza	Houston	1974	112,359	70.6%	746	9.40
Lion Square	Houston	1980	119,621	94.6%	1,006	8.89
Providence	Houston	1980	90,327	91.2%	747	9.07
South Richey	Houston	1980	69,928	96.1%	504	7.50
South Shaver	Houston	1978	21,926	88.4%	218	11.25
SugarPark Plaza	Houston	1974	95,032	98.6%	912	9.73
Sunridge	Houston	1979	49,359	91.2%	396	8.80
Torrey Square	Houston	1983	105,766	91.3%	755	7.82
Town Park	Houston	1978	43,526	100.0%	718	16.50
Webster Point	Houston	1984	26,060	74.1%	220	11.39
Westchase	Houston	1978	42,924	63.6%	308	11.28
Windsor Park	San Antonio	1992	192,458	66.0%	1,114	8.77
			1,157,486	80.4%	$8,980	$9.65
Warehouse Properties:
Brookhill	Houston	1979	74,757	100.0%	261	3.49
Corporate Park Northwest	Houston	1981	185,627	74.6%	1,467	10.59
Corporate Park West	Houston	1999	175,665	86.6%	1,408	9.26
Corporate Park Woodland	Houston	2000	99,937	96.4%	894	9.28
Dairy Ashford	Houston	1981	42,902	89.2%	136	3.55
Holly Hall	Houston	1980	90,000	100.0%	624	6.93
Interstate 10	Houston	1980	151,000	94.4%	711	4.99
Main Park	Houston	1982	113,410	100.0%	679	5.99
Plaza Park	Houston	1982	105,530	95.3%	1,112	11.06
Westbelt Plaza	Houston	1978	65,619	81.3%	754	14.13
Westgate	Houston	1984	97,225	68.4%	443	6.66
			1,201,672	88.7%	$8,489	$7.96
Office Properties:
9101 LBJ Freeway	Dallas	1985	125,874	78.3%	1,580	16.03
Featherwood	Houston	1983	49,670	90.2%	792	17.68
Pima Norte	Phoenix	2007	33,400	2.0%	20	29.94
Royal Crest	Houston	1984	24,900	89.4%	281	12.62
Uptown Tower	Dallas	1982	253,981	89.8%	3,834	16.81
Woodlake Plaza	Houston	1974	106,169	97.4%	1,420	13.73
Zeta Building	Houston	1982	37,740	97.4%	603	16.40
			631,734	82.9%	$8,530	$16.29

Grand Totals			2,990,892	84.3%	$25,999	$10.31

(1) Calculated as base rental revenues as of December 31, 2008 annualized to reflect a twelve month period. Excludes vacant space at December 31, 2008.
(2) Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2008. Excludes vacant space at December 31, 2008.

          Significant Tenants

          The following table sets forth information about our fifteen largest tenants as of December 31, 2008, based upon annualized rental revenues at December 31, 2008.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring

US Census	Houston	$711	2.7%	8/15/2008	2010
Sports Authority	San Antonio	450	1.7%	1/1/2004	2015
Brockett Davis Drake Inc.	Dallas	380	1.5%	3/14/1994	2011
Air Liquide America, L.P.	Dallas	352	1.4%	8/1/2001	2013
X-Ray X-Press Corporation	Houston	316	1.2%	7/1/1998	2019
Kroger	Houston	265	1.0%	9/1/1999	2011
Petsmart, Inc	San Antonio	255	1.0%	1/1/2004	2013
Asian Supermarket, Llc	Houston	253	1.0%	7/3/2008	2023
Marshall’s	Houston	248	1.0%	5/12/1983	2013
Compass Insurance	Dallas	232	0.9%	9/1/2005	2011
Merrill Corporation	Dallas	220	0.8%	12/10/2001	2014
Amberton Business Center	Dallas	219	0.8%	3/11/2004	2014
Tecon Corporation	Dallas	207	0.8%	7/11/2003	2009
New Lifestyles, Inc.	Dallas	182	0.7%	5/5/1998	2013
Region IV Education	Houston	172	0.7%	9/1/2001	2011

		$4,462	17.2%

          Lease Expirations

          The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

		Gross Leasable Area		Annualized Base Rent as of December 31, 2008
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2009	161	442,321	15%	$4,308	17.4%
2010	101	256,444	9%	3,490	14.1%
2011	134	514,223	17%	5,262	21.3%
2012	96	333,018	11%	3,211	13.0%
2013	84	348,555	12%	3,802	15.4%
2014	32	239,629	8%	1,572	6.3%
2015	19	121,499	4%	1,107	4.5%
2016	6	36,755	1%	307	1.2%
2017	4	34,042	1%	290	1.2%
2018	5	28,466	1%	244	1.0%
Total	642	2,354,952	79%	$23,593	95.4%

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

          There is no established trading market for our common shares of beneficial interest. As of March 9, 2009, we had 10,312,307 common shares of beneficial interest outstanding held by a total of approximately 1,429 shareholders.

Dividend Reinvestment Plan

          Our dividend reinvestment plan allowed our shareholders to elect to have dividends from our common shares reinvested in additional common shares. The purchase price per share under our dividend reinvestment plan was $9.50. On March 27, 2007, we gave the required ten day notice to participants informing them that we intend to terminate our dividend reinvestment plan. As a result, our dividend reinvestment plan terminated on April 6, 2007. Shares issued under our dividend reinvestment plan were registered on our Registration Statement on Form S-11. We did not amend or supplement our Registration Statement following our change in management on October 2, 2006, and the events that occurred thereafter. As a result, shareholders that received approximately 64,000 shares issued under our dividend reinvestment plan on or after that date could be entitled to recission rights. These rights would entitle these shareholders to recovery of their purchase price less any income received on their shares. These shares have been reclassified from Shareholders’ equity to Accounts payable and accrued expenses during 2008.

Issuer Repurchases

          We did not repurchase any of our equity securities during 2008 under a share redemption program. Our Board has approved (but delayed the implementation of) a share redemption program that would enable shareholders to sell shares to us after holding them for at least one year under limited circumstances. Our Board could choose to amend the provisions of the share redemption program without shareholder approval. Our Board has chosen not to implement the share redemption program at this time.

          We received 293,962 of our common shares and 1,068,451 units of the Operating Partnership in exchange for the transfer of two properties to Allen R. Hartman and Hartman Management, L.P. as part of a settlement agreement. The settlement agreement is detailed in Note 11 to the consolidated financial statements.

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

Quarter Paid	Total Amount of Dividends Paid (in thousands)	Dividends per Share

1st Quarter 2007	1,522	$0.1500
2nd Quarter 2007	1,500	0.1500
3rd Quarter 2007	1,500	0.1500
4th Quarter 2007	1,500	0.1500
1st Quarter 2008	1,500	0.1500
2nd Quarter 2008	1,529	0.1500
3rd Quarter 2008	1,456	0.1500
4th Quarter 2008	1,093	0.1125
1st Quarter 2009	1,154	0.1125

Average Per Quarter		$0.1417

Equity Compensation Plan Information

          Please refer to Item 12 of this report for information concerning securities authorized under our incentive share plan.

Item 6. Selected Financial Data.

          The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31, (in thousands, except per share data)
	2008	2007	2006	2005	2004
Operating Data:
Revenues	$31,201	$29,374	$28,378	$23,490	$21,814
Property expenses	13,193	12,236	11,438	8,624	6,847
General and administrative (1)	6,708	6,721	2,299	567	571
Property and other asset management fees to an affiliate	—	—	1,482	1,319	1,253
Depreciation and amortization	6,859	6,048	6,181	5,733	4,925
Interest expense, net	5,675	4,825	4,910	3,469	2,459
Other expense (income), net	442	256	(227)	—	—
Income (loss) from continuing operations before minority interest	(1,676)	(712)	2,295	3,778	5,759
Loss (income) allocated to minority interest	627	268	(855)	(1,652)	(2,685)
Income (loss) from continuing operations	(1,049)	(444)	1,440	2,126	3,074
Income (loss) from discontinued operations	(188)	589	554	561	655
Gain on sale of property from discontinued operations	3,619	—	—	—	—
Income allocated to minority interest	(1,248)	(222)	(213)	(239)	(305)
Net income (loss)	$1,134	$(77)	$1,781	$2,448	$3,424

Income (loss) from continuing operations per common share	$(0.11)	$(0.04)	$0.15	$0.27	$0.41
Income from discontinued operations per common share	0.23	0.03	0.03	0.04	0.08
Net income (loss) per common share	$0.12	$(0.01)	$0.18	$0.31	$0.49

Balance Sheet Data:
Real estate (net)	$150,847	$146,460	$141,236	$145,581	$117,995
Real estate (net), discontinued operations	—	7,932	8,252	8,384	8,552
Other assets	27,098	20,752	17,599	17,497	16,070
Total assets	$177,945	$175,144	$167,087	$171,462	$142,617
Liabilities	$110,773	$94,262	$76,464	$83,462	$66,299
Minority interests in Operating Partnership	21,281	28,039	31,709	34,272	36,489
Shareholders’ equity	45,891	52,843	58,914	53,728	39,829
	$177,945	$175,144	$167,087	$171,462	$142,617
Other Data:
Proceeds from issuance of common shares	$—	$261	$9,453	$17,035	$1,472
Additions to real estate	5,153	10,205	1,833	31,712	10,277
Dividends and distributions per share (2)	0.58	0.60	0.63	0.70	0.70
Funds from operations (3)	4,236	6,001	8,993	9,851	11,138
Occupancy at year end	84%	86%	83%	82%	86%

(1)  General and administrative expenses for the years ended December 31, 2008, 2007 and 2006 include approximately $1.5 million, $2.2 million and $0.9 million, respectively, of legal costs resulting from litigation with Allen Hartman and Hartman Management, LP.

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

Overview

          We are a real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties. Our investments include retail, office and warehouse properties located in the Houston, Dallas, San Antonio and Phoenix metropolitan areas. Our properties consist of:

●	17 retail properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $61.0 million.

●	7 office properties containing approximately 0.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $46.6 million.

●	11 office/warehouse properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $43.2 million.

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

          As of December 31, 2008, we had 658 total tenants. We have a diversified tenant base with our largest tenant compromising approximately 1.8% of our total revenues for 2008. Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

          We are a self-managed REIT, employing 48 full-time employees as of December 31, 2008. As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead.

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

          We believe that one of the most key measures of our performance is property occupancy. Occupancy for the total portfolio was 84.3% at December 31, 2008, compared to 86.2% at December 31, 2007. We completed 199 new and renewal leases during 2008 totaling 0.7 million square feet and $23.0 million in total lease value.

          In the fourth quarter of 2008, our Board approved an updated five year business plan. The key elements of the plan are as follows:

●	Maximize value in current properties through operational focus and redevelopment;

●	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas;

●	Dispose of non-core properties and reinvest the capital in redevelopment of existing properties or acquisition of core properties in high potential markets;

●	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures, and

●	Bring liquidity to our stock by listing on a national stock exchange.

          During 2008, we have begun progress on the execution of this five year plan as described in the following sections on redevelopment, acquisitions and dispositions.

Redevelopment

          We continued redevelopment in 2008 to add 5,000 square feet of office space and upgrade the Westchase Plaza Retail and Office Center located in Houston, Texas. The total redevelopment of this center is projected to cost approximately $1.7 million and be completed by early 2009.

Acquisitions

          In October of 2007, we acquired a 33,400 square foot commercial property in the Phoenix, Arizona metropolitan area, for approximately $8.3 million. The property, Pima Norte, is a newly constructed one and two story class “A” professional, executive and medical office building. We began leasing Pima Norte during 2008. The total cost of the property is approximately $9.5 million.

Dispositions

          On May 30, 2008, we transferred two properties known as Garden Oaks and Northeast Square in Houston, Texas to Allen R. Hartman and Hartman Management, L.P. as part of a legal settlement. See Note 11 to the consolidated financial statements for more information on the settlement.

          On July 26, 2007, we sold a 2.4 acre parcel of vacant land next to our South Shaver retail property located in Houston, Texas for a sales price of $0.3 million.

          On December 1, 2006, we sold Northwest Place II, a 27,974 square foot office/warehouse building located in Houston, Texas for a sales price of $1.2 million.

          We continue to monitor our properties to identify assets that should be disposed of. We also consider the overall market conditions to determine when to dispose of properties.

Summary of Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. We prepared these financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. You should read Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense. During the year ended December 31, 2008, $0.4 million of interest was capitalized on properties under development. Approximately $0.1 million in interest was capitalized for the year ended December 31, 2007, and no interest was capitalized in 2006.

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

          Impairment. We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2008.

          Accrued Rent and Accounts Receivable. Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2008 and 2007, we had an allowance for uncollectible accounts of $1.5 million and $0.9 million, respectively. During 2008, 2007 and 2006, we recorded bad debt expense in the amount of $0.7 million, $0.4 million and $0.3 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

          We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require for items appropriately classified as cash flow hedges that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income with the exception of the portion of the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of December 31, 2008, we did not have any interest rate swaps in place. As of December 31, 2007, we had an interest rate swap with a $70.0 million notional which was designated as a cash flow hedge. The fair value of this interest rate swap as of December 31, 2007 was approximately ($0.4) million and is included in accounts payable and accrued expenses in the consolidated balance sheet. Additionally, for a previous interest rate swap which was not designated as a cash flow hedge, approximately ($0.03) million and $0.03 million are included in other expense and other income on the consolidated statements of income for the year ended December 31, 2007 and 2006, respectively.

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

          In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66 (“EITF 07-6”). EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity (“SFAS No. 141(R)”). SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) could have a material effect on our accounting for future property acquisitions.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes that these statements will not have a material impact on the Company’s consolidated results of operations or cash flows. However, management is currently evaluating whether the adoption of SFAS 160 could have a material impact on the consolidated balance sheets and statements of shareholders’ equity.

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

          Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuance of notes payable, sales of common shares, sales of partnership operating units and sales of underperforming properties.

          Our capital structure includes recourse and non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

          During the year ended December 31, 2008, our cash provided from operating activities was $2.6 million and our total distributions were $8.7 million. Therefore we had distributions in excess of cash flow from operations of approximately $6.1 million. Our primary funding for paying dividends in excess of cash flow from operations was proceeds from bank debt.

          During the year ended December 31, 2008, we incurred approximately $1.5 million in legal costs as a result of the litigation with Mr. Hartman and Hartman Management, LP. For a full discussion of the settlement with Mr. Hartman and Hartman Management see Note 11. We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT.

          Cash and Cash Equivalents

          We had cash and cash equivalents of approximately $13.0 million at December 31, 2008, as compared to $10.8 million on December 31, 2007. The increase of $2.2 million was primarily the result of the following:

Sources of Cash

●	Cash flow from operations of $2.6 million for the year ended December 31, 2008.

●	Net proceeds of $13.4 million from issuance of notes payable.

Uses of Cash

●	Payment of dividends and distributions to common shareholders and OP Unit holders of $8.7 million.

●	Additions to real estate of $5.1 million.

          We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	December 31, 2008	December 31, 2007

Revolving credit facility
$75.0 million LIBOR +2.63%, due 2008	$—	$73,525

Fixed rate notes
$10.0 million 6.04% Note, due 2014	9,782	9,899
$11.2 million 6.52% Note, due 2015	11,159	—
$21.4 million 6.53% Notes, due 2013	21,263	—
$24.5 million 6.56% Note, due 2013	24,500	—
$0.5 million 5.05% Notes, due 2009	40	37

Floating rate notes
$6.4 million LIBOR + 2.00% Note, due 2009	6,400	—
$26.9 million LIBOR + 2.60% Note, due 2013	26,859	—

	$100,003	$83,461

          Revolving Credit Facility

          On October 3, 2008, we paid in full our $75 million revolving credit facility with a consortium of banks, (the “Revolving Credit Facility”). The interest rate was based on the one month LIBOR rate plus 2.625%. The Revolving Credit Facility was secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III, L.P. (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. As of December 31, 2007, the balance outstanding under the Revolving Credit Facility was $73.5 million, and the availability to draw was $1.5 million.

          Fixed Rate Notes

          On March 1, 2007, we, operating through our subsidiary, Whitestone REIT Operating Company IV LLC (“WROP IV”) executed a promissory note for $10.0 million payable to to MidFirst Bank with an applicable interest rate of 6.04% per annum and a maturity date of March 1, 2014.

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

          On October 1, 2008, we, operating through our subsidiary, Whitestone Centers LLC, executed five promissory notes (the “Sun Life Promissory Notes”) totaling $21.4 million payable to Sun Life Assurance Company of Canada with an applicable interest rate of 6.53% per annum and a maturity date of October 1, 2013. The Sun Life Promissory Notes are non-recourse loans secured by the Whitestone Centers LLC’s properties, and a limited guarantee by us.

          On October 1, 2008, we, operating through our subsidiary, Whitestone Offices LLC, executed a promissory note (the “Nationwide Promissory Note”) for $24.5 million payable to Nationwide Life Insurance Company with an applicable interest rate of 6.56% per annum and a maturity date of October 1, 2013. Interest only is due through October 1, 2009. The Nationwide Promissory Note is a non-recourse loan secured by Whitestone Offices LLC’s properties, and a limited guarantee by us.

          Floating Rate Notes

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

          On October 3, 2008, we, operating through our subsidiary, Whitestone Industrial-Office LLC, (“Whitestone Industrial Office”) executed a floating rate promissory note (the “Jackson Life Loan”) for $26.9 million payable to Jackson Life Insurance Company (“Jackson Life”) with a floating interest rate of 2.6% over the one month LIBOR (the “Index”). The floating interest rate will be adjusted monthly by Jackson Life based on the Index as published on the last business day of the month. As of February 23, 2009, the floating interest rate was 3.07%. The Jackson Life Loan has a maturity date of November 1, 2013. The Jackson Life Loan is a non-recourse loan secured by Whitestone Industrial Office properties and a limited guarantee by us.

          Our loans are subject to various customary financial covenants. In order to pay off our $75 million revolving credit facility in 2008, we entered into non-recourse mortgages secured by various properties and a limited guarantee by us. As a result of these secured mortgages, we are not in compliance with our secured debt to fair market value ratio covenant of our $6.4 million loan with KeyBank as of December 31, 2008. As this non-compliance constitutes an event of default, the lender has the right to accelerate payment. We are in discussions with KeyBank regarding an extension of this loan, which matures in July 2009, and have requested a waiver from KeyBank. As of the date of this filing, we have not received the waiver. Should we not receive a waiver we will attempt to obtain other financing or pay off the loan from cash reserves. As of December 31, 2008, we are in compliance with all loan covenants other than the Pima Norte non-compliance. For further discussion of our loan covenants and Pima Norte’s non-compliance see Note 8 to the consolidated financial statements.

          Annual maturities of notes payable as of December 31, 2008 are due during the following years:

Year	Amount Due (in thousands)

2009	$8,027
2010	2,014
2011	2,121
2012	2,236
2013	66,145
2014 and thereafter	19,460
Total	$100,003

          For further discussion regarding specific terms of our debt, see Note 8 of the Consolidated Financial Statements.

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

          Contractual Obligations

          As of December 31, 2008, we had the following contractual debt obligations (see Note 8 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2009)	1 - 3 years (2010 - 2011)	3 - 5 years (2012 - 2013)	More than 5 years (after 2013)

Long-Term Debt - Principal	$100,003	$8,027	$4,135	$68,381	$19,460

Long-Term Debt - Fixed Interest	21,631	4,409	8,359	7,552	1,311

Long-Term Debt - Variable Interest (1)	3,740	806	1,544	1,390	—

Operating Lease Obligations	95	62	32	1	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$125,469	$13,304	$14,070	$77,324	$20,771

(1) As of December 31, 2008, we had two loans totaling $33.3 million which bore interest at floating rates. The variable interest rate payments are based on LIBOR plus a spread which ranged from 2.0% to 2.6%. The information in the table above reflects our projected interest rate obligations for these floating rate payments based on LIBOR at December 31, 2008. At December 31, 2008, one-month LIBOR was 0.44%.

Distributions

          During 2008, we paid dividends to our common shareholders and distributions to our OP Unit holders of $8.7 million, compared to $9.5 million in 2007. Common shareholders and OP Unit holders receive monthly dividends and distributions, respectively. Payments of dividends and distributions are declared quarterly and paid monthly. The dividends paid to common shareholders and distributions paid to OP Unit holders follow (in thousands):

	Common Shareholders	Minority Interest OP Unit Holders
2008
Fourth Quarter	$1,093	$533
Third Quarter	1,456	712
Second Quarter	1,529	978
First Quarter	1,500	871
2007
Fourth Quarter	$1,500	$871
Third Quarter	1,500	871
Second Quarter	1,500	871
First Quarter	1,522	871

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

          The following table provides a general comparison of our results of operations for the years ended December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Number of properties owned and operated (1)	35	37
Aggregate gross leasable area (sq. ft.) (1)	2,990,892	3,093,063
Ending occupancy rate (1)	84%	86%

	(in thousands, except per share data)
Total property revenues	$31,201	$29,374
Total property expenses	13,193	12,236
Other expense, net	19,057	17,582
Income (loss) from continuing operations	(1,049)	(444)
Income (loss) from discontinued operations	2,183	367
Net income (loss)	$1,134	$(77)

Funds from operations (2)	$4,236	$6,001
Dividends paid on common shares and OP Units	8,673	9,507
Per common share and OP Unit	$0.58	$0.60
Dividends paid as a % of FFO	205%	158%

(1) Two properties disposed in May of 2008 with a total area of 135,571 sq. ft. are included in the (i) number of properties owned and operated; (ii) aggregate gross leasable area (sq. ft.), and (iii) ending occupancy rate for the year ended December 31, 2007, but are excluded from continuing operations revenues and expenses.

(2) In accordance with Regulation G, “reconciliation of non-GAAP measures,” see “Funds From Operations” following.

Revenues

          Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income, tenant reimbursements and other property revenue of approximately $31.2 million for the year ended December 31, 2008, as compared to $29.4 million for the year ended December 31, 2007, an increase of $1.8 million or 6%. Our year end occupancy rate in 2008 was 84%, as compared to 86% at year end 2007. The majority of the decrease in occupancy occurred near the end of the year in 2008 and did not have a material impact on revenue in 2008. We lost several large retail tenants towards the end of the year in 2008 either to bankruptcy or to expiring leases that were not renewed. We expect that raising occupancy percentages to acceptable levels will be difficult in 2009, given the contracted credit markets and the challenging economy. However, most of our tenants do not operate nationally, and we believe the impact of the economic downturn will be less severe to businesses in the Texas economy in 2009 than to the national average. Our gross leaseable area was approximately 2,991,000 square feet in 2008 versus 3,093,000 square feet in 2007. Our revenue was $10.43 per square foot in 2008, as compared to our revenue of $9.93 per square foot in 2007.

          Property expenses

          Our property expenses were $13.2 million for the year ended December 31, 2008, as compared to $12.2 million for the year ended December 31, 2007, an increase of $1.0 million, or 8%. The primary components of total operating expense are detailed in the table below (in thousands):

	Year Ended December 31,
	2008	2007

Real estate taxes	$3,973	$3,629
Utilities	2,679	2,481
Contract services	2,138	1,945
Repairs and maintenance	1,633	1,947
Bad debt	731	440
Repairs related to Hurricane Ike	358	—
Labor and other	1,681	1,794

Total property expenses	$13,193	$12,236

          Real estate taxes increased $0.3 million or approximately 9% during 2008. Assessed values on many of our properties increased significantly in 2008. We actively work with various appraisel districts to keep our assessed values low and litigate the assessments if necessary. Utilities increased $0.2 million or approximately 8% during 2008. Contract services and repairs and maintenance combined decreased $0.1 million or 3% during 2008. Bad debt expense increased $0.3 million or 66% during 2008. The tightening credit markets and slowing economy have impacted many of our tenants negatively in 2008. During 2008, we added a full time collector to constantly monitor deliquencies and improve our collections efforts. We anticipate another challenging year in 2009 as the impact of the softening economy continues to impact our tenants. Hurricane Ike came ashore in September 2008, impacting 31 of our properties with varying degrees of damage. During 2008, we incurred approximately $0.4 million in expenses to repair properties impacted by the Hurricane.

          Other (income) and expense

          Our other expense, net was $19.1 million for the year ended December 31, 2008, as compared to $17.6 million for the year ended December 31, 2007, an increase of $1.5 million, or 8%. The primary components of other (income) and expense are detailed in the table below (in thousands):

	Year Ended December 31,
	2008	2007

General and administrative	$6,708	$6,721
Depreciation & amortization	6,859	6,048
Interest expense	5,857	5,402
Interest income	(182)	(577)
Provision for income taxes	219	217
Loss on sale or disposal of assets	223	9
Change in fair value of derivative instrument	—	30
Loss allocated to minority interest	(627)	(268)

Total other expense, net	$19,057	$17,582

          Depreciation and amortization increased $0.8 million or 13% during 2008. Amortization of loan fees are included in amortization, and the extension of the revolving credit facilitate included a $0.9 million fee that was amortized during 2008. During 2008 we incurred an additional $1.7 million in fees related to new debt, which will be amortized over five to seven years. Interest expense increased approximately $0.5 million during 2008. An increase in the average outstanding note payable balance of $12.9 million accounted for an increase of approximately $0.9 million in interest expense in 2008, while a decreased effective interest rate of 0.5% per annum (excluding amortized loan fees) accounted for a decrease of approximately $0.4 million in interest expense during 2008. The decrease in interest income of approximately $0.4 million is primarily due lower interest rates. Legal expenses are included in general and administrative for the years ending December 31, 2008 and 2007 and were $1.5 million and $2.2 million, respectively. The majority of our legal fees were due to the litigation with Allen R. Hartman and Hartman Management, L.P., which was settled in May 2008 (See Note 11 to the consolidated financial statements). We expect legal fees to decrease in 2009.

          Discontinued operations

          Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square. The two properties were transfered to Allen R. Hartman and Hartman Management, L.P. as part of a legal settlement on May 30, 2008. See Note 11 to the consolidated financial statements for more information on the settlement. The primary components of discontinued operations are detailed in the table below (in thousands):

	Year Ended December 31,
	2008	2007

Rental income	$333	$1,181
Tenants’ reimbursements and other property revenue	225	427
Total property revenues	558	1,608

Property operation and maintenance	391	558
Real estate taxes	133	159
Depreciation & amortization	218	295
Total property and other expenses	742	1,012

Income (loss) before income taxes, gain (loss) on sales of assets and income allocated to minority interest	(184)	596

Provision for income taxes	(4)	—
Gain (loss) on sales of assets	3,619	(7)
Income allocated to minority interest	(1,248)	(222)

Income from discontinued operations, net	$2,183	$367

          The gain on sales of assets of $3.6 million is the result of the settlement with Allen R. Hartman and Hartman Management, L.P. (See Note 11 to the consolidated financial statements).

          Net income (loss)

          Net income was $1.1 million for the year ended December 31, 2008, as compared to a net loss of $0.1 million for the year ended December 31, 2007. The increase is the result of the items discussed above.

Result of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

          The following table provides a general comparison of our results of operations for the years ended December 31, 2007 and December 31, 2006 (dollars in thousands):

	December 31, 2007	December 31, 2006
Number of properties owned and operated (1)	37	36
Aggregate gross leasable area (sq. ft.) (1)	3,093,063	3,093,063
Ending occupancy rate (1)	86%	83%

	(in thousands, except per share data)
Total property revenues	$29,374	$28,378
Total property expenses	12,236	11,438
Other expense, net	17,582	15,500
Income (loss) from continuing operations	(444)	1,440
Income (loss) from discontinued operations	367	341
Net income (loss)	$(77)	$1,781

Funds from operations (2)	$6,001	$8,993
Dividends paid on common shares and OP Units	9,507	9,831
Per common share and OP unit	$0.60	$0.63
Dividends paid as a % of FFO	158%	109%

(1) Two properties disposed in May of 2008 with a total area of 135,571 sq. ft. are included in the (i) number of properties owned and operated; (ii) aggregate gross leasable area (sq. ft.), and (iii) ending occupancy rate for the years ended December 31, 2007 and 2006, but are excluded from continuing operations revenues and expenses.

(2) In accordance with Regulation G, “reconciliation of non-GAAP measures,” see “Funds From Operations” following.

          Revenues

          Substantially all of our revenue is derived from rents received for leases at our properties. We had rental income and tenant reimbursements of approximately $29.4 million for the year ended December 31, 2007 as compared to $28.4 million for the year ended December 31, 2006, an increase of $1.0 million or 3.5%. Our average occupancy rate in 2007 was 85%, as compared to 83% in 2006, and our revenue was $9.93 per square foot in 2007, as compared to our revenue of $9.51 per square foot in 2006.

          Property Expenses

          Our property expenses were $12.2 million for the year ended December 31, 2007, as compared to $11.4 million for the year ended December 31, 2006, an increase of $0.8 million, or 7%. The primary components of operating expense are detailed in the table below (in thousands):

	Year Ended December 31,
	2007	2006

Real estate taxes	$3,629	$3,765
Utilities	2,481	2,334
Contract services	1,945	2,358
Repairs and maintenance	1,947	959
Bad debt	440	337
Labor and other	1,794	1,685

Total property expenses	$12,236	$11,438

          Contract services combined with repairs and maintenance increased $0.6 million or 12% during 2007. The majority of these costs relate to work that was deferred prior to our managing our own properties.

          Other (income) expense

          Other expense, net was $17.6 million for the year ended December 31, 2007, as compared to $15.5 million for the year ended December 31, 2006, an increase of $2.1 million or 14%. The primary components are detailed in the table below (in thousands):

	Year Ended December 31,
	2007	2006

General and administrative	$6,721	$2,299
Property management and other asset management fees to an affliliate	—	1,482
Depreciation & amortization	6,048	6,181
Interest expense	5,402	5,296
Interest income	(577)	(386)
Provision for income taxes	217	—
Loss (gain) on sale or disposal of assets	9	(197)
Change in fair value of derivative instrument	30	(30)
Income (loss) allocated to minority interest	(268)	855

Total other expense, net	$17,582	$15,500

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

          During the years ended December 31, 2007 and 2006, we executed new and renewal leases with a total lease value of $42.0 million and $20.0 million, respectively. Prior to October 2, 2006, we paid our former management company 6.0% of the total value of new leases and 4.0% of the total value of renewal leases. If we had executed the same volume of leases in 2006, we estimate that we would have paid an additional $1.1 million in leasing commission cost to our External Manager in 2006. Additionally, significant legal expense was incurred in 2007 related to the ongoing litigation with our former External Manager (See Note 11 to the consolidated financial statements).

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

(2) Litigation cost represent fees paid as a result of our litigation with Allen R. Hartman and Hartman Managment L.P. (Note 11).

          Discontinued operations

          Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square. The two properties were transfered to Allen R. Hartman and Hartman Management, L.P. as part of a legal settlement on May 30, 2008. See Note 11 to the consolidated financial statements for more information on the settlement. The primary components of discontinued operations are detailed in the table below (in thousands):

	Year Ended December 31,
	2007	2006

Rental income	$1,181	$1,123
Tenants’ reimbursements and other property revenue	427	339
Total property revenues	1,608	1,462

Property operation and maintenance	558	428
Real estate taxes	159	185
Depreciation & amortization	295	295
Total property and other expenses	1,012	908

Loss before income taxes, loss on sales of assets and income allocated to minority interest	596	554

Loss on sales of assets	(7)	—
Income allocated to minority interest	(222)	(213)

Income from discontinued operations, net	$367	$341

          Net income (loss)

          Net loss was $0.1 million for the year ended December 31, 2007, as compared to net income of $1.8 million for the year ended December 31, 2006. The decrease is the result of the items discussed above.

Funds From Operations

          The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of operating real estate assets and extraordinary items, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), including our share of unconsolidated real estate joint ventures and partnerships. We calculate FFO in a manner consistent with the NAREIT definition.

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

          Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	$1,134	$(77)	$1,781
Depreciation and amortization of real estate assets (1)	5,877	6,108	6,341
(Gain) loss on sale or disposal of assets (1)	(3,396)	16	(197)
Income (loss) allocated to minority interest (1)	621	(46)	1,068
FFO	$4,236	$6,001	$8,993

(1) Including amounts for discontinued operations

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

Off-Balance Sheet Arrangements

          We have no significant off-balance sheet arrangements as of December 31, 2008.

Subsequent Events

          On January 16, 2009, we acquired a 41,396 square foot garden style mixed use property in Buffalo Grove, Illinois for approximately $9.4 million. The property, Spoerlein Commons, is a two story complex of retail, medical, and professional office tenants. James C. Mastandrea, our Chairman, President and Chief Executive Officer, is the controlling limited partner of in Midwest Development Venture IV, the seller of Spoerlein Commons, and had an ownership interest in the property and is entitled to a portion of the proceeds from the sale of the property to the Operating Partnership. Because of Mr. Mastandrea’s relationship with the seller, a special committee of the independent members of the Board of Trustees including Donald F. Keating, Jack L. Mahaffey, and Chris A. Minton determined the terms of the transaction, which included the use of an independent appraiser to value the property. For more details regarding this transaction, (See Note 11 to the consolidated financial statements).

          On February 3, 2009 we, operating through our subsidiary, Whitestone Centers LLC, executed four promissory notes (the “Sun Life Promissory Notes II”) totaling $9.9 million payable to Sun Life Assurance Company of Canada with an applicable interest rate of 6.63% per annum and a maturity date of March 1, 2014. The Sun Life Promissory Notes II are non-recourse loans secured by the Whitestone Centers LLC’s properties, and a limited guarantee by us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our debt facilities that have floating interest rates. As of December 31, 2008, we had $33.3 million of indebtedness outstanding under facilities with floating interest rates. The impact of a 1% increase in interest rates on our debt would result in an increase in interest expense and a decrease in income before minority interests of approximately $0.3 million annually.

Item 8. Financial Statements and Supplementary Data.

          The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          In connection with the preparation of this Form 10-K, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2008, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

          There have been no changes during the Company’s quarter ended December 31, 2008, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Trust Managers, Executive Officers and Corporate Governance.

          The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2009 annual meeting.

Item 11. Executive Compensation.

          The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2009 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

          The following table provides information regarding our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans[1]

Equity compensation plans approved by security holders	—	—	2,063,885

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,063,885

(1)
Pursuant to our 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”), the maximum aggregate number of common shares that may be issued under the Plan will be increased upon each issuance of common shares by the Company (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of common shares of the Company and units of the Operating Partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company).

          The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the proxy statement for our 2009 annual meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2009 annual meeting.

Item 14. Principal Accountant Fees and Services.

          The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the proxy statement for our 2009 annual meeting.

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

WHITESTONE REIT

Dated: March 16, 2009	By:	/s/ James C. Mastandrea
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

March 16, 2009	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 16, 2009	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 16, 2009	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

March 16, 2009	/s/ Daniel G. DeVos
Daniel G. DeVos, Trustee

March 16, 2009	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 16, 2009	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 16, 2009	/s/ Chris A. Minton
Chris A. Minton, Trustee

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Whitestone REIT

          We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
March 16, 2009

Whitestone REIT and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007
ASSETS

Property	$180,397	$163,923
Accumulated depreciation	(29,550)	(25,855)
Net operating real estate assets	150,847	138,068
Properties under development, including land	—	8,392
Properties - discontinued operations	—	7,932
Total real estate assets	150,847	154,392

Cash and cash equivalents	12,989	10,811
Escrows and acquisition deposits	4,076	486
Accrued rent and accounts receivable, net of allowance for doubtful accounts	4,880	5,386
Unamortized lease commissions and loan costs	4,338	2,839
Prepaid expenses and other assets	815	881
Other assets - discontinued operations	—	349

TOTAL ASSETS	$177,945	$175,144

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable	$100,003	$83,461
Accounts payable and accrued expenses	7,422	6,560
Tenants’ security deposits	1,629	1,598
Dividends and distributions payable	1,719	2,371
Other liabilities - discontinued operations	—	272

Total liabilities	110,773	94,262

Commitments and Contingencies	—	—

Minority interests of unit holders in Operating Partnership:
4,739,886 and 5,808,337 units at December 31, 2008 and 2007, respectively	21,281	28,039

Shareholders’ equity
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2008 and 2007	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 9,707,307 and 10,001,269 issued and outstanding at December 31, 2008 and 2007, respectively	10	10
Additional paid-in capital	69,188	72,273
Accumulated deficit	(23,307)	(19,210)
Accumulated other comprehensive loss	—	(230)

Total shareholders’ equity	45,891	52,843

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,945	$175,144

See notes to consolidated financial statements.

Whitestone REIT and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Property revenues
Rental income	$24,999	$23,769	$23,521
Tenants’ reimbursements and other property revenue	6,202	5,605	4,857
Total property revenues	31,201	29,374	28,378

Property expenses
Property operation and maintenance	9,220	8,607	7,673
Real estate taxes	3,973	3,629	3,765
Total property expenses	13,193	12,236	11,438

Other expenses (income)
General and administrative	6,708	6,721	2,299
Property management and other asset management fees to an affliliate	—	—	1,482
Depreciation & amortization	6,859	6,048	6,181
Interest expense	5,857	5,402	5,296
Interest income	(182)	(577)	(386)
Total other expenses (income)	19,242	17,594	14,872

Income (loss) from continuing operations before loss on disposal of assets, minority interest, change in fair value of derivative instrument and income taxes	(1,234)	(456)	2,068

Provision for income taxes	(219)	(217)	—
Gain (loss) on sale or disposal of assets	(223)	(9)	197
Change in fair value of derivative instrument	—	(30)	30
Loss (income) allocated to minority interest	627	268	(855)
Income (loss) from continuing operations	(1,049)	(444)	1,440

Income (loss) from discontinued operations	(188)	589	554
Gain on sale of property from discontinued operations	3,619	—	—
Income allocated to minority interest from discontinued operations	(1,248)	(222)	(213)
Net income (loss)	$1,134	$(77)	$1,781

Earnings per share - basic and diluted
Income (loss) from continuing operations	$(0.11)	$(0.04)	$0.15
Income from discontinued operations	0.23	0.03	0.03
Net income (loss)	$0.12	$(0.01)	$0.18

Dividends declared per common share	$0.53	$0.60	$0.63
Weighted average number of common shares outstanding	9,830	9,999	9,652

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$1,134	$(77)	$1,781
Other comprehensive income (loss) Unrealized income (loss) on cash flow hedging activities	230	(230)	—
Comprehensive income (loss)	$1,364	$(307)	$1,781

See notes to consolidated financial statements.

Whitestone REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands except per share data)

				Accumulated Deficit	Accumulated Other Comprehensive (Loss) / Income	Total
			Additional Paid-in Capital
	Common Shares
	Shares	Amount

Balance, December 31, 2005	8,914	$9	$62,560	$(8,841)	$—	$53,728

Issuance of common stock for cash, net of offering costs	960	1	8,501	—	—	8,502

Issuance of shares under dividend reinvestment plan at $9.50 per share	100	—	951	—	—	951

Net income	—	—	—	1,781	—	1,781

Dividends	—	—	—	(6,048)	—	(6,048)

Balance, December 31, 2006	9,974	$10	$72,012	$(13,108)	$—	$58,914

Issuance of shares under dividend reinvestment plan at $9.50 per share	27	—	261	—	—	261

Net loss	—	—	—	(77)	—	(77)

Unrealized loss on change in fair value of cash flow hedges	—	—	—	—	(230)	(230)

Dividends	—	—	—	(6,025)	—	(6,025)

Balance, December 31, 2007	10,001	$10	$72,273	$(19,210)	$(230)	$52,843

Repurchase of common stock at $8.43 per share	(294)	—	(2,479)	—	—	(2,479)

Reclassification of dividend reinvestment plan shares with recission rights to to liabilities @ $9.50 per share	—	—	(606)	—	—	(606)

Net income	—	—	—	1,134	—	1,134

Unrealized loss on change in fair value of cash flow hedges	—	—	—	—	230	230

Dividends	—	—	—	(5,231)	—	(5,231)

Balance, December 31, 2008	9,707	$10	$69,188	$(23,307)	$—	$45,891

See notes to consolidated financial statements.

Whitestone REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
		(Revised)	(Revised)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,049)	$(444)	$1,440
Net income from discontinued operations	2,183	367	341
	1,134	(77)	1,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,859	6,048	6,181
Minority interests in Operating Partnership	(627)	(268)	855
(Gain) loss on sale or disposal of assets	223	9	(197)
Bad debt expense	731	440	337
Change in fair value of derivative instrument	—	30	(30)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(3,590)	(104)	4,956
Receivables	(225)	(1,292)	(1,196)
Due from affiliates	—	—	2,933
Deferred costs	(813)	(1,210)	(925)
Prepaid expenses and other assets	417	205	22
Accounts payable and accrued expenses	655	115	1,537
Tenants’ security deposits	31	201	10
Net cash provided by operating activities	2,612	3,730	15,923
Net cash provided by operating activities of discontinued operations	8	901	812
Cash flows from investing activities:
Additions to real estate	(5,153)	(10,205)	(1,833)
Proceeds from sale of real estate	—	265	1,065
Proceeds from legal settlement	—	—	288
Repayment of note receivable	—	604	25

Net cash used in investing activities	(5,153)	(9,336)	(455)
Net cash used in investing activities of discontinued operations	(8)	(29)	(111)
Cash flows from financing activities:
Dividends paid	(5,578)	(6,022)	(6,078)
Distributions paid to OP unit holders	(3,094)	(3,485)	(3,753)
Proceeds from issuance of common shares	—	261	9,453
Decrease in stock offering proceeds escrowed	—	—	(1,560)
Proceeds from notes payable	95,053	22,392	35,281
Repayments of notes payable	(78,990)	(5,752)	(41,943)
Payments of loan origination costs	(2,672)	(147)	(120)

Net cash provided by (used in) financing activities	4,719	7,247	(8,720)
Net increase in cash and cash equivalents	2,178	2,513	7,449
Cash and cash equivalents at beginning of period	10,811	8,298	849
Cash and cash equivalents at end of period	$12,989	$10,811	$8,298
Supplemental disclosure of cash flow information
Disposal of fully depreciated real estate	$698	$1,844	$570
Cash paid for interest	5,189	5,344	4,981
Financed insurance premiums	476	458	491
Disposal of real estate in settlement of lawsuit	7,844	—	—

See notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), formerly known as Hartman REIT Operating Partnership L.P., which was formed on December 31, 1998 as a Delaware limited partnership. Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of December 31, 2008, 2007 and 2006 we owned and operated 35, 37, and 36 retail, warehouse and office properties in and around Houston, Dallas, San Antonio and Phoenix.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Consolidation

          We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of December 31, 2008, 2007 and 2006, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Minority interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income or loss is allocated to minority interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into common shares on a one for one basis (“OP Units”) changes the ownership interests of both the minority interests and Whitestone.

          Basis of Accounting

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

          Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps and the estimates supporting our impairment analysis for the carrying values of our real estate assets. Actual results could differ from those estimates.

          Reclassifications

          We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income or shareholders’ equity.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

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

          Cash and Cash Equivalents

          We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2008 and 2007 consist of demand deposits at commercial banks and money market funds.

          Real Estate

          Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense. During the year ended December 31, 2008, interest in the amount of $0.4 million was capitalized on properties under development. Approximately $0.1 million was capitalized for the year ended December 31, 2007 and no interest was capitalized for the year ended December 31, 2006.

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

          Impairment. We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2008.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

          Accrued Rent and Accounts Receivable

          Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2008 and 2007, we had an allowance for uncollectible accounts of $1.5 million and $0.9 million respectively. During 2008, 2007 and 2006, we recorded bad debt expense in the amount of $0.7 million, $0.4 million and $0.3 million respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operation and maintenance expense in the consolidated statements of operations.

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

          Income Taxes

          Federal - We elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 1999. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. We believe that we are organized and operate in such a manner as to qualify to be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

          State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes,” applies to the Texas Margin Tax. We have recorded a margin tax provision of $0.2 million for the Texas Margin Tax for each of the years ended December 31, 2008 and 2007.

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

          We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require for items appropriately classified as cash flow hedges that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

the hedged items that are considered ineffective. The derivative instruments are reported at fair value as other assets or other liabilities as applicable. As of December 31, 2008 we did not have any interest rate swaps. As of December 31, 2007, we have a $70 million dollar interest rate swap which was designated as a cash flow hedge. The fair value of this interest rate swap as of December 31, 2007 was approximately ($0.4) million and is included in accounts payable and accrued expenses in the consolidated balance sheets. Additionally for a previous interest rate swap which was not designated as a cash flow hedge, approximately ($0.03) million and $0.03 million are included in other expense and other income on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

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

          Comprehensive Loss

          We follow SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components. In October 2007 we entered into an interest rate swap which was designated as a cash flow hedge. The fair value of this cash flow hedge was $0 and ($0.4) million at December 31, 2008 and 2007, respectively. This amount has been recorded as an increase to minority interest and other comprehensive income in 2008 and a reduction to minority interest and to other comprehensive loss in 2007. This swap matured in October 2008.

          New Accounting Pronouncements

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

          In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66 (“EITF 07-6”). EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity (“SFAS No. 141(R)”). SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) could have a material effect on our accounting for future property acquisitions.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements. Management believes that these statements will not have a material impact on the Company’s consolidated results of operations or cash flows. However, management is currently evaluating whether the adoption of SFAS 160 could have a material impact on the consolidated balance sheets and statements of shareholders’ equity.

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

3. DERIVATIVES AND HEDGING

          On September 28, 2007, we entered into an interest rate swap transaction which was designated as a cash flow hedge. The effective date of the swap transaction is October 1, 2007, has a total notional amount of $70 million, and fixed the swap rate at 4.77% plus the LIBOR margin (see Note 8) through October 1, 2008. The purpose of this swap is to mitigate the risk of future fluctuations in interest rates on our variable rate debt. We have determined that this swap is highly effective in offsetting future variable interest cash flows on variable rate debt.

          As of December 31, 2008 and 2007, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $0 million and $0.2 million, respectively. During 2008, the balance in other comprehensive loss as of December 31, 2007 was amortized to interest expense.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

          On September 28, 2007, in conjunction with the execution of the $70 million interest rate swap transaction, we terminated an interest rate swap transaction that was initiated on March 16, 2006. This swap transaction had a total notional amount of $30 million, was at a fixed rate of 5.09% plus the LIBOR margin (see Note 8) and was set to mature on March 11, 2008. As a result of this termination ($0.03) million is included in other income in our consolidated statements of operations for the year ended December 31, 2007.

4. REAL ESTATE

          During 2006, we sold Northwest Place II, a 27,974 square foot office/warehouse building located in Houston, Texas, for a sales price of $1.2 million. A gain of $0.2 million was generated from this sale, which is reflected in our consolidated financial statements for the year ended December 31, 2006. It was determined that “discontinued operations” classification was not required due to the immateriality of this property to our overall results.

          During 2007, we sold a 2.4 acre parcel of vacant land adjacent to our South Shaver retail property located in Houston, Texas for a sales price of $0.3 million. A gain of $0.1 million was generated from this sale, which is reflected in our consolidated financial statements for the three and nine months ended September 30, 2007

          During 2007, we acquired from an unrelated party, one office building under development. The property was acquired for cash in the amount of approximately $8.2 million plus closing costs. We expect to have invested approximately $10.0 million in the building which will contain approximately 33,400 square feet of gross leaseable area.

          During 2008, we transferred two properties known as Garden Oaks and Northeast Square to Allen R. Hartman and Hartman Management, L.P. as part of a legal settlement. See Note 11 for more information on the settlement.

          At December 31, 2008, we owned 35 commercial properties in the Houston, Dallas, San Antonio and Phoenix comprising approximately 3.0 million square feet of gross leasable area.

5. ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

          Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2008	2007

Tenant receivables	$2,733	$2,186
Accrued rent	3,644	3,196
Allowance for doubtful accounts	(1,497)	(865)
Insurance claim receivables	—	550
Other receivables	—	319

Totals	$4,880	$5,386

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

6. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

          Costs which have been deferred consist of the following (in thousands):

	December 31,
	2008	2007

Leasing commissions	$4,412	$4,512
Deferred financing costs	1,921	2,096
Total cost	6,333	6,608
Less: leasing commissions accumulated amortization	(1,842)	(1,842)
Less: deferred financing cost accumulated	(153)	(1,927)
Total cost, net of accumulated amortization	$4,338	$2,839

          A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Financing Costs	Total
2009	$710	$379	$1,089
2010	586	345	931
2011	448	345	793
2012	319	345	664
2013	194	270	464
Thereafter	313	84	397
Total	$2,570	$1,768	$4,338

7. FUTURE MINIMUM LEASE INCOME

          We lease the majority of our properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

          A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2008 is as follows (in thousands):

Years Ended December 31,
2009	$23,551
2010	20,142
2011	15,669
2012	11,809
2013	7,499
Thereafter	12,697
Total	$91,367

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

8. DEBT

          Notes payable

          Notes payable consists of the following (in thousands):

	December 31,
	2008	2007
Mortgages and other notes payable	$100,003	$9,936
Revolving loan secured by properties	—	73,525
Totals	$100,003	$83,461

          Below is a more detailed explanation of notes payable including key terms and maturities (in thousands):

	December 31,
Description	2008	2007

Revolving credit facility
$75.0 million LIBOR +2.63%, due 2008	$—	$73,525

Fixed rate notes
$10.0 million 6.04% Note, due 2014	9,782	9,899
$11.2 million 6.52% Note, due 2015	11,159	—
$21.4 million 6.53% Notes, due 2013	21,263	—
$24.5 million 6.56% Note, due 2013	24,500	—
$0.5 million 5.05% Notes, due 2009	40	37

Floating rate notes
$6.4 million LIBOR + 2.00% Note, due 2009	6,400	—
$26.9 million LIBOR + 2.60% Note, due 2013	26,859	—

	$100,003	$83,461

          Revolving Credit Facility

          On October 3, 2008, we paid in full our $75 million revolving credit facility with a consortium of banks, (the “Revolving Credit Facility”). The interest rate was based on the one month LIBOR rate plus 2.63%. The Revolving Credit Facility was secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III, L.P. (“WROP III”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to the properties comprising the borrowing base pool for the facility. As of December 31, 2007, the balance outstanding under the Revolving Credit Facility was $73.5 million, and the availability to draw was $1.5 million.

          Fixed Rate Notes

          On March 1, 2007, we, operating through our subsidiary, Whitestone REIT Operating Company IV LLC (“WROP IV”) executed a promissory note for $10.0 million payable to to MidFirst Bank with an applicable interest rate of 6.04% per annum and a maturity date of March 1, 2014.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

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

          On October 1, 2008, we, operating through our subsidiary, Whitestone Centers LLC, executed five promissory notes (the “Sun Life Promissory Notes”) totaling $21.4 million payable to Sun Life Assurance Company of Canada with an applicable interest rate of 6.53% per annum and a maturity date of October 1, 2013. The Sun Life Promissory Notes are non-recourse loans secured by the Whitestone Centers LLC’s properties, and a limited guarantee by us.

          On October 1, 2008, we, operating through our subsidiary, Whitestone Offices LLC, executed a promissory note (the “Nationwide Promissory Note”) for $24.5 million payable to Nationwide Life Insurance Company with an applicable interest rate of 6.56% per annum and a maturity date of October 1, 2013. Interest only is due through October 1, 2009. The Nationwide Promissory Note is a non-recourse loan secured by Whitestone Offices LLC’s properties, and a limited guarantee by us.

          Floating Rate Notes

          On January 25, 2008, we entered into a $6.4 million term loan agreement with KeyBank. The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property that was purchased in October 2007. At December 31, 2008 and 2007, WROP III owned 17 and 35 properties, respectively, and WPN owned 1 property.

          Outstanding amounts under the note accrue interest computed at the LIBOR Rate on the basis of a 360 day year, plus 2%. Interest only is payable monthly under the loan with the total amount of principal due at maturity in July 2009. The covenants of this agreement mirror those in our $75 million revolving credit agreement which was paid in full on October 3, 2008. They are as follows:

●
We will not permit our total indebtedness to exceed 60% of the fair market value of our real estate assets at the end of any quarter. Total indebtedness is defined as all our liabilities, including this loan and all other secured and unsecured debt, including letters of credit and guarantees. Fair market value of real estate assets is defined as aggregate net operating income for the preceding four quarters, less a $0.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

●
The ratio of consolidated rolling four-quarter earnings before interest, income tax, depreciation and amortization expenses to total interest expense, including capitalized interest, shall not be less than 2.0 to 1.0.

●
The ratio of consolidated earnings before interest, income tax, depreciation and amortization expenses to total interest expense, including capitalized interest, principal amortization, capital expenditures and preferred stock dividends shall not be less than 1.5 to 1.0. Capital expenditures shall be deemed to be $0.15 per square foot per annum.

●	The ratio of secured debt to fair market value of real estate assets shall not be greater than 40%.

●
We must maintain a consolidated tangible net worth of not less than $30 million plus 75% of the value of stock and OP units issued in conjunction with an offering or with the acquisition of an asset or stock. Consolidated tangible net worth is defined as shareholders equity less intangible assets.

          In order to pay off our $75 million revolving credit facility in 2008, we entered into non-recourse mortgages secured by various properties and a limited guarantee by us. As a result of these secured mortgages, we are not in compliance with our secured debt to fair market value ratio covenant of our $6.4 million loan with KeyBank as of December 31, 2008. As this non-compliance constitutes an event of default, the lender has the right to accelerate payment. We are in discussions with KeyBank regarding an extension of this loan, which matures in July 2009, and have requested a waiver from KeyBank. As of the date of this filing, we have not received the waiver. Should we not receive a waiver we will attempt to obtain other financing or pay off the loan from cash reserves.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

          On October 3, 2008, we, operating through our subsidiary, Whitestone Industrial-Office LLC, ( “Whitestone Industrial Office”) executed a floating rate promissory note (the “Jackson Life Loan”) for $26.9 million payable to Jackson Life Insurance Company ( “Jackson Life”) with a floating interest rate of 2.63% over the one month LIBOR (the “Index”). The floating interest rate will be adjusted monthly by Jackson Life based on the Index as published on the last business day of the month. As of February 23, 2009 the floating interest rate was 3.07%. The Jackson Life Loan has a maturity date of November 1, 2013. The Jackson Life Loan is a non-recourse loan secured by Whitestone Industrial Office properties and a limited guarantee by us.

          Our loans are subject to customary financial covenants. As of December 31, 2008, we are in compliance with all loan covenants other than the Pima Norte non compliance described above.

          Annual maturities of notes payable as of December 31, 2008 are due during the following years (in thousands):

Year

2009	$8,027
2010	2,014
2011	2,121
2012	2,236
2013	66,145
2014 and thereafter	19,460
Total	$100,003

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

9. EARNINGS PER SHARE

Basic earnings per share is computed using net income to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units convertible into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share. Accordingly, excluded from the earnings per share calculation for each of the years ended December 31, 2008, 2007 and 2006 are 4,739,886, 5,808,337 and 5,808,337, respectively, of OP units as their inclusion would be anti-dilutive.

	Year Ended December 31,
	2008	2007	2006

Numerator:
Income (loss) from continuing operations	$(1,049)	$(444)	$1,440
Income from discontinued operations	2,183	367	341
Net income (loss)	$1,134	$(77)	$1,781

Denominator:
Basic and diluted weighted average shares outstanding	9,830	9,999	9,652

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.11)	$(0.04)	$0.15
Income from discontinued operations	0.23	0.03	0.03
Net income (loss)	$0.12	$(0.01)	$0.18

10. FEDERAL INCOME TAXES

          Federal income taxes are not provided because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders. Our shareholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our shareholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

          Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

          For Federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2008	2007	2006

Ordinary income (unaudited)	3.8%	15.0%	36.2%
Return of capital (unaudited)	67.6%	84.1%	59.9%
Capital gain distributions (unaudited)	28.6%	0.9%	3.9%
Total	100.0%	100.0%	100.0%

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

11. RELATED PARTY TRANSACTIONS

Spoerlein Commons Acquisition

          On January 16, 2009, Whitestone, operating through the Operating Partnership, acquired Spoerlein Commons, a mixed use-garden style complex of retail, medical, and professional office tenants located in Buffalo Grove, Illinois. The Operating Partnership acquired Spoerlein Commons pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008 (the “Agreement”) between the Operating Partnership and Bank One, Chicago, NA, as trustee under the Trust Agreement dated January 29, 1986 and known as Trust Number TWB-0454 (“Seller”). Midwest Development Venture IV, an Illinois limited partnership (“Midwest”), is the sole beneficiary of the Seller under the Trust Agreement.

          Spoerlein Commons represents an acquisition for Whitestone, and a substantial equity investment on behalf of the Seller. In exchange for Spoerlein Commons, the Operating Partnership paid Seller $5,500,000, received credit for net prorations of $275,854 and issued 703,912 Operating Partnership Units, valued at $5.15 per Unit, for a total purchase price of $9,401,000.

          Midwest, the sole beneficiary of the Seller, is entitled to all earnings and proceeds from the sale of Spoerlein Commons. James C. Mastandrea, our Chairman, President and Chief Executive Officer, is the controlling limited partner in Midwest and as such, had an ownership interest in Spoerlein Commons and is entitled to a portion of the proceeds from the sale of Spoerlein Commons to the Operating Partnership. Because of Mr. Mastandrea’s relationship with the Seller, a special committee of the independent members of the Board of Trustees including Donald F. Keating, Jack L. Mahaffey, and Chris A. Minton determined the terms of the transaction, which included the use of an independent appraiser to value Spoerlein Commons.

          No brokerage commission was paid by the Company for this acquisition, and in relation to Mr. Mastandrea’s investment, there was no front end load, meaning that 100% of the amount paid is working for the benefit of Whitestone’s shareholders.

          In connection with the closing of Spoerlein Commons and the investment on behalf of the Seller, the Operating Partnership issued 703,912 Operating Partnership Units to Midwest for its contribution of Spoerlein Commons to the Operating Partnership. The Operating Partnership Units were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The issuance was not effected using any form of general advertising or general solicitation and the issuance was made to a qualified investor.

          The Operating Partnership Units are convertible on a one-for-one basis into Common Shares of the Company at any time after July 1, 2009 in accordance with the terms of the Operating Partnership’s Limited Partnership Agreement, as amended (the “Limited Partnership Agreement”). The Seller will not be entitled to any dividends or distributions with respect to the Units prior to June 30, 2009.

          In the event James C. Mastandrea is not re-elected as a trustee of Whitestone at the 2009 Annual Meeting of Shareholders and appointed Chairman, President and Chief Executive Officer for any reason, the Operating Partnership would be obligated to repurchase the Operating Partnership Units or any Common Shares issued upon conversion of the Units (as the case may be), in cash for $5.15 for each Operating Partnership Unit or Common Share issued to Midwest in connection with the sale of Spoerlein Commons discussed above.

Settlement between Whitestone REIT and Allen R. Hartman and Hartman Management, L.P.

          On May 30, 2008, Whitestone together with Allen R. Hartman and Hartman Management, L.P. (“Hartman”), issued a press release announcing that Whitestone and Hartman had settled their ongoing dispute and agreed to sever their relationship. Whitestone and Hartman entered into a settlement agreement and mutual release bringing resolution to two law suits between the parties. Both suits, one of which was pending in Federal Court in Houston and the other suit pending in Harris County District Court, were filed in the fall of 2006.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

          The settlement agreement provided for, among other things:

●	The transfer of two properties known as Garden Oaks and Northeast Square from Whitestone to Hartman. The properties had a net book value of approximately $7.8 million as May 30, 2008.

●	The transfer of 293,961.54 common shares of Whitestone and 1,068,451.271 Operating Partnership Units from Hartman to Whitestone.

●
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

The mutual release provided for, among other things:

●	The dismissal, with prejudice, of Hartman by Whitestone, and Whitestone by Hartman.

●
The release of Hartman, Hartman Income REIT, Whitestone, Whitestone REIT Operating Partnership, L.P., James C. Mastandrea, John J. Dee, Paragon and its Trustees, and the law firm of Bass Berry & Sims PLC including John A. Good who is a partner with that law firm.

●
The retraction of the Preliminary Proxy Statement of Hartman filed on November 29, 2006, the Definitive Additional Materials filed by Hartman on December 1, 2006, and the Non-Management Revised Preliminary Proxy Soliciting Materials filed by Hartman on February 1, 2007.

Whitestone recorded a gain on this transaction of approximately $3.6 million in the second quarter of 2008.

12. SHAREHOLDERS’ EQUITY

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

          At December 31, 2008 and December 31, 2007, Mr. Hartman owned 0.0% and 2.9%, respectively, of our outstanding shares. At December 31, 2008 and December 31, 2007, our Board collectively owned 1.6% and 2.6% of our outstanding shares, respectively.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

          Operating Partnership Units

          Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2008, we owned a 66.4% interest in the Operating Partnership.

          Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into common shares at a ratio of one OP Unit for one common share. Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone. Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares. As of December 31, 2008 and December 31, 2007, there were 14,085,705 and 15,448,118 OP Units outstanding, respectively. We owned 9,345,820 and 9,639,781 OP Units as of December 31, 2008 and December 31, 2007, respectively. The balance of the OP Units is owned by third parties, including certain trustees. Our weighted-average share ownership in the Operating Partnership was approximately 64.62%, 62.40% and 61.53% for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and December 31, 2007, Mr. Hartman owned 0.0% and 6.9%, respectively, of the Operating Partnership’s outstanding units. At December 31, 2008 and December 31, 2007, our Board collectively owned 0.6% and 0.4% of the Operating Partnership’s outstanding units, respectively.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

Dividends and distributions

The following tables summarize the cash dividends/distributions paid to holders of common shares and holders of OP Units (after giving effect to the recapitalization) during the years ended December 31, 2008 and 2007 and the quarter ended March 31, 2009.

Whitestone Shareholders
Dividend	Date Dividend	Total Amount
per Common Share	Paid	Paid (in thousands)

$0.1500	Qtr ended 03/31/07	$1,522
0.1500	Qtr ended 06/30/07	1,500
0.1500	Qtr ended 09/30/07	1,500
0.1500	Qtr ended 12/31/07	1,500
0.1500	Qtr ended 03/31/08	1,500
0.1500	Qtr ended 06/30/08	1,529
0.1500	Qtr ended 09/30/08	1,456
0.1125	Qtr ended 12/31/08	1,093
0.1125	Qtr ended 03/31/09	1,154

OP Unit Holders Including Minority Unit Holders
Distribution	Date Distribution	Total Amount
per OP Unit	Paid	Paid (in thousands)

$0.1500	Qtr ended 03/31/07	$2,317
0.1500	Qtr ended 06/30/07	2,317
0.1500	Qtr ended 09/30/07	2,317
0.1500	Qtr ended 12/31/07	2,317
0.1500	Qtr ended 03/31/08	2,317
0.1500	Qtr ended 06/30/08	2,423
0.1500	Qtr ended 09/30/08	2,113
0.1125	Qtr ended 12/31/08	1,585
0.1125	Qtr ended 03/31/09	1,646

13. INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). The Plan provides that awards may be made with respect to common shares of Whitestone or units in the Operating Partnership, which may be converted into common shares of Whitestone. The Plan authorizes awards in respect of an aggregate of 2,063,885 common shares. The maximum aggregate number of common shares that may be issued under the Plan will be increased upon each issuance of common shares by Whitestone (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of common shares of Whitestone and units of the Operating Partnership issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

The Compensation Committee of Whitestone’s Board of Trustees administers the Plan, except with respect to awards to non-employee trustees, for which the Plan is administered by Whitestone’s Board of Trustees. The Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards. No single participant may receive options or stock appreciation rights in any calendar year that, taken together, relate to more than 500,000 common shares, subject to adjustment in certain circumstances. As of December 31, 2008, no awards have been issued under the Plan.

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

14. COMMITMENTS AND CONTINGENCIES

We are a participant in various other legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations, or cash flows.

15. SEGMENT INFORMATION

Our management historically has not differentiated by property types and therefore does not present segment information.

16. SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Revenues from continuing operations	$7,756	$7,750	$7,643	$8,052
Income (loss) from continuing operations	(191)	(529)	(173)	(156)
Income from discontinued operations	122	2,061	—	—
Net income (loss)	(69)	1,532	(173)	(156)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.02)	$(0.05)	$(0.02)	$(0.02)
Income from discontinued operations	0.02	0.21	—	—
Net income (loss)	$—	$0.16	$(0.02)	$(0.02)

2007
Revenues from continuing operations	$7,123	$7,183	$7,382	$7,686
Income (loss) from continuing operations	(262)	37	98	(317)
Income from discontinued operations	124	96	74	73
Net income (loss)	(138)	133	172	(244)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.02)	$—	$0.01	$(0.03)
Income from discontinued operations	0.01	0.01	0.01	—
Net income (loss)	$(0.01)	$0.01	$0.02	$(0.03)

WHITESTONE REIT AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008

17. SUBSEQUENT EVENTS

On January 6, 2009, the Compensation Committee of the Board of Trustees of Whitestone, pursuant to Whitestone’s 2008 Long-Term Equity Incentive Ownership Plan, approved the form of award agreements to be used to grant performance based restricted share and unit awards to certain employees and executive officers of Whitestone and the form of award agreement for restricted share awards to be granted to trustees of Whitestone (See Note 13).

On January 16, 2009, Whitestone, operating through the Operating Partnership acquired Spoerlein Commons, a mixed use-garden style complex of retail, medical, and professional office tenants located in Buffalo Grove, Illinois (See Note 11).

On February 1, 2009, Daniel G. DeVos and Daryl J. Carter joined the Board of Trustees of Whitestone. Whitestone’s Board of Trustees elected Mr. DeVos and Mr. Carter on December 18, 2008. On February 26, 2009, Whitestone’s Board of Trustees appointed Mr. DeVos to the Nominating and Corporate Governance Committee and Mr. Carter to the Audit Committee.

On February 3, 2009, Whitestone, operating through its subsidiary, Whitestone Centers LLC, executed four promissory notes (the “Sun Life Promissory Notes II”) totaling $9.9 million payable to Sun Life Assurance Company of Canada with an applicable interest rate of 6.63% per annum and a maturity date of March 1, 2014. The Sun Life Promissory Notes II are non-recourse loans secured by the Whitestone Centers LLC’s properties, and a limited guarantee by Whitestone.

Whitestone REIT and Subsidiary

Schedule II - Valuation and Qualifying Accounts

	(in thousands)
	Balance at		Deductions	Balance at
	Beginning	Charged	from	End of
Description	of Period	to Income	Reserves	Period

Allowance for doubtful accounts:
Year ended December 31, 2008	$865	$731	$(99)	$1,497
Year ended December 31, 2007	586	440	(161)	865
Year ended December 31, 2006	445	337	(196)	586

Whitestone REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

	Initial Cost (in thousands)		Costs Capitalized Subsequent to Acquisition (in thousands)		Gross Amount at which Carried at End of Period (in thousands)(1) (2)
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Retail Properties:
Bellnot Square	$1,154	$4,638	$257	$—	$1,154	$4,895	$6,049
Bissonnet Beltway	415	1,947	250	—	415	2,197	2,612
Centre South	481	1,596	344	—	481	1,940	2,421
Greens Road	354	1,284	117	—	354	1,401	1,755
Holly Knight	320	1,293	152	—	320	1,445	1,765
Kempwood Plaza	733	1,798	889	—	733	2,687	3,420
Lion Square	1,546	4,289	808	—	1,546	5,097	6,643
Providence	918	3,675	577	—	918	4,252	5,170
South Richey	778	2,584	308	—	778	2,892	3,670
South Shaver	184	633	(5)	—	184	628	812
SugarPark Plaza	1,781	7,125	267	—	1,781	7,392	9,173
Sunridge	276	1,186	139	—	276	1,325	1,601
Torrey Square	1,981	2,971	773	—	1,981	3,744	5,725
Town Park	850	2,911	244	—	850	3,155	4,005
Webster Point	720	1,150	154	—	720	1,304	2,024
Westchase	423	1,751	1,474	—	423	3,225	3,648
Windsor Park	2,621	10,482	363	—	2,621	10,845	13,466
	$15,535	$51,313	$7,111	$—	$15,535	$58,424	$73,959
Warehouse Properties:
Brookhill	186	788	169	$—	186	957	1,143
Corporate Park Northwest	1,534	6,306	751	—	1,534	7,057	8,591
Corporate Park West	2,555	10,267	752	—	2,555	11,019	13,574
Corporate Park Woodland	652	5,330	622	—	652	5,952	6,604
Dairy Ashford	226	1,211	109	—	226	1,320	1,546
Holly Hall	608	2,516	94	—	608	2,610	3,218
Interstate 10	208	3,700	427	—	208	4,127	4,335
Main Park	1,328	2,721	356	—	1,328	3,077	4,405
Plaza Park	902	3,294	520	—	902	3,814	4,716
West Belt Plaza	568	2,165	477	—	568	2,642	3,210
Westgate	672	2,776	228	—	672	3,004	3,676
	$9,439	$41,074	$4,505	$—	$9,439	$45,579	$55,018
Office Properties:
9101 LBJ Freeway	$1,597	$6,078	$962	$—	$1,597	$7,040	$8,637
Featherwood	368	2,591	514	—	368	3,105	3,473
Pima Norte	1,086	7,162	899	517	1,086	8,578	9,520
Royal Crest	509	1,355	121	—	509	1,476	1,985
Uptown Tower	1,621	15,551	1,616	—	1,621	17,167	18,788
Woodlake Plaza	1,107	4,426	785	—	1,107	5,211	6,318
Zeta Building	636	1,819	244	—	636	2,063	2,699
	$6,924	$38,982	$5,141	$517	$6,924	$44,640	$51,420

Grand Totals	$31,898	$131,369	$16,757	$517	$31,898	$148,643	$180,397

Whitestone REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

(Continued)

Property Name	Accumulated Depreciation (in thousands)	Date of Construction	Date Acquired	Depreciation Life
Retail Properties:
Bellnot Square	$879		1/1/2002	5-39 years
Bissonnet Beltway	834		1/1/1999	5-39 years
Centre South	619		1/1/2000	5-39 years
Greens Road	508		1/1/1999	5-39 years
Holly Knight	512		8/1/2000	5-39 years
Kempwood Plaza	1,100		2/2/1999	5-39 years
Lion Square	1,215		1/1/2000	5-39 years
Providence	907		3/30/2001	5-39 years
South Richey	738		8/25/1999	5-39 years
South Shaver	195		12/17/1999	5-39 years
SugarPark Plaza	806		9/8/2004	5-39 years
Sunridge	297		1/1/2002	5-39 years
Torrey Square	1,070		1/1/2000	5-39 years
Town Park	1,076		1/1/1999	5-39 years
Webster Point	372		1/1/2000	5-39 years
Westchase	503		1/1/2002	5-39 years
Windsor Park	1,349		12/16/2003	5-39 years
	$12,980
Warehouse Properties:
Brookhill	$295		1/1/2002	5-39 years
Corporate Park Northwest	1,485		1/1/2002	5-39 years
Corporate Park West	2,321		1/1/2002	5-39 years
Corporate Park Woodland	1,830	11/1/2000		5-39 years
Dairy Ashford	403		1/1/1999	5-39 years
Holly Hall	532		1/1/2002	5-39 years
Interstate 10	1,539		1/1/1999	5-39 years
Main Park	871		1/1/1999	5-39 years
Plaza Park	995		1/1/2000	5-39 years
West Belt Plaza	910		1/1/1999	5-39 years
Westgate	610		1/1/2002	5-39 years
	$11,791
Office Properties:
9101 LBJ Freeway	$688		8/10/2005	5-39 years
Featherwood	940		1/1/2000	5-39 years
Pima Norte	90		10/4/2007	5-39 years
Royal Crest	381		1/1/2000	5-39 years
Uptown Tower	1,504		11/22/2005	5-39 years
Woodlake Plaza	623		3/14/2005	5-39 years
Zeta Building	553		1/1/2000	5-39 years
	$4,779
Grand Total	$29,550

Whitestone REIT and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2008

(Continued)

(1) Reconciliations of total real estate carrying value for the three years ended December 31 follows:

		( In thousands)
	2008	2007	2006
Balance at beginning of period	$172,315	$164,132	$164,278
Additions during the period:
Acquisitions	—	8,248	—
Improvements	9,402	1,957	1,833
	9,402	10,205	1,833
Deductions - cost of real estate sold or retired	(1,320)	(2,022)	(1,979)
Balance at close of period	$180,397	$172,315	$164,132

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $150,777

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.3	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.1
Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.2
Certificate of Formation of Hartman REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.3
Limited Liability Company Agreement of Hartman REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.4
Agreement of Limited Partnership of Hartman REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.5
Loan Agreement between Hartman REIT Operating Partnership, L.P. and Union Planter’s Bank, N.A., dated June 30, 2003 (previously filed as and incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s General Form for Registration of Securities on Form 10, filed on August 6, 2003)

10.6+
Summary Description of Whitestone REIT Trustee Compensation Arrangements (previously filed and incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

10.7	Form of Agreement and Plan of Merger and Reorganization (previously filed as and incorporated by reference to the Registrant’s Proxy Statement, filed on April 29, 2004)

10.8	Escrow Agreement (previously filed as and incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005)

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

10.9
Form of Amendment to the Agreement of Limited Partnership of Hartman REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.10
Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders), dated March 11, 2005 (previously filed as and incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.11
Form of Revolving Credit Note under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.12
Guaranty under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders), dated March 11, 2005 (previously filed as and incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.13
Form of Negative Pledge Agreement under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.14
Form of Collateral Assignment of Partnership Interests under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.15
Waiver and Amendment No. 1 between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated May 8, 2006 (previously filed and incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2006)

10.16
Amendment No. 2 between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated May 19, 2006 (previously filed and incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.17
Promissory Note between HCP REIT Operating Company IV LLC and MidFirst Bank, dated March 1, 2007 (previously filed and incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

10.18
Amendment No. 3 between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated March 26, 2007 (previously filed and incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.19
Amendment No. 5 between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated October 31, 2007 (previously filed and incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

10.20
Amendment No.6 between Whitestone REIT Operating Partnership, L.P., Whitestone REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated March 11, 2008 (previously filed as and incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008)

10.21
Term Loan Agreement among Whitestone REIT Operating Partnership, L.P., Whitestone Pima Norte LLC, Whitestone REIT Operating Partnership III LP, Hartman REIT Operating Partnership III LP LTD, Whitestone REIT Operating Partnership III GP LLC and KeyBank National Association, dated January 25, 2008 (previously filed as and incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008)

10.22
Settlement Agreement between Whitestone and Hartman dated May 30, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed May 30, 2008)

10.23	Mutual Release between Whitestone and Hartman dated May 30, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed May 30, 2008)

10.24+	Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 31, 2008)

10.25
Promissory Note among Whitestone Corporate Park West, LLC and MidFirst Bank dated August 5, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 8, 2008)

10.26
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.27
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.28
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

10.29
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.30
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.31
Promissory Note among Whitestone Offices LLC and Nationwide Life Insurance Company dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.32
Extension of Revolving Credit Agreement among Whitestone REIT Operating Partnership, L.P., Whitestone REIT Operating Partnership III, L.P., and KeyBank National Association (together with other participating lenders), dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.33
Promissory Note among Whitestone Industrial-Office LLC and Jackson Life Insurance Company dated October 3, 2008 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

10.34+
Form of Restricted Common Share Award Agreement (Performance Vested) (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.35+	Form of Restricted Common Share Award Agreement (Time Vested) (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.36+	Form of Restricted Unit Award Agreement (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.37
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.38
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.39
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.40
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.	Description

14.1
Code of Business Conduct and Ethics effective May 14, 2007 (previously filed and incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannel Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.