Form 10-Q
period 2009-03-31
Whitestone REIT
filed 2009-05-15
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒  No

As of May 12, 2009, the registrant had outstanding 10,337,307 Common Shares of Beneficial Interest, $0.001 par value per share.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2009	December 31, 2008
	(unaudited)	(revised)
ASSETS
Real estate assets, at cost:
Property	$190,757	$180,397
Accumulated depreciation	(30,411)	(29,550)
Total real estate assets	160,346	150,847

Cash and cash equivalents	14,782	12,989
Escrows and acquisition deposits	1,818	4,076
Accrued rent and accounts receivable, net of allowance for doubtful accounts	5,026	4,880
Unamortized lease commissions and loan costs	4,400	4,338
Prepaid expenses and other assets	1,298	815
Total assets	$187,670	$177,945
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$109,994	$100,003
Accounts payable and accrued expenses	5,010	7,422
Tenants’ security deposits	1,662	1,629
Dividends and distributions payable	1,696	1,719
Total liabilities	118,362	110,773

Commitments and contingencies:

Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 10,337,307 and 9,707,307 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	69,372	69,188
Accumulated deficit	(24,436)	(23,307)
Total Whitestone REIT shareholders’ equity	44,946	45,891
Noncontrolling interest in subsidiary	24,362	21,281
Total equity	69,308	67,172
Total liabilities and equity	$187,670	$177,945

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31,
(in thousands, except per share data)	2009	2008
		(revised)
Property Revenues
Rental revenues	$6,505	$6,228
Tenants’ reimbursements and other property revenues	1,539	1,529
Total property revenues	8,044	7,757

Property expenses
Property operation and maintenance	2,378	2,129
Real estate taxes	1,049	1,008
Total property expenses	3,427	3,137

Other expenses (income)
General and administrative	1,429	1,963
Depreciation and amortization	1,708	1,556
Interest expense	1,428	1,402
Interest income	(11)	(85)
Total other expenses	4,554	4,836

Income (loss) from continuing operations before loss on disposal of assets and income taxes	63	(216)

Provision for income taxes	(54)	(54)
Loss on disposal of assets	(41)	(31)

Loss from continuing operations	(32)	(301)

Income from discontinued operations	—	190

Net loss	(32)	(111)

Less: Net loss attributable to noncontrolling interests	(11)	(42)

Net loss attributable to Whitestone REIT	$(21)	$(69)

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31,
(in thousands, except per share data)	2009	2008
		(revised)
Earnings per share - basic
Loss from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$(0.00)	$(0.03)
Income from discontinued operations attributable to Whitestone REIT	—	0.02
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.00)	$(0.01)

Earnings per share - diluted
Loss from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$(0.00)	$(0.03)
Income from discontinued operations attributable to Whitestone REIT	—	0.02
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic	9,707	10,001
Diluted	9,707	10,001

Dividends declared per common share	$0.1125	$0.1500

Condensed Consolidated Statements of Comprehensive Loss:

Net loss	$(32)	$(111)
Other comprehensive loss
Unrealized loss on cash flow hedging activities	—	(593)
Comprehensive loss	(32)	(704)

Comprehensive loss attributable to noncontrolling interests	(11)	(265)

Comprehensive loss attributable to Whitestone REIT	$(21)	$(439)

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital			Total Shareholders’ Equity
	Common Shares			Accumulated Deficit			Noncontrolling Interests		Total Equity
	Shares	Amount					Units	Dollars
Balance, December 31, 2008 (revised)	9,707	$10	$69,188	$(23,307)	$—	$45,891	4,740	$21,281	$67,172

OP units issued at $5.15 per unit in connection with property acquisition	—	—	—	—	—	—	704	3,625	3,625

Stock-based compensation	630	—	184	—	—	184	—	—	184

Dividends and distributions	—	—	—	(1,108)	—	(1,108)	—	(533)	(1,641)

Net loss	—	—	—	(21)	—	(21)	—	(11)	(32)

Balance, March 31, 2009 (unaudited)	10,337	$10	$69,372	$(24,436)	$—	$44,946	5,444	$24,362	$69,308

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
(in thousands)	2009	2008
		(revised)
Cash flows from operating activities:
Net loss from continuing operations	$(21)	$(259)
Net income from discontinued operations	—	190
Net loss	(21)	(69)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,708	1,556
Net loss attributable to noncontrolling interest	(11)	(42)
Loss on sale or disposal of assets	41	31
Bad debt expense	218	191
Share-based compensation	241	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,404	334
Accrued rent and accounts receivable	(364)	221
Unamortized lease commissions and loan costs	(88)	(267)
Prepaid expenses and other assets	(55)	(415)
Accounts payable and accrued expenses	(2,838)	(2,479)
Tenants’ security deposits	33	35
Net cash provided by (used in) operating activities	1,268	(1,094)
Net cash provided by operating activities of discontinued operations	—	140

Cash flows from investing activities:
Acquisitions of real estate	(5,619)	—
Additions to real estate	(1,249)	(1,122)
Net cash used in investing activities	(6,868)	(1,122)
Net cash used in investing activities of discontinued operations	—	(8)

Cash flows from financing activities:
Dividends paid on common shares	(1,156)	(1,500)
Distributions paid to OP unit holders	(531)	(871)
Proceeds from notes payable	9,791	11,404
Repayments of notes payable	(423)	(6,333)
Payments of loan origination costs	(288)	(916)
Net cash provided by financing activities	7,393	1,784

Net increase (decrease) in cash and cash equivalents	1,793	(300)
Cash and cash equivalents at beginning of period	12,989	10,811
Cash and cash equivalents at end of period	$14,782	$10,511

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,200	$1,445
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$456	$571
Financed insurance premiums	$579	$391
Acquisition of real estate asset in exchange for OP Units	$3,625	$—

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The use of the words “we,” “us,” “our” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1. Interim Financial Statements

          The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2008 are derived from our audited consolidated financial statements at that date. The unaudited financial statements at March 31, 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q, except for the adoptions in the first quarter of 2009 of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”); Financial Accounting Standards Board (“FASB”) Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”); SFAS No. 141(R), “Business Combinations”(“SFAS No. 141(R)”), which is applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the condensed consolidated financial statement on a recurring basis. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

          The impact of SFAS No. 160 is discussed in more detail in Note 2, Summary of Significant Accounting Policies. The impact of FSP EITF No. 03-6-1, is discussed in more detail in Note 8, Earnings Per Share.

          The condensed consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone, and our subsidiaries as of March 31, 2009 and the results of operations for the three month period ended March 31, 2009 and 2008, the condensed consolidated statement of changes in equity for the three month period ended March 31, 2009 and cash flows for the three month period ended March 31, 2009 and 2008. All of these adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and the notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

          Business. Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose effectuating of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (the “Common Shares”). Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership. Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of March 31, 2009 and December 31, 2008, we owned and operated 36 and 35 retail, warehouse and office properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

2. Summary of Significant Accounting Policies

          Basis of Consolidation. We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2009 and December 31, 2008, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying condensed consolidated financial statements include the accounts of the Operating Partnership. All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying condensed consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year. Issuance of additional Common Shares and units of limited partnership interest in the Operating Partnership that are convertible into Common Shares on a one-for-one basis (“OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

          Basis of Accounting. Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

          Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, estimates supporting our impairment analysis for the carrying values of our real estate assets and the estimated fair value of interest rate swaps. Actual results could differ from those estimates.

          Reclassifications. We have reclassified certain prior fiscal year amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current fiscal year presentation, including changes resulting from the adoption of SFAS No. 160 on January 1, 2009, as discussed later in this Note 2. Other than the changes resulting from the implementation of SFAS No. 160, these reclassifications had no effect on net loss or equity.

          Share-Based Compensation. From time to time the Company awards nonvested Common Shares or Common Share Units to trustees, executive officers and employees which may be converted into Common Shares under the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). The vast majority of the awarded shares and units vest when certain performance conditions are met. We recognize compensation expense when achievement of the performance conditions is probable using the fair market value of the shares as of the grant date, in accordance with SFAS No. 123R, “Share-Based Payments,” as revised (“SFAS No. 123R”). For the three months ended March 31, 2009, the Company recognized $0.2 million in share-based compensation expense. No share-based compensation expense was recognized prior to 2009 as no awards had been granted.

          Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160 which is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 160 effective January, 2009. Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, we have reported noncontrolling interests in equity on the condensed consolidated balance sheets but separate from Whitestone’s equity as prescribed by SFAS No. 160. On the consolidated statements of operations and comprehensive loss, subsidiaries are reported at the consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests. Consolidated statements of changes in equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

          See Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion on significant accounting policies.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

          Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based upon assumptions market participants would use in pricing an asset or a liability. In February 2008, FASB issued FSP 157-2, “Effective Date of FASB Statement 157” (“FSP 157-2”) which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Adoption of SFAS No. 157 on January 1, 2009 did not have a material effect on the Company.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 159 effective January 1, 2008 and elected not to measure any of our current eligible financial assets or liabilities at fair value.

          In December 2007, FASB issued SFAS No. 141(R) which replaces SFAS No. 141, “Business Combinations” which, among other things, establishes principles and requirements for how an acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of SFAS No. 141(R) on January 1, 2009 impacts our accounting for acquisitions and related transaction costs.

          In December 2007, FASB issued SFAS No. 160. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009.

          In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not have any derivative instrument or hedging activities.

          In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share, as prescribed by EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. Adoption on January 1, 2009 impacts our earnings per share (“EPS”) calculation, as specified in Note 8.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

3. Derivatives and Hedging

          On September 28, 2007, we entered into an interest rate swap transaction which we have designated as a cash flow hedge. The effective date of the swap transaction was October 1, 2007, had a total notional amount of $70 million, and fixed the swap rate at 4.77% plus the LIBOR margin through October 1, 2008. The purpose of this swap was to mitigate the risk of future fluctuations in interest rates on our variable rate debt. We determined that this swap was highly effective in offsetting future variable interest cash flows on variable rate debt. This interest rate swap matured on October 1, 2008 and was not renewed by us.

          Whitestone elected to implement SFAS No. 157 with the one-year deferral permitted by FASB Staff Position No. FAS 157-2. FSP No. 157-2, which was issued February 2008, defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

●
Level 2 – Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

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

4. Real Estate

          As of March 31, 2009, we owned 36 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.0 million square feet of total area.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

5. Accrued Rent and Accounts Receivable, net

          Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2009	December 31, 2008

Tenant receivables	$2,852	$2,733
Accrued rent	3,711	3,644
Allowance for doubtful accounts	(1,542)	(1,497)
Other receivables	5	—

Totals	$5,026	$4,880

6. Unamortized Leasing Commissions and Loan Costs

          Costs which have been deferred consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Leasing commissions	$4,400	$4,412
Deferred financing costs	2,212	1,921
Total cost	6,612	6,333
Less: accumulated amortization leasing commissions	(1,947)	(1,842)
Less: accumulated amortization deferred financing costs	(265)	(153)
Total cost, net of accumulated amortization	$4,400	$4,338

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

7. Debt

          Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2009	December 31, 2008

Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,749	$9,782
$11.2 million 6.52% Note, due 2015	11,139	11,159
$21.4 million 6.53% Note, due 2013	21,131	21,263
$24.5 million 6.56% Note, due 2013	24,500	24,500
$9.9 million 6.63% Note, due 2014	9,941	—
$0.5 million 5.05% Note, due 2009	448	40

Floating rate notes
$6.4 million LIBOR + 2.00% Note, due 2009	6,400	6,400
$26.9 million LIBOR + 2.60% Note, due 2013	26,686	26,859

	$109,994	$100,003

          Fixed Rate Notes. On February 3, 2009, Whitestone, operating through its subsidiary, Whitestone Centers LLC, executed four promissory notes (the “Sun Life Promissory Notes II”), totaling $9.9 million payable to Sun Life Assurance Company of Canada with an applicable interest rate of 6.63% per annum and a maturity date of March 1, 2014. The Sun Life Promissory Notes II are non-recourse loans secured by the Whitestone Centers LLC’s properties and a limited guarantee by Whitestone.

          Floating Rate Notes. On January 25, 2008, we entered into a $6.4 million term loan agreement with KeyBank. The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property purchased in October 2007. At March 31, 2009 and December 31, 2008, WROP III owned 13 and 17 properties, respectively, and WPN owned 1 property.

          Outstanding amounts under the note accrue interest computed at the LIBOR rate on the basis of a 360-day year, plus 2%. Only interest is payable monthly under the loan with the total amount of principal coming due at maturity in July 2009. The covenants of this agreement mirror those in our $75 million revolving credit agreement with KeyBank which was paid in full on October 3, 2008. The covenants are as follows:

          ●          We will not permit our total indebtedness to exceed 60% of the fair market value of our real estate assets at the end of any quarter. “Total indebtedness” is defined as all of our liabilities, including the term loan and all other secured and unsecured debt, including letters of credit and guarantees. “Fair market value of real estate assets” is defined as aggregate net operating income for the preceding four quarters, less a $0.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

          ●          The ratio of secured debt to fair market value of real estate assets shall not be greater than 40%.

          ●          We must maintain a consolidated tangible net worth of not less than $30 million plus 75% of the value of stock and OP units issued in conjunction with an offering or with the acquisition of an asset or stock. Consolidated tangible net worth is defined as shareholders’ equity less intangible assets.

          In order to pay off our $75 million revolving credit facility in 2008, we entered into non-recourse mortgages secured by various properties and a limited guarantee by us. As a result of these secured mortgages, we are not in compliance with our secured debt to fair market value ratio and our total indebtedness to fair market value ratio covenants of our $6.4 million term loan with KeyBank as of March 31, 2009. As this non-compliance constitutes an event of default, the lender has the right to accelerate payment. We are in discussions with KeyBank regarding an extension of this loan, which matures in July 2009, and have requested a waiver from KeyBank. As of the date of this filing, we have not received the waiver. Should we not receive a waiver, we will attempt to obtain other financing or pay off the loan from cash reserves.

          Our loans are subject to customary financial covenants. As of March 31, 2009, we are in compliance with all loan covenants other than the non compliance described in the preceding paragraph.

          Annual maturities of notes payable as of March 31, 2009, are due as set forth below (in thousands):

Year	Principal

2009	$8,256
2010	2,276
2011	2,402
2012	2,534
2013	66,457
2014 and thereafter	28,069
Total	$109,994

8. Earnings Per Share

          Basic earnings per share for Whitestone’s common shareholders is calculated by dividing loss from continuing operations excluding amounts attributable to unvested restricted shares, income from discontinued operations, and the net loss attributable to non-controlling interests by Whitestone’s weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares, income from discontinued operations, and the net loss attributable to non-controlling interests by the weighted-average number of common shares including any unvested restricted shares.

          On January 1, 2009, Whitestone adopted FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF No. 03-6-1”), which addresses whether share-based payment transaction instruments are considered participating securities prior to vesting, and in which all unvested stock awards which contain non-forfeitable rights to dividends, whether paid or unpaid, are to be included in the number of shares outstanding in Whitestone’s basic and diluted earnings per share (“EPS”) calculations.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

          Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the quarter ended March 31, 2009, basic EPS was not impacted by the two-class method because the Company’s participating securities are not obligated to participate in net operating losses, and diluted EPS was not impacted because the inclusion of these securities would have had an anti-dilutive effect on diluted EPS. During the three months ended March 31, 2009 and 2008, 5,443,797 and 5,808,337 OP Units and 175,020 and 0 restricted common shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

          For the three months ended March 31, 2009, distributions of $64,000 were made to the holders of certain restricted share units, $57,000 of which was charged against earnings. No distributions were made on the performance restricted shares prior to 2009. See Note 14 for information related to restricted shares under the incentive share plan.

	Three Months Ended March 31,
(in thousands)	2009	2008

Numerator:
Loss from continuing operations	$(32)	$(301)
Less: Net loss attributable to noncontrolling interests	11	42
Dividends paid on unvested restricted shares	(7)	—
Undistributed earnings attributable to unvested restricted shares	—	—
Loss from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	(28)	(259)
Income from discontinued operations attributable to Whitestone REIT	—	190
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(28)	$(69)

Denominator
Weighted average number of common shares - basic	9,707	10,001
Effect of dilutive securities:
Unvested restricted shares	—	—
Weighted average number of common shares - dilutive	9,707	10,001

Basic earnings per common share:
Loss from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$(0.00)	$(0.03)
Income from discontinued operations attributable to Whitestone REIT	—	0.02
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.00)	$(0.01)

Diluted earnings per common share:
Loss from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$(0.00)	$(0.03)
Income from discontinued operations attributable to Whitestone REIT	—	0.02
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.00)	$(0.01)

9. Income Taxes

          Federal income taxes are not assessed against us because we intend to and believe we qualify as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended. Our shareholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

          Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation, share-based compensation and rental revenue.

          In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) applies to the Texas Margin Tax. We have recorded a margin tax provision of approximately $54,000 for the three months ended March 31, 2009 and 2008.

10. Equity

          Dividends and distributions. The following tables summarize the cash dividends/distributions paid to holders of Common Shares and holders of OP Units for the four quarters of 2008 and the first quarter of 2009.

Whitestone Shareholders
Dividend per Common Share	Quarter Dividend Paid	Total Amount Paid (in thousands)

$0.1500	Qtr. ended 03/31/08	$1,500
0.1500	Qtr. ended 06/30/08	1,529
0.1500	Qtr. ended 09/30/08	1,456
0.1125	Qtr. ended 12/31/08	1,093
0.1125	Qtr. ended 03/31/09	1,156

OP Unit Holders Including Noncontrolling Unit Holders
Distribution per OP Unit	Quarter Distribution Paid	Total Amount Paid (in thousands)

$0.1500	Qtr. ended 03/31/08	$2,317
0.1500	Qtr. ended 06/30/08	2,423
0.1500	Qtr. ended 09/30/08	2,113
0.1125	Qtr. ended 12/31/08	1,585
0.1125	Qtr. ended 03/31/09	1,687

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

11. Commitments and Contingencies

          We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our condensed consolidated financial statements.

           Hurricane Ike. Our 31 properties in Houston had minor to moderate harm, ranging from broken signage to uprooted landscaping; other properties had more significant issues, such as damaged roofing and exterior siding. We maintain casualty and business interruption insurance at levels that we believe are adequate. The detailed analysis of the total cost of Hurricane Ike, after the insurance deductible, to be borne by us is still being conducted.

12. Property Dispositions

          On May 30, 2008, as part of our settlement with Hartman Management L.P. and Allen R. Hartman (“Hartman”), we exchanged two retail properties, Garden Oaks, a 95,046 square foot retail property located in Houston, Texas and Northeast Square, a 40,525 square foot retail property located in Houston, Texas, for $11.4 million. The $11.4 million purchase price was paid by Hartman in the form of 293,961.54 Common Shares and 1,068,451.271 OP Units.

          The following is a summary of income (loss) from discontinued operations for the three months ended March 31, 2009 and 2008:

	Three Months ended March 31,
	2009	2008

Property Revenues
Rental revenues	$—	$275
Other revenues	—	93
Total property revenues	—	368

Property Expenses
Property opertation and maintenance	—	61
Real estate taxes	—	46
Total property expenses	—	107

Other expense
Depreciation and amortization	—	67
Total other expense	—	67

Income before loss on disposal of assets and income taxes	—	194

Loss on disposal of assets	—	(1)
Provision for income taxes	—	(3)
Income from discontinued operations	$—	$190

13. Acquisitions

          On January 16, 2009, we acquired a 41,396 square foot garden style mixed use property in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 OP Units worth $3.6 million and credit for net prorations of $0.3 million. The property, Spoerlein Commons, is a two story complex of retail, medical and professional office tenants. James C. Mastandrea, our Chairman, President and Chief Executive Officer, was the controlling limited partner of Midwest Development Venture IV, the seller of Spoerlein Commons, and had an ownership interest in the property and was entitled to a portion of the proceeds from the sale of the property to the Operating Partnership. Because of Mr. Mastandrea’s relationship with the seller, a special committee of the independent members of the Board of Trustees, including Donald F. Keating, Jack L. Mahaffey, and Chris A. Minton, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property. This purchase was accounted for using the acquisition method as prescribed under SFAS No. 141(R). The assets acquired and liabilities accrued in this transaction were recorded at their estimated fair value at the time of purchase.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

14. Incentive Share Plan

          On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). The Plan provides that awards may be made with respect to Common Shares or OP Units, which may be converted into Common Shares of Whitestone. The Plan authorizes awards in respect of an aggregate of 2,063,885 Common Shares. The maximum aggregate number of Common Shares that may be issued under the Plan will be increased upon each issuance of Common Shares by Whitestone (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of Common Shares of Whitestone and OP Units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

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

          On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of its officers restricted common share awards (the “Restricted Shares”) and restricted common share unit awards (the “Restricted Units”) subject to certain restrictions. The Restricted Shares and Restricted Units will vest based on certain performance goals (as specified in the award agreement). The grantee is the record owner of the Restricted Shares and has all rights of a shareholder with respect to the Restricted Shares, including the right to vote the Restricted Shares and to receive dividends and distributions with respect to the Restricted Shares. The grantee has no rights of a shareholder with respect to the Restricted Units, including no right to vote the Restricted Units and no right to receive current dividends and distributions with respect to the Restricted Units until the units are fully vested and convertible to Common Shares of Whitestone.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

          A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2009 is as follows:

	Shares	Weight-Average Grant Date Fair Value

Non-vested at January 1, 2009	—	$—
Granted	1,784,187	4.13
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2009	1,784,187	$4.13

          Total compensation recognized in earnings for share-based payments for the three months ended March 31, 2009 and 2008, was $0.2 and $0.0 million, respectively. As of March 31, 2009, there was $0.6 million of total unrecognized compensation cost related to outstanding nonvested shares issued under the Plan, which is expected to be recognized over a weighted-average period of nine months. The fair value of the shares granted during the three months ended March 31, 2009 was determined based on observable market transactions occurring near the date of the grants.

15. Grants to Trustees

          On March 25, 2009, each of our five independent trustees was granted 5,000 restricted common shares which vest in equal installments in 2010, 2011, and 2012. These shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Long-Term Equity Incentive Ownership Plan. The 25,000 shares had a weighted average grant date fair value of $4.94 per share, resulting in total unrecognized compensation cost of $0.1 million, which is expected to be recognized over a weighted-average period of approximately three years. The fair value of the shares granted during the three months ended March 31, 2009 was determined based on observable market transactions occurring near the date of the grants.

16. Segment Information

          Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

17. Related Party Transactions

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

          Spoerlein Commons represents an acquisition for Whitestone, and a substantial equity investment on behalf of the Seller. In exchange for Spoerlein Commons, the Operating Partnership paid the Seller $5,500,000, received credit for net prorations of $275,854 and issued 703,912 OP Units, valued at $5.15 per Unit, for a total purchase price of $9,401,000.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

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

          No brokerage commission was paid by Whitestone for this acquisition, and in relation to Mr. Mastandrea’s investment, there was no front end load, meaning that 100% of the amount paid is working for the benefit of Whitestone’s shareholders.

          In connection with the closing of Spoerlein Commons and the investment on behalf of the Seller, the Operating Partnership issued 703,912 OP Units to Midwest for its contribution of Spoerlein Commons to the Operating Partnership. The OP Units were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The issuance was not effected using any form of general advertising or general solicitation and the issuance was made to a qualified investor.

          The OP Units are convertible on a one-for-one basis into Common Shares at any time after July 1, 2009 in accordance with the terms of the Operating Partnership’s Limited Partnership Agreement, as amended (the “Limited Partnership Agreement”). The Seller will not be entitled to any dividends or distributions with respect to the OP Units prior to June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q (the “Report”). For more detailed information regarding the basis of presentation for the following information, you should read the notes to the condensed consolidated financial statements included in this Report.

          This Report contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or foregone opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REIT; 

●	construction costs that may exceed estimates or construction delays; 

●	increases in interest rates; 

●	availability of credit equity or significant disruption in the credit or equity markets;

●	litigation risks; 

●	lease-up risks; 

●	inability to obtain new tenants upon the expiration of existing leases;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the Securities and Exchange Commission (the “SEC”).

          Executive Overview

          We are a self-administered real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties. Our investments include retail, office and warehouse properties located in the Houston, Dallas, San Antonio, Chicago and Phoenix metropolitan areas. Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership,” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership. Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of March 31, 2009, we owned and operated 36 commercial properties consisting of:

●	Seventeen retail properties containing approximately 1.1 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $61.3 million.

●	Eight office properties containing approximately 0.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $55.9 million.

●	Eleven office/warehouse properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $43.2 million.

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

          As of March 31, 2009, we had 702 total tenants. We have a diversified tenant base with our largest tenant comprising only 2.7% of our total revenues for the three months ended March 31, 2009. Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants. Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

          We employ 55 full-time employees as of March 31, 2009. As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead.

          We believe that one of the key measures of our performance is property occupancy. Occupancy for the total portfolio was 82% at March 31, 2009, compared to 86% at March 31, 2008. We executed 63 new and renewal leases during the three months ended March 31, 2009, totaling approximately 180,000 square feet and $8.5 million in total lease value.

          In the fourth quarter of 2006, our Board approved our five-year business plan. The key elements of the plan are as follows:

●	Maximize value in current properties through operational focus and redevelopment;

●	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas;

●	Dispose of non-core properties and reinvest the capital in redevelopment of existing properties or acquisition of core properties in high potential markets;

●	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures; and

●	Bring liquidity to our stock by listing on a national stock exchange.

          A summary of our progress on the execution of this five year plan is described in the following sections on redevelopment, acquisitions and dispositions.

          Redevelopment

          We completed the redevelopment of the Westchase Plaza Retail and Office Center located in Houston, Texas during the three months ended March 31, 2009. The total redevelopment of this center cost approximately $1.7 million, and it added approximately 6,600 square feet of leasable office space.

          Acquisitions

          On January 16, 2009, we acquired a 41,396 square foot garden style mixed use property in Buffalo Grove, Illinois for approximately $9.4 million. The property, Spoerlein Commons, is a two story complex of retail, medical and professional office tenants. James C. Mastandrea, our Chairman, President and Chief Executive Officer, was the controlling limited partner of Midwest Development Venture IV, the seller of Spoerlein Commons, and had an ownership interest in the property and was entitled to a portion of the proceeds from the sale of the property to the Operating Partnership. Because of Mr. Mastandrea’s relationship with the seller, a special committee of the independent members of the Board of Trustees, including Donald F. Keating, Jack L. Mahaffey, and Chris A. Minton, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

          Dispositions (discontinued operations)

          On May 30, 2008, as part of our settlement with Hartman Management L.P. and Allen R. Hartman (“Hartman”), we exchanged two retail properties, Garden Oaks, a 95,046 square foot retail property located in Houston, Texas and Northeast Square, a 40,525 square foot retail property located in Houston, Texas, for $11.4 million. The $11.4 million purchase price was paid by Hartman in the form of 293,961.54 Whitestone Common Shares (the “Common Shares”) and 1,068,451.271 units of ownership interest in Whitestone REIT Operating Partnership, L.P (the “OP Units”).

           Critical Accounting Policies

          In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our Form 10-K, as amended, for the year ended December 31, 2008, under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to these policies during the first three months of 2009 except for the adoptions in the first quarter of 2009 of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”); Financial Accounting Standards Board (“FASB”) Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”); SFAS 141(R), “Business Combinations”, which is applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements.

Results of Operations

          Comparison of the Three Month Periods Ended March 31, 2009 and 2008

          The following tables provide a general comparison of our results of operations for the three months ended March 31, 2009 and 2008 (in thousands, except for aggregate gross leasable area):

	March 31, 2009	March 31, 2008
Number of properties owned and operated	36	37
Aggregate gross leasable area (sq. ft.)	3,039,300	3,093,063
Ending occupancy rate	82%	86%

Total property revenues	$8,044	$7,757
Total property expenses	3,427	3,137
Total other expenses	4,554	4,836
Provision for income taxes	54	54
Loss on disposal of assets	41	31
Loss from continuing operations	(32)	(301)
Income from discontinued operations	—	190
Net loss	(32)	(111)
Less: Net loss attributable to noncontrolling interests	(11)	(42)
Net loss attributable to Whitestone REIT	$(21)	$(69)

Funds from operations (1)	$1,556	$1,372
Dividends and distributions paid on common shares and OP Units	1,687	2,371
Per common share and OP unit	$0.11	$0.15
Dividends paid as a % of funds from operations	108%	173%

(1) For a reconciliation of funds from operations to net income, see Funds From Operations below.

          Property revenues. Substantially all of our revenue is derived from rents received from the use of our properties. We had rental income and tenant reimbursements of approximately $8.0 million for the three months ended March 31, 2009 as compared to $7.8 million for the three months ended March 31, 2008, an increase of $0.2 million, or 3%. The increase is primarily attributable to increased rent per square foot, offset by decreased occupancy.

          Property expenses. Our total property expenses were $3.4 million for the three months ended March 31, 2009, as compared to $3.1 million for the three months ended March 31, 2008, an increase of $0.3 million, or 10%. The primary components of operating expense are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2009	2008

Real estate taxes	$1,049	$1,008
Utilities	618	686
Contract services	543	524
Repairs and maintenance	263	291
Bad debt	218	191
Repairs related to Hurricane Ike	241	—
Labor and other	495	437
Total property expenses	$3,427	$3,137

          The increase in property expenses is primarily attributed to ongoing repairs related to Hurricane Ike. During the three months ended March 31, 2009, we expensed $241,000 in Hurricane Ike-related repairs, as compared to $0 during the three months ended March 31, 2008. We maintain casualty and business interruption insurance at levels that we believe are adequate. The detailed analysis of the total cost of Hurricane Ike, after the insurance deductible, to be borne by us is still being conducted.

          Other expense. Our other expenses were $4.6 million for the three months ended March 31, 2009, as compared to $4.8 million for the three months ended March 31, 2008, a decrease of $0.2 million, or 4%. The primary components of other expense, net are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2009	2008

General and administrative	$1,429	$1,963
Depreciation and amortization	1,708	1,556
Interest expense	1,428	1,402
Interest income	(11)	(85)
Total other expenses	$4,554	$4,836

          General and administrative. The decrease of $0.5 million in general and administrative expense is primarily due to decreased legal fees as a result of the settlement of the litigation with Mr. Hartman and Hartman Management, L.P. in May 2008. Legal fees were $64,000 for the three months ended March 31, 2009, as compared to $663,000 for the same period in 2008. General and administrative expense includes $241,000 and $0 in share-based compensation for the three months ended March 31, 2009 and 2008, respectively. The share-based compensation is tied to performance measures, and we expect quarterly share-based compensation expense to remain at current levels for the rest of 2009.

          Depreciation and amortization. Depreciation and amortization increased $152,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Two acquired properties (Pima Norte and Spoerlein Commons) were added subsequent to March 31, 2008 and have added additional depreciation expense.

          Interest expense, net. Interest expense for the three months ended March 31, 2009 was $1,428,000, an increase of $26,000 over the same period in 2008. An increase in the average outstanding note payable balance of $19.0 million accounted for approximately $310,000 in increased interest expense during 2009, while a lower effective interest rate of 1.1% per annum (excluding amortized loan fees) accounted for approximately $284,000 in decreased interest expense during 2009. The decrease in interest income of approximately $74,000 is primarily due to lower interest rates of return on our deposits.

          Discontinued Operations. Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square. The two properties were transferred to Mr. Hartman and Hartman Management, L.P. as part of a legal settlement on May 30, 2008. Below is a recap of income from discontinued operations (in thousands):

	Three Months ended March 31,
	2009	2008
Property Revenues
Rental revenues	$—	$275
Other revenues	—	93
Total property revenues	—	368
Property Expenses
Property opertation and maintenance	—	61
Real estate taxes	—	46
Total property expenses	—	107
Other expense
Depreciation and amortization	—	67
Total other expense	—	67
Income before loss on disposal of assets and income taxes	—	194
Loss on disposal of assets	—	(1)
Provision for income taxes	—	(3)
Income from discontinued operations	$—	$190

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

          Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

          FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

          Below is the calculation of FFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2009	2008

Net income (loss) attributable to Whitestone REIT	$(21)	$(69)
Depreciation and amortization of real estate assets (1)	1,547	1,452
Loss on sale of assets (1)	41	31
Net loss attributable to noncontrolling interests	(11)	(42)
FFO	$1,556	$1,372

(1) Including amounts for discontinued operations

          Liquidity and Capital Resources

          Overview

          Our primary liquidity demands are distributions to the holders of our Common Shares and holders of OP Units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

          Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Common Shares, sales of OP units and sales of underperforming properties.

          Our capital structure includes recourse and non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

          During the three months ended March 31, 2009, our cash provided from operating activities was $1.3 million and our total distributions were $1.7 million. Therefore, we had distributions in excess of cash flow from operations of approximately $0.4 million.

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

          Cash and Cash Equivalents

          We had cash and cash equivalents of $14.8 million at March 31, 2009, as compared to $13.0 million on December 31, 2008. The increase of $1.8 million was primarily the result of the following:

Sources of Cash

●	Proceeds of $9.5 million from issuance of notes payable net of origination costs.

●	Cash provided from operations of $1.3 million.

Uses of Cash

●	Payment of dividends and distributions of $1.7 million to holders of Common Shares and OP Units.

●	Payment of loans of $0.4 million.

●	Additions to real estate of $6.9 million.

          We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

          Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2009	December 31, 2008

Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,749	$9,782
$11.2 million 6.52% Note, due 2015	11,139	11,159
$21.4 million 6.53% Note, due 2013	21,131	21,263
$24.5 million 6.56% Note, due 2013	24,500	24,500
$9.9 million 6.63% Note, due 2014	9,941	—
$0.5 million 5.05% Note, due 2009	448	40

Floating rate notes
$6.4 million LIBOR + 2.00% Note, due 2009	6,400	6,400
$26.9 million LIBOR + 2.60% Note, due 2013	26,686	26,859

	$109,994	$100,003

          Fixed Rate Notes. On February 3, 2009, Whitestone, operating through its subsidiary, Whitestone Centers LLC, executed four promissory notes (the “Sun Life Promissory Notes II”), totaling $9.9 million payable to Sun Life Assurance Company of Canada with an applicable interest rate of 6.63% per annum and a maturity date of March 1, 2014. The Sun Life Promissory Notes II are non-recourse loans secured by the Whitestone Centers LLC’s properties and a limited guarantee by Whitestone.

          Floating Rate Notes. On January 25, 2008, we entered into a $6.4 million term loan agreement with KeyBank. The term loan is secured by a pledge of the partnership interests in WROP III, and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property purchased in October 2007. At March 31, 2009 and December 31, 2008, WROP III owned 13 and 17 properties, respectively, and WPN owned 1 property.

          Outstanding amounts under the note accrue interest computed at LIBOR on the basis of a 360-day year, plus 2%. Only interest is payable monthly under the loan with the total amount of principal coming due at maturity in July 2009. The covenants of this agreement mirror those in our $75 million revolving credit agreement with KeyBank which was paid in full on October 3, 2008. The covenants are as follows:

● We will not permit our total indebtedness to exceed 60% of the fair market value of our real estate assets at the end of any quarter. “Total indebtedness” is defined as all of our liabilities, including the term loan and all other secured and unsecured debt, including letters of credit and guarantees. “Fair market value of real estate assets” is defined as aggregate net operating income for the preceding four quarters, less a $0.15 per square foot per annum capital expenditure reserve, divided by a 9.25% capitalization rate.

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

● We must maintain a consolidated tangible net worth of not less than $30 million plus 75% of the value of stock and OP units issued in conjunction with an offering or with the acquisition of an asset or stock. Consolidated tangible net worth is defined as shareholders’ equity less intangible assets.

          In order to pay off our $75 million revolving credit facility in 2008, we entered into non-recourse mortgages secured by various properties and a limited guarantee by us. As a result of these secured mortgages, we are not in compliance with our secured debt to fair market value ratio and our total indebtedness to fair market value ratio covenants of our $6.4 million term loan with KeyBank as of March 31, 2009. As this non-compliance constitutes an event of default, the lender has the right to accelerate payment. We are in discussions with KeyBank regarding an extension of this loan, which matures in July 2009, and have requested a waiver from KeyBank. As of the date of this filing, we have not received the waiver. Should we not receive a waiver, we will attempt to obtain other financing or pay off the loan from cash reserves.

          Our loans are subject to customary financial covenants. As of March 31, 2009, we are in compliance with all loan covenants other than the non compliance described in the preceeding paragraph.

          Annual maturities of notes payable as of March 31, 2009, are due as set forth below (in thousands):

Year	Principal

2009	$8,256
2010	2,276
2011	2,402
2012	2,534
2013	66,457
2014 and thereafter	28,069
Total	$109,994

          Capital Expenditures

          We continually evaluate our properties’ performance and value. We may determine it is in our shareholders’ best interest to invest capital in properties we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to invest in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

          Distributions

          The following distributions for Common Shares and OP Units were paid or declared payable during the three months ended March 31, 2009 and the year ended December 31, 2008 (in thousands):

Period	2009 Status	2009 Amount	Per Share /OP Unit	2008 Amount	Per Share /OP Unit
January -March	Paid	$1,687	$0.1125	$2,371	$0.1500
April - June	Payable	$1,696	$0.1125	$2,507	$0.1500
July - September				$2,168	$0.1500
October - December				$1,626	$0.1125

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

          Off-Balance Sheet Arrangements

          We have no significant off-balance sheet arrangements as of March 31, 2009 and December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk. We will be exposed to changes in interest rates as a result of our financial instruments consist of loans that have floating interest rates. As of March 31, 2009, we had $33.1 million of loans with floating interest rates. All of our financial instruments were entered into for other than trading purposes. As of March 31, 2009, we did not have a fixed rate hedge in place, leaving $33.1 million subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of net income of approximately $0.3 million, respectively.

Item 4T. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).

          Changes in Internal Control Over Financial Reporting

          During the three months ended March 31, 2009, there has been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our condensed consolidated financial statements.

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

          The list of exhibits filed as part of this Quarterly Report on Form 10-Q in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whitestone REIT

Date: May 15, 2009	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Chief Executive Officer)

Date: May 15, 2009	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Chief Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1
Articles of Amendment and Restatement of Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.2		Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed on December 6, 2006)

3.3		Amended and Restated Bylaws (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2008)

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.1	+
Form of Restricted Common Share Award Agreement (Performance Vested) (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.2	+	Form of Restricted Common Share Award Agreement (Time Vested) (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.3	+	Form of Restricted Unit Award Agreement (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.4
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.5
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.6
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.7
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.8	*	Purchase, Sale and Contribution Agreement between Whitestone REIT Operating Partnership, L.P. and Bank One, Chicago, NA, as trustee for Midwest Development Venture IV dated December 18, 2008

10.9	*+	Grant Agreement for Restricted Shares between Whitestone REIT and Daryl J. Carter

10.10	*+	Grant Agreement for Restricted Shares between Whitestone REIT and Daniel G. DeVos

10.11	*+	Grant Agreement for Restricted Shares between Whitestone REIT and Donald F. Keating

10.12	*+	Grant Agreement for Restricted Shares between Whitestone REIT and Jack L. Mahaffey

10.13	*+	Grant Agreement for Restricted Shares between Whitestone REIT and Chris A. Minton

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith.

+ Denotes management contract or compensatory plan or arrangement.