Form 10-Q
period 2009-06-30
Whitestone REIT
filed 2009-08-13
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number  000-50256
WHITESTONE REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	76-0594970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2600 South Gessner, Suite 500 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

(713) 827-9595
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                           Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

As of August 13, 2009, the registrant had outstanding 10,337,307 Common Shares of Beneficial Interest, $0.001 par value per share.

PART I--FINANCIAL INFORMATION		Page
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited)and December 31, 2008 (Revised)	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2009 and 2008 (Revised)	3
	Condensed Consolidated Statement of Changes in Equity (Unaudited) for the Six Months Ended June 30, 2009 (Revised)	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008 (Revised)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4T.	Controls and Procedures	32
PART II--OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
	Signatures	35
	Exhibit Index	36

i

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share data)	2009	2008
	(unaudited)	(revised)
ASSETS
Real estate assets, at cost:
Property	$191,139	$180,397
Accumulated depreciation	(31,732)	(29,550)
Total real estate assets	159,407	150,847

Cash and cash equivalents	14,018	12,989
Escrows and acquisition deposits	3,036	4,076
Accrued rent and accounts receivable, net of allowance for doubtful accounts	5,617	4,880
Unamortized lease commissions and loan costs	4,299	4,338
Prepaid expenses and other assets	978	815
Total assets	$187,355	$177,945

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$109,409	$100,003
Accounts payable and accrued expenses	6,652	7,422
Tenants' security deposits	1,659	1,629
Dividends and distributions payable	1,775	1,719
Total liabilities	119,495	110,773

Commitments and contingencies:

Equity:
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
as of June 30, 2009 and December 31, 2008	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 10,337,307 and 9,707,307 issued and
outstanding as of June 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	69,566	69,188
Accumulated deficit	(25,490)	(23,307)
Total Whitestone REIT shareholders' equity	44,086	45,891
Noncontrolling interest in subsidiary	23,774	21,281
Total equity	67,860	67,172
Total liabilities and equity	$187,355	$177,945

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
		(revised)		(revised)
Property Revenues
Rental revenues	$6,572	$6,236	$13,077	$12,463
Tenants' reimbursements and other property revenues	1,631	1,514	3,170	3,043
Total property revenues	8,203	7,750	16,247	15,506

Property expenses
Property operation and maintenance	2,205	2,188	4,583	4,311
Real estate taxes	1,063	925	2,112	1,933
Total property expenses	3,268	3,113	6,695	6,244

Other expenses (income)
General and administrative	1,625	2,170	3,054	4,133
Depreciation and amortization	1,710	1,791	3,418	3,347
Interest expense	1,470	1,425	2,898	2,827
Interest income	(11)	(39)	(22)	(124)
Total other expenses	4,794	5,347	9,348	10,183

Income (loss) from continuing operations before loss on
disposal of assets and income taxes	141	(710)	204	(921)

Provision for income taxes	(57)	(53)	(111)	(110)
Loss on disposal of assets	(12)	(68)	(53)	(100)

Income (loss) from continuing operations	72	(831)	40	(1,131)

Loss from discontinued operations	-	(378)	-	(188)
Gain on sale of properties from discontinued operations	-	3,619	-	3,619

Net income	72	2,410	40	2,300

Less: Net income attributable to noncontrolling interests	25	878	14	837

Net income attributable to Whitestone REIT	$47	$1,532	$26	$1,463

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
		(revised)		(revised)
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.00	$(0.05)	$0.00	$(0.07)
Income from discontinued operations attributable to Whitestone REIT	0.00	0.20	0.00	0.22
Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.00	$0.15	$0.00	$0.15

Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.00	$(0.05)	$0.00	$(0.07)
Income from discontinued operations attributable to Whitestone REIT	0.00	0.20	0.00	0.22
Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.00	$0.15	$0.00	$0.15

Weighted average number of common shares outstanding:
Basic	9,707	9,903	9,707	9,952
Diluted	9,899	9,903	9,910	9,952

Dividends declared per common share	$0.1125	$0.1500	$0.2250	$0.3000

Condensed Consolidated Statements of Comprehensive Income:

Net income	$72	$2,410	$40	$2,300
Other comprehensive gain (loss)
Unrealized gain (loss) on cash flow hedging activities	0	423	0	(169)
Comprehensive income	72	2,833	40	2,131

Less: Comprehensive income attributable to noncontrolling interests	25	1,033	14	770

Comprehensive income attributable to Whitestone REIT	$47	$1,800	$26	$1,361

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling Interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2008 (revised)	9,707	$10	$69,188	$(23,307)	$-	$45,891	4,740	$21,281	$67,172

OP units issued at $5.15 per unit in connection with property acquisition	-	-	-	-	-	-	704	3,625	3,625

Share-based compensation	630	-	378	-	-	378	-	-	378

Dividends and distributions	-	-	-	(2,209)	-	(2,209)	-	(1,146)	(3,355)

Net income	-	-	-	26	-	26	-	14	40

Balance, June 30, 2009 (unaudited)	10,337	$10	$69,566	$(25,490)	$-	$44,086	5,444	$23,774	$67,860

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
(in thousands)	2009	2008
		(revised)
Cash flows from operating activities:
Net income (loss) from continuing operations	$26	$(720)
Net income from discontinued operations	-	2,183
Net income	26	1,463
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	3,418	3,347
Net income (loss) attributable to noncontrolling interest	14	(411)
Loss on sale or disposal of assets	53	100
Bad debt expense	464	222
Share-based compensation	497	-
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,185	291
Accrued rent and accounts receivable	(1,201)	320
Unamortized lease commissions and loan costs	(292)	(522)
Prepaid expenses and other assets	222	(107)
Accounts payable and accrued expenses	(1,199)	(1,303)
Tenants' security deposits	30	(17)
Net cash provided by operating activities	3,217	1,200
Net cash provided by operating activities of discontinued operations	-	8

Cash flows from investing activities:
Acquisitions of real estate	(5,619)	-
Additions to real estate	(1,683)	(3,100)
Net cash used in investing activities	(7,302)	(3,100)
Net cash used in investing activities of discontinued operations	-	(8)

Cash flows from financing activities:
Dividends paid on common shares and common share equivalents	(2,319)	(3,062)
Distributions paid to OP unit holders	(1,062)	(1,817)
Proceeds from notes payable	9,791	11,404
Repayments of notes payable	(1,008)	(6,377)
Payments of loan origination costs	(288)	(1,004)
Net cash provided by (used in) financing activities	5,114	(856)

Net increase (decrease) in cash and cash equivalents	1,029	(2,756)
Cash and cash equivalents at beginning of period	12,989	10,811
Cash and cash equivalents at end of period	$14,018	$8,055

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,668	$2,819
Cash paid for taxes	$223	$224

Non cash investing and financing activities:
Disposal of fully depreciated real estate	$504	$586
Financed insurance premiums	$478	$464
Disposal of real estate in settlement of lawsuit	$-	$7,844
Acquisition of real estate asset in exchange for OP Units	$3,625	$-

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)
The use of the words “we,” “us,” “our” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  Interim Financial Statements

 The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2008 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of June 30, 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q, except for the adoptions in the first quarter of 2009 of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”); Financial Accounting Standards Board (“FASB”) Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”); SFAS No. 141(R), “Business Combinations”(“SFAS No. 141(R)”), which is applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the condensed consolidated financial statement on a recurring basis.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The impact of SFAS No. 160 is discussed in more detail in Note 2, Summary of Significant Accounting Policies.  The impact of FSP EITF No. 03-6-1, is discussed in more detail in Note 8, Earnings Per Share.

The condensed consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone, and our subsidiaries as of June 30, 2009 and the results of operations for the three and six month periods ended June 30, 2009 and 2008, the condensed consolidated statement of changes in equity for the six month period ended June 30, 2009 and cash flows for the six month periods ended June 30, 2009 and 2008.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Business.  Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of effectuating the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (the “Common Shares”).  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2009 and December 31, 2008, we owned and operated 36 and 35 retail, warehouse and office properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  Summary of Significant Accounting Policies

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2009 and

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

December 31, 2008, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying condensed consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Noncontrolling interest in the accompanying condensed consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Common Shares and units of limited partnership interest in the Operating Partnership that are convertible into Common Shares on a one-for-one basis (the “OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, estimates supporting our impairment analysis for the carrying values of our real estate assets and the estimated fair value of interest rate swaps.  Actual results could differ from those estimates.

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

Share-Based Compensation.   From time to time the Company awards nonvested Common Shares or Common Share Units to trustees, executive officers and employees which may be converted into Common Shares under the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable using the fair market value of the shares as of the grant date, in accordance with SFAS No. 123R, “Share-Based Payments,” as revised (“SFAS No. 123R”).  For the three and six months ended June 30, 2009, the Company recognized approximately $0.3 and $0.5 million in share-based compensation expense.  No share-based compensation expense was recognized prior to 2009 as no awards had been granted.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for financial periods ending after June 15, 2009.  The Company is adhering to the requirements of SFAS 165 starting in the second

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

quarter of 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”), which changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently assess whether they must consolidate a VIE.  This new standard is effective on the first annual reporting period that begins after November 15, 2009.  We are currently assessing the potential impacts, if any, on our consolidated financial statements.

3.  Derivatives and Hedging

On September 28, 2007, we entered into an interest rate swap transaction which we designated as a cash flow hedge.  The effective date of the swap transaction was October 1, 2007, had a total notional amount of $70 million, and fixed the swap rate at 4.77% plus the LIBOR margin through October 1, 2008. The purpose of this swap was to mitigate the risk of future fluctuations in interest rates on our variable rate debt.  We determined that this swap was highly effective in offsetting future variable interest cash flows on variable rate debt.  This interest rate swap matured on October 1, 2008 and was not renewed by us.

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

All of our derivative instruments which are included in the fair value requirements fall under the Level 2 criteria.  Interest rate swaps are valued by a third-party consultant using modeling techniques that include market inputs such as interest rate yield curves.

 4.  Real Estate

As of June 30, 2009, we owned 36 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.0 million square feet of total area.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

5.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30,	December 31,
	2009	2008

Tenant receivables	$2,543	$2,733
Accrued rent	3,755	3,644
Insurance receivable	1,068	-
Allowance for doubtful accounts	(1,759)	(1,497)
Other receivables	10	-

Totals	$5,617	$4,880

During the quarter ended June 30, 2009, we settled six of our sixteen insurance claims related to damages to our properties from Hurricane Ike for $1.7 million, of which we have received $0.6 million, $0.2 million of which is held in escrow pending completion of the repairs.

We expect to settle the reimbursement amounts for the remaining ten properties during the third quarter of 2009.

6.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Leasing commissions	$4,387	$4,412
Deferred financing costs	2,224	1,921
Total cost	6,611	6,333
Less: accumulated amortization leasing commissions	(1,933)	(1,842)
Less: accumulated amortization deferred financing costs	(379)	(153)
Total cost, net of accumulated amortization	$4,299	$4,338

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

7.  Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2009	December 31, 2008

Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,715	$9,782
$11.2 million 6.52% Note, due 2015	11,107	11,159
$21.4 million 6.53% Note, due 2013	20,996	21,263
$24.5 million 6.56% Note, due 2013	24,500	24,500
$ 9.9 million 6.63% Note, due 2014	9,881	-
$ 0.5 million 5.05% Note, due 2009	306	40

Floating rate notes
$ 6.4 million LIBOR + 2.00% Note, due 2009	6,400	6,400
$26.9 million LIBOR + 2.60% Note, due 2013	26,504	26,859

	$109,409	$100,003

Floating Rate Notes.  On January 25, 2008, we entered into a $6.4 million term loan agreement with KeyBank.  The term loan was secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III, L.P. (“WROP III”), and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property purchased in October 2007.  At June 30, 2009 and December 31, 2008, WROP III owned 13 and 17 properties, respectively, and WPN owned 1 property.

This loan contains certain financial covenants, some of which we were not in compliance with as of June 30, 2009, including the secured debt to fair market value ratio covenant.  This loan was paid in full on July 25, 2009.

Our loans are subject to customary financial covenants.  As of June 30, 2009, we are in compliance with all loan covenants other than the $6.4 million term loan described above, which was paid in full on its maturity date July 25, 2009.

Annual maturities of notes payable as of June 30, 2009, are due as set forth below (in thousands):

Year	Principal

2009	$7,671
2010	2,276
2011	2,402
2012	2,534
2013	66,457
2014 and thereafter	28,069
Total	$109,409

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

8.  Earnings Per Share

Basic earnings per share for Whitestone’s common shareholders is calculated by dividing income (loss) from continuing operations excluding amounts attributable to unvested restricted shares, income from discontinued operations, and the net income (loss) attributable to non-controlling interests by Whitestone’s weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares, income from discontinued operations, and the net income (loss) attributable to non-controlling interests by the weighted-average number of common shares including any dilutive unvested restricted shares.

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

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.  For the three and six months ended June 30, 2009, basic EPS was not impacted by the two-class method because the Company’s participating securities are not obligated to participate in net operating losses, and diluted EPS was not impacted because the inclusion of these securities would have had an anti-dilutive effect on diluted EPS.  During the three months ended June 30, 2009 and 2008, 5,443,797 and 5,452,187 OP Units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.  During the six months ended June 30, 2009 and 2008, 5,443,797 and 5,630,261 OP Units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months and six months ended June 30, 2009, distributions of $71,000 and $135,000 respectively, were made to the holders of certain restricted share units, $64,000 and $121,000 of which, respectively, were charged against earnings.  No distributions were made on the performance restricted shares prior to 2009.  See Note 14 for information related to restricted shares under the long-term equity incentive share plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Numerator:
Income (loss) from continuing operations	$72	$(831)	$40	$(1,131)
Less: Net loss (income) attributable to noncontrolling interests	(25)	302	(14)	411
Dividends paid on unvested restricted shares	(7)	-	(14)	-
Undistributed earnings attributable to unvested restricted shares	-	-	-	-
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	40	(529)	12	(720)

Income from discontinued operations attributable to Whitestone REIT	-	3,241	-	3,431
Less: Net income attributable to noncontrolling interests	-	(1,180)	-	(1,248)
Income from discontinued operations attributable to Whitestone REIT	-	2,061	-	2,183

Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$40	$1,532	$12	$1,463

Denominator
Weighted average number of common shares - basic	9,707	9,903	9,707	9,952
Effect of dilutive securities:
Unvested restricted shares	192	-	203	-
Weighted average number of common shares - dilutive	9,899	9,903	9,910	9,952

Basic earnings per common share:
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$-	$(0.05)	$-	$(0.07)
Income from discontinued operations attributable to Whitestone REIT	-	0.20	-	0.22
Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$-	$0.15	$-	$0.15

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$-	$(0.05)	$-	$(0.07)
Less: Net income attributable to noncontrolling interests	-	0.20	-	0.22
Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$-	$0.15	$-	$0.15

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

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $57,000 and $111,000 for the three and six months ended June 30, 2009, respectively.  Additionally, we recorded a margin tax provision of approximately

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

$53,000 and $110,000 for the three and six months ended June 30, 2008, respectively.

10.  Equity

Dividends and distributions. The following tables summarize the cash dividends/distributions paid to holders of Common Shares and holders of OP Units for the four quarters of 2008 and the first two quarters of 2009.

Whitestone Shareholders
Dividend	Quarter Dividend	Total Amount
per Common Share	Paid	Paid (in thousands)

$ 0.1500	Qtr. ended 03/31/08	$ 1,500
0.1500	Qtr. ended 06/30/08	1,529
0.1500	Qtr. ended 09/30/08	1,456
0.1125	Qtr. ended 12/31/08	1,093
0.1125	Qtr. ended 03/31/09	1,156
0.1125	Qtr. ended 06/30/09	1,163

OP Unit Holders Including Noncontrolling Unit Holders
Distribution	Quarter Distribution	Total Amount
per OP Unit	Paid	Paid (in thousands)

$ 0.1500	Qtr. ended 03/31/08	$ 2,317
0.1500	Qtr. ended 06/30/08	2,423
0.1500	Qtr. ended 09/30/08	2,113
0.1125	Qtr. ended 12/31/08	1,585
0.1125	Qtr. ended 03/31/09	1,687
0.1125	Qtr. ended 06/30/09	1,694

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Hurricane Ike.  Our 31 properties in Houston had minor to moderate harm, ranging from broken signage to uprooted landscaping; other properties had more significant issues, such as damaged roofing and exterior siding.  We maintain casualty and business interruption insurance at levels that we believe are adequate and have determined that 16 of these properties will have an insurance claim.  During the quarter ended June 30, 2009, insurance reimbursements were determined on 6 of the 16 properties.  We expect to settle the insurance claims for the remaining 10 properties during the third quarter of 2009.

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

The following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2009 and 2008:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Property Revenues
Rental revenues	$-	$59	$-	$333
Other revenues	-	133	-	225
Total property revenues	-	192	-	558

Property Expenses
Property opertation and maintenance	-	109	-	170
Real estate taxes	-	87	-	133
Total property expenses	-	196	-	303

Other expense
General and administrative	-	221	-	221
Depreciation and amortization	-	151	-	218
Total other expense	-	372	-	439

Loss before loss on disposal of assets
and income taxes	-	(376)	-	(184)

Gain on sale of properties	-	3,619	-	3,619
Provision for income taxes	-	(2)	-	(4)

Income from discontinued operations	$-	$3,241	$-	$3,431

13.  Acquisitions

On January 16, 2009, we acquired a 41,396 square foot garden style mixed use property in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2009 is as follows:

	Shares	Weight-Average Grant Date Fair Value

Non-vested at January 1, 2009	-	$-
Granted	1,786,187	4.13
Vested	-	-
Forfeited	(9,000)	3.71
Non-vested at June 30, 2009	1,777,187	$4.13

Total compensation recognized in earnings for share-based payments for the three and six months ended June 30, 2009 was $0.3 and $0.5 million, respectively.  There was no share-based compensation expense prior to 2009.  As of June 30, 2009, there was $0.4 million of total unrecognized compensation cost related to outstanding nonvested shares issued under the Plan, which is expected to be recognized over a weighted-average period of six months.  The fair value of the shares granted during the six months ended June 30, 2009 was determined based on observable market transactions occurring near the date of the grants.

15.  Grants to Trustees

On March 25, 2009, each of our five independent trustees was granted 5,000 restricted common shares which vest in equal installments in 2010, 2011, and 2012.  These shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Long-Term Equity Incentive Ownership Plan.  The 25,000 shares had a weighted average grant date fair value of $4.94 per share, resulting in total unrecognized compensation cost of $0.1 million, which is expected to be recognized over a weighted-average period of approximately three years.  The fair value of the shares granted during the six months ended June 30, 2009 was determined based on observable market transactions occurring near the date of the grants.

16.  Segment Information

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

17.  Related Party Transactions

Spoerlein Commons Acquisition

On January 16, 2009, Whitestone, operating through the Operating Partnership, acquired Spoerlein Commons, a mixed use-garden style complex of retail, medical, and professional office tenants located in Buffalo Grove, Illinois.  The Operating Partnership acquired Spoerlein Commons pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008 (the “Agreement”) between the Operating Partnership and Bank One, Chicago, NA, as trustee under a trust agreement dated January 29, 1986 (“Seller”). Midwest Development Venture IV, an Illinois limited partnership (“Midwest”), is the sole beneficiary of the Seller under the trust agreement.

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
JUNE 30, 2009
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

No brokerage commission was paid by Whitestone for this acquisition, and in relation to Mr. Mastandrea’s investment, there was no front-end-load, meaning that 100% of the amount paid is working for the benefit of Whitestone’s shareholders.

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

The OP Units are convertible on a one-for-one basis into Common Shares at any time after July 1, 2009 in accordance with the terms of the Operating Partnership’s Limited Partnership Agreement, as amended (the “Limited Partnership Agreement”).  The Seller is not entitled to any distributions with respect to the OP Units prior to June 30, 2009.

18.  Subsequent Events

We have disclosed the following subsequent events in accordance with SFAS 165.  Subsequent events have been evaluated through August 13, 2009, the date the financial statements were filed.

On July 25, 2009, the stated maturity date, we paid the $6.4 million term loan with KeyBank.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or foregone opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	construction costs that may exceed estimates or construction delays;

•	increases in interest rates;

•	availability of credit equity or significant disruption in the credit or equity markets;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview

We are a self-administered real estate investment trust (“REIT”) engaged in owning and operating income-producing real properties.  Our investments include retail, office and warehouse properties located in the Houston, Dallas, San Antonio, Chicago and Phoenix metropolitan areas.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership,” or “WROP” or “OP”),  which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2009, we owned and operated 36 commercial properties consisting of:

•	Seventeen retail properties containing approximately 1.1 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $61.0 million.

•	Eight office properties containing approximately 0.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $55.6 million.

•	Eleven office/warehouse properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $42.8 million.

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

As of June 30, 2009, we had  694 total tenants.  We have a diversified tenant base with our largest tenant comprising only 2.7% of our total revenues for the three and six months ended June 30, 2009.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

We employ 55 full-time employees as of June 30, 2009.  As a self-managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead.

We believe that one of the key measures of our performance is property occupancy.   Occupancy for the total portfolio was 82% at June 30, 2009, compared to 85% as of June 30, 2008.  We executed 127 new and renewal leases during the six months ended June 30, 2009, totaling approximately 300,000 square feet and $11.4 million in total lease value.

In the fourth quarter of 2006, our Board approved our five-year business plan.  The key elements of the plan are as follows:

•	Maximize value in current properties through operational focus and redevelopment;

•	Grow through strategic acquisitions of commercial properties in high potential markets, including properties outside of Texas;

•	Dispose of non-core properties and reinvest the capital in redevelopment of existing properties or acquisition of core properties in high potential markets;

•	Raise capital using a combination of the private and public equity and debt markets, as well as joint ventures; and

•	Bring liquidity to our stock by listing on a national stock exchange.

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

Dispositions (discontinued operations)

On May 30, 2008, as part of our settlement with Hartman Management L.P. and Allen R. Hartman (“Hartman”), we exchanged two retail properties, Garden Oaks, a 95,046 square foot retail property located in Houston, Texas and Northeast Square, a 40,525 square foot retail property located in Houston, Texas, for $11.4 million.  The $11.4 million purchase price was paid by Hartman in the form of 293,961.54 Whitestone Common Shares (the “Common Shares”) and 1,068,451.271 units of ownership interest in our Operating Partnership (the “OP Units”).

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2008, under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the first six months of 2009 except for the adoptions in the first quarter of 2009 of  Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”); Financial Accounting Standards Board (“FASB”) Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”); SFAS 141(R), “Business Combinations,” which is applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2009 and 2008

The following tables provide a general comparison of our results of operations for the three months ended June 30, 2009 and 2008 (in thousands, except for aggregate gross leasable area):

	June 30, 2009	June 30, 2008
Number of properties owned and operated	36	35
Aggregate gross leasable area (sq. ft.)	3,039,300	2,957,492
Ending occupancy rate	82%	85%

Total property revenues	$8,203	$7,750
Total property expenses	3,268	3,113
Total other expenses	4,794	5,347
Provision for income taxes	57	53
Loss on disposal of assets	12	68
Income (loss) from continuing operations	72	(831)
Loss from discontinued operations	-	(378)
Gain on sale of properties from discontinued operations	-	3,619
Net income	72	2,410
Less: Net income attributable to noncontrolling interests	25	878
Net income attributable to Whitestone REIT	$47	$1,532

Funds from operations (1)	$1,633	$426
Dividends and distributions paid on common shares and OP Units	1,694	2,303
Per common share and OP unit	$0.1125	$0.1500
Dividends paid as a % of funds from operations	104%	541%

(1) For a reconciliation of funds from operations to net income,  see Funds From Operations below.

Property revenues.  Substantially all of our revenue is derived from rents received from the use of our properties. We had rental income and tenant reimbursements of approximately $8.2 million for the three months ended June 30, 2009 as compared to $7.8 million for the three months ended June 30, 2008, an increase of $0.4 million, or 5%.  The increase is primarily attributable to the addition of our Spoerlein Commons property during January 2009.

Property expenses.  Our total property expenses were $3.3 million for the three months ended June 30, 2009, as compared to $3.1 million for the three months ended June 30, 2008, an increase of $0.2 million, or 6%.  The primary components of operating expense are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2009	2008

Real estate taxes	$1,063	$925
Utilities	608	662
Contract services	548	536
Repairs and maintenance	383	659
Bad debt	246	31
Hurricane Ike repairs, net
of insurance reimbursements	(51)	-
Labor and other	471	300
Total property expenses	$3,268	$3,113

Increases during 2009 in real estate taxes and bad debt expense increased property expenses a total of approximately $350,000.  The increase of $138,000 in real estate taxes is the result of increased assessed values on our properties and the addition of the Spoerlein Commons property during January 2009.  Bad debt for the three months ended June 30, 2009 was $215,000 more than the same period in 2008.  The increase in bad debt is driven by slower paying tenants and abandonments.  We vigorously pursue past due accounts, but expect for collection of rents to continue to be challenging for the foreseeable future.  Hurricane Ike repairs, net of insurance reimbursements includes the known insurance reimbursements for six of the sixteen properties we filed claims on.  We expect to settle the reimbursement amounts for the remaining ten properties during the third quarter of 2009.

Other expenses.  Our other expenses were $4.8 million for the three months ended June 30, 2009, as compared to $5.3 million for the three months ended June 30, 2008, a decrease of $0.5 million, or 10%.  The primary components of other expense, net are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2009	2008

General and administrative	$1,625	$2,170
Depreciation and amortization	1,710	1,791
Interest expense	1,470	1,425
Interest income	(11)	(39)
Total other expenses	$4,794	$5,347

General and administrative. The decrease of $0.5 million in general and administrative expense is primarily due to decreased legal fees as a result of the settlement of the litigation with Mr. Hartman and Hartman Management, L.P. in May 2008, offset by share-based compensation that was incurred in 2009 but not 2008.  Legal fees were $103,000 for the three months ended June 30, 2009, as compared to $997,000 for the same period in 2008.  Share-based compensation was $256,000 and $0 for the three months ended June 30, 2009 and 2008, respectively.  The share-based compensation is tied to performance measures, and we expect quarterly share-based compensation expense to remain at current levels for the rest of 2009.

Depreciation and amortization.  Depreciation and amortization decreased $81,000 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

Interest expense, net.  Interest expense for the three months ended June 30, 2009 was $1.5 million, an increase of $45,000 over the same period in 2008.  An increase in the average outstanding note payable balance of $21.2 million accounted for approximately $341,000 in increased interest expense during 2009, while a lower effective interest rate of 1.1% per annum (excluding amortized loan fees) accounted for approximately $296,000 in decreased interest expense during 2009.  The decrease in interest income of approximately $28,000 is primarily due to lower interest rates of return on our deposits.

Discontinued Operations.  Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square.  The two properties were transferred to Mr. Hartman and Hartman Management, L.P. as part of a legal settlement on May 30, 2008.  Below is a recap of income from discontinued operations (in thousands):

	Three Months ended June 30,
	2009	2008

Property Revenues
Rental revenues	$-	$59
Other revenues	-	133
Total property revenues	-	192

Property Expenses
Property opertation and maintenance	-	109
Real estate taxes	-	87
Total property expenses	-	196

Other expense
General and administrative	-	221
Depreciation and amortization	-	151
Total other expense	-	372

Loss before loss on disposal of assets
and income taxes	-	(376)

Gain on sale of properties	-	3,619
Provision for income taxes	-	(2)

Income from discontinued operations	$-	$3,241

Comparison of the Six Month Periods Ended June 30, 2009 and 2008

The following tables provide a general comparison of our results of operations for the six months ended June 30, 2009 and 2008 (in thousands, except for aggregate gross leasable area):

	June 30, 2009	June 30, 2008
Number of properties owned and operated	36	35
Aggregate gross leasable area (sq. ft.)	3,039,300	2,957,492
Ending occupancy rate	82%	85%

Total property revenues	$16,247	$15,506
Total property expenses	6,695	6,244
Total other expenses	9,348	10,183
Provision for income taxes	111	110
Loss on disposal of assets	53	100
Income (loss) from continuing operations	40	(1,131)
Loss from discontinued operations	-	(188)
Gain on sale of properties from discontinued operations	-	3,619
Net income	40	2,300
Less: Net income attributable to noncontrolling interests	14	837
Net income attributable to Whitestone REIT	$26	$1,463

Funds from operations (1)	$3,189	$1,799
Dividends and distributions paid on common shares and OP Units	3,381	4,675
Per common share and OP unit	$0.2250	$0.3000
Dividends paid as a % of funds from operations	106%	260%

(1) For a reconciliation of funds from operations to net income,  see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $16.2 million for the six months ended June 30, 2009 as compared to $15.5 million for the six months ended June 30, 2008, an increase of $0.7 million, or 5%.  The increase is primarily attributable to the addition of our Spoerlien Commons property during January 2009.

Property expenses.  Our total property expenses were $6.7 million for the six months ended June 30, 2009, as compared to $6.2 million for the six months ended June 30, 2008, an increase of $0.5 million, or 8%.  The primary components of operating expense are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2009	2008

Real estate taxes	$2,112	$1,933
Utilities	1,226	1,357
Contract services	1,091	1,061
Repairs and maintenance	751	972
Bad debt	464	222
Hurricane Ike repairs, net
of insurance reimbursements	190	-
Labor and other	861	699
Total property expenses	$6,695	$6,244

Increases during 2009 in real estate taxes, bad debt expense and repairs attributable to Hurricane Ike increased property expenses by a total of approximately $600,000.  The increase of $179,000 in real estate taxes is the result of increased assessed values on our properties and the addition of the Spoerlein Commons property during January 2009.  Bad debt for the six months ended June 30, 2009 was $242,000 more than the same period in 2008.  The increase in bad debt is driven by slower paying tenants and abandonments.  We vigorously pursue past due accounts, but expect for collection of rents to continue to be challenging for the foreseeable future.  Hurricane Ike repairs, net of insurance reimbursements includes the known insurance reimbursements for six of the sixteen properties we filed claims on.  We expect to settle the reimbursement amounts for the remaining ten properties during the third quarter of 2009.

Other expense.  Our other expenses were $9.3 million for the six months ended June 30, 2009, as compared to $10.2 million for the six months ended June 30, 2008, a decrease of $0.9 million, or 9%.  The primary components of other expense, net are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2009	2008

General and administrative	$3,054	$4,133
Depreciation and amortization	3,418	3,347
Interest expense	2,898	2,827
Interest income	(22)	(124)
Total other expenses	$9,348	$10,183

General and administrative. The decrease of $1.1 million in general and administrative expense is primarily due to decreased legal fees as a result of the settlement of the litigation with Mr. Hartman and Hartman Management, L.P. in May 2008, offset by share-based compensation that was incurred in 2009 but not 2008.  Legal fees were $166,000 for the six months ended June 30, 2009, as compared to $1,660,000 for the same period in 2008.  Share-based compensation was $497,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization.    Depreciation and amortization increased $71,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Interest expense, net.  Interest expense for the six months ended June 30, 2009 was $2,898,000, an increase of $71,000 over the same period in 2008.  An increase in the average outstanding note payable balance of $19.6 million accounted for approximately $640,000 in increased interest expense during 2009, while a lower effective interest rate of 1.1% per annum (excluding amortized loan fees) accounted for approximately $569,000 in decreased interest expense during 2009.  The decrease in interest income of approximately $102,000 is primarily due to lower interest rates of return on our deposits.

Discontinued Operations.  Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square.  The two properties were transferred to Mr. Hartman and Hartman Management, L.P. as part of a legal settlement on May 30, 2008.  Below is a recap of income from discontinued operations (in thousands):

	Six Months ended June 30,
	2009	2008

Property Revenues
Rental revenues	$-	$333
Other revenues	-	225
Total property revenues	-	558

Property Expenses
Property opertation and maintenance	-	170
Real estate taxes	-	133
Total property expenses	-	303

Other expense
General and administrative	-	221
Depreciation and amortization	-	218
Total other expense	-	439

Loss before loss on disposal of assets
and income taxes	-	(184)

Gain on sale of properties	-	3,619
Provision for income taxes	-	(4)

Income from discontinued operations	$-	$3,431

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

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

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

Below is the calculation of FFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June, 30		Six Months Ended June, 30
	2009	2008	2009	2008

Net income attributable to Whitestone REIT	$47	$1,532	$26	$1,463
Depreciation and amortization of real estate assets (1)	1,549	1,567	3,096	3,017
Loss (gain) on sale or disposal of assets (1)	12	(3,551)	53	(3,519)
Net income attributable to noncontrolling interests	25	878	14	838
FFO	$1,633	$426	$3,189	$1,799

(1) Including amounts for discontinued operations

Liquidity and Capital Resources

Overview

Our primary liquidity demands are distributions to the holders of our Common Shares and holders of OP Units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Common Shares, sales of OP Units and sales of non-core properties.

Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties.  We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the six months ended June 30, 2009, our cash provided from operating activities was $3.2 million and our total distributions were $3.4 million.  Therefore, we had distributions in excess of cash flow from operations of approximately $0.2 million.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $14.0 million as of June 30, 2009, as compared to $13.0 million on December 31, 2008.  The increase of $1.0 million was primarily the result of the following:

Sources of Cash

•	Proceeds of $9.5 million from issuance of notes payable net of origination costs.

•	Cash provided from operations of $3.2 million.

Uses of Cash

•	Payment of dividends and distributions of $3.4 million to holders of Common Shares and OP Units.

•	Payment of loans of $1.0 million.

•	Additions to real estate of $7.3 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2009	December 31, 2008

Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,715	$9,782
$11.2 million 6.52% Note, due 2015	11,107	11,159
$21.4 million 6.53% Note, due 2013	20,996	21,263
$24.5 million 6.56% Note, due 2013	24,500	24,500
$ 9.9 million 6.63% Note, due 2014	9,881	-
$ 0.5 million 5.05% Note, due 2009	306	40

Floating rate notes
$ 6.4 million LIBOR + 2.00% Note, due 2009	6,400	6,400
$26.9 million LIBOR + 2.60% Note, due 2013	26,504	26,859

	$109,409	$100,003

Floating Rate Notes.  On January 25, 2008, we entered into a $6.4 million term loan agreement with KeyBank.  The term loan was secured by a pledge of the partnership interests in Whitestone REIT Operating Partnership III, L.P. (“WROP III”), and Whitestone Pima Norte LLC (“WPN”), a wholly owned subsidiary of the Operating Partnership that was formed to hold title to our Pima Norte property purchased in October 2007.  At June 30, 2009 and December 31, 2008, WROP III owned 13 and 17 properties, respectively, and WPN owned 1 property.

This loan contains certain financial covenants, some of which we were not in compliance with as of June 30, 2009, including the secured debt to fair market value ratio covenant.  This loan was paid in full on its maturity date July 25, 2009.

Our loans are subject to customary financial covenants.  As of June 30, 2009, we are in compliance with all loan covenants other than the $6.4 million term loan described above which was paid in full on July 25, 2009.

Annual maturities of notes payable as of June 30, 2009, are due as set forth below (in thousands):

Year	Principal

2009	$7,671
2010	2,276
2011	2,402
2012	2,534
2013	66,457
2014 and thereafter	28,069
Total	$109,409

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

Distributions

The following distributions for Common Shares and OP Units were paid or declared payable during the three months ended June 30, 2009 and the year ended December 31, 2008 (in thousands):

	2009	2009	Per Share	2008	Per Share
Period	Status	Amount	/OP Unit	Amount	/OP Unit
January -March	Paid	$1,687	$0.1125	$2,371	$0.1500
April - June	Paid	$1,694	$0.1125	$2,507	$0.1500
July - September	Payable	$1,775	$0.1125	$2,168	$0.1500
October - December				$1,626	$0.1125

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of June 30, 2009 and December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of June 30, 2009, we had $32.9 million of loans with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of June 30, 2009, we did not have a fixed rate hedge in place, leaving $32.9 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of net income of approximately $0.3 million, respectively.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on May 7, 2009, our shareholders voted on the following three matters:

1.	The re-election of James C. Mastandrea as trustee, to serve until the 2012 annual meeting of shareholders. The votes cast with respect to Mr. Mastandrea were as follows:

Votes For	Votes Withheld
4,720,943	1,407,011

2.	The re-election of Jack L. Mahaffey as trustee, to serve until the 2012 annual meeting of shareholders. The votes cast with respect to Mr. Mahaffey were as follows:

Votes For	Votes Withheld
4,666,971	1,460,983

3.	The ratification of Pannell Kerr Forster of Texas, P.C. to serve as the registered independent public accounting firm:

Votes For	Votes Against	Votes Abstain

5,605,467	315,435	207,052

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

Whitestone REIT

Date: August 13, 2009	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Chief Executive Officer)

Date: August 13, 2009	/s/ David K. Holeman
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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

*   Filed herewith.

** Furnished herewith.