Form 10-Q
period 2009-09-30
Whitestone REIT
filed 2009-11-16
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 16, 2009, the registrant had outstanding 10,337,307 Common Shares of Beneficial Interest, $0.001 par value per share.

i

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)	(revised)
ASSETS
Real estate assets, at cost:
Property	$192,005	$180,397
Accumulated depreciation	(33,083)	(29,550)
Total real estate assets	158,922	150,847

Cash and cash equivalents	6,721	12,989
Escrows and acquisition deposits	4,754	4,076
Accrued rent and accounts receivable, net of allowance for doubtful accounts	9,478	4,880
Unamortized lease commissions and loan costs	4,211	4,338
Prepaid expenses and other assets	828	815
Total assets	$184,914	$177,945

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$102,461	$100,003
Accounts payable and accrued expenses	11,769	7,422
Tenants' security deposits	1,646	1,629
Dividends and distributions payable	1,775	1,719
Total liabilities	117,651	110,773

Commitments and contingencies:

Equity:
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding
as of September 30, 2009 and December 31, 2008	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 10,337,307 and 9,707,307 issued and
outstanding as of September 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	69,753	69,188
Accumulated deficit	(25,991)	(23,307)
Total Whitestone REIT shareholders' equity	43,772	45,891
Noncontrolling interest in subsidiary	23,491	21,281
Total equity	67,263	67,172
Total liabilities and equity	$184,914	$177,945

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
		(revised)		(revised)
Property Revenues
Rental revenues	$6,881	$6,165	$20,027	$18,628
Tenants' reimbursements and other property revenues	1,603	1,478	4,704	4,521
Total property revenues	8,484	7,643	24,731	23,149

Property expenses
Property operation and maintenance	2,149	2,382	6,542	6,693
Real estate taxes	1,115	952	3,227	2,885
Total property expenses	3,264	3,334	9,769	9,578

Other expenses (income)
General and administrative	1,549	1,100	4,603	5,233
Depreciation and amortization	1,741	1,912	5,159	5,259
Involuntary conversion	(489)	14	(299)	14
Interest expense	1,437	1,508	4,335	4,335
Interest income	(8)	(30)	(30)	(154)
Total other expenses	4,230	4,504	13,768	14,687

Income (loss) from continuing operations before loss on
disposal of assets and income taxes	990	(195)	1,194	(1,116)

Provision for income taxes	(55)	(53)	(166)	(163)
Loss on disposal of assets	(5)	(37)	(58)	(137)

Income (loss) from continuing operations	930	(285)	970	(1,416)

Loss from discontinued operations	-	-	-	(188)
Gain on sale of properties from discontinued operations	-	-	-	3,619

Net income (loss)	930	(285)	970	2,015

Less: Net income (loss) attributable to noncontrolling interests	329	(112)	343	725

Net income (loss) attributable to Whitestone REIT	$601	$(173)	$627	$1,290

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
		(revised)		(revised)
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.06	$(0.02)	$0.06	$(0.09)
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.22
Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.06	$(0.02)	$0.06	$0.13

Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.06	$(0.02)	$0.06	$(0.09)
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.22
Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.06	$(0.02)	$0.06	$0.13

Weighted average number of common shares outstanding:
Basic	9,707	9,707	9,707	9,871
Diluted	9,902	9,707	9,909	9,871

Dividends declared per common share	$0.1125	$0.1125	$0.3375	$0.4125

Condensed Consolidated Statements of Comprehensive Income (Loss):

Net income (loss)	$930	$(285)	$970	$2,015
Other comprehensive gain
Unrealized gain on cash flow hedging activities	-	259	-	157
Comprehensive income (loss)	930	(26)	970	2,172

Less: Comprehensive income (loss) attributable to noncontrolling interests	329	(112)	343	725

Comprehensive income attributable to Whitestone REIT	$601	$86	$627	$1,447

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per unit data)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling Interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2008 (revised)	9,707	$10	$69,188	$(23,307)	$-	$45,891	4,740	$21,281	$67,172

OP units issued at $5.15 per unit in
connection with property acquisition	-	-	-	-	-	-	704	3,625	3,625

Share-based compensation	630	-	565	-	-	565	-	-	565

Dividends and distributions	-	-	-	(3,311)	-	(3,311)	-	(1,758)	(5,069)

Net income	-	-	-	627	-	627	-	343	970

Balance, September 30, 2009 (unaudited)	10,337	$10	$69,753	$(25,991)	$-	$43,772	5,444	$23,491	$67,263

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months ended September 30,
	2009	2008
		(revised)
Cash flows from operating activities:
Net income (loss) from continuing operations	$627	$(893)
Net income from discontinued operations	-	2,183
Net income	627	1,290
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	5,159	5,259
Net income (loss) attributable to noncontrolling interest	343	(523)
Loss on sale or disposal of assets	58	137
Bad debt expense	803	400
Share-based compensation	745	-
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(533)	-
Accrued rent and accounts receivable	(5,401)	610
Unamortized lease commissions and loan costs	(517)	(761)
Prepaid expenses and other assets	421	(24)
Accounts payable and accrued expenses	3,915	(292)
Tenants' security deposits	17	32
Net cash provided by operating activities	5,637	3,945
Net cash provided by operating activities of discontinued operations	-	8

Cash flows from investing activities:
Acquisitions of real estate	(5,619)	-
Additions to real estate	(2,590)	(4,184)
Net cash used in investing activities	(8,209)	(4,184)
Net cash used in investing activities of discontinued operations	-	(8)

Cash flows from financing activities:
Dividends paid on common shares and common share equivalents	(3,482)	(4,459)
Distributions paid to OP unit holders	(1,671)	(2,555)
Proceeds from notes payable	9,791	22,767
Repayments of notes payable	(8,046)	(17,595)
Payments of loan deposits	-	(2,308)
Payments of loan origination costs	(288)	(1,165)
Net cash used in financing activities	(3,696)	(5,315)

Net decrease in cash and cash equivalents	(6,268)	(5,554)
Cash and cash equivalents at beginning of period	12,989	10,811
Cash and cash equivalents at end of period	$6,721	$5,257

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,116	$4,333
Cash paid for taxes	$223	$224

Non cash investing and financing activities:
Disposal of fully depreciated real estate	$531	$359
Financed insurance premiums	$478	$464
Disposal of real estate in settlement of lawsuit	$-	$7,844
Acquisition of real estate asset in exchange for OP Units	$3,625	$-

See notes to Condensed Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The use of the words “we,” “us,” “our” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  Interim Financial Statements

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2008 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of September 30, 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q, except for the adoptions in the first quarter of 2009 of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which is codified in Financial Accounting Standards Board (“FASB”) ASC 810, “Consolidation” (“ASC 810”); FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”) which is codified in FASB ASC 260, “Earnings Per Share” (“ASC 260”); SFAS No. 141(R), “Business Combinations”(“SFAS No. 141(R)”) which is codified in FASB ASC 805, “Business Combinations” (“ASC 805”), which is applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which is codified in FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the condensed consolidated financial statement on a recurring basis.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

The impact of SFAS No. 160 which is codified in ASC 810 is discussed in more detail in Note 2, Summary of Significant Accounting Policies.  The impact of FSP EITF No. 03-6-1, which is codified in ASC 260, is discussed in more detail in Note 8, Earnings Per Share.

The condensed consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2009, and the results of operations for the three and nine month periods ended September 30, 2009 and 2008, the condensed consolidated statement of changes in equity for the nine month period ended September 30, 2009 and cash flows for the nine month period ended September 30, 2009 and 2008.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Business.  Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of effectuating the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (the “Common Shares”).  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2009 and December 31, 2008, Whitestone owned and operated 36 and 35 commercial properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

2.  Summary of Significant Accounting Policies

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2009 and December 31, 2008, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying condensed consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Noncontrolling interest in the accompanying condensed consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Common Shares and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, Common Shares on a one-for-one basis (the “OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, estimates supporting our impairment analysis for the carrying values of our real estate assets and the estimated fair value of interest rate swaps.  Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current fiscal year presentation, including changes resulting from the adoption of SFAS No. 160 which is codified in ASC 810 on January 1, 2009, as discussed later in this Note 2.  Other than the changes resulting from the implementation of SFAS No. 160, these reclassifications had no effect on net loss or equity.

Share-Based Compensation.   From time to time we award nonvested restricted common share awards (the “Restricted Common Shares”) or restricted common share unit awards (the “Restricted Common Share Units”) which may be converted into Common Shares, to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable using the fair market value of the shares as of the grant date, in accordance with ASC 260.  For the three and nine months ended September 30, 2009, we recognized approximately $0.2 and $0.7 million, respectively in share-based compensation expense.  No share-based compensation expense was recognized prior to 2009 as no awards had been granted.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160 which is codified in ASC 810 which is effective for fiscal years beginning on or after December 15, 2008.  We adopted SFAS No. 160 effective January 2009.  Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interests in equity on the condensed consolidated balance sheets but separate from Whitestone’s equity as prescribed by SFAS No. 160.  On the consolidated statements of operations and comprehensive income (loss), subsidiaries are reported at the

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests.  Consolidated statements of changes in equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

See Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion on significant accounting policies.

Recent Accounting Pronouncements. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which is codified in FASB ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the qualifying special-purpose entity concept in SFAS No.166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”).  SFAS No. 167  has not yet been codified and in accordance with ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), and remains authoritative guidance until such time that it is integrated in the FASB ASC.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” which is codified in ASC 105.  ASC 105 establishes SFAS No. 168 as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in SFAS No. 168 will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update SFAS No. 168; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in SFAS No. 168.  SFAS No. 168 and the codification in ASC 105 are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the requirements of ASC 105 in the third quarter of 2009.  It’s adoption will affect our financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Whitestone elected to implement SFAS No. 157 which is codified in ASC 820 with the one-year deferral permitted by FASB Staff Position No. FAS 157-2, “The Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) which is also codified in ASC 820.  FSP No. 157-2, which was issued February 2008, defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

•	Level 3 – Unobservable inputs for which there is little or no market data and which Whitestone makes its own assumptions about how market participants would price the assets and liabilities.

All of our derivative instruments which are included in the fair value requirements fall under the Level 2 criteria.  Interest rate swaps are valued by a third-party consultant using modeling techniques that include market inputs such as interest rate yield curves.

 4.  Real Estate

As of September 30, 2009, we owned 36 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.0 million square feet of total area.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

5.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, amounts due from insurance claims, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30,	December 31,
	2009	2008

Tenant receivables	$1,847	$2,733
Accrued rent	3,737	3,644
Insurance receivable	5,087	-
Allowance for doubtful accounts	(1,195)	(1,497)
Other receivables	2	-

Totals	$9,478	$4,880

During the quarter ended September 30, 2009, we completed a settlement of our insurance claims related to Hurricane Ike, which damaged 31 of our properties in September 2008, for $7.0 million, of which we have received $1.9 million, $0.9 million of which is held in lender escrows pending completion of the repairs.

6.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Leasing commissions	$4,572	$4,412
Deferred financing costs	2,224	1,921
Total cost	6,796	6,333
Less: accumulated amortization leasing commissions	(2,098)	(1,842)
Less: accumulated amortization deferred financing costs	(487)	(153)
Total cost, net of accumulated amortization	$4,211	$4,338

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

7.  Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2009	December 31, 2008

Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,681	$9,782
$11.2 million 6.52% Note, due 2015	11,075	11,159
$21.4 million 6.53% Note, due 2013	20,860	21,263
$24.5 million 6.56% Note, due 2013	24,500	24,500
$ 9.9 million 6.63% Note, due 2014	9,820	-
$ 0.5 million 5.05% Note, due 2009	208	40

Floating rate notes
$ 6.4 million LIBOR + 2.00% Note, due 2009	-	6,400
$26.9 million LIBOR + 2.60% Note, due 2013	26,317	26,859
	$102,461	$100,003

(1) The loan was paid in full on its maturity date of July 25, 2009.

Our loans are subject to customary covenants.  As of September 30, 2009, we are in compliance with all loan covenants.

Annual maturities of notes payable as of September 30, 2009 are due as set forth below (in thousands):

Year	Principal

2009	$723
2010	2,276
2011	2,402
2012	2,534
2013	66,457
2014 and thereafter	28,069
Total	$102,461

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the three months ended September 30, 2009 and 2008, 5,443,797 and 4,739,886 OP Units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.  During the nine months ended September 30, 2009 and 2008, 5,443,797 and 5,333,470 OP Units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months and nine months ended September 30, 2009, distributions of $71,000 and $206,000, respectively, were made to the holders of certain Restricted Common Shares, $64,000 and $185,000 of which, respectively, were charged against earnings.  No distributions were made on the performance Restricted Common Shares prior to 2009.  See Note 14 for information related to Restricted Common Shares under the 2008 Plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Numerator:
Income (loss) from continuing operations	$930	$(285)	$970	$(1,416)
Less: Net loss (income) attributable to noncontrolling interests	(329)	112	(343)	523
Dividends paid on unvested restricted shares	(7)	-	(20)	-
Undistributed earnings attributable to unvested restricted shares	-	-	-	-
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	594	(173)	607	(893)

Income from discontinued operations attributable to Whitestone REIT	-	-	-	3,431
Less: Net income attributable to noncontrolling interests	-	-	-	(1,248)
Income from discontinued operations attributable to Whitestone REIT	-	-	-	2,183

Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$594	$(173)	$607	$1,290

Denominator
Weighted average number of common shares - basic	9,707	9,707	9,707	9,871
Effect of dilutive securities:
Unvested restricted shares	195	-	202	-
Weighted average number of common shares - dilutive	9,902	9,707	9,909	9,871

Basic earnings per common share:
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.06	$(0.02)	$0.06	$(0.09)
Income from discontinued operations attributable to Whitestone REIT	-	-	-	0.22
Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.06	$(0.02)	$0.06	$0.13

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.06	$(0.02)	$0.06	$(0.09)
Less: Net income attributable to noncontrolling interests	-	-	-	0.22
Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.06	$(0.02)	$0.06	$0.13

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $55,000 and $166,000 for the three and nine months ended September 30, 2009, respectively.  Additionally, we recorded a margin tax provision of approximately $53,000 and $163,000 for the three and nine months ended September 30, 2008, respectively.

10.  Equity

Dividends and distributions. The following tables summarize the cash dividends/distributions paid to holders of Common Shares and holders of OP Units for the four quarters of 2008 and the first three quarters of 2009.

Whitestone Shareholders
Dividend	Quarter Dividend	Total Amount
per Common Share	Paid	Paid (in thousands)

$ 0.1500	Qtr. ended 03/31/08	$ 1,500
0.1500	Qtr. ended 06/30/08	1,529
0.1500	Qtr. ended 09/30/08	1,456
0.1125	Qtr. ended 12/31/08	1,093
0.1125	Qtr. ended 03/31/09	1,156
0.1125	Qtr. ended 06/30/09	1,163
0.1125	Qtr. ended 09/30/09	1,163

OP Unit Holders Including Noncontrolling Unit Holders
Distribution	Quarter Distribution	Total Amount
per OP Unit	Paid	Paid (in thousands)

$ 0.1500	Qtr. ended 03/31/08	$ 2,317
0.1500	Qtr. ended 06/30/08	2,423
0.1500	Qtr. ended 09/30/08	2,113
0.1125	Qtr. ended 12/31/08	1,585
0.1125	Qtr. ended 03/31/09	1,687
0.1125	Qtr. ended 06/30/09	1,694
0.1125	Qtr. ended 09/30/09	1,772

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

Hurricane Ike.  In September 2008, Hurricane Ike caused minor to moderate harm to our 31 properties in Houston, ranging from broken signage to uprooted landscaping; other properties had more

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

significant issues, such as damaged roofing and exterior siding.  We have incurred $0.8 million in hurricane-related repairs through the quarter ended September 30, 2009 and have accrued $5.4 million in additional expenses representing the estimated cost to complete the remaining repairs.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million.  The $7.0 million in insurance proceeds were allocated between loss of rents and casualty losses for $0.5 million and $6.5 million, respectively.  We expect to complete the repairs in the fourth quarter of 2009 or the first quarter of 2010.  The $0.5 million in loss of rents proceeds are included in the rental revenues of the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2009.

12.  Property Dispositions

On May 30, 2008, as part of our settlement with our former CEO and former external manager, we exchanged two retail properties, Garden Oaks, a 95,046 square foot retail property located in Houston, Texas and Northeast Square, a 40,525 square foot retail property located in Houston, Texas, for $11.4 million.  The $11.4 million purchase price was paid by our former CEO and former external manager in the form of 293,961.54 Common Shares and 1,068,451.271 OP Units.

The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Property Revenues
Rental revenues	$-	$-	$-	$333
Other revenues	-	-	-	225
Total property revenues	-	-	-	558

Property Expenses
Property opertation and maintenance	-	-	-	170
Real estate taxes	-	-	-	133
Total property expenses	-	-	-	303

Other expense
General and administrative	-	-	-	221
Depreciation and amortization	-	-	-	218
Total other expense	-	-	-	439

Loss before loss on disposal of assets
and income taxes	-	-	-	(184)

Gain on sale of properties	-	-	-	3,619
Provision for income taxes	-	-	-	(4)

Income from discontinued operations	$-	$-	$-	$3,431

13.  Acquisitions

On January 16, 2009, we, through our Operating Partnership, acquired Spoerlein Commons, a property located in Buffalo Grove, Illinois.  Our Operating Partnership acquired Spoerlein Commons pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008, between our Operating Partnership and Bank One, Chicago, NA, as trustee under the Trust Agreement dated January 29, 1986 and known as Trust Number TWB-0454 (“Seller”).  Midwest

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Development Venture IV, an Illinois limited partnership (“Midwest”), is the sole beneficiary of the Seller under the Trust Agreement.

In exchange for Spoerlein Commons, our Operating Partnership paid the Seller $5.5 million, received credit for net prorations of $0.3 million and issued 703,912 OP Units, valued at $5.15 per unit, or an aggregate of $3.6 million, for a total purchase price of $9.4 million.

Midwest, the sole beneficiary of the Seller, was entitled to all earnings and proceeds from the sale of Spoerlein Commons.  James C. Mastandrea, our Chairman, President and Chief Executive Officer, is the controlling limited partner in Midwest.  Because of Mr. Mastandrea’s relationship with the Seller, a special committee of the independent trustees determined the terms of the transaction, which included the use of an independent appraiser to value Spoerlein Commons.  This purchase was accounted for using the acquisition method as prescribed under SFAS No. 141(R) which is codified in ASC 805.  The assets acquired and liabilities accrued in this transaction were recorded at their estimated fair value at the time of purchase.

14.  Incentive Share Plan

On July 29, 2008, our shareholders approved our 2008 Plan which provides that awards may be made with respect to Common Shares or OP Units, which may be converted into Common Shares of Whitestone. The 2008 Plan authorizes awards in respect of an aggregate of 2,063,885 Common Shares. The maximum aggregate number of Common Shares that may be issued under the 2008 Plan will be increased upon each issuance of Common Shares by Whitestone (including issuances pursuant to the 2008 Plan) so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of Common Shares of Whitestone and OP Units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).
The Compensation Committee of Whitestone’s Board of Trustees administers the 2008 Plan, except with respect to awards to non-employee trustees, for which the 2008 Plan is administered by Whitestone’s Board of Trustees. The Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Committee is also authorized to grant Restricted Common Shares, Restricted Common Share Units, performance awards and other share-based awards.

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of its officers Restricted Common Share awards and Restricted Common Share Unit awards subject to certain restrictions.  The Restricted Common Shares and Restricted Common Share Units will vest based on certain performance goals (as specified in the award agreement).  The grantee is the record owner of the Restricted Common Shares and has all rights of a shareholder with respect to the Restricted Common Shares, including the right to vote the Restricted Common Shares and to receive dividends and distributions with respect to the Restricted Common Shares. The grantee has no rights of a shareholder with respect to the Restricted Common Share Units, including no right to vote the Restricted Common Share Units and no right to receive current dividends and distributions with respect to the Restricted Common Share Units until the units are fully vested and convertible to Common Shares of Whitestone.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2009 is as follows:

	Shares	Weight-Average Grant Date Fair Value

Non-vested at January 1, 2009	-	$-
Granted	1,787,187	4.13
Vested	-	-
Forfeited	(15,500)	3.71
Non-vested at September 30, 2009	1,771,687	$4.13

Total compensation recognized in earnings for share-based payments for the three and nine months ended September 30, 2009 was $0.2 and $0.7 million, respectively.  There was no share-based compensation expense prior to 2009.  As of September 30, 2009, there was $0.2 million of total unrecognized compensation cost related to outstanding nonvested shares issued under the 2008 Plan, which is expected to be recognized over a weighted-average period of three months.  The fair value of the shares granted during the nine months ended September 30, 2009 was determined based on observable market transactions occurring near the date of the grants.

15.  Grants to Trustees

On March 25, 2009, each of our five independent trustees was granted 5,000 Restricted Common Shares which vest in equal installments in 2010, 2011, and 2012.  These shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Plan.  The 25,000 shares had a weighted average grant date fair value of $4.94 per share, resulting in total unrecognized compensation cost of $0.1 million, which is expected to be recognized over a weighted-average period of approximately three years.  The fair value of the shares granted during the nine months ended September 30, 2009 was determined based on observable market transactions occurring near the date of the grants.

16.  Segment Information

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

17.  Related Party Transactions

Spoerlein Commons Acquisition

On January 16, 2009, we, through our Operating Partnership, acquired Spoerlein Commons, a property located in Buffalo Grove, Illinois.  Our Operating Partnership acquired Spoerlein Commons pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008, between our Operating Partnership and the Seller.  Midwest is the sole beneficiary of the Seller under the Trust Agreement.

In exchange for Spoerlein Commons, our Operating Partnership paid the Seller $5.5 million, received credit for net prorations of $0.3 million and issued 703,912 OP Units, valued at $5.15 per unit, or an aggregate of $3.6 million, for a total purchase price of $9.4 million.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Midwest, the sole beneficiary of the Seller, was entitled to all earnings and proceeds from the sale of Spoerlein Commons.  James C. Mastandrea, our Chairman, President and Chief Executive Officer, is the controlling limited partner in Midwest.  Because of Mr. Mastandrea’s relationship with the Seller, a special committee of the independent trustees determined the terms of the transaction, which included the use of an independent appraiser to value Spoerlein Commons.

Our OP Units were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The issuance was not effected using any form of general advertising or general solicitation, and the issuance was made to a qualified investor.

The OP Units received by Midwest are convertible on a one-for-one basis into cash or, at our option, our Common Shares at any time after July 1, 2009 in accordance with the terms of the partnership agreement.  The Seller was not entitled to any distributions with respect to the OP Units prior to June 30, 2009.

18.  Subsequent Events

We have no subsequent events to disclose in accordance with SFAS 165 which is codified in ASC 855.  Subsequent events have been evaluated through November 16, 2009, the date the financial statements were filed.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or foregone opportunity to ensure REIT status;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	construction costs that may exceed estimates or construction delays;

•	increases in interest rates;

•	our failure to obtain necessary outside financing;

•	litigation risks;

•	defaults on or non-renewal of leases by tenants;

•	government approvals, actions or initiatives, including the need for compliance with environmental requirements;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008, as previously filed with the Securities and Exchange Commission (the “SEC”).

Overview

We are a fully integrated real estate company that owns and operates commercial properties in culturally diverse markets in major metropolitan areas.  Founded in 1998, we are internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

In October 2006, our current management team joined the company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties. We define Community Centered Properties as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets.  We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

Our current portfolio is concentrated in Houston, and we intend to diversify geographically into Phoenix, Chicago, Dallas and San Antonio.  According to the United States Census Bureau’s Estimates of Population Change for Metropolitan Statistical Areas and Rankings:  July 1, 2007 to July 1, 2008, Dallas, Houston and Phoenix ranked first, second and third, respectively, in population growth out of 362 metropolitan statistical areas, and Chicago and San Antonio ranked seventh and fifteenth, respectively.  We believe the management infrastructure and capacity we have built can accommodate substantial growth in those markets.  We also believe that those cities have expanding multi-cultural neighborhoods, providing us with an excellent opportunities to execute our strategic plan in those markets.

As of September 30, 2009, we owned and operated 36 commercial properties consisting of:

•	Eighteen retail properties containing approximately 1.2 million square feet of leasablespace and having a total carrying amount (net of accumulated depreciation) of $70.4 million.

•	Eight office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $45.8 million.

•	Eleven office/flex properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $42.7 million.

We believe that over the next three years we will have opportunities to acquire quality properties at historically attractive prices.  Many of these properties will be distressed due to over-leverage, mismanagement or the lack of liquidity in the financial markets.  We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry which we believe will enable us to take advantage of these market opportunities and maintain an active acquisition pipeline.

As of September 30, 2009, we had  731 total tenants.  We have a diversified tenant base with our largest tenant comprising less than 3% of our total revenues for the three and nine months ended September 30, 2009.  Lease terms for our properties range from month to month to over 15 years.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.

As of September 30, 2009, we had 55 full-time employees.  In October 2009, we completed a corporate realignment reducing the number of full-time employees to 48.

We believe that one of the key measures of our performance is property occupancy.   Occupancy for the total portfolio was 82% at September 30, 2009, compared to 86% as of September 30, 2008.  Subsequent to September 30, 2008, we lost two large tenants at our Windsor Park property, one of which was Circuit City in an approximately 31,000 square foot space.  We executed 196 new and renewal leases during the nine months ended September 30, 2009, totaling approximately 500,000 square feet and $18.3 million in total lease value.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2008, under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the first nine months of 2009 except for the adoptions in the first quarter of 2009 of  Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which is codified in Financial Accounting Standards Board (“FASB”) FASB ASC 810, Consolidation (“ASC 810”); FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”) which is codified in FASB ASC 260, Earnings Per Share (“ASC 260”); SFAS 141(R), “Business Combinations,” which is codified in FASB ASC 805, Business Combinations (“ASC 805”), which is applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which is codified in FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for all nonfinancial assets and nonfinancial liabilities.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2009 and 2008

The following tables provide a general comparison of our results of operations for the three months ended September 30, 2009 and 2008 (in thousands, except for number of properties, aggregate gross leasable area and per share and OP Unit data):

	September 30, 2009	September 30, 2008
Number of properties owned and operated	36	35
Aggregate gross leasable area (sq. ft.)	3,039,300	2,990,892
Ending occupancy rate	82%	86%

Total property revenues	$8,484	$7,643
Total property expenses	3,264	3,334
Total other expenses	4,230	4,504
Provision for income taxes	55	53
Loss on disposal of assets	5	37
Income (loss) from continuing operations	930	(285)
Loss from discontinued operations	-	-
Gain on sale of properties from discontinued operations	-	-
Net income (loss)	930	(285)
Less: Net income (loss) attributable to noncontrolling interests	329	(112)
Net income (loss) attributable to Whitestone REIT	$601	$(173)

Funds from operations (1)	$2,527	$1,214
Dividends and distributions paid on common shares and OP Units	1,772	2,167
Per common share and OP Unit	$0.1125	$0.1500
Dividends paid as a % of funds from operations	70%	179%

(1) For a reconciliation of funds from operations to net income,  see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $8.5 million for the three months ended September 30, 2009 as compared to $7.6 million for the three months ended September 30, 2008, an increase of $0.9 million, or 12%.  The addition of our Spoerlein Commons property during January 2009 increased revenue $0.2 million, and the settlement of our loss of rents claims related to Hurricane Ike increased revenue $0.4 million.  Miscellaneous tenant charges were approximately $0.2 million more in the third quarter of 2009 than for the same period in 2008.

Property expenses.  Our total property expenses were $3.3 million for the three months ended September 30, 2009 and 2008.  The primary components of property expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2009	2008

Real estate taxes	$1,115	$952
Utilities	630	696
Contract services	499	501
Repairs and maintenance	254	525
Bad debt	339	178
Labor and other	427	482
Total property expenses	$3,264	$3,334

Real estate taxes increased approximately $163,000 or 17% during third quarter of 2009 when compared to the same period in 2008.  Our recently added properties, Spoerlein Commons and Pima Norte added approximately $61,000 to our real estate tax expenses.  The remaining $102,000 increase in real estate taxes is driven by increased property tax assessments.  Repairs and maintenance expense for the three months ended September 30, 2009 decreased from 2008 to 2009 by approximately $271,000 or 52%.  The decrease is primarily comprised of reduced spending on parking lot repairs.  Bad debt expense increased approximately $161,000 or 90% compared to the same period in 2008.  The economic slow down has negatively impacted many of our tenants, decreasing occupancy and increasing bad debt during 2009.  We vigorously pursue past due accounts, but expect for collection of rents to remain challenging unless the economic conditions improve and credit markets loosen for small business owners.

Other expenses.  Our other expenses were $4.2 million for the three months ended September 30, 2009, as compared to $4.5 million for the three months ended September 30, 2008, a decrease of approximately $0.3 million, or 7%.  The primary components of other expense, net are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2009	2008

General and administrative	$1,549	$1,100
Depreciation and amortization	1,741	1,912
Involuntary conversion	(489)	14
Interest expense	1,437	1,508
Interest income	(8)	(30)
Total other expenses	$4,230	$4,504

General and administrative. General and administrative expenses increased approximately $449,000 or 41% for the three months ended September 30, 2009 compared to the same period in 2008.  Share-based compensation expense of approximately $247,000 was recognized during the third quarter of 2009, and there was no share-based compensation during the third quarter of 2008.  An increase in full time employees from September 30, 2008 to September 30, 2009 of six also increased compensation and benefits approximately $102,000 for the three months ended September 30, 2009 over the same three months in 2008.  Three of the new employees are in-house maintenance employees who perform routine repairs to our properties, which we believe will ultimately result in lower property expenses.  In October 2009, we implemented a corporate realignment resulting in a reduction from 55 to 48 full time employees.

Depreciation and amortization.  Depreciation and amortization decreased $171,000 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.  The decrease is primarily due to reduced amortization of loan fees.

Involuntary conversion.  During the three months ended September 30, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and $0.5 million allocated to loss of rents claims.  The proceeds recognized from the casualty claim for the three and nine months ended September 30, 2009 were $4.9 million and $6.5 million, respectively.  During the three months ended September 30, 2009, the $4.9 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $4.4 million, resulting in a gain of $0.5 million.  During the three months ended September 30, 2008, $14,000 were expensed for emergency hurricane repairs.

Interest expense, net.  Interest expense for the three months ended September 30, 2009 was $1.4 million, a decrease of $0.1 million from the same period in 2008.  An increase in the average outstanding note payable balance of $17.4 million accounted for approximately $296,000 in increased interest expense during 2009, while a lower effective per annum interest rate (excluding loan fee amortization) of 5.4% in 2009 as compared to 6.8% in 2008 accounted for approximately $367,000 in decreased interest expense.  The decrease in interest income of approximately $22,000 is primarily due to lower interest rates of return on our deposits.

Comparison of the Nine Month Periods Ended September 30, 2009 and 2008

The following tables provide a general comparison of our results of operations for the nine months ended September 30, 2009 and 2008 (in thousands, except for number of properties, aggregate gross leasable area and per share and OP Unit data):

	September 30, 2009	September 30, 2008
Number of properties owned and operated	36	35
Aggregate gross leasable area (sq. ft.)	3,039,300	2,990,892
Ending occupancy rate	82%	86%

Total property revenues	$24,731	$23,149
Total property expenses	9,769	9,578
Total other expenses	13,768	14,687
Provision for income taxes	166	163
Loss on disposal of assets	58	137
Income (loss) from continuing operations	970	(1,416)
Loss from discontinued operations	-	(188)
Gain on sale of properties from discontinued operations	-	3,619
Net income	970	2,015
Less: Net income attributable to noncontrolling interests	343	725
Net income attributable to Whitestone REIT	$627	$1,290

Funds from operations (1)	$5,716	$2,947
Dividends and distributions paid on common shares and OP Units	5,153	6,841
Per common share and OP Unit	$0.3375	$0.4500
Dividends paid as a % of funds from operations	90%	232%

Property revenues.  We had rental income and tenant reimbursements of approximately $24.7 million for the nine months ended September 30, 2009 as compared to $23.1 million for the nine months ended September 30, 2008, an increase of $1.6 million, or 7%.  The addition of our Spoerlein Commons property during January 2009 increased revenue approximately $0.9 million over the same period in 2008.   The settlement of our loss of rents claims related to Hurricane Ike increased revenue $0.5 million, and charges to tenants for move out costs increased approximately $0.2 million over 2008.

Property expenses.  Our total property expenses were $9.8 million for the nine months ended September 30, 2009, as compared to $9.6 million for the nine months ended September 30, 2008, an increase of $0.2 million, or 2%.  The primary components of operating expense are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2009	2008

Real estate taxes	$3,227	$2,885
Utilities	1,856	2,053
Contract services	1,590	1,562
Repairs and maintenance	1,005	1,497
Bad debt	803	400
Labor and other	1,288	1,181
Total property expenses	$9,769	$9,578

Real estate taxes for the nine months ended September 30, 2009 increased approximately $342,000 or 12% compared to the same period in 2008.  Our recently added properties, Spoerlein Commons and Pima Norte added approximately $150,000 to our real estate tax expenses.  The remaining $192,000 increase in real estate taxes is driven by increased property tax assessments.  Repairs and maintenance expense for the nine months ended September 30, 2009 decreased from 2008 to 2009 by approximately $492,000 or 33%, primarily due to decreased parking lot and roof repairs.  Bad debt expense increased approximately $403,000 or 101% compared to the same period in 2008.  The economic slow down has negatively impacted many of our tenants, decreasing occupancy and increasing bad debt during 2009.  We vigorously pursue past due accounts, but expect for collection of rents to remain challenging unless the economic conditions improve and credit markets loosen for small business owners.

Other expense.  Our other expenses were $13.8 million for the nine months ended September 30, 2009, as compared to $14.7 million for the nine months ended September 30, 2008, a decrease of $0.9 million, or 9%.  The primary components of other expense, net are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2009	2008

General and administrative	$4,603	$5,233
Depreciation and amortization	5,159	5,259
Involuntary conversion	(299)	14
Interest expense	4,335	4,335
Interest income	(30)	(154)
Total other expenses	$13,768	$14,687

General and administrative. The decrease of $0.6 million in general and administrative expense is primarily due to decreased legal fees as a result of the settlement of the litigation with our former CEO and our former external manager in May 2008, offset by share-based compensation that was incurred in 2009 but not 2008.  Legal fees were $190,000 for the nine months ended September 30, 2009, as compared to $1,630,000 for the same period in 2008.  Share-based compensation was $745,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively, as no share-based compensation was granted in 2008.

Depreciation and amortization.    Depreciation and amortization decreased $100,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.  The decrease is due to additional depreciation from Spoerlein Commons offset by decreased amortization of loan fees.

Involuntary conversion.  During the three months ended September 30, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and $0.5 million allocated to loss of rents claims.  The proceeds recognized from the casualty claim for the three and nine months ended September 30, 2009 were $4.9 million and $6.5 million, respectively.  During the nine months ended September 30, 2009, the $6.5 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $6.2 million, resulting in a gain of $0.3 million.  During the nine months ended September 30, 2008, $14,000 were expensed for emergency hurricane repairs.

Interest expense, net.  Interest expense for the nine months ended September 30, 2009 and 2008 was $4.3 million for both periods.  An increase in the average outstanding note payable balance of $18.2 million accounted for approximately $0.6 million in increased interest expense during 2009, while a lower effective per annum interest rate (excluding loan fee amortization) of 5.5%  in 2009 as compared to 6.6%

in 2008 accounted for approximately $0.6 million in decreased interest expense during 2009.  The decrease in interest income of approximately $0.1 million is primarily due to lower interest rates of return on our deposits.

Discontinued Operations.  Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square.  The two properties were transferred to our former CEO and our former external manager as part of a legal settlement on May 30, 2008.  Below is a recap of income from discontinued operations (in thousands):

	Nine Months ended September 30,
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

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  In addition, securities analysts, investors, and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Below is the calculation of FFO and the reconciliation to net income (loss) attributable to Whitestone REIT, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September, 30		Nine Months Ended September, 30
	2009	2008	2009	2008

Net income (loss) attributable to Whitestone REIT	$601	$(173)	$627	$1,290
Depreciation and amortization of real estate assets (1)	1,592	1,462	4,688	4,414
Loss (gain) on sale or disposal of assets (1)	5	37	58	(3,482)
Net income (loss) attributable to noncontrolling interests	329	(112)	343	725
FFO	$2,527	$1,214	$5,716	$2,947

(1) Including amounts for discontinued operations

Liquidity and Capital Resources

Overview

Our primary liquidity demands are distributions to holders of our Common Shares and OP Units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Common Shares, sales of OP Units and sales of properties that do not fit our Community Centered Property strategy.

Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties.  We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the nine months ended September 30, 2009, our cash provided from operating activities was $5.6 million and our total distributions were $5.2 million.  Therefore, we had cash flow from operations in excess of distributions of approximately $0.4 million.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $6.7 million as of September 30, 2009, as compared to $13.0 million on December 31, 2008.  The decrease of $6.3 million was primarily the result of the following:

Sources of Cash

•	Proceeds of $9.5 million from issuance of notes payable net of origination costs.

•	Cash provided from operations of $5.6 million.

Uses of Cash

•	Payment of dividends and distributions of $5.2 million to holders of Common Shares and OP Units.

•	Payment of loans of $8.0 million.

•	Additions to real estate of $8.2 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2009	December 31, 2008

Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,681	$9,782
$11.2 million 6.52% Note, due 2015	11,075	11,159
$21.4 million 6.53% Note, due 2013	20,860	21,263
$24.5 million 6.56% Note, due 2013	24,500	24,500
$ 9.9 million 6.63% Note, due 2014	9,820	-
$ 0.5 million 5.05% Note, due 2009	208	40

Floating rate notes
$ 6.4 million LIBOR + 2.00% Note, due 2009	-	6,400
$26.9 million LIBOR + 2.60% Note, due 2013	26,317	26,859
	$102,461	$100,003

(1) The loan was paid in full at its maturity on July 25, 2009.

Our loans are subject to customary covenants.  As of September 30, 2009, we are in compliance with all loan covenants.

Annual maturities of notes payable as of September 30, 2009, are due as set forth below (in thousands):

Year	Principal

2009	$723
2010	2,276
2011	2,402
2012	2,534
2013	66,457
2014 and thereafter	28,069
Total	$102,461

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

Distributions

The following distributions for Common Shares and OP Units were paid or declared payable during the nine months ended September 30, 2009 and the year ended December 31, 2008 (in thousands):

	2009	2009	Per Share	2008	Per Share
Period	Status	Amount	/OP Unit	Amount	/OP Unit
January -March	Paid	$ 1,687	$ 0.1125	$ 2,371	$ 0.1500
April - June	Paid	1,694	0.1125	2,507	0.1500
July - September	Paid	1,772	0.1125	2,168	0.1500
October - December	Payable	1,775	0.1125	1,626	0.1125

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of September 30, 2009 and December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of September 30, 2009, we had $26.3 million of loans with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of September 30, 2009, we did not have a fixed rate hedge in place, leaving $26.3 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Whitestone REIT
Date: November 16, 2009	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	/s/ David K. Holeman
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