Form 10-K
period 2009-12-31
Whitestone REIT
filed 2010-03-11
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

    [Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-50256
___________________________

(Exact Name of Registrant as Specified in Its Charter)

Maryland	76-0594970
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

2600 South Gessner, Suite 500 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:  (713) 827-9595

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐    No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter) was $53,237,131 assuming a market value of $5.15 per share.

As of March 11, 2010, the Registrant had 10,337,307 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed subsequently with the Securities and Exchange Commission.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2009

TABLE OF CONTENTS

PART III		50
Item 10.	Trust Managers, Executive Officers and Corporate Governance.	50
Item 11.	Executive Compensation.	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	51
Item 14.	Principal Accountant Fees and Services.	51

PART IV		52
Item 15.	Exhibits and Financial Statement Schedules.	52

	SIGNATURES.	53

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Whitestone REIT and its subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of this Form 10-K.

PART I

Item 1.  Business.

General

We are a Maryland real estate investment trust (“REIT”) engaged in owning and operating commercial properties in culturally diverse markets in major metropolitan areas. Founded in 1998, we changed our state of organization from Texas to Maryland in December 2003.  We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

We are internally managed and own a real estate portfolio of 36 properties containing approximately 3.0 million square feet of leasable space, located in Texas, Arizona and Illinois.  The portfolio has a gross book value of approximately $193 million and book equity, including noncontrolling interests, of approximately $67 million as of December 31, 2009.

Our common shares of beneficial interest are currently not traded on a stock exchange.  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain an internet site at www.whitestonereit.com.

Our Strategy

In October 2006, our current management team joined the company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties. We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood. Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services. Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property. We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

Our primary business objective is to increase shareholder value by acquiring, owning and operating Community Centered Properties. The key elements of our strategy include:

•	Strategically Acquiring Properties.

•
Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston, five of the top 15 markets in the United States in terms of population growth.

•	Diversifying Geographically. Our current portfolio is concentrated in Houston. We believe that continued geographic diversification into markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to focus our expansion efforts on the Phoenix, Chicago, Dallas and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets.

•
Capitalizing on Availability of Distressed Assets. We believe that during the next several years there will be excellent opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire distressed assets directly from owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. Many of these assets may benefit from our corporate strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies, and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

•
Redeveloping and Re-tenanting Existing Properties. We “turn around” properties and seek to add value through renovating and re-tenanting our properties to create Whitestone-branded Community Centered Properties. We seek to accomplish this by (1) stabilizing occupancy, with per property occupancy goals of 90% or higher; (2) adding leasable square footage to existing structures; (3) developing and building on excess land; (4) upgrading and renovating existing structures; and (5) investing significant effort in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties which were acquired prior to the tenure of our current management team may not fit our Community Centered Property strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

•
Prudent Management of Capital Structure. We currently have 15 properties that are not mortgaged. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is less than 60%. As of December 31, 2009, our ratio of total mortgage indebtedness to undepreciated book value of real estate assets was 53%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2009, we owned a 64.7% interest in the Operating Partnership.

As of December 31, 2009, we owned a real estate portfolio consisting of 36 properties located in three states.  As of December 31, 2009, the occupancy rate at our operating properties was 82% based on leasable square footage compared to 84% as of December 31, 2008.

We take a very hands-on approach to ownership, and directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under long-term leases.  For the year ended December 31, 2009, our total revenues were approximately $32.7 million.  Approximately 77% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

As of December 31, 2009, 2008 and 2007, we had one property that accounted for more than 10% of total gross revenue and real estate assets.  Uptown Tower is an office building located in Dallas, Texas and accounts for 11.9%, 12.8% and 12.0% of our total revenue during 2009, 2008 and 2007, respectively.  Uptown Tower also accounts for  10.9%, 11.5% and 10.8% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2009, 2008 and 2007, respectively.  Of our 36 properties, 31 are located in the Houston, Texas metropolitan area.

Economic Factors

The national economy has suffered a severe recession during the past two years.    The credit crisis spread to the commercial credit markets during 2008, negatively impacting the commercial real estate industry.  Obtaining financing for new projects and refinancing existing debt became increasingly difficult with the tightening of credit.

 These factors continue to negatively impact the volume of real estate transactions, occupancy levels, tenants’ ability to pay rent and cap rates, all of which could negatively impact the value of public real estate companies, including ours.  The vast majority of our retail properties are located in densely populated metropolitan areas and are occupied by tenants which generally provide basic necessity-type items and tend to be less affected by economic changes.  Furthermore, our portfolio is primarily positioned in metropolitan areas in Texas which have been impacted less by the economic slow down compared to other metropolitan areas.

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

We will not purchase any property unless we are generally satisfied with the environmental status of the property. We may obtain a Phase I environmental site assessment, which includes a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property.

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. During the re-financing of twenty-one of our properties in late 2008 and early 2009, Phase I environmental site assessments were completed at those properties. These assessments revealed that five of the twenty-one properties currently or previously had a dry cleaning facility as a tenant. Since release of chlorinated solvents can occur as a result of dry cleaning operations, a Phase II subsurface investigation was conducted at the five identified properties, and all such investigations revealed the presence of chlorinated solvents. Based on the findings of the Phase II subsurface investigations, we promptly applied for entry into the Texas Commission on Environmental Quality Dry Cleaner Remediation Program, or DCRP for four of the identified properties and were accepted. Upon entry, and continued good standing with the DCRP, the DCRP administers the Dry Cleaning Remediation fund to assist with remediation of contamination caused by dry cleaning solvents. The remaining identified property is still under investigation and upon conclusion of the investigation, we intend to enter the property into the DCRP. The response actions associated with the ongoing investigation and subsequent remediation, if necessary, have not been determined at this time. However, we believe that the costs of such response actions will be immaterial and therefore no liability has been recorded to our financial statements. We have not been notified by any governmental authority, and are not otherwise aware, other than the five identified properties described above, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. We have not recorded in our financial statements any material liability in connection with environmental matters. Nevertheless, it is possible that the environmental assessments conducted thus far and currently available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination or other adverse conditions, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware.

Under the Americans with Disabilities Act, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Our properties must comply with the ADA to the extent that they are considered “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. In addition, we will continue to assess our compliance with the ADA and to make alterations to our properties as required.

Employees

As of December 31, 2009, we had 49 employees.

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

Financial Information

Additional financial information related to Whitestone REIT is included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

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

Risks Associated with Real Estate

The recent market disruptions may significantly and adversely affect our financial condition and results of operations.

The recent recession in the United States has resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. A continuation of ongoing adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Our strategy includes opportunistically selling properties that do not have the potential to meet our Community Centered Property strategy. However, real estate property investments generally cannot be disposed of quickly. In addition, the Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses, reduce our cash flows and adversely affect distributions to shareholders.

We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders.

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms. These adverse developments could arise due to a number of factors, including those described in the risk factors discussed in this annual report.

Turmoil in capital markets could adversely impact acquisition activities and pricing of real estate assets.

Volatility in capital markets could adversely affect acquisition activities by impacting certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. This may impair our ability to acquire properties or result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

All of our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to property taxes that may increase as property tax rates change and as the properties are assessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space in our properties.

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

The Americans with Disabilities Act, or ADA, and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.

We face intense competition, which may decrease, or prevent increases of, the occupancy and rental rates of our properties.

We compete with a number of developers, owners and operators of commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. This competitive environment could have a material adverse effect on our ability to lease our properties or any newly developed or acquired property, as well as on the rents charged.

Risks Associated with Our Operations

Because of the current lack of geographic diversification of our portfolio, an economic downturn in the Houston metropolitan area could adversely impact our operations and ability to pay dividends to our shareholders.

The majority of our assets and revenues are currently derived from properties located in the Houston metropolitan area. As of December 31, 2009, we had 80% of our gross leasable square feet in Houston. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. A significant economic downturn may adversely impact our ability to locate and retain financially sound tenants and could have an adverse impact on our tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the lack of geographic diversity among our current assets, if the Houston metropolitan area experiences an economic downturn, our operations and ability to pay distributions to our shareholders could be adversely impacted.

We lease our properties to approximately 700 tenants, with 10% to 20% of our leases expiring annually. Each year we face the risk of non-renewal of a material percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

While the nature of our business model warrants shorter term leases to smaller, non-national tenants, as of December 31, 2009, approximately 32% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2011. We are subject to the risk that:

•	tenants may choose not to, or may not have the financial resources to, renew these leases;

•	we may experience significant costs associated with re-leasing a significant amount of our available space;

•	we may not be able to easily re-lease the space subject to these leases, which may cause us to fail to meet our leasing targets or control the costs of re-leasing; and

•	the terms of any renewal or re-lease may be less favorable than the terms of the current leases.

If any of these risks materialize, our rental revenue, operating expenses and results of operations could be adversely affected.

Many of our tenants are small businesses, which may have a higher risk of bankruptcy or insolvency.

Many of our tenants are small, local businesses with little capital that depend on cash flows from their businesses to pay their rent and are therefore at a higher risk of bankruptcy or insolvency than larger, national tenants. The bankruptcy or insolvency of a number of smaller tenants may have an adverse impact on our income and our ability to pay dividends.

We receive substantially all of our income as rent payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may fail to make rent payments when due or declare bankruptcy. For example, on November 10, 2008, one of our tenants, Circuit City, which leased space at one of our properties and represented approximately 1.1% of our total rent for the year ended December 31, 2008, filed for reorganization under Chapter 11 of the Bankruptcy Code. The tenant elected to reject our lease.

If tenants are unable to comply with the terms of the leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the space and find a suitable replacement tenant. There is no assurance that we would be able to lease the space on substantially equivalent or better terms than the prior lease, or at all, or successfully reposition the space for other uses.

If any lease expires or is terminated, we could be responsible for all of the operating expenses for that portion of the property until it is re-leased. If we experience a significant number of un-leased spaces, our operating expenses could increase significantly. Any significant increase in our operating expenses may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Any bankruptcy filing by or relating to one of our tenants could bar all efforts by us to collect pre- bankruptcy debts from that tenant or seize its property. A tenant bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders. Furthermore, dealing with a tenant’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

If one or more of our tenants files for bankruptcy relief, the Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. The Bankruptcy Code generally requires that a debtor must assume or reject a contract in its entirety. Thus, a debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect our returns.

We attempt to adequately insure all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. In some instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for these losses. Also, to the extent we must pay unexpectedly large insurance premiums, we could suffer reduced earnings that would result in less cash to be distributed to shareholders as dividends.

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

We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations.

Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions or investment opportunities, or to integrate successfully any acquired properties without substantial expense, delay or other operational or financial problems, would slow our growth.

Our ability to acquire properties on favorable terms may be constrained by the following significant risks:

•	competition from other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds;

•	competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	unsatisfactory results of our due diligence investigations or failure to meet other customary closing conditions; and

•	failure to finance an acquisition on favorable terms or at all.

If any of these risks are realized, our business, financial condition and results of operations, our ability to make distributions to our shareholders.

We may face significant competition in our efforts to acquire financially distressed properties and debt.

Our acquisition strategy is focused on distressed commercial real estate, and we could face significant competition from other investors, such as publicly-traded REITs, hedge funds, private equity funds and other private real estate investors with greater financial resources and access to capital than us. Therefore, we may not be able to compete successfully for investments. In addition, the number of entities and the amount of purchasers competing for suitable investments may increase, all of which could result in competition for accretive acquisition opportunities and adversely affect our business plan and our ability to maintain our current dividend rate.

Our success depends in part on our ability to execute our Community Centered Property strategy.

Our Community Centered Property strategy requires intensive management of a large number of small spaces and small tenant relationships. Our success will depend in part upon our management’s ability to identify potential Community Centered Properties and find and maintain the appropriate tenants to create such a property. Lack of market acceptance of our Community Centered Property strategy or our inability to successfully attract and manage a large number of tenant relationships could adversely affect our occupancy rates, operating results and dividend rate.

Loss of our key personnel, particularly our eight senior managers, could threaten our ability to execute our strategy and operate our business successfully.

We are dependent on the experience and knowledge of our key executive personnel, particularly our eight senior managers who have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until qualified replacements could be found. We also believe that they could not quickly be replaced with managers of equal experience and capabilities and their successors may not be as effective.

Our systems may not be adequate to support our growth, and our failure to successfully oversee our portfolio of properties could adversely affect our results of operations.

We cannot assure you that we will be able to adapt our portfolio management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to support any growth we may experience. Our failure to successfully oversee our current portfolio of properties or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions.

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

Actual cash available for dividends may vary substantially from estimates. If our cash dividends exceed the amount of cash available for dividends, we may need to fund the shortage out of working capital or by obtaining additional debt, which would reduce the amount of proceeds available for real estate investments.

Our assets may be subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the period in which the write-off occurs.

Risks Associated with Our Indebtedness and Financing

Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could adversely affect our ability to grow, our interest cost and our results of operations.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of various types of debt financing. Reductions in our available borrowing capacity, or inability to establish a credit facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. In addition, we mortgage most of our properties to secure payment of indebtedness. If we are not successful in refinancing our mortgage debt upon maturity, then the property could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties upon disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our ability to grow, financial condition, interest cost, results of operations, cash flow and ability to pay dividends to our shareholders.

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

If we invest in mortgage loans, such investments may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and our results of operations.

If we invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans.

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

Our failure to hedge effectively against interest rate changes may adversely affect results of operations.

We currently have mortgages that bear interest at a variable rate and we may incur additional variable rate debt in the future. Accordingly, increases in interest rates on variable rate debt would increase our interest expense, which could reduce net earnings and cash available for payment of our debt obligations and distributions to our shareholders.

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. We may enter into interest rate swap agreements for our variable rate debt, which totals $26.1 million as of December 31, 2009. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We currently have and may incur additional mortgage indebtedness and other borrowings, which may increase our business risks and our ability to make distributions to our shareholders.

If it is determined to be in our best interests, we may, in some instances, acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our current mortgage debt to obtain funds to acquire additional properties. We may also borrow funds if necessary to satisfy the REIT distribution requirement, or otherwise as may be necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We may incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2009, we had approximately $101.8 million of mortgage debt secured by 21 of our properties. If there is a shortfall in cash flow, however, the amount available for dividends to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our shareholders will be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

If we set aside insufficient working capital or are unable to secure funds for future tenant improvements, we may be required to defer necessary property improvements, which could adversely impact our ability to pay cash distributions to our shareholders.

When tenants do not renew their leases or otherwise vacate their space, it is possible that, in order to attract replacement tenants, we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. Because most of our leases will provide for tenant reimbursement of operating expenses, we do not anticipate that we will establish a permanent reserve for maintenance and repairs for our properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves for maintenance and repairs of our properties out of cash flow generated by operating properties or out of non-liquidating net sale proceeds. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay cash distributions to our shareholders may be adversely affected. In addition, we may be required to defer necessary improvements to our properties that may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to our properties. If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations may be negatively impacted.

We may structure acquisitions of property in exchange for limited partnership units in our Operating Partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our Operating Partnership in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our Operating Partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our Operating Partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units for cash, or, at our option, common shares on a one-for-one exchange basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for our common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or our common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our ability to issue preferred shares may include a preference in distributions superior to our common shares and also may deter or prevent a sale of our common shares in which you could profit.

Our declaration of trust authorizes our Board to issue up to 50,000,000 shares of preferred shares. Our Board has the discretion to establish the preferences and rights, including a preference in distributions superior to our common shareholders, of any issued preferred shares. If we authorize and issue preferred shares with a distribution preference over our common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common shareholders, likely reducing the amount our common shareholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of a large block of our shares; or

•	removal of incumbent management.

Risks Associated with Income Tax Laws

If we fail to qualify as a REIT, our operations and dividends to shareholders would be adversely impacted.

We intend to continue to be organized and to operate so as to qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to shareholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for dividends to shareholders would be reduced; and

•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.

We may need to incur additional borrowings to meet the REIT minimum distribution requirement and to avoid excise tax.

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain and before application of the dividends paid deduction). In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay dividends to our shareholders in a manner that allows us to meet the 90% distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so.

Our income consists almost solely of our share of our Operating Partnership’s income, and the cash available for distribution by us to our shareholders consists of our share of cash distributions made by our Operating Partnership. Because we are the sole general partner of our Operating Partnership, our Board determines the amount of any distributions made by it. Our Board may consider a number of factors in making distributions, including:

•	the amount of the cash available for distribution;

•	our Operating Partnership’s financial condition;

•	our Operating Partnership’s capital expenditure requirements; and

•	our annual distribution requirements necessary to maintain our qualification as a REIT.

Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of income and deduction of expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures and the creation of reserves or required debt amortization payments could require us to borrow funds on a short-term or long-term basis or make taxable distributions to our shareholders of our shares or debt securities to meet the REIT distribution requirement and to avoid the 4% excise tax described above. In these circumstances, we may need to borrow funds to avoid adverse tax consequences even if our management believes that the then prevailing market conditions generally are not favorable for borrowings or that borrowings would not be advisable in the absence of the tax consideration.

If our Operating Partnership were classified as a “publicly traded partnership” taxable as a corporation for federal income tax purposes under the Code, we would cease to qualify as a REIT and would suffer other adverse tax consequences.

We structured our Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify our Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our Operating Partnership. If the Internal Revenue Service, or IRS, were to assert successfully that our Operating Partnership is a “publicly traded partnership,” and substantially all of its gross income did not consist of the specified types of passive income, the Code would treat our Operating Partnership as an association taxable as a corporation.

In such event, the character of our assets and items of gross income would change and would prevent us from continuing to qualify as a REIT. In addition, the imposition of a corporate tax on our Operating Partnership would reduce our amount of cash available for payment of distributions by us to our shareholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates has been reduced by legislation to 15% (through the end of 2010). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through taxable REIT subsidiaries. This could increase the cost of our hedging activities because any taxable REIT subsidiary that we may form would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in taxable REIT subsidiaries will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiaries.

Risks Related to Ownership of our Common Shares

Maryland takeover statutes may deter others from seeking to acquire us and prevent you from making a profit in such transactions.

The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. Our Board can amend our bylaws, without shareholder approval, to exempt us from the control share acquisition statute (which eliminates voting rights for certain levels of shares that could exercise control over us), and our Board has adopted a resolution opting out of the business combination statute (which, among other things, prohibits a merger or consolidation with a 10.0% shareholder for a period of time) with respect to our affiliates. However, if these provisions of Maryland law were to apply, they could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our shareholders’ best interest.

The MGCL, Maryland REIT Law and our organizational documents limit your right to bring claims against our officers and trustees.

The MGCL and the Maryland REIT Law provide that a trustee will not have any liability as a trustee so long as he performs his duties in good faith, in a manner he reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our declaration of trust provides that we may indemnify our trustees and officers to the maximum extent allowed by Maryland law. Under the MGCL and the Maryland REIT law, no trustee or officer will be liable to us or to any shareholder for money damages except to the extent that (a) the trustee or officer actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property, or services actually received; or (b) a judgment or the final adjudication adverse to the trustee or officer is entered in a proceeding based on a finding in the proceeding the trustee’s or officer’s action or failure to act was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

General

As of December 31, 2009, we owned 36 commercial properties, including 31 properties in Houston, two properties in Dallas, one property in Windcrest, Texas, a suburb of San Antonio, one property in Carefree, Arizona, which is adjacent to North Scottsdale in the Phoenix metropolitan statistical area, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-brand Community Centered Properties. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.7% of total revenues for the twelve months ended December 31, 2009.

We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from month-to-month to 15 years. Approximately 77% of our existing leases as of December 31, 2009 contain “step up” rental clauses that provide for increases in the base rental payments. The following table summarizes certain information relating to our properties as of December 31, 2009:

Commercial Properties	Leasable Square Feet	Average Occupancy as of 12/31/09	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Retail	1,205,531	80%	$9,854	$10.27
Office/Flex	1,201,672	85%	8,228	8.07
Office	631,841	80%	8,168	16.16
Total	3,039,044	82%	$26,250	$10.56

(1)  Calculated as the tenant's actual December 31, 2009 base rent multiplied by 12.  Excludes vacant space as of December 31, 2009.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts.

(2)  Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2009.  Excludes vacant space at December 31, 2009.

As of December 31, 2009, we had one property that accounted for more than 10% of total gross revenue.  Uptown Tower is an office building located in Dallas, Texas and accounts for 11.9%, 12.8% and 12.0% of our total revenue during 2009, 2008 and 2007, respectively.  Uptown Tower also accounts for  10.9%, 11.5% and 10.8% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2009, 2008 and 2007, respectively.

Location of Properties

Of our 36 properties, 34 are located in Texas, with 31 being located in the greater Houston metropolitan statistical area.  These 31 represent 74% of our revenue for the year ended December 31, 2009.

We believe the Houston market has been impacted less drastically than many areas of the country by the global economic and credit crisis.  The Houston workforce is concentrated in energy, chemicals, information technology, aerospace sciences and medical sciences.  According to the United States Census Bureau, Houston ranked 4th in the largest United States cities as of July 1, 2008. In the Census Bureau’s Estimates of Population Change for Metropolitan Statistical Areas and Rankings: July 1, 2007 to July 1, 2008, Houston ranked second in population growth out of 362 metropolitan statistical areas. According to the Bureau of Labor of Statistics, the unemployment rate in Houston was less than the national average in each of the last six months of 2009.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	9.4%	9.7%	9.8%	10.1%	10.0%	10.0%

Houston (2)	8.4	8.4	8.5	8.4	8.2	8.3

(1) Seasonally adjusted.
(2) Not seasonally adjusted.

Source: Bureau of Labor Statistics

General Physical and EconomicAttributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2009.

Property Name	Location	Year Built/ Renovated	Leasable Square Feet	Percent Occupied at 12/31/09	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)
Retail Properties:
Bellnott Square	Houston	1982	73,930	33%	$281	$11.62
Bissonnet/Beltway	Houston	1978	29,205	100%	320	10.96
Centre South	Houston	1974	44,543	72%	282	8.76
Greens Road	Houston	1979	20,507	100%	199	9.70
Holly Knight	Houston	1984	20,015	100%	300	14.99
Kempwood Plaza	Houston	1974	112,359	74%	838	10.12
Lion Square	Houston	1980	119,621	73%	853	9.74
Providence	Houston	1980	90,327	91%	733	8.94
Shaver	Houston	1978	21,926	100%	248	11.31
South Richey	Houston	1980	69,928	100%	560	8.01
Spoerlein Commons	Chicago	1987	41,396	90%	713	19.07
SugarPark Plaza	Houston	1974	95,032	100%	939	9.88
Sunridge	Houston	1979	49,359	91%	454	10.09
Torrey Square	Houston	1983	105,766	86%	756	8.32
Town Park	Houston	1978	43,526	100%	736	16.91
Webster Point	Houston	1984	26,060	88%	247	10.83
Westchase	Houston	1978	49,573	57%	326	11.50
Windsor Park	San Antonio	1992	192,458	66%	1,069	8.42
			1,205,531	80%	$9,854	$10.27
Office/Flex Properties:
Brookhill	Houston	1979	74,757	94%	$266	$3.77
Corporate Park Northwest	Houston	1981	185,627	75%	1,449	10.45
Corporate Park West	Houston	1999	175,665	88%	1,417	9.20
Corporate Park Woodland	Houston	2000	99,937	86%	793	9.23
Dairy Ashford	Houston	1981	42,902	90%	191	4.93
Holly Hall	Houston	1980	90,000	100%	670	7.44
Interstate 10	Houston	1980	151,000	92%	646	4.66
Main Park	Houston	1982	113,410	79%	560	6.26
Plaza Park	Houston	1982	105,530	88%	1,085	11.67
Westbelt Plaza	Houston	1978	65,619	81%	741	13.98
Westgate	Houston	1984	97,225	69%	410	6.13
			1,201,672	85%	$8,228	$8.07
Office Properties:
9101 LBJ Freeway	Dallas	1985	125,874	80%	$1,631	$16.18
Featherwood	Houston	1983	49,760	82%	743	18.17
Pima Norte	Phoenix	2007	33,417	9%	72	24.21
Royal Crest	Houston	1984	24,900	80%	263	13.15
Uptown Tower	Dallas	1982	253,981	84%	3,584	16.82
Woodlake Plaza	Houston	1974	106,169	88%	1,302	13.98
Zeta Building	Houston	1982	37,740	92%	573	16.50
			631,841	80%	$8,168	$16.16

Grand Totals			3,039,044	82%	$26,250	$10.56

(1)  Calculated as the tenant's actual December 31, 2009 base rent multiplied by 12.  Excludes vacant space as of December 31, 2009.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts.

(2)  Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2009.  Excludes vacant space at December 31, 2009.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of December 31, 2009, based upon annualized rental revenues at December 31, 2009.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring

US Census	Houston	$708	2.7%	10/21/2008	2010
Sports Authority	San Antonio	450	1.7%	1/1/2004	2015
Brockett Davis Drake Inc.	Dallas	365	1.4%	3/14/1994	2011
Compass Insurance	Dallas	363	1.4%	9/1/2005	2011
Air Liquide America, L.P.	Dallas	352	1.3%	8/1/2001	2013
Kroger	Houston	265	1.0%	9/1/1999	2011
Petsmart, Inc	San Antonio	255	1.0%	1/1/2004	2013
X-Ray X-Press Corporation	Houston	252	1.0%	7/1/1998	2019
Marshall's	Houston	248	1.0%	5/12/1983	2013
Merrill Corporation	Dallas	234	0.9%	12/10/2001	2014
Rock Solid Images	Houston	206	0.8%	4/1/2004	2012
River Oaks L-M, Inc.	Houston	195	0.7%	10/15/1993	2010
New Lifestyles, Inc.	Dallas	187	0.7%	5/5/1998	2013
Region IV Education	Houston	172	0.6%	9/1/2001	2011
Landworks, Inc.	Houston	168	0.6%	6/1/2004	2013

		$4,420	16.8%

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2009
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in.thousands)	Percent of Total
2010	218	443,653	15%	$4,825	18.4%
2011	150	515,815	17%	5,676	21.6%
2012	155	474,759	16%	4,869	18.5%
2013	96	379,377	12%	4,287	16.3%
2014	80	297,525	10%	3,044	11.6%
2015	39	198,762	7%	1,744	6.6%
2016	10	44,045	1%	470	1.8%
2017	5	35,439	1%	300	1.1%
2018	7	32,531	1%	312	1.2%
2019	5	46,994	2%	489	1.9%
Total	765	2,468,900	82%	$26,016	99.0%

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

Item 3.  Legal Proceedings.

We are a participant in various legal proceedings and claims that arise in the ordinary course of our business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our common shares of beneficial interest. As of March 11, 2010, we had 10,337,307 common shares of beneficial interest outstanding held by a total of approximately 1,400 shareholders.

Dividend Reinvestment Plan

Our dividend reinvestment plan allowed our shareholders to elect to have dividends from our common shares reinvested in additional common shares.  The purchase price per share under our dividend reinvestment plan was $9.50.  On March 27, 2007, we gave the required ten day notice to participants informing them that we intend to terminate our dividend reinvestment plan.  As a result, our dividend reinvestment plan terminated on April 6, 2007.  Shares issued under our dividend reinvestment plan were registered on our Registration Statement on Form S-11 originally filed with the SEC on December 31, 2003 (File No. 333-111674), as amended.  We did not amend or supplement our Registration Statement following our change in management on October 2, 2006, and the events that occurred thereafter.  As a result, shareholders that received approximately 64,000 shares issued under our dividend reinvestment plan on or after that date could be entitled to recission rights.  These rights would entitle these shareholders to recovery of their purchase price less any income received on their shares.

Issuer Repurchases

We did not repurchase any of our equity securities during 2009 under a share redemption program.  Our Board has approved (but delayed the implementation of) a share redemption program that would enable shareholders to sell shares to us after holding them for at least one year under limited circumstances.  Our Board could choose to amend the provisions of the share redemption program without shareholder approval.  Our Board has chosen not to implement the share redemption program at this time.

Dividends

In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our shareholders.  We currently accrue dividends quarterly and pay dividends in three monthly installments following the end of the quarter.  For a discussion of our cash flow as compared to dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following table reflects the total dividends we have paid (including the total amount paid and the amount paid per share) in each indicated quarter.

	Total Amount of
	Dividends Paid	Dividends per
Quarter Paid	(in thousands)	Share

1st Quarter 2008	$1,500	$0.1500
2nd Quarter 2008	1,529	0.1500
3rd Quarter 2008	1,456	0.1500
4th Quarter 2008	1,093	0.1125
1st Quarter 2009	1,156	0.1125
2nd Quarter 2009	1,163	0.1125
3rd Quarter 2009	1,163	0.1125
4th Quarter 2009	1,163	0.1125
1st Quarter 2010	1,163	0.1125

Average Per Quarter		$0.1250

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

	Year Ended December 31,
	(in thousands, except per share data)
	2009	2008	2007	2006	2005
Operating Data:
Revenues	$32,685	$31,201	$29,374	$28,378	$23,490
Property expenses	12,991	12,835	12,236	11,438	8,624
General and administrative (1)	6,072	6,708	6,721	2,299	567
Property and other asset management fees to an affiliate	-	-	-	1,482	1,319
Depreciation and amortization	6,958	6,859	6,048	6,181	5,733
Involuntary conversion	(1,542)	358	-	-	-
Interest expense, net	5,713	5,675	4,825	4,910	3,469
Other expense (income), net	-	-	30	(30)	-
Income (loss) from continuing operations before loss on disposal of
assets and income taxes	2,493	(1,234)	(486)	2,098	3,778
Provision for income taxes	(222)	(219)	(217)	-	-
Loss on disposal of assets	(196)	(223)	(9)	197	-
Income (loss) from continuing operations	2,075	(1,676)	(712)	2,295	3,778
Income (loss) from discontinued operations	-	(188)	589	554	561
Gain on sale of properties from discontinued operations	-	3,619	-	-	-
Net income (loss)	2,075	1,755	(123)	2,849	4,339
Less: net income (loss) attributable to noncontrolling interests	733	621	(46)	1,068	1,891
Net income (loss) attributable to Whitestone REIT	$1,342	$1,134	$(77)	$1,781	$2,448

	Year Ended December 31,
	(in thousands, except per share data)
	2009	2008	2007	2006	2005
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	$0.14	$(0.11)	$(0.04)	$0.15	$0.27
Income from discontinued operations attributable to Whitestone REIT	-	0.23	0.03	0.03	0.04
Net income (loss) attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$0.14	$0.12	$(0.01)	$0.18	$0.31

Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	$0.13	$(0.11)	$(0.04)	$0.15	$0.27
Income from discontinued operations attributable to Whitestone REIT	-	0.23	0.03	0.03	0.04
Net income (loss) attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$0.13	$0.12	$(0.01)	$0.18	$0.31

Balance Sheet Data:
Real estate (net)	$158,398	$150,847	$146,460	$141,236	$145,581
Real estate (net), discontinued operations	-	-	7,932	8,252	8,384
Other assets	23,602	27,098	20,752	17,599	17,497
Total assets	$182,000	$177,945	$175,144	$167,087	$171,462
Liabilities	$115,141	$110,773	$94,262	$76,464	$83,462
Whitestone REIT shareholders' equity	43,590	45,891	52,843	58,914	53,728
Noncontrolling interest in subsidiary	23,269	21,281	28,039	31,709	34,272
	$182,000	$177,945	$175,144	$167,087	$171,462
Other Data:
Proceeds from issuance of common shares	$-	$-	$261	$9,453	$17,035
Additions to real estate	9,230	5,153	10,205	1,833	31,712
Dividends and distributions per share (2)	0.45	0.53	0.60	0.63	0.70
Funds from operations (3)	8,618	4,236	6,001	8,993	9,851
Occupancy at year end	82%	84%	86%	83%	82%
Average aggregate gross leasable area	3,039,044	3,008,085	3,093,063	3,121,039	2,962,616
Average rent per square foot	10.76	10.37	9.50	9.09	7.93

(1)  General and administrative expenses for the years ended December 31, 2008, 2007 and 2006 include approximately $1.5 million, $2.2 million and $0.9 million, respectively, of legal costs resulting from litigation with our former CEO and our former external advisor.

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

	Year Ended December 31,
	(in thousands, except per share data)
	2009	2008	2007	2006	2005

Net income (loss) attributable to Whitestone REIT	$1,342	$1,134	$(77)	$1,781	$2,448
Depreciation and amortization of real estate assets (1)	6,347	5,877	6,108	6,341	5,512
(Gain) loss on sale or disposal of assets (1)	196	(3,396)	16	(197)	-
Net income (loss) attributable to noncontrolling interests	733	621	(46)	1,068	1,891
FFO	$8,618	$4,236	$6,001	$8,993	$9,851

(1) Including amounts for discontinued operations

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

Overview of Our Company

We are a fully integrated real estate company that owns and operates commercial properties in culturally diverse markets in major metropolitan areas.  Founded in 1998, we are internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

In October 2006, our current management team joined the company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties.  We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

 As of December 31, 2009, we had 773 total tenants.  We have a diversified tenant base with our largest tenant comprising only 2.7% of our total revenues for the twelve months ended December 31, 2009.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 252 new and renewal leases during 2009 totaling 0.6 million square feet and $22.7 million in total lease value.

We employed 49 full-time employees as of December 31, 2009.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $32.7 million for the year ended December 31, 2009 as compared to $31.2 million for the year ended December 31, 2008, an increase of $1.5 million, or 5%. The increase is primarily attributable to the addition of our Spoerlein Commons property during January 2009.  Our occupancy rate as of December 31, 2009 was 82%, as compared to 84% as of December 31, 2008.  The majority of the decrease in occupancy resulted from the loss of a grocery store as a tenant in an approximately 42,000 square foot space. The loss of the grocery store as a tenant occurred near the end of the fiscal year in 2009 and did not have a material impact on revenue in 2009.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should result in some growth in rental income.

Scheduled Lease Expirations

While we tend to lease space to smaller businesses that desire shorter term leases, as of December 31, 2009, approximately 32% of our gross leasable square footage is subject to leases that expire prior to December 31, 2011.  We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as many as 12 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate.  If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of December 31, 2009, we owned and operated 36 commercial properties consisting of:

•	eighteen retail properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $70.1 million;

•	seven office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $45.8 million; and

•	eleven office/flex properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $42.5 million.

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties strategy.  We define Community Centered Properties as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,396 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million,

including cash of $5.5 million, issuance of 703,912 units of limited partnership interest in our Operating Partnership (“OP Units”) valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV (“MDV IV”), an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

In October 2007, we acquired a property that meets our Community Centered Property strategy, containing 33,400 leasable square feet in the Phoenix, Arizona metropolitan area, for approximately $8.3 million.  The property, Pima Norte, is a one-story and two-story class “A” professional, executive and medical office building.  We began leasing Pima Norte during 2008.  Since we acquired the property in 2007, we have invested approximately $0.8 million to complete the build-out of one of the buildings and have capitalized approximately $0.5 million in interest cost, resulting in the total investment through December 31, 2009 of approximately $9.6 million.

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  You should read Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  No interest was capitalized for the year ended December 31, 2009.  Approximately $0.4 million and $0.1 million in interest was capitalized for the years ended December 31, 2008 and 2007, respectively.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of five to 39 years for the buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the life of the lease.

Impairment.  We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2009.

Accrued Rent and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2009 and 2008, we had an allowance for uncollectible accounts of $0.9 million and $1.5 million, respectively. During 2009, 2008 and 2007, we recorded bad debt expense in the amount of $0.9 million, $0.7 million and $0.4 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Derivative Instruments.  We have initiated a program designed to manage exposure to interest rate fluctuations by entering into financial derivative instruments.  The primary objective of this program is to comply with debt covenants on a credit facility.  We sometimes enter into interest rate swap agreements with respect to amounts borrowed under certain of our credit facilities, which effectively exchanges existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR rates.

We have adopted provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which requires for items appropriately classified as cash flow hedges, that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  As of December 31, 2009 and 2008, we did not have any interest rate swaps.  As of December 31, 2007, we had a $70 million dollar interest rate swap which was designated as a cash flow hedge.  The fair value of this interest rate swap as of December 31, 2007 was approximately ($0.4) million, which is included in accounts payable and accrued expenses in the consolidated balance sheets.  Additionally for a previous interest rate swap which was not designated as a cash flow hedge, approximately ($0.03) million is included in other expense and other income on the consolidated statements of operations for the year ended December 31, 2007.

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“the Codification”).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements; however, our references to accounting literature within our notes to the consolidated financial statements have been revised to conform to the Codification classification.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE.  The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE.  The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE.  ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.  ASU 2009-17 is effective for us beginning January 1, 2010. Our adoption of ASU 2009-17 will not have a material effect on our financial statements.

In January 2010, the FASB issued ASU 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash.” The ASU clarifies when the stock portion of a distribution allows shareholders to elect to receive cash or stock, with a potential limitation on the total amount of cash which all shareholders could elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. We adopted ASU 2010-01 effective October 1, 2009, and the adoption did not have an impact on our financial statements.

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

Liquidity and Capital Resources

Our primary liquidity demands are distributions to the holders of our common shares and holders of our OP Units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuance of notes payable, sales of common shares, sales of OP Units and sales of underperforming properties.

Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the year ended December 31, 2009, our cash provided from operating activities was $8.9 million and our total distributions were $6.9 million.  Therefore we had cash flow from operations in excess of distributions of approximately $2.0 million.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $6.3 million at December 31, 2009, as compared to $13.0 million on December 31, 2008.  The decrease of $6.7 million was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $8.9 million for the year ended December 31, 2009.

•	Net proceeds of $9.2 million from issuance of notes payable net of origination costs.

Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $6.9 million.

•	Payments of loans of $8.7 million.

•	Additions to real estate of $9.2 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):
	Year Ended December 31,
Description	2009	2008

Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,646	$9,782
$11.2 million 6.52% Note, due 2015	11,043	11,159
$21.4 million 6.53% Notes, due 2013	20,721	21,263
$24.5 million 6.56% Note, due 2013	24,435	24,500
$9.9 million 6.63% Notes, due 2014	9,757	-
$0.5 million 5.05% Notes, due 2010 and 2009	52	40

Floating rate notes
$6.4 million LIBOR + 2.00% Note, due 2009	-	6,400
$26.9 million LIBOR + 2.60% Note, due 2013	26,128	26,859
	$101,782	$100,003

Our debt was collateralized by 21 operating properties as of December 31, 2009 with a combined net book value of $108.7 million and 18 operating properties at December 31, 2008 with a combined net book value of $108.3 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On February 3, 2009, Whitestone, operating through its subsidiary, Whitestone Centers LLC, executed four promissory notes (the “Sun Life Promissory Notes II”), totaling $9.9 million payable to Sun Life Assurance Company of Canada with an applicable interest rate of 6.63% per annum and a maturity date of March 1, 2014. The Sun Life Promissory Notes II are non-recourse loans secured by Whitestone Centers LLC’s properties and a limited guarantee by Whitestone.

Our loans are subject to customary financial covenants.  As of December 31, 2009, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2009 are due during the following years:

Amount Due
Year	(in thousands)

2010	$2,350
2011	2,423
2012	2,555
2013	66,386
2014	17,799
2015 and thereafter	10,269
Total	$101,782

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

Contractual Obligations

As of December 31, 2009, we had the following contractual debt obligations (see Note 8 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2010)	1 - 3 years (2011 - 2012)	3 - 5 years (2013 - 2014)	More than 5 years (after 2014)

Long-Term Debt - Principal	$101,782	$2,350	$4,978	$84,185	$10,269

Long-Term Debt - Fixed Interest	17,221	4,222	8,184	4,316	499

Long-Term Debt - Variable Interest (1)	2,728	730	1,392	606	-

Operating Lease Obligations	53	44	8	1	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	-	-	-	-	-

Total	$121,784	$7,346	$14,562	$89,108	$10,768

(1) As of December 31, 2009, we had one loan totaling $26.1 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 2.6%.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2009, which was 0.23%.

Distributions

During 2009, we paid dividends to our common shareholders and distributions to our OP Unit holders of $6.9 million, compared to $8.7 million in 2008.  Common shareholders and OP Unit holders receive monthly dividends and distributions, respectively.  Payments of dividends and distributions are declared quarterly and paid monthly.   The dividends paid to common shareholders and distributions paid to OP Unit holders follow (in thousands):

		Noncontrolling
	Common	OP Unit
	Shareholders	Holders
2009
Fourth Quarter	$1,163	$610
Third Quarter	1,163	610
Second Quarter	1,163	530
First Quarter	1,156	531
2008
Fourth Quarter	$1,093	$533
Third Quarter	1,456	712
Second Quarter	1,529	978
First Quarter	1,500	871

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table provides a general comparison of our results of operations for the years ended December 31, 2009 and December 31, 2008:

	Year Ended December 31,
	2009	2008
Number of properties owned and operated	36	35
Aggregate gross leasable area (sq. ft.)	3,039,044	2,990,892
Ending occupancy rate	82%	84%

Total property revenues	$32,685	$31,201
Total property expenses	12,991	12,835
Total other expenses	17,201	19,600
Provision for income taxes	222	219
Loss on disposal of assets	196	223
Income (loss) from continuing operations	2,075	(1,676)
Loss from discontinued operations	-	(188)
Gain on sale of properties from discontinued operations	-	3,619
Net income	2,075	1,755
Less: Net income attributable to noncontrolling interests	733	621
Net income attributable to Whitestone REIT	$1,342	$1,134

Funds from operations (1)	$8,618	$4,236
Dividends and distributions paid on common shares and OP Units	6,926	8,672
Per common share and OP Unit	$0.45	$0.58
Dividends paid as a % of funds from operations	80%	205%

(1) For a reconciliation of funds from operations to net income, see “Funds From Operations” below.

Property revenues.  We had rental income and tenant reimbursements of approximately $32.7 million for the year ended December 31, 2009 as compared to $31.2 million for the year ended December 31, 2008, an increase of $1.5 million, or 5%. The increase is primarily attributable to the addition of our Spoerlein Commons property during January 2009.

Property expenses.  Our property expenses were $13.0 million for the year ended December 31, 2009, as compared to $12.8 million for the year ended December 31, 2008, an increase of $0.2 million, or 2%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Year Ended December 31,
	2009	2008

Real estate taxes	$4,472	$3,973
Utilities	2,387	2,679
Contract services	2,108	2,138
Repairs and maintenance	1,408	1,633
Bad debt	877	731
Labor and other	1,739	1,681
Total property expenses	$12,991	$12,835

Real estate taxes.  Increases during 2009 in real estate taxes of $499,000, or 13%, are the result of increased assessed values on our properties and the addition of the Spoerlein Commons property during January 2009.

Utilities.  Utilties decreased $292,000, or 11%, during 2009.  The majority of our utility expense is the electricity usage of our seven office buildings which were charged at a lower rate per kilowatt hour during the second half of 2009 due to our new contracts with our electricity provider for lower fixed rates in the Texas market.

Contract services.  Contract services decreased $30,000, or 1%, during 2009.

Repairs and Maintenance.  Repairs and maintenance decreases of $225,000, or 14%, during 2009 are primarily attributable to decreases in hard surface and parking lot repair costs and the internalization of many maintenance functions.

Bad debt.  Bad debt for the year ended December, 31 2009 was $146,000, or 20%, more than in 2008.  The increase in bad debt is driven by slower paying tenants and abandonments. We vigorously pursue past due accounts, but expect for collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $58,000, or 4%, in labor and other during 2009 are the result of increased travel and marketing costs.

Other expenses.  Our other expenses were $17.2 million for the year ended December 31, 2009, as compared to $19.6 million for the year ended December 31, 2008, a decrease of $2.4 million, or 12%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,
	2009	2008

General and administrative	$6,072	$6,708
Depreciation and amortization	6,958	6,859
Involuntary conversion	(1,542)	358
Interest expense	5,749	5,857
Interest income	(36)	(182)
Total other expenses	$17,201	$19,600

General and administrative.  The decrease of $636,000, or 10%, in general and administrative expense is primarily due to decreased legal fees related to litigation with our former CEO and our former external advisor, offset by share-based compensation that was incurred in 2009 but not in 2008.  Legal fees were $323,000 for the year ended December 31, 2009, as compared to $1,717,000 for the same period in 2008. Share-based compensation was $1,013,000 and $0 for the years ended December 31, 2009 and 2008, respectively.

Depreciation and amortization.  Depreciation and amortization increased $99,000, or 1%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  During 2009 depreciation increased $797,000, or 16%, while amortization decreased $698,000, or 35%.  The increase in depreciation expense is the result of tenant improvements placed in service and depreciation on our Pima Norte and Spoerlein Commons properties which were placed in service in late 2008 and early 2009, respectively.  The decrease in amortization expense is primarily attributable to the loan fees which were $440,000 during 2009 compared to $1,072,000 during 2008.

Involuntary conversion.  Involuntary conversion was a gain of $1,542,000 for the year ended December 31, 2009, as compared to a loss of $358,000 during the same period in 2008.  During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7,000,000 in its entirety, with $6,529,000 allocated to casualty claims and approximately $471,000 allocated to loss of rents claims.  The $6,529,000 in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5,107,000, resulting in a gain of $1,422,000.  The remaining $120,000 in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas.  Repair costs of $364,000 expensed during the twelve months ended December 31, 2008 related to Hurricane Ike are included in the 2008 involuntary conversion loss.

Interest expense, net. Interest expense for the year ended December 31, 2009 was $5,749,000, a decrease of $108,000 over the same period in 2008.  An increase in the average outstanding note payable balance of $14,906,000 accounted for approximately $972,000 in increased interest expense during 2009, while a lower effective interest rate of 1.0% per annum (excluding amortized loan fees) accounted for approximately $1,080,000 in decreased interest expense during 2009.  The decrease in interest income of approximately $146,000 is primarily due to lower interest rates of return on our deposits.

Discontinued operations.  Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square. The two properties were transferred to our former CEO and our former external advisor as part of a legal settlement on May 30, 2008.  Below is a summary of income from discontinued operations (in thousands):

	Year Ended December 31,
	2009	2008
Property Revenues
Rental revenues	$-	$333
Other revenues	-	225
Total property revenues	-	558
Property Expenses
Properties operation and maintenance	-	391
Real estate taxes	-	133
Total property expenses	-	524
Other expense
General and administrative	-	-
Depreciation and amortization	-	218
Total other expense	-	218
Loss before gain on sale of assets and income taxes	-	(184)
Gain on sale of properties	-	3,619
Provision for income taxes	-	(4)
Income from discontinued operations	$-	$3,431

Result of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table provides a general comparison of our results of operations for the years ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Year Ended December 31,
	2008	2007
Number of properties owned and operated (1)	35	37
Aggregate gross leasable area (sq. ft.) (1)	2,990,892	3,093,063
Ending occupancy rate (1)	84%	86%

Total property revenues	$31,201	$29,374
Total property expenses	12,835	12,236
Total other expenses	19,600	17,594
Provision for income taxes	219	217
Change in fair value of derivative instrument	-	30
Loss on disposal of assets	223	9
Loss from continuing operations	(1,676)	(712)
Income (loss) from discontinued operations	(188)	589
Gain on sale of properties from discontinued operations	3,619	-
Net income (loss)	1,755	(123)
Less: Net income (loss) attributable to noncontrolling interests	621	(46)
Net income (loss) attributable to Whitestone REIT	$1,134	$(77)

Funds from operations (2)	$4,236	$6,001
Dividends and distributions paid on common shares and OP Units	8,672	9,507
Per common share and OP Unit	$0.58	$0.60
Dividends paid as a % of funds from operations	205%	158%

(1) Two properties disposed in May of 2008 with a total area of 135,571 sq. ft. are included in the (i) number of properties owned and operated; (ii) aggregate gross leasable area (sq. ft.), and (iii) ending occupancy rate for the year ended December 31, 2007, but are excluded from continuing operations revenues and expenses.
(2) For a reconciliation of funds from operations to net income, see “Funds From Operations” below.

Property revenues.  We had rental income and tenant reimbursements of approximately $31.2 million for the year ended December 31, 2008 compared to $29.4 million for the year ended December 31, 2008, an increase of $1.8 million, or 6%.  Our year-end occupancy rate for 2008 was 84%, as compared to 86% at year-end 2007.  The majority of the decrease in occupancy occurred near the end of the year in 2008 and did not have a material affect on revenue in 2008.  We lost several large tenants towards the end of the year in 2008 either to bankruptcy or expiring leases that were not renewed.

Property expenses.  Our property expenses were $12.8 million for the year ended December 31, 2008, compared to $12.2 million for the year ended December 31, 2007, an increase of $0.6 million, or 5%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Year Ended December 31,
	2008	2007

Real estate taxes	$3,973	$3,629
Utilities	2,679	2,481
Contract services	2,138	1,945
Repairs and maintenance	1,633	1,947
Bad debt	731	440
Labor and other	1,681	1,794
Total property expenses	$12,835	$12,236

Real estate taxes.  Real estate taxes increased $344,000, or 10%, during 2008.  Assessed values on many of our properties increased in 2008.  We actively work with various appraisal districts to keep our assessed values low and litigate if necessary.

Utilities.  Utilities increased $198,000 or 8% during 2008.

Contract services and repairs and maintenance.  Contract services and repairs and maintenance combined decreased $121,000, or 3%, during 2008.

Bad debt.  Bad debt increased $291,000, or 66%, during 2008.  The tightening credit markets and slowing economy impacted many of our tenants negatively in 2008.  During 2008, we added a full time collector to constantly improve our collection efforts.

Labor and other.  During the twelve months ended December 31, 2008, labor and other decreased $113,000, or 6%.

Other expenses.  Our other expenses were $19.6 million for the year ended December 31, 2008 compared to $17.6 million for the year ended December 31, 2007, a decrease of $2.0 million, or 11%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,
	2008	2007

General and administrative	$6,708	$6,721
Depreciation and amortization	6,859	6,048
Involuntary conversion	358	-
Interest expense	5,857	5,402
Interest income	(182)	(577)
Total other expenses	$19,600	$17,594

General and administrative.  Legal expenses are included in general and administrative for the years ending December 31, 2008 and 2007 and were $1,717,000 and $2,365,000, respectively.  The majority of legal fees were surrounding the termination of our former CEO and our former external advisor.

Depreciation and amortization.  Depreciation and amortization increased $811,000, or 13%, during 2008.  Amortization of loan fees are included in amortization, and the extension of a revolving credit facility included an approximately  $900,000 fee that was amortized during 2008.  During 2008, we incurred approximately $1,700,000 in additional fees related to new debt, which will be amortized over five to seven years.

Involuntary conversion.  Repair costs of $364,000 expensed during the twelve months ended December 31, 2008 related to Hurricane Ike are included in the 2008 involuntary conversion loss.

Interest expense, net. Interest expense for the year ended December 31, 2008 was $5,857,000, an increase of $455,000 over the same period in 2007.  An increase in the average outstanding note payable balance of $12,902,000 accounted for approximately $906,000 in increased interest expense during 2008, while a lower effective interest rate of 0.5% per annum (excluding amortized loan fees) accounted for approximately $451,000 in decreased interest expense during 2008.  The decrease in interest income of approximately $395,000 is primarily due to lower interest rates of return on our deposits.

Discontinued operations.  Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square. The two properties were transferred to our former CEO and our formal external advisor as part of a legal settlement on May 30, 2008.  Below is a summary of income from discontinued operations (in thousands):

	Year Ended December 31,
	2008	2007
Property Revenues
Rental revenues	$333	$1,181
Other revenues	225	427
Total property revenues	558	1,608
Property Expenses
Properties operation and maintenance	391	558
Real estate taxes	133	159
Total property expenses	524	717
Other expense
General and administrative	-	-
Depreciation and amortization	218	295
Total other expense	218	295
Income (loss) before gain (loss) on disposal of assets and income taxes	(184)	596
Gain on sale of properties	3,619	(7)
Provision for income taxes	(4)	-
Income from discontinued operations	$3,431	$589

Funds From Operations

The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations, or FFO, as net income (loss) available to common shareholders computed in accordance with U.S. generally accepted accounting principles, or GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  In addition, securities analysts, investors and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Year Ended December 31,
	2009	2008	2007

Net income (loss) attributable to Whitestone REIT	$1,342	$1,134	$(77)
Depreciation and amortization of real estate assets (1)	6,347	5,877	6,108
Loss (gain) on sale or disposal of assets (1)	196	(3,396)	16
Income (loss) attributable to noncontrolling interests(1)	733	621	(46)
FFO	$8,618	$4,236	$6,001

(1) Including amounts for discontinued operations

Taxes

We elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 1999.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We believe that we are organized and operate in a manner to qualify and be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of December 31, 2009.

Subsequent Events

The Company evaluated subsequent events through March 11, 2010, which is the date the December 31, 2009 consolidated financial statements were issued and has no items to disclose.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We are exposed to changes in interest rates as a result of our debt facilities that have floating interest rates.  As of December 31, 2009, we had $26.1 million of loans with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of December 31, 2009, we did not have a fixed rate hedge in place, leaving $26.1 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2009, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2009, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financing reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trust Managers, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2010 annual meeting of shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2010 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity .compensation plans

Equity compensation plans approved by security holders	-	(1)	$ -	2,164,444	(2)

Equity compensation plans not approved by security holders	-		-	-	(3)

Total	-		$ -	2,164,444

(1) Excludes 1,802,187 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Plan.

(2)   Pursuant to our 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”), the maximum aggregate number of common shares that may be issued under the Plan will be increased upon each issuance of common shares by the Company (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of common shares of the Company and units of the Operating Partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company).

(3) Excludes 25,000 restricted common shares issued to directors outside the Plan.

The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2010 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2010 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2010 annual meeting of shareholders.

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

3.
Exhibits.  The list of exhibits filed as part of this Annual Report on Form 10-K in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITESTONE REIT
Dated: March 11, 2010	By:	/s/ James C. Mastandrea
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

March 11, 2010	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 11, 2010	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 11, 2010	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

March 11, 2010	/s/ Daniel G. DeVos
Daniel G. DeVos, Trustee

March 11, 2010	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 11, 2010	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 11, 2010
Chris A. Minton, Trustee

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
  Whitestone REIT

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
March 11, 2010

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
( in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Real estate assets, at cost:
Property	$192,832	$180,397
Accumulated depreciation	(34,434)	(29,550)
Total real estate assets	158,398	150,847
Cash and cash equivalents	6,275	12,989
Escrows and acquisition deposits	8,155	4,076
Accrued rent and accounts receivable, net of allowance for doubtful accounts	4,514	4,880
Unamortized lease commissions and loan costs	3,973	4,338
Prepaid expenses and other assets	685	815
Total assets	$182,000	$177,945
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$101,782	$100,003
Accounts payable and accrued expenses	9,954	7,422
Tenants' security deposits	1,630	1,629
Dividends and distributions payable	1,775	1,719
Total liabilities	115,141	110,773
Commitments and Contingencies:
Equity:
Preferred shares, $0.001 par value per share; 50,000,000
shares authorized; none issued and outstanding at December 31, 2009 and 2008	-	-
Common shares, $0.001 par value per share; 400,000,000
shares authorized; 10,337,307 and 9,707,307 issued and outstanding at December 31, 2009 and 2008, respectively	10	10
Additional paid-in capital	69,952	69,188
Accumulated deficit	(26,372)	(23,307)
Total Whitestone REIT shareholders' equity	43,590	45,891
Noncontrolling interest in subsidiary	23,269	21,281
Total equity	66,859	67,172
Total liabilities and equity	$182,000	$177,945

See notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
		(Revised)	(Revised)
Property revenues
Rental revenues	$26,449	$24,999	$23,769
Other revenues	6,236	6,202	5,605
Total property revenues	32,685	31,201	29,374

Property expenses
Property operation and maintenance	8,519	8,862	8,607
Real estate taxes	4,472	3,973	3,629
Total property expenses	12,991	12,835	12,236

Other expenses (income)
General and administrative	6,072	6,708	6,721
Depreciation & amortization	6,958	6,859	6,048
Involuntary conversion	(1,542)	358	-
Interest expense	5,749	5,857	5,402
Interest income	(36)	(182)	(577)
Total other expense	17,201	19,600	17,594

Income (loss) from continuing operations before loss on disposal of assets,
change in fair value of derivative instrument and income taxes	2,493	(1,234)	(456)

Provision for income taxes	(222)	(219)	(217)
Loss on sale or disposal of assets	(196)	(223)	(9)
Change in fair value of derivative instrument	-	-	(30)
Income (loss) from continuing operations	2,075	(1,676)	(712)

Income (loss) from discontinued operations	-	(188)	589
Gain on sale of properties from discontinued operations	-	3,619	-
Net income (loss)	2,075	1,755	(123)

Less: Net income (loss) attributable to noncontrolling interests	733	621	(46)

Net income (loss) attributable to Whitestone REIT	$1,342	$1,134	$(77)

See notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
		(Revised)	(Revised)
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.14	$(0.11)	$(0.04)
Income from discontinued operations attributable to Whitestone REIT	-	0.23	0.03
Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.14	$0.12	$(0.01)

Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.13	$(0.11)	$(0.04)
Income from discontinued operations attributable to Whitestone REIT	-	0.23	0.03
Net income (loss) attributable to common shareholders excluding amounts attributable
to unvested restricted shares	$0.13	$0.12	$(0.01)

Weighted average number of common shares outstanding:
Basic	9,707	9,830	9,999
Diluted	9,904	9,830	9,999

Dividends declared per common share	$0.45	$0.53	$0.60

Condensed Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$2,075	$1,755	$(123)
Other comprehensive gain (loss)
Unrealized gain (loss) on cash flow hedging activities	-	368	(368)
Comprehensive income (loss)	2,075	2,123	(491)

Less: Comprehensive income (loss) attributable to noncontrolling interests	733	759	(184)

Comprehensive income (loss) attributable to Whitestone REIT	$1,342	$1,364	$(307)
[
See notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling Interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2006	9,974	$10	$72,012	$(13,108)	$-	$58,914	5,808	$31,709	90,623

Issuance of shares under dividend
reinvestment plan at $9.50 per share	27	-	261	-	-	261	-	-	261

Dividends and distributions	-	-	-	(6,025)	-	(6,025)	-	(3,486)	(9,511)

Unrealized loss on change in fair value
of cash flow hedges	-	-	-	-	(230)	(230)	-	(138)	(368)

Net income	-	-	-	(77)	-	(77)	-	(46)	(123)

Balance, December 31, 2007	10,001	$10	$72,273	$(19,210)	$(230)	$52,843	5,808	$28,039	$80,882

Repurchase of common stock and units	(294)	-	(2,479)	-	-	(2,479)	(1,068)	(4,762)	(7,241)

Reclassification of dividend reinvestment
plan shares with recission rights to
liabilities at $9.50 per share	-	-	(606)	-	-	(606)	-	-	(606)

Dividends and distributions	-	-	-	(5,231)	-	(5,231)	-	(2,755)	(7,986)

Unrealized loss on change in fair value
of cash flow hedges	-	-	-	-	230	230	-	138	368

Net income	-	-	-	1,134	-	1,134	-	621	1,755

Balance, December 31, 2008	9,707	$10	$69,188	$(23,307)	$-	$45,891	4,740	$21,281	$67,172

OP units issued at $5.15 per unit in
connection with property acquisition	-	-	-	-	-	-	704	3,625	3,625

Share-based compensation	630	-	764	-	-	764	-	-	764

Dividends and distributions	-	-	-	(4,407)	-	(4,407)	-	(2,370)	(6,777)

Net income	-	-	-	1,342	-	1,342	-	733	2,075

Balance, December 31, 2009	10,337	$10	$69,952	$(26,372)	$-	$43,590	5,444	$23,269	$66,859

See notes to consolidated financial statements.

Whitestone REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
		(Revised)	(Revised)
Cash flows from operating activities:
Net income (loss) from continuing operations attributable to Whitestone REIT	$1,342	$(1,049)	$(444)
Net income from discontinued operations attributable to Whitestone REIT	-	2,183	367
	1,342	1,134	(77)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	6,958	6,859	6,048
Noncontrolling interests	733	(627)	(268)
Loss on sale or disposal of assets	196	223	9
Bad debt expense	877	731	440
Share-based compensation	1,013	-	-
Change in fair value of derivative instrument	-	-	30
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(3,700)	(3,590)	(104)
Accrued rent and accounts receivable	(511)	(225)	(1,292)
Unamortized lease commissions and loan costs	(634)	(813)	(1,210)
Prepaid expenses and other assets	527	417	205
Accounts payable and accrued expenses	2,096	655	115
Tenants' security deposits	1	31	201

Net cash provided by operating activities	8,898	2,612	3,730

Net cash provided by operating activities of discontinued operations	-	8	901

Cash flows from investing activities:
Acquisitions of real estate	(5,619)	-	(8,248)
Additions to real estate	(3,611)	(5,153)	(1,957)
Proceeds from sale of real estate	-	-	265
Repayment of note receivable	-	-	604

Net cash used in investing activities	(9,230)	(5,153)	(9,336)
Net cash used in investing activities of discontinued operations	-	(8)	(29)

Cash flows from financing activities:
Dividends paid	(4,645)	(5,578)	(6,022)
Distributions paid to OP unit holders	(2,281)	(3,094)	(3,485)
Proceeds from issuance of common shares	-	-	261
Proceeds from notes payable	9,557	95,053	22,392
Repayments of notes payable	(8,725)	(78,990)	(5,752)
Payments of loan origination costs	(288)	(2,672)	(147)

Net cash provided by (used in) financing activities	(6,382)	4,719	7,247

Net increase (decrease) in cash and cash equivalents	(6,714)	2,178	2,513

Cash and cash equivalents at beginning of period	12,989	10,811	8,298

Cash and cash equivalents at end of period	$6,275	$12,989	$10,811

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,535	$5,189	$5,344
Cash paid for taxes	223	224	-

Non cash Investing and financing activities:
Disposal of fully depreciated real estate	$564	$698	$1,844
Financed insurance premiums	568	476	458
Disposal of real estate in settlement of lawsuit	-	7,844	-

See notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2009, 2008 and 2007 we owned and operated 36, 35, and 37 retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2009, 2008 and 2007, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one for one basis (“OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation, including changes resulting from the adoption of revised provisions regarding classification of noncontrolling interests within the Consolidation Topic of the Accounting Standards Codification (the “Codification”), as discussed later in this Note 2.  These reclassifications had no effect on net income or equity other than the changes resulting from the implementation of revised provisions regarding classification of noncontrolling interests.

Share-Based Compensation.   From time to time we award nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  For the year ended December 31, 2009, we recognized $1.0 million in share-based compensation expense.  No share-based compensation expense was recognized prior to 2009 as no awards had been granted.

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, which is codified in ASC 810, which is effective for fiscal years beginning on or after December 15, 2008.  We adopted SFAS No. 160 effective January 2009.  Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interests in equity on the condensed consolidated balance sheets but separate from Whitestone’s equity as prescribed by SFAS No. 160.  On the consolidated statements of operations and comprehensive income (loss), the subsidiaries are reported at the consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests.  Consolidated statements of changes in equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2009 and 2008 consist of demand deposits at commercial banks.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost.  Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs.  Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress.  The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs once the acquisition of the property becomes probable.  Prior to that time, we expense these costs as acquisition expense.  No interest was capitalized during the year ended December 31, 2009.  Interest in the amounts of $0.4 million and $0.1 million was capitalized on properties under development during the years ended December 31, 2008 and 2007, respectively.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values.  Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any.  We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property.  Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases.  Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for the buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

Impairment.  We review our properties for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2009.

Accrued Rent and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2009 and 2008, we had an allowance for uncollectible accounts of $0.9 million and $1.5 million respectively. During 2009, 2008 and 2007, we recorded bad debt expense in the amount of $0.9 million, $0.7 million and $0.4 million respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense in the consolidated statements of operations.

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

Income Taxes.  Federal - We elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 1999.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We believe that we are organized and operate in a manner to qualify and be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

State Taxes.  In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008.  The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.2 million for the Texas Margin Tax for each of the years ended December 31, 2009, 2008 and 2007.

Derivative Instruments.  We have initiated a program designed to manage exposure to interest rate fluctuations by entering into financial derivative instruments.  The primary objective of this program is to comply with debt covenants on a credit facility.  We sometimes enter into interest rate swap agreements with respect to amounts borrowed under certain of our credit facilities, which effectively exchanges existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR rates.

We have adopted provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which require for items appropriately classified as cash flow hedges that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  As of

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

December 31, 2009 and 2008 we did not have any interest rate swaps.  As of December 31, 2007, we had a $70 million dollar interest rate swap which was designated as a cash flow hedge.  The fair value of this interest rate swap as of December 31, 2007 was approximately ($0.4) million.  Additionally for a previous interest rate swap which was not designated as a cash flow hedge, approximately ($0.03) million is included in other expense and other income on the consolidated statements of operations for the year ended December 31, 2007.

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

Concentration of Risk.  Substantially all of our revenues are obtained from office, warehouse and retail locations in the Houston, Dallas and San Antonio, Texas metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

Comprehensive Loss.  In October 2007, we entered into an interest rate swap which was designated as a cash flow hedge.  Amounts recorded to other comprehensive income are $0.0 million,  $0.4 million and ($0.4) million for the years ended December 31, 2009, 2008 and 2007, respectively.  This swap matured in October 2008.

Recent Accounting Pronouncements. In June 2009, FASB issued the Codification. Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements, however our references to accounting literature within our notes to the consolidated financial statements have been revised to conform to the Codification classification.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reportingby Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for Variable Interest Entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE.  The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE.  The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE.  ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.  ASU 2009-17 is effective for us beginning January 1, 2010. Our adoption of ASU 2009-17 will not have a material effect on our financial statements.

In January 2010, the FASB issued ASU 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash.” The ASU clarifies when the stock portion of a distribution allows shareholders to elect to receive cash or stock, with a potential limitation on the total amount of cash which all shareholders could elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. We adopted ASU 2010-01 effective October 1, 2009, and the adoption did not have an impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which is codified in FASB ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

ASC 855 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.
3.  DERIVATIVES AND HEDGING

On September 28, 2007, we entered into an interest rate swap transaction which was designated as a cash flow hedge.  The effective date of the swap transaction was October 1, 2007, which had a total notional amount of $70 million, and fixed the swap rate at 4.77% plus the LIBOR margin through October 1, 2008. The purpose of this swap was to mitigate the risk of future fluctuations in interest rates on our variable rate debt.  We determined that this swap was highly effective in offsetting future variable interest cash flows on variable rate debt.  During 2008, the balance in other comprehensive loss as of December 31, 2007 was amortized to interest expense.

On September 28, 2007, in conjunction with the execution of the $70 million interest rate swap transaction, we terminated an interest rate swap transaction that was initiated on March 16, 2006.  This swap transaction had a total notional amount of $30 million, was at a fixed rate of 5.09% plus the LIBOR margin and was set to mature on March 11, 2008.  As a result of this termination ($0.03) million is included in other income in our consolidated statements of operations for the year ended December 31, 2007.

4.  REAL ESTATE

As of December 31, 2009, we owned 36 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.0 million square feet of total area.

In January 2009, we acquired a property containing 41,396 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.6 million, issuance of 703,912 OP Units valued at approximately $3.6 million and credit for net prorations of $0.2 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV (“Midwest”), an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

5.  ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2009	2008

Tenant receivables	$1,770	$2,733
Accrued rent	3,636	3,644
Allowance for doubtful accounts	(894)	(1,497)
Other receivables	2	-

Totals	$4,514	$4,880

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

6.  UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):
	December 31,
	2009	2008

Leasing commissions	$4,601	$4,412
Deferred financing costs	2,208	1,921
Total cost	6,809	6,333
Less: leasing commissions accumulated amortization	(2,246)	(1,842)
Less: deferred financing cost accumulated amortization	(590)	(153)
Total cost, net of accumulated amortization	$3,973	$4,338

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended	Leasing	Deferred
December 31,	Commissions	Financing Costs	Total
2010	$711	$412	$1,123
2011	570	412	982
2012	423	412	835
2013	269	337	606
2014	162	32	194
Thereafter	220	13	233
Total	$2,355	$1,618	$3,973

7.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2009 is as follows (in thousands):

Years Ended December 31,
2010	$24,391
2011	19,755
2012	15,394
2013	9,947
2014	6,340
Thereafter	8,248
Total	$84,075

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
8.  DEBT

Notes payable

Below is a detailed explanation of notes payable including key terms and maturities (in thousands):

	Year Ended December 31,
Description	2009	2008

Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,646	$9,782
$11.2 million 6.52% Note, due 2015	11,043	11,159
$21.4 million 6.53% Notes, due 2013	20,721	21,263
$24.5 million 6.56% Note, due 2013	24,435	24,500
$9.9 million 6.63% Notes, due 2014	9,757	-
$0.5 million 5.05% Notes, due 2010 and 2009	52	40

Floating rate notes
$6.4 million LIBOR + 2.00% Note, due 2009	-	6,400
$26.9 million LIBOR + 2.60% Note, due 2013	26,128	26,859

	$101,782	$100,003

Our debt was collateralized by 21 operating properties as of December 31, 2009 with a combined net book value of $108.7 million and 18 operating properties at December 31, 2008 with a combined net book value of $108.3 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

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

Our loans are subject to customary financial covenants.  As of December 31, 2009, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2009 are due during the following years (in thousands):

Amount Due
Year	(in thousands)

2010	$2,350
2011	2,423
2012	2,555
2013	66,386
2014	17,799
2015 and thereafter	10,269
Total	$101,782

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

9.  EARNINGS PER SHARE

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

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2009, 2008 and 2007, 5,443,798, 4,739,886 and 5,808,337 OP Units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the year ended December 31, 2009, distributions of $277,000 were made to the holders of certain restricted common shares, $250,000 of which were charged against earnings.  No distributions were made on the performance restricted common shares prior to 2009.  See Note 13 for information related to restricted common shares under the 2008 Plan.

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007

Numerator:
Income (loss) from continuing operations	$2,075	$(1,676)	$(712)
Less: Net loss (income) attributable to noncontrolling interests	(733)	627	268
Dividends paid on unvested restricted shares	(27)	-	-
Undistributed earnings attributable to unvested restricted shares	-	-	-
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	1,315	(1,049)	(444)

Income from discontinued operations attributable to Whitestone REIT	-	3,431	589
Less: Net income attributable to noncontrolling interests	-	(1,248)	(222)
Income from discontinued operations attributable to Whitestone REIT	-	2,183	367

Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$1,315	$1,134	$(77)

Denominator
Weighted average number of common shares - basic	9,707	9,830	9,999
Effect of dilutive securities:
Unvested restricted shares	197	-	-
Weighted average number of common shares - dilutive	9,904	9,830	9,999

Basic earnings per common share:
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.14	$(0.11)	$(0.04)
Income from discontinued operations attributable to Whitestone REIT	-	0.23	0.03
Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.14	$0.12	$(0.01)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.13	$(0.11)	$(0.04)
Income from discontinued operations attributable to Whitestone REIT	-	0.23	0.03
Net income (loss) attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.13	$0.12	$(0.01)

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

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

For federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2009	2008	2007

Ordinary income (unaudited)	40.5%	3.8%	15.0%
Return of capital (unaudited)	59.5%	67.6%	84.1%
Capital gain distributions (unaudited)	0.0%	28.6%	0.9%

Total	100.0%	100.0%	100.0%

11.  RELATED PARTY TRANSACTIONS

Spoerlein Commons Acquisition

Spoerlein Commons Acquisition.  On January 16, 2009, we, through our Operating Partnership, acquired Spoerlein Commons, a property located in Buffalo Grove, Illinois.  Our Operating Partnership acquired Spoerlein Commons pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008, between our Operating Partnership and Bank One Chicago, NA as trustee under a trust agreement dated January 29, 1986 (“Seller”).  Midwest is the sole beneficiary of the Seller under the Trust Agreement.

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

The OP Units received by Midwest are convertible on a one-for-one basis into cash or, at our option, our common shares at any time after July 1, 2009 in accordance with the terms of the partnership agreement.  The Seller was not entitled to any distributions with respect to the OP Units prior to June 30, 2009.  The results of Spoerlein Commons are included in our consolidated financial statements as of the date of the acquisition.

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

12.  EQUITY

Under our declaration of trust, we have authority to issue 400 million common shares of beneficial interest, $0.001 par value per share, and 50 million preferred shares of beneficial interest, $0.001 par value per share.

On September 15, 2004, our Registration Statement on Form S-11, originally filed with the SEC on December 31, 2003 (file No. 333-111674), as amended, with respect to our public offering of up to 10 million common shares of beneficial interest offered at a price of $10 per share was declared effective under the Securities Act of 1933.  The Registration Statement also covered up to 1 million shares available pursuant to our dividend reinvestment plan offered at a price of $9.50 per share.  The shares were offered to investors on a best efforts basis. Post-Effective Amendments No. 1, 2 and 3 to the Registration Statement were declared effective by the SEC on June 27, 2005, March 9, 2006 and May 3, 2006, respectively.

On October 2, 2006, our Board terminated the public offering.  On March 27, 2007, we gave the required ten day notice to participants informing them that we intend to terminate our dividend reinvestment plan.  As a result, our dividend reinvestment plan terminated on April 6, 2007.

As of December 31, 2007, 2.8 million shares had been issued pursuant to our public offering with net offering proceeds received of $24.6 million.  An additional 165,000 shares had been issued pursuant to the dividend reinvestment plan in lieu of dividends totaling $1.6 million.  Shareholders that received approximately 64,000 shares pursuant to our dividend reinvestment plan on or after October 2, 2006 could be entitled to rescission rights.

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

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2009, we owned a 64.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into cash or, at our option, common shares at a ratio of one OP Unit for one common share.  Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone.  Subject to certain restrictions, OP Units are not convertible into common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of December 31, 2009 and December 31, 2008, there were 15,418,622 and 14,085,705 OP Units outstanding, respectively.  We owned 9,974,824 and 9,345,820 OP Units as of December 31, 2009 and December 31, 2008, respectively. The balance of the OP Units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 64.67%, 64.62% and 62.40% for the years ended December 31, 2009, 2008 and 2007, respectively.

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

Dividends and distributions

The following tables summarize the cash dividends paid to holders of common shares and distributions paid to holders of OP Units during the years ended December 31, 2009 and 2008 and the quarter ended March 31, 2010.

Whitestone Shareholders
Dividend	Quarter Dividend	Total Amount
per Common Share	Paid	Paid (in thousands)

$ 0.1500	Qtr ended 03/31/08	$ 1,500
0.1500	Qtr ended 06/30/08	1,529
0.1500	Qtr ended 09/30/08	1,456
0.1125	Qtr ended 12/31/08	1,093
0.1125	Qtr ended 03/31/09	1,156
0.1125	Qtr ended 06/30/09	1,163
0.1125	Qtr ended 09/30/09	1,163
0.1125	Qtr ended 12/31/09	1,163
0.1125	Qtr ended 03/31/10	1,163

OP Unit Holders Including Noncontrolling Interests
Distribution	Date Distribution	Total Amount
per OP Unit	Paid	Paid (in thousands)

$ 0.1500	Qtr ended 03/31/08	$ 2,317
0.1500	Qtr ended 06/30/08	2,423
0.1500	Qtr ended 09/30/08	2,113
0.1125	Qtr ended 12/31/08	1,585
0.1125	Qtr ended 03/31/09	1,648
0.1125	Qtr ended 06/30/09	1,655
0.1125	Qtr ended 09/30/09	1,735
0.1125	Qtr ended 12/31/09	1,735
0.1125	Qtr ended 03/31/10	1,735

13.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). The Plan provides that awards may be made with respect to common shares of Whitestone or units in the Operating Partnership, which may be converted into common shares of Whitestone. The Plan authorizes awards in respect of an aggregate of 2,164,444 common shares. The maximum aggregate number of common shares that may be issued under the Plan will be increased upon each issuance of common shares by Whitestone (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of common shares of Whitestone and units of the Operating Partnership issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

The Compensation Committee of Whitestone’s Board of Trustees administers the Plan, except with respect to awards to non-employee trustees, for which the Plan is administered by Whitestone’s Board of Trustees.  The Compensation Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

based awards.  No single participant may receive options or stock appreciation rights in any calendar year that, taken together, relate to more than 500,000 common shares, subject to adjustment in certain circumstances.

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of its officers restricted common share awards and restricted common share unit awards subject to certain restrictions.  The restricted common shares and restricted common share units will vest based on certain performance goals (as specified in the award agreement).  The grantee is the record owner of the restricted common shares and has all rights of a shareholder with respect to the restricted common shares, including the right to vote the restricted common shares and to receive dividends and distributions with respect to the restricted common shares. The grantee has no rights of a shareholder with respect to the restricted common share units, including no right to vote the restricted common share units and no right to receive current dividends and distributions with respect to the restricted common share units until the units are fully vested and convertible into common shares of Whitestone.

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2009 is as follows:

	Shares	Weight-Average Grant Date Fair Value

Non-vested at January 1, 2009	-	$-
Granted	1,802,187	4.12
Vested	-	-
Forfeited	(36,500)	3.71
Non-vested at December 31, 2009	1,765,687	$4.13

Total compensation recognized in earnings for share-based payments for the year ended December 31, 2009 was $1.0 million, which represents achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As a result, as of December 31, 2009, there was no unrecognized compensation cost related to outstanding nonvested shares based on management’s current estimates.  There was no share-based compensation expense prior to 2009.  The fair value of the shares granted during the year ended December 31, 2009 was determined based on observable market transactions occurring near the date of the grants.

14.  COMMITMENTS AND CONTINGENCIES

We are a participant in various legal proceedings and claims that arise in the ordinary course of our business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations, or cash flows.

Hurricane Ike.  In September 2008, Hurricane Ike caused minor to moderate harm to our 31 properties in Houston, ranging from broken signage to uprooted landscaping; other properties had more significant issues, such as damaged roofing and exterior siding.  We have incurred $1.5 million in hurricane-related repairs for the year ended December 31, 2009 and have accrued $3.6 million in additional expenses representing the cost to complete the remaining repairs.  A portion of the $3.6 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million.  The $7.0 million in insurance proceeds were allocated between loss of rents and casualty losses for $0.5 million and $6.5 million, respectively.  The $0.5 million in loss of rents proceeds are included in the rental revenues of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009.

 WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

15.  SEGMENT INFORMATION

Our management historically has not differentiated by property types and therefore does not present segment information.

16.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Revenues from continuing operations	$8,044	$8,203	$8,484	$7,954
Income (loss) from continuing operations attributable to Whitestone REIT	(21)	47	601	715
Income from discontinued operations attributable to Whitestone REIT	-	-	-	-
Net income (loss) attributable to Whitestone REIT	(21)	47	601	715

Basic earnings per share:
Income (loss) from continuing operations attributable to Whitestone REIT	$-	$-	$0.06	$0.08
Income from discontinued operations attributable to Whitestone REIT	-	-	-	-
Net income (loss) attributable to Whitestone REIT	$-	$-	$0.06	$0.08

Diluted earnings per share:
Income (loss) from continuing operations attributable to Whitestone REIT	$-	$-	$0.06	$0.07
Income from discontinued operations attributable to Whitestone REIT	-	-	-	-
Net income (loss) attributable to Whitestone REIT	$-	$-	$0.06	$0.07

2008
Revenues from continuing operations	$7,756	$7,750	$7,643	$8,052
Loss from continuing operations attributable to Whitestone REIT	(191)	(529)	(173)	(156)
Income from discontinued operations attributable to Whitestone REIT	122	2,061	-	-
Net income (loss) attributable to Whitestone REIT	69	1,532	(173)	(156)

Basic and diluted earnings per share:
Loss from continuing operations attributable to Whitestone REIT	$(0.02)	$(0.05)	$(0.02)	$(0.02)
Income from discontinued operations attributable to Whitestone REIT	0.02	0.21	-	-
Net income (loss) attributable to Whitestone REIT	$-	$0.16	$(0.02)	$(0.02)

17.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 11, 2010, which is the date the December 31, 2009 consolidated financial statements were issued and has no items to disclose.

Whitestone REIT and Subsidiary
Schedule II - Valuation and Qualifying Accounts

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Period	Expense	Reserves	Period

Allowance for doubtful accounts:
Year ended December 31, 2009	$1,497	$877	(1,480)	$894
Year ended December 31, 2008	865	731	(99)	1,497
Year ended December 31, 2007	586	440	(161)	865

Whitestone REIT and Subsidiary
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2009

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Retail Properties:
Bellnot Square	$1,154	$4,638	$302	$-	$1,154	$4,940	$6,094
Bissonnet Beltway	415	1,947	411	-	415	2,358	2,773
Centre South	481	1,596	389	-	481	1,985	2,466
Greens Road	354	1,284	137	-	354	1,421	1,775
Holly Knight	320	1,293	166	-	320	1,459	1,779
Kempwood Plaza	733	1,798	1,009	-	733	2,807	3,540
Lion Square	1,546	4,289	852	-	1,546	5,141	6,687
Providence	918	3,675	791	-	918	4,466	5,384
Shaver	184	633	26	-	184	659	843
South Richey	778	2,584	342	-	778	2,926	3,704
Spoerlein Commons	2,340	7,296	113	-	2,340	7,409	9,749
SugarPark Plaza	1,781	7,125	267	-	1,781	7,392	9,173
Sunridge	276	1,186	232	-	276	1,418	1,694
Torrey Square	1,981	2,971	779	-	1,981	3,750	5,731
Town Park	850	2,911	266	-	850	3,177	4,027
Webster Point	720	1,150	218	-	720	1,368	2,088
Westchase	423	1,751	2,099	-	423	3,850	4,273
Windsor Park	2,621	10,482	370	-	2,621	10,852	13,473
	$17,875	$58,609	$8,769	$-	$17,875	$67,378	$85,253
Office/Flex Properties:
Brookhill	$186	$788	$144	$-	$186	$932	$1,118
Corporate Park Northwest	1,534	6,306	830	-	1,534	7,136	8,670
Corporate Park West	2,555	10,267	796	-	2,555	11,063	13,618
Corporate Park Woodland	652	5,330	392	-	652	5,722	6,374
Dairy Ashford	226	1,211	116	-	226	1,327	1,553
Holly Hall	608	2,516	155	-	608	2,671	3,279
Interstate 10	208	3,700	457	-	208	4,157	4,365
Main Park	1,328	2,721	419	-	1,328	3,140	4,468
Plaza Park	902	3,294	897	-	902	4,191	5,093
West Belt Plaza	568	2,165	631	-	568	2,796	3,364
Westgate	672	2,776	276	-	672	3,052	3,724
	$9,439	$41,074	$5,113	$-	$9,439	$46,187	$55,626
Office Properties:
9101 LBJ Freeway	$1,597	$6,078	$1,053	$-	$1,597	$7,131	$8,728
Featherwood	368	2,591	358	-	368	2,949	3,317
Pima Norte	1,086	7,162	795	517	1,086	8,474	9,560
Royal Crest	509	1,355	161	-	509	1,516	2,025
Uptown Tower	1,621	15,551	2,123	-	1,621	17,674	19,295
Woodlake Plaza	1,107	4,426	767	-	1,107	5,193	6,300
Zeta Building	636	1,819	273	-	636	2,092	2,728
	$6,924	$38,982	$5,530	$517	$6,924	$45,029	$51,953

Grand Totals	$34,238	$138,665	$19,412	$517	$34,238	$158,594	$192,832

Whitestone REIT and Subsidiary
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2009
(Continued)

		Accumulated Depreciation	Date of
Property Name	Encumbrances	(in thousands)	Construction	Date Acquired	Depreciation Life
Retail Properties:
Bellnot Square		$1,011		1/1/2002	5-39 years
Bissonnet Beltway		927		1/1/1999	5-39 years
Centre South		701		1/1/2000	5-39 years
Greens Road		560		1/1/1999	5-39 years
Holly Knight	(3)	583		8/1/2000	5-39 years
Kempwood Plaza	(3)	1,213		2/2/1999	5-39 years
Lion Square	(3)	1,424		1/1/2000	5-39 years
Providence	(3)	1,077		3/30/2001	5-39 years
Shaver		214		12/17/1999	5-39 years
South Richey	(3)	800		8/25/1999	5-39 years
Spoerlein Commons		176		1/16/2009	5-39 years
SugarPark Plaza	(3)	998		9/8/2004	5-39 years
Sunridge	(3)	349		1/1/2002	5-39 years
Torrey Square	(3)	1,234		1/1/2000	5-39 years
Town Park	(3)	1,188		1/1/1999	5-39 years
Webster Point		442		1/1/2000	5-39 years
Westchase		594		1/1/2002	5-39 years
Windsor Park	(4)	1,628		12/16/2003	5-39 years
		$15,119
Office/Flex Properties:
Brookhill		$299		1/1/2002	5-39 years
Corporate Park Northwest		1,713		1/1/2002	5-39 years
Corporate Park West	(5)	2,651		1/1/2002	5-39 years
Corporate Park Woodland	(6)	1,809	11/1/2000		5-39 years
Dairy Ashford		446		1/1/1999	5-39 years
Holly Hall	(6)	600		1/1/2002	5-39 years
Interstate 10	(6)	1,722		1/1/1999	5-39 years
Main Park	(6)	955		1/1/1999	5-39 years
Plaza Park	(6)	1,189		1/1/2000	5-39 years
West Belt Plaza	(6)	1,058		1/1/1999	5-39 years
Westgate	(6)	698		1/1/2002	5-39 years
		$13,140
Office Properties:
9101 LBJ Freeway	(7)	$993		8/10/2005	5-39 years
Featherwood		904		1/1/2000	5-39 years
Pima Norte		308		10/4/2007	5-39 years
Royal Crest		425		1/1/2000	5-39 years
Uptown Tower	(7)	2,081		11/22/2005	5-39 years
Woodlake Plaza	(7)	833		3/14/2005	5-39 years
Zeta Building		631		1/1/2000	5-39 years
		$6,175
Grand Total		$34,434

Whitestone REIT and Subsidiary
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2009
(Continued)

(1) Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2009	2008	2007
Balance at beginning of period	$180,397	$172,315	$164,132
Additions during the period:
Acquisitions	9,636	-	8,248
Improvements	3,770	9,402	1,957
	13,406	9,402	10,205
Deductions - cost of real estate sold or retired	(971)	(1,320)	(2,022)
Balance at close of period	$192,832	$180,397	$172,315

(2) The aggreage cost of real estate (in thousands) for federal income tax purposes is $162,742.

(3)  These properties secure a $21.4 million and a $9.9 million mortgage notes.

(4)  This property secures a $10.0 million mortgage note.

(5)  This property secures an $11.2 million mortgage note.

(6)  These properties secure a $26.9 million mortgage note.

(7)  These properties secure a $24.5 million mortgage note.

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

4.1
Specimen certificate for common shares of beneficial interest, par value $.001 (previously filed as and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.1
Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.2
Certificate of Formation of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.3
Limited Liability Company Agreement of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.4
Agreement of Limited Partnership of Whitestone REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.                      Description

10.5
Form of Amendment to the Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.6
Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders), dated March 11, 2005 (previously filed as and incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.7
Form of Revolving Credit Note under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.8
Guaranty under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders), dated March 11, 2005 (previously filed as and incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.9
Form of Negative Pledge Agreement under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.10
Form of Collateral Assignment of Partnership Interests under Revolving Credit Agreement among Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III LP, and KeyBank National Association (together with other participating lenders) (previously filed as and incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on June 17, 2005)

10.11
Waiver and Amendment No. 1 between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated May 8, 2006 (previously filed and incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2006)

10.12
Amendment No. 2 between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated May 19, 2006 (previously filed and incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.13
Promissory Note between HCP REIT Operating Company IV LLC and MidFirst Bank, dated March 1, 2007 (previously filed and incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.                      Description

10.14
Amendment No. 3 between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated March 26, 2007 (previously filed and incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.15
Amendment No. 5 between Hartman REIT Operating Partnership, L.P., Hartman REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated October 31, 2007 (previously filed and incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

10.16
Amendment No.6 between Whitestone REIT Operating Partnership, L.P., Whitestone REIT Operating Partnership III, L.P., and KeyBank National Association, as agent for the consortium of lenders, dated March 11, 2008 (previously filed as and incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008)

10.17
Term Loan Agreement among Whitestone REIT Operating Partnership, L.P., Whitestone Pima Norte LLC, Whitestone REIT Operating Partnership III LP, Hartman REIT Operating Partnership III LP LTD, Whitestone REIT Operating Partnership III GP LLC and KeyBank National Association, dated January 25, 2008 (previously filed as and incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008)

10.18
Settlement Agreement between Whitestone and Hartman dated May 30, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed May 30, 2008)

10.19	Mutual Release between Whitestone and Hartman dated May 30, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed May 30, 2008)

10.20+	Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 31, 2008)

10.21
Promissory Note among Whitestone Corporate Park West, LLC and MidFirst Bank dated August 5, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 8, 2008)

10.22
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.23
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.24
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.                      Description

10.25
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

10.29
Promissory Note among Whitestone Industrial-Office LLC and Jackson Life Insurance Company dated October 3, 2008 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

10.30+
Form of Restricted Common Share Award Agreement (Performance Vested) (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.31+	Form of Restricted Common Share Award Agreement (Time Vested) (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.32+	Form of Restricted Unit Award Agreement (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.33
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.34
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.35
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.36
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.37
Purchase, Sale and Contribution Agreement between Whitestone REIT Operating Partnership, L.P. and Bank One, Chicago, NA, as trustee for Midwest Development Venture IV dated December 18, 2008 (previously filed and incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.38+
Grant Agreement for Restricted Shares between Whitestone REIT and Daryl J. Carter (previously filed and incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.39+
Grant Agreement for Restricted Shares between Whitestone REIT and Daniel G. DeVos (previously filed and incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.40+
Grant Agreement for Restricted Shares between Whitestone REIT and Donald F. Keating (previously filed and incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.41+
Grant Agreement for Restricted Shares between Whitestone REIT and Jack L.Mahaffey (previously filed and incorporated by reference to Exhibit 10.12 toRegistrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.42+
Grant Agreement for Restricted Shares between Whitestone REIT and Chris A.Minton (previously filed and incorporated by reference to Exhibit 10.13 toRegistrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

Whitestone REIT and Subsidiary

Index to Exhibits

Exhibit No.                      Description

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

*   Filed herewith.

+   Denotes management contract or compensatory plan or arrangement.