Form 10-Q
period 2010-03-31
Whitestone REIT
filed 2010-05-17
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, the registrant had outstanding 10,451,101 Common Shares of Beneficial Interest, $0.001 par value per share.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate assets, at cost
Property	$193,268	$192,832
Accumulated depreciation	(35,809)	(34,434)
Total real estate assets	157,459	158,398
Cash and cash equivalents	4,762	6,275
Escrows and acquisition deposits	6,108	8,155
Accrued rents and accounts receivable, net of allowance for doubtful accounts	4,470	4,514
Unamortized lease commissions and loan costs	3,750	3,973
Prepaid expenses and other assets	1,038	685
Total assets	$177,587	$182,000
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$101,569	$101,782
Accounts payable and accrued expenses	6,513	9,954
Tenants’ security deposits	1,634	1,630
Dividends and distributions payable	596	1,775
Total liabilities	110,312	115,141
Commitments and contingencies:
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 10,451,101 and 10,337,307 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	10	10
Additional paid-in-capital	70,568	69,952
Accumulated deficit	(26,486)	(26,372)
Total Whitestone REIT shareholders’ equity	44,092	43,590
Noncontrolling interest in subsidiary	23,183	23,269
Total equity	67,275	66,859
Total liabilities and equity	$177,587	$182,000

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
		(revised)
Property revenues
Rental revenues	$6,404	$6,505
Other revenues	1,305	1,539
Total property revenues	7,709	8,044

Property expenses
Property operation and maintenance	1,801	2,137
Real estate taxes	1,152	1,049
Total property expenses	2,953	3,186

Other expenses (income)
General and administrative	1,200	1,429
Depreciation and amortization	1,734	1,708
Involuntary conversion	-	241
Interest expense	1,407	1,428
Interest income	(7)	(11)
Total other expense	4,334	4,795

Income from continuing operations before loss on disposal of assets and income taxes	422	63

Provision for income taxes	(54)	(54)
Loss on disposal of assets	(33)	(41)

Net income (loss)	335	(32)

Less: Net income (loss) attributable to noncontrolling interests	118	(11)

Net income (loss) attributable to Whitestone REIT	$217	$(21)

Earnings per share – basic
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$(0.00)

Earnings per share – diluted
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$(0.00)

Weighted average number of common shares outstanding:
Basic	9,721	9,707
Diluted	9,910	9,707

Dividends declared per common share	$0.1125	$0.1125

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share data)

	Common Shares		Additional Paid-In	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Amount	Capital	Deficit	Equity	Units	Amount	Equity

Balance, December 31, 2009	10,337	$10	$69,952	$(26,372)	$43,590	5,444	$23,269	$66,859

Share-based compensation	114	-	10	-	10	-	-	10

Dividends and distributions	-	-	-	(331)	(331)	-	(204)	(535)

Reclassification of dividend reinvestment plan shares with expired rescission rights to equity from liabilities at $9.50 per share	-	-	606	-	606	-	-	606

Net income	-	-		217	217	-	118	335

Balance, March 31, 2010	10,451	$10	$70,568	$(26,486)	$44,092	5,444	$23,183	$67,275

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
		(revised)
Cash flows from operating activities:
Net income (loss)	$335	$(32)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,734	1,708
Loss on disposal of assets	33	41
Bad debt expense	29	218
Share-based compensation	71	241
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,047	2,404
Accrued rent and accounts receivable	15	(364)
Unamortized lease commissions and loan costs	(71)	(88)
Prepaid expenses and other assets	114	(55)
Accounts payable and accrued expenses	(2,837)	(2,838)
Tenants’ security deposits	4	33
Net cash provided by operating activities	1,474	1,268

Cash flows from investing activities:
Acquisitions of real estate	-	(5,619)
Additions to real estate	(499)	(1,249)
Net cash used in investing activities	(499)	(6,868)

Cash flows from financing activities:
Dividends paid on common shares and common share equivalents	(1,163)	(1,156)
Distributions paid to OP unit holders	(610)	(531)
Proceeds from notes payable	-	9,791
Repayments of notes payable	(715)	(423)
Payments of loan origination costs	-	(288)
Net cash provided by (used in) financing activities	(2,488)	7,393

Net increase (decrease) in cash and cash equivalents	(1,513)	1,793
Cash and cash equivalents at beginning of period	6,275	12,989
Cash and cash equivalents at end of period	$4,762	$14,782

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,409	$1,200

Noncash investing and financing activities:
Disposal of fully depreciated real estate	$20	$456
Financed insurance premiums	$502	$579
Acquisition of real estate in exchange for OP units	$-	$3,625

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  Interim Financial Statements

 The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2009 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of March 31, 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2010, and the results of operations for the three month periods ended March 31, 2010 and 2009, the consolidated statement of changes in equity for the three month period ended March 31, 2010 and cash flows for the three month periods ended March 31, 2010 and 2009.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Business.  Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of effectuating the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (the “Common Shares”).  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2010 and December 31, 2009, Whitestone owned and operated 36 commercial properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  Summary of Significant Accounting Policies

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of March 31, 2010 and December 31, 2009, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Common Shares and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, Common Shares on a one-for-one basis (the “OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts and estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation.  These reclassifications had no effect on net loss or equity.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  For the three months ended March 31, 2010 and 2009, we recognized $0.1 million and $0.2 million in share-based compensation expense, respectively.

Noncontrolling Interests.  Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interests in equity on the consolidated balance sheets but separate from Whitestone’s equity.  On the consolidated statements of income (loss), subsidiaries are reported at the consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests.  Consolidated statements of changes in equity are included for quarterly financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

See Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on significant accounting policies.

Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) provided additional disclosure requirements for fair value measurements under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  The new pronouncement requires a reporting entity to disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number).  The Company adopted the pronouncement in January 2010, and it did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash.” This update requires that dividends declared and payable in a combination of stock and cash be included in earnings per share prospectively and not considered a stock dividend for purposes of computing earnings per share.  To date, the Company has not declared dividends in this manner so this update has had no impact on the Company’s computation of earnings per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Effective January 1, 2010, the Company implemented the requirements of ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”).  ASU No. 2009-17 requires enterprises to perform a qualitative approach to determining whether or not a variable interest entity (“VIE”) will need to be consolidated on a continuous basis.  This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.  Adoption of ASU No. 2009-17 did not have a material effect on the Company’s financial statements.

3.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2010	December 31, 2009

Tenant receivables	$1,634	$1,770
Accrued rent and recoveries	3,675	3,636
Allowance for doubtful accounts	(844)	(894)
Other receivables	5	2
Total	$4,470	$4,514

4.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Leasing commissions	$4,649	$4,601
Deferred financing cost	2,209	2,208
Total cost	6,858	6,809
Less: leasing commissions accumulated amortization	(2,415)	(2,246)
Less: deferred financing cost accumulated amortization	(693)	(590)
Total cost, net of accumulated amortization	$3,750	$3,973

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

5.  Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,611	$9,646
$11.2 million 6.52% Note, due 2015	11,010	11,043
$21.4 million 6.53% Notes, due 2013	20,580	20,721
$24.5 million 6.56% Note, due 2013	24,336	24,435
$9.9 million 6.63% Notes, due 2014	9,694	9,757
$0.5 million 3.25% Note, due 2010	402	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,936	26,128

Total	$101,569	$101,782

As of March 31, 2010, we had $101.2 million in notes secured by 21 properties with a carrying value of $107.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and assignment of certain rents and leases associated with those properties.  As of March 31, 2010, we are in compliance with all loan covenants.

Annual maturities of notes payable as of March 31, 2010 are due as set forth below:

Year	Amount Due (in thousands)

2010	$2,137
2011	2,423
2012	2,555
2013	66,386
2014	17,799
2015 and thereafter	10,269
Total	$101,569

6.  Earnings Per Share

Basic earnings per share for Whitestone’s common shareholders is calculated by dividing net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares by Whitestone’s weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares by the weighted-average number of common shares including any dilutive unvested restricted shares.

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

During the three months ended March 31, 2010 and 2009, we excluded 5,443,797 OP Units  and 5,443,797 OP Units and 175,020 restricted common shares, respectively, from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended March 31, 2010 and 2009, distributions of $71,000 and $64,000, respectively, were made to the holders of certain restricted common shares, of which $61,000 and $57,000, respectively, were charged against earnings.  See Note 10 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Numerator:
Net income (loss)	$335	$(32)
Less: Net loss (income) attributable to noncontrolling interests	(118)	11
Dividends paid on unvested restricted shares	(10)	(7)
Undistributed earnings attributable to unvested restricted shares	-	-
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$207	$(28)

Denominator:
Weighted average number of common shares - basic	9,721	9,707
Effect of dilutive securities:
Unvested restricted shares	189	-
Weighted average number of common shares - dilutive	9,910	9,707

Earnings Per Share:
Basic:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$(0.00)
Diluted:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$(0.00)

7.  Income Taxes

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

We recently discovered that we may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank.  If our investment in a commercial paper investment sweep account through such cash management agreement is not treated as cash, and is instead treated as a security of a single issuer for purposes of the “5% asset test,” then we failed the “5% asset test” for the first quarter of our 2009 taxable year.  We believe, however, that if we failed the “5% asset

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

test,” our failure would be considered due to reasonable cause and not willful neglect and, therefore, we would not be disqualified as a REIT for our 2009 taxable year.  We were, however, subject to a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which we failed to satisfy the “5% asset test.”  The amount of such tax was $50,000, and we paid such tax on April 27, 2010.

If the IRS were to assert that we failed the “5% asset test” for the first quarter of our 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, our status as a REIT would terminate as of December 31, 2008.  We would not be eligible to again elect REIT status until our 2014 taxable year.  Consequently, we would be subject to federal income tax on our taxable income at regular corporate rates without the benefit of the dividends-paid deduction, and our cash available for distributions to shareholders would be reduced.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation, share-based compensation and rental revenue.

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $54,000 for the three months ended March 31, 2010 and 2009.

8.  Equity

Dividends and distributions. The following table summarizes the cash dividends/distributions paid to holders of Common Shares and holders of OP Units (noncontrolling interests) for the four quarters of 2009 and the first quarter of 2010.

Total Dividends and Distributions Paid
Amount Per Common Share / OP Unit	Quarter Paid	Total Amount (in thousands)

$ 0.1125	03/31/2009	$ 1,687
0.1125	06/30/2009	1,694
0.1125	09/30/2009	1,772
0.1125	12/31/2009	1,773
0.1125	03/31/2010	1,773

Dividend reinvestment plan.  Our dividend reinvestment plan allowed our shareholders to elect to have dividends from our common shares reinvested in additional common shares.  The purchase price per share under our dividend reinvestment plan was $9.50.  On March 27, 2007, we gave the required ten day notice to participants informing them that we intended to terminate our dividend reinvestment plan.  As a result, our dividend reinvestment plan terminated on April 6, 2007.  Shares issued under our dividend reinvestment plan were registered on our Registration Statement on Form S-11 originally filed with the SEC on December 31, 2003 (File No. 333-111674), as amended.  We did not amend or supplement our Registration Statement following our change in management on October 2, 2006, and the events that occurred thereafter.  As a result, shareholders that received approximately 64,000 common shares issued under our dividend reinvestment plan on or after that date could have been entitled to rescission rights.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

These rights would have entitled these shareholders to recovery of their purchase price less any income received on their shares.  The rescission rights on those 64,000 common shares lapsed, and we reclassified approximately $606,000 from accounts payable and accrued expenses to additional paid-in capital on our Consolidated Balance Sheets for the period ended March 31, 2010.

9.  Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Hurricane Ike.  In September 2008, Hurricane Ike caused minor to moderate harm to our 31 properties in Houston, ranging from broken signage to uprooted landscaping; other properties had more significant issues, such as damaged roofing and exterior siding.  We have accrued $2.7 million in expenses representing the cost to complete the remaining repairs.  A portion of the $2.7 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million.

10.  Incentive Share Plan

On July 29, 2008, our shareholders approved our 2008 Plan which provides that awards may be made with respect to Common Shares or OP Units, which may be converted into Common Shares of Whitestone. The 2008 Plan authorizes awards in respect of an aggregate of 2,189,505 Common Shares. The maximum aggregate number of Common Shares that may be issued under the 2008 Plan will be increased upon each issuance of Common Shares by Whitestone (including issuances pursuant to the 2008 Plan) so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of Common Shares of Whitestone and OP Units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	1,765,687	$4.13
Granted	24,000	3.71
Vested	(167,094)	4.16
Forfeited	(11,475)	3.71
Non-vested at March 31, 2010	1,611,118	$4.13

Total compensation recognized in earnings for share-based payments for the three months ended March 31, 2010 and 2009 was $0.1 and $0.2 million, respectively.  Total compensation recognized in earnings for share-based payments for the year ended December 31, 2009 was $1.0 million, which represented achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As a result, as of March 31, 2010, there was no unrecognized compensation cost related to outstanding nonvested shares based on management’s current estimates.  The fair value of the shares granted was determined based on observable market transactions occurring near the date of the grants.

11.  Grants to Trustees

On March 25, 2009, each of our five independent trustees was granted 5,000 restricted Common Shares which vest in equal installments in 2010, 2011, and 2012.  On March 25, 2010, 8,335 of these restricted shares vested.  These shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Plan.  The 25,000 shares had a weighted average grant date fair value of $4.94 per share, resulting in total unrecognized compensation cost of $0.1 million as of March 31, 2010, which is expected to be recognized over a weighted-average period of approximately two years.  The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

12.  Segment Information

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

13.  Related Party Transactions

Spoerlein Commons Acquisition

On January 16, 2009, we, through our Operating Partnership, acquired Spoerlein Commons, a property located in Buffalo Grove, Illinois.  Our Operating Partnership acquired Spoerlein Commons pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008, between our Operating Partnership and Bank One Chicago, NA as trustee under a trust agreement dated January 29, 1986 (“Seller”).  Midwest Development Venture IV (“Midwest”) is the sole beneficiary of the Seller under the Trust Agreement.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

The OP Units received by Midwest were convertible on a one-for-one basis into cash or, at our option, our common shares at any time after July 1, 2009 in accordance with the terms of the partnership agreement.  The Seller was not entitled to any distributions with respect to the OP Units prior to June 30, 2009.  The results of Spoerlein Commons are included in our consolidated financial statements as of the date of the acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q (the “Report”).  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the consolidated financial statements included in this Report.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009, as previously filed with the Securities and Exchange Commission (the “SEC”) and of this quarterly report below.

Overview

We are a fully integrated real estate company that owns and operates Community Centered commercial properties in culturally diverse markets in major metropolitan areas.  We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  Founded in 1998, we are internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

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

As of March 31, 2010, we had 772 total tenants.  We have a diversified tenant base with our largest tenant comprising only 2.3% of our total revenues for the three months ended March 31, 2010.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 55 new and renewal leases during the three months ended March 31, 2010 totaling approximately 139,000 square feet and $7.6 million in total lease value.

We employed 50 full-time employees as of March 31, 2010.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $7.7 million for the three months ended March 31, 2010 as compared to $8.0 million for the three months ended March 31, 2009, a decrease of $0.3 million, or 4%. The decrease in revenue is primarily attributable to lower tenant reimbursement revenues resulting from decreased property expenses.  Our occupancy rate was 82% for the three months ended March 31, 2010 and 2009.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should result in some growth in rental income.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases.  As of March 31, 2010, approximately 44% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate.  If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of March 31, 2010, we owned and operated 36 Community Centered properties consisting of:

•	Eighteen retail centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $69.8 million.

•	Seven office building centers containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $45.6 million.

•	Eleven office/flex centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $42.1 million.

We intend to aggressively source additional acquisition opportunities that meet our investment criteria in all our markets.

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

In October 2007, we acquired a property that meets our Community Centered Property strategy, containing 33,400 leasable square feet in the Phoenix, Arizona metropolitan area, for approximately $8.3 million.  The property, Pima Norte, is a one-story and two-story class “A” professional, executive and medical office building.  We began leasing Pima Norte during 2008.  Since we acquired the property in 2007, we have invested approximately $1.0 million to complete the build-out of one of the buildings and have capitalized approximately $0.5 million in interest cost, resulting in the total investment through March 31, 2010 of approximately $9.8 million.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2009, under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the first three months of 2010.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2010 and 2009

The following tables provide a general comparison of our results of operations for the three months ended March 31, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per share and OP Unit data):

	March 31, 2010	March 31, 2009
		(revised)

Number of properties owned and operated	36	36
Aggregate gross leasable area (sq. ft) (1)	3,014,264	3,039,300
Ending occupancy rate	82%	82%

Total property revenues	$7,709	$8,044
Total property expenses	2,953	3,186
Total other expenses	4,334	4,795
Provision for income taxes	(54)	(54)
Loss on disposal of assets	(33)	(41)
Net income (loss)	335	(32)
Less: Net income attributable to noncontrolling interests	118	(11)
Net income (loss) attributable to Whitestone REIT	$217	$(21)

Funds from operations (2)	$1,965	$1,556
Dividends and distributions paid on common shares and OP Units	1,773	1,687
Per common share and OP Unit	$0.11	$0.11
Dividends paid as a % of funds from operations	90%	108%

(1) During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, and they are no longer included in the gross leasable area.

(2) For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $7.7 million for the three months ended March 31, 2010 as compared to $8.0 million for the three months ended March 31, 2009, a decrease of $0.3 million, or 4%.  The decrease in revenue is primarily attributable to lower tenant reimbursement revenues resulting from decreased reimbursable property expenses and waiving of late fees resulting from settlements with a small number of delinquent tenants.

Property expenses.  Our property expenses were $3.0 million for the three months ended March 31, 2010, as compared to $3.2 million for the three months ended March 31, 2009, a decrease of $0.2 million, or 6%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2010	2009
		(revised)
Real estate taxes	$1,152	$1,049
Utilities	580	618
Contract services	514	543
Repairs and maintenance	230	263
Bad debt	29	218
Labor and other	448	495
Total property expenses	$2,953	$3,186

Real estate taxes.  Real estate taxes increased $103,000, or 10%, during 2010.  We actively work with various appraisal districts to keep our assessed values low and litigate if necessary.

Utilities.  Utilities decreased $38,000, or 6%, during 2010.  The majority of our utility expense is the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Contract services.  Contract services decreased $29,000, or 5%, during 2010.

Repairs and Maintenance.  Repairs and maintenance decreases of $33,000, or 13%, during 2010 are primarily attributable to decreases in parking lot and HVAC repair costs and the internalization of many maintenance functions.

Bad debt.  Bad debt for the three months ended March, 31 2010 was $189,000, or 87%, less than in 2009.  The decrease in bad debt is primarily attributable to settlements with a small number of tenants that carried large past due accounts receivable balances.  The settlements resulted in recoveries of accounts receivable balances on which we previously recorded allowances for bad debt, resulting in decreased bad debt expense in 2010.  The settlements also provided for partial reversals of late fees when certain payment arrangement milestones were met, resulting in decreased late fee revenues and bad debt expense in 2010.  We vigorously pursue past due accounts, but expect for collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Decreases of $47,000, or 10%, in labor and other during 2010 are the result of decreases in other non-reimbursable property expenses.

Other expenses.  Our other expenses were $4.3 million for the three months ended March 31, 2010, as compared to $4.8 million for the three months ended March 31, 2009, a decrease of approximately $0.5 million, or 10%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2010	2009
		(revised)
General and administrative	$1,200	$1,429
Depreciation and amortization	1,734	1,708
Involuntary conversion	-	241
Interest expense	1,407	1,428
Interest income	(7)	(11)
Total other expenses	$4,334	$4,795

General and administrative. General and administrative expenses decreased approximately $229,000 or 16% for the three months ended March 31, 2010 compared to the same period in 2009.  Share-based compensation expense decreased approximately $170,000 during 2010.  The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the second performance-based target and expects share-based compensation to be significantly lower during 2010 than 2009.  Should we increase our asset base, we may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.  Salaries and benefits, excluding share-based compensation, were approximately $68,000 less during the three months ended March 31, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.

Involuntary conversion.  Involuntary conversion expense of $241,000 during 2009 represents costs associated with Hurricane Ike.  As of March 31, 2010, we have accrued $2.7 million in expenses representing the cost to complete the remaining repairs.  A portion of the $2.7 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million.

Interest expense.  Interest expense for the three months ended March 31, 2010 was $1,407,000, a decrease of $21,000, or 2%, from 2009.  A decrease in the average outstanding note payable balance of $3,323,000 accounted for approximately $45,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.5% in 2010 as compared to 5.4% in 2009 accounted for approximately $24,000 in increases to interest expense.

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

Below is the calculation of FFO and the reconciliation to net income (loss) attributable to Whitestone REIT, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2010	2009

Net income (loss) attributable to Whitestone REIT	$217	$(21)
Depreciation and amortization of real estate assets	1,597	1,547
Loss on disposal of assets	33	41
Net income (loss) attributable to noncontrolling interests	118	(11)
FFO	$1,965	$1,556

Liquidity and Capital Resources

Overview

Our primary liquidity demands are distributions to holders of our Common Shares and OP Units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Common Shares, sales of OP Units, sales of properties that do not fit our Community Centered Property strategy and other financing opportunities (including a possible listing and public offering of our common shares).

Our capital structure includes non-recourse secured debt that we originated on certain properties.  We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the three months ended March 31, 2010, our cash provided from operating activities was $1.5 million and our total distributions were $1.8 million.  Therefore, we had distributions in excess of cash provided from operating activities of approximately $0.3 million.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $4.8 million as of March 31, 2010, as compared to $6.3 million on December 31, 2009.  The decrease of $1.5 million was primarily the result of the following:

Sources of Cash

•	Cash provided from operations of $1.5 million.

Uses of Cash

•	Payment of dividends and distributions of $1.8 million to holders of Common Shares and OP Units.

•	Principal payments on loans of $0.7 million.

•	Improvements to real estate of $0.5 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,611	$9,646
$11.2 million 6.52% Note, due 2015	11,010	11,043
$21.4 million 6.53% Notes, due 2013	20,580	20,721
$24.5 million 6.56% Note, due 2013	24,336	24,435
$9.9 million 6.63% Notes, due 2014	9,694	9,757
$0.5 million 3.25% Note, due 2010	402	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,936	26,128

Total	$101,569	$101,782

As of March 31, 2010, we had $101.2 million in notes secured by 21 properties with a carrying value of 107.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and assignment of certain rents and leases associated with those properties.  As of March 31, 2010, we are in compliance with all loan covenants.

Annual maturities of notes payable as of March 31, 2010, are due as set forth below (in thousands):

Year	Amount Due (in thousands)

2010	$2,137
2011	2,423
2012	2,555
2013	66,386
2014	17,799
2015 and thereafter	10,269
Total	$101,569

Capital Expenditures

We continually evaluate our properties’ performance and value.  We may determine it is in our shareholders’ best interest to invest capital in properties we believe have potential for increasing value.  We also may have unexpected capital expenditures or improvements for our existing assets.  Additionally, we intend to continue investing in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Distributions

The following distributions for Common Shares and OP Units were paid or declared payable during the three months ended March 31, 2010 and the year ended December 31, 2009 (in thousands):

Period	2010 Status	2010 Amount	Per Share / Op Unit	2009 Amount	Per Share / Op Unit

January - March	Paid	$1,773	$0.1125	$1,687	$0.1125
April	Payable	596	0.0375	564	0.0375
May				564	0.0375
June				565	0.0375
July – September				1,773	0.1125
October – December				1,773	0.1125

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of March 31, 2010 and December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market prices and interest rates.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of March 31, 2010, we had $25.9 million of loans, or about 25% of our debt, with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of March 31, 2010, we did not have a fixed rate hedge in place, leaving $25.9 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2009, other than the risk factors discussed below.

If the Internal Revenue Service, or IRS, were to determine that (i) we failed the “5% asset test” for the first quarter of our 2009 taxable year and (ii) our failure of that test was not attributable to reasonable cause, but rather, willful neglect, we would fail to qualify as a REIT for our 2009 taxable year, which would adversely affect our operations and our shareholders.

We recently discovered that we may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank.  If our investment in a commercial paper investment sweep account through such cash management agreement is not treated as cash, and is instead treated as a security of a single issuer for purposes of the “5% asset test,” then we failed the “5% asset test” for the first quarter of our 2009 taxable year.  We believe, however, that if we failed the “5% asset test,” our failure would be considered due to reasonable cause and not willful neglect and, therefore, we would not be disqualified as a REIT for our 2009 taxable year.  We were, however, subject to a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which we failed to satisfy the “5% asset test.”  The amount of such tax was $50,000, and we paid such tax on April 27, 2010.

If the IRS were to assert that we failed the “5% asset test” for the first quarter of our 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, our status as a REIT would terminate as of December 31, 2008.  We would not be eligible to again elect REIT status until our 2014 taxable year.  Consequently, we would be subject to federal income tax on our taxable income at regular corporate rates without the benefit of the dividends-paid deduction, and our cash available for distributions to shareholders would be reduced.

Recent healthcare reform legislation may affect our revenue and financial condition.

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act.  Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States.  The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed.  The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018.  At this time, the effects of health care reform and its impact on our business, our revenues and financial condition and those of our tenants are not yet known.  Accordingly, the reform could adversely affect the cost of providing healthcare coverage generally and the financial success of our tenants and consequently us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whitestone REIT

Date: May 17, 2010	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	/s/ David K. Holeman
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