Form 10-Q
period 2010-06-30
Whitestone REIT
filed 2010-08-02
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes     [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ]Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [x] No

As of August 2, 2010, the registrant had outstanding 10,461,093 Common Shares of Beneficial Interest, $0.001 par value per share.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate assets, at cost
Property	$193,283	$192,832
Accumulated depreciation	(36,839)	(34,434)
Total real estate assets	156,444	158,398
Cash and cash equivalents	3,910	6,275
Escrows and acquisition deposits	6,149	8,155
Accrued rents and accounts receivable, net of allowance for doubtful accounts	4,515	4,514
Unamortized lease commissions and loan costs	3,743	3,973
Prepaid expenses and other assets	1,531	685
Total assets	$176,292	$182,000
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$100,837	$101,782
Accounts payable and accrued expenses	7,628	9,954
Tenants’ security deposits	1,666	1,630
Dividends and distributions payable	1,511	1,775
Total liabilities	111,642	115,141
Commitments and contingencies:
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 10,461,101 and 10,337,307 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in-capital	70,330	69,952
Accumulated deficit	(28,036)	(26,372)
Total Whitestone REIT shareholders’ equity	42,304	43,590
Noncontrolling interest in subsidiary	22,346	23,269
Total equity	64,650	66,859
Total liabilities and equity	$176,292	$182,000

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(revised)		(revised)
Property revenues
Rental revenues	$6,407	$6,572	$12,811	$13,077
Other revenues	1,425	1,631	2,730	3,170
Total property revenues	7,832	8,203	15,541	16,247

Property expenses
Property operation and maintenance	2,145	2,256	3,946	4,393
Real estate taxes	894	1,063	2,046	2,112
Total property expenses	3,039	3,319	5,992	6,505

Other expenses (income)
General and administrative	1,272	1,625	2,472	3,054
Depreciation and amortization	1,759	1,710	3,493	3,418
Involuntary conversion	-	(51)	-	190
Interest expense	1,402	1,470	2,809	2,898
Interest income	(5)	(11)	(12)	(22)
Total other expenses	4,428	4,743	8,762	9,538

Income from continuing operations before loss on disposal of assets and income taxes	365	141	787	204

Provision for income taxes	(102)	(57)	(156)	(111)
Loss on disposal of assets	(8)	(12)	(41)	(53)

Net income	255	72	590	40

Less: Net income attributable to noncontrolling interests	89	25	207	14

Net income attributable to Whitestone REIT	$166	$47	$383	$26

Earnings per share – basic
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$0.00	$0.04	$0.00

Earnings per share – diluted
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$0.00	$0.04	$0.00

Weighted average number of common shares outstanding:
Basic	9,845	9,707	9,783	9,707
Diluted	9,900	9,899	9,899	9,910

Dividends declared per common share	$0.0950	$0.1125	$0.2075	$0.2250

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share data)

	Common Shares		Additional Paid-In	Accumulated	Total Whitestone REIT Shareholders’	Noncontrolling Interests		Total
	Shares	Amount	Capital	Deficit	Equity	Units	Amount	Equity

Balance, December 31, 2009	10,337	$10	$69,952	$(26,372)	$43,590	5,444	$23,269	$66,859

Share-based compensation	172	-	21	-	21	-	-	21

Repurchase of common shares (1)	(48)		(249)		(249)			(249)

Dividends and distributions	-	-	-	(2,047)	(2,047)	-	(1,130)	(3,177)

Reclassification of dividend reinvestment plan shares with expired rescission rights to equity from liabilities at $9.50 per share	-	-	606	-	606	-	-	606

Net income	-	-		383	383	-	207	590

Balance, June 30, 2010	10,461	$10	$70,330	$(28,036)	$42,304	5,444	$22,346	$64,650

_________________
(1)
During the three months ended June 30, 2010, the Company acquired Common Shares held by employees who tendered owned Common Shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
		(revised)
Cash flows from operating activities:
Net income	$590	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,493	3,418
Loss on disposal of assets	41	53
Bad debt expense	220	464
Share-based compensation	143	497
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,006	1,185
Accrued rent and accounts receivable	(221)	(1,201)
Unamortized lease commissions and loan costs	(362)	(292)
Prepaid expenses and other assets	263	222
Accounts payable and accrued expenses	(2,391)	(1,199)
Tenants’ security deposits	36	30
Net cash provided by operating activities	3,818	3,217

Cash flows from investing activities:
Acquisitions of real estate	-	(5,619)
Additions to real estate	(929)	(1,683)
Net cash used in investing activities	(929)	(7,302)

Cash flows from financing activities:
Dividends paid on common shares and common share equivalents	(2,339)	(2,319)
Distributions paid to OP unit holders	(1,219)	(1,062)
Proceeds from notes payable	-	9,791
Repayments of notes payable	(1,447)	(1,008)
Payments of loan origination costs	-	(288)
Repurchase of common shares	(249)	-
Net cash provided by (used in) financing activities	(5,254)	5,114

Net increase (decrease) in cash and cash equivalents	(2,365)	1,029
Cash and cash equivalents at beginning of period	6,275	12,989
Cash and cash equivalents at end of period	$3,910	$14,018

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,872	$2,668
Cash paid for taxes	$262	$223

Noncash investing and financing activities:
Disposal of fully depreciated real estate	$437	$504
Financed insurance premiums	$502	$478
Accrued offering costs	$666	$-
Acquisition of real estate in exchange for OP units	$-	$3,625

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2009 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of June 30, 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2010, and the results of operations for the three and six month periods ended June 30, 2010 and 2009, the consolidated statement of changes in equity for the six month period ended June 30, 2010 and cash flows for the six month periods ended June 30, 2010 and 2009.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Business.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of effectuating the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity (the “Common Shares”).  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2010 and December 31, 2009, Whitestone owned and operated 36 commercial properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  Summary of Significant Accounting Policies

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2010 and December 31, 2009, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Common Shares and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, Common Shares on a one-for-one basis (the “OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation.  These reclassifications had no effect on net income or equity.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share units which convert upon vesting to Common Shares, to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  For the three months ended June 30, 2010 and 2009, we recognized $0.1 million and $0.3 million in share-based compensation expense, respectively, and for the six months ended June 30, 2010 and 2009, we recognized $0.1 million and $0.5 million, respectively.

Noncontrolling Interests.  Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interests in equity on the consolidated balance sheets but separate from Whitestone’s equity.  On the consolidated statements of income, subsidiaries are reported at the consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests.  Consolidated statements of changes in equity are included for quarterly financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

See Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

3.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2010	December 31, 2009

Tenant receivables	$1,674	$1,770
Accrued rent and recoveries	3,811	3,636
Allowance for doubtful accounts	(979)	(894)
Other receivables	9	2
Total	$4,515	$4,514

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

4.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Leasing commissions	$4,769	$4,601
Deferred financing cost	2,236	2,208
Total cost	7,005	6,809
Less: leasing commissions accumulated amortization	(2,466)	(2,246)
Less: deferred financing cost accumulated amortization	(796)	(590)
Total cost, net of accumulated amortization	$3,743	$3,973

5.  Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,576	$9,646
$11.2 million 6.52% Note, due 2015	10,965	11,043
$21.4 million 6.53% Notes, due 2013	20,436	20,721
$24.5 million 6.56% Note, due 2013	24,236	24,435
$9.9 million 6.63% Notes, due 2014	9,630	9,757
$0.5 million 3.25% Note, due 2010	251	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,743	26,128

Total	$100,837	$101,782

As of June 30, 2010, we had $100.6 million in notes secured by 21 properties with a carrying value of $107.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and assignment of certain rents and leases associated with those properties.  As of June 30, 2010, we are in compliance with all loan covenants.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Annual maturities of notes payable as of June 30, 2010 are due as set forth below:

Year	Amount Due (in thousands)

2010	$1,398
2011	2,410
2012	2,543
2013	66,418
2014	17,799
2015 and thereafter	10,269
Total	$100,837

6.  Earnings Per Share

Basic earnings per share for Whitestone’s common shareholders is calculated by dividing net income attributable to common shareholders excluding amounts attributable to unvested restricted shares by Whitestone’s weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income attributable to common shareholders excluding amounts attributable to unvested restricted shares by the weighted-average number of common shares including any dilutive unvested restricted shares.

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   We excluded 5,443,797 OP units from the calculation of diluted earnings per share for each of the three and six month periods ended June 30, 2010 and 2009, because their effect would be anti-dilutive.

For the three month periods ended June 30, 2010 and 2009, distributions of $67,000 and $71,000, respectively, were made to the holders of certain restricted common shares, of which $62,000 and $64,000, respectively, were charged against earnings.  For the six month periods ended June 30, 2010 and 2009, distributions of $138,000 and $135,000, respectively, were made to the holders of certain restricted common shares, of which $123,000 and $121,000, respectively, were charged against earnings.  See Note 10 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net income	$255	$72	$590	$40
Less: Net income attributable to noncontrolling interests	(89)	(25)	(207)	(14)
Dividends paid on unvested restricted shares	(5)	(7)	(15)	(14)
Undistributed earnings attributable to unvested restricted shares	-	-	-	-
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$161	$40	$368	$12

Denominator:
Weighted average number of common shares - basic	9,845	9,707	9,783	9,707
Effect of dilutive securities:
Unvested restricted shares	55	192	116	203
Weighted average number of common shares - dilutive	9,900	9,899	9,899	9,910

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$0.00	$0.04	$0.00
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$0.00	$0.04	$0.00

7.  Income Taxes

Federal income taxes are not assessed against us because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended.  Our shareholders include their proportionate taxable income in their individual tax returns.  As a REIT, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We recently discovered that we may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank.  If our investment in a commercial paper

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $52,000 and $57,000 for the three months ended June 30, 2010 and 2009, respectively.  Additionally, we have recorded a margin tax provision of approximately $106,000 and $111,000 for the six months ended June 30, 2010 and 2009, respectively.

8.  Equity

Dividends and distributions. The following table summarizes the cash dividends and distributions paid to holders of Common Shares and holders of OP Units (noncontrolling interests), respectively, for the four quarters of 2009 and the first two quarters of 2010.

Total Dividends and Distributions Paid
Amount Per Common Share / OP Unit	Quarter Paid	Total Amount (in thousands)

$0.1125	03/31/2009	$1,687
0.1125	06/30/2009	1,694
0.1125	09/30/2009	1,772
0.1125	12/31/2009	1,773
0.1125	03/31/2010	1,773
0.1125	06/30/2010	1,785

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

As a result, our dividend reinvestment plan terminated on April 6, 2007.  Shares issued under our dividend reinvestment plan were registered on our Registration Statement on Form S-11 originally filed with the SEC on December 31, 2003 (File No. 333-111674), as amended.  We did not amend or supplement our Registration Statement following our change in management on October 2, 2006, and the events that occurred thereafter.  As a result, shareholders that received approximately 64,000 Common Shares issued under our dividend reinvestment plan on or after that date could have been entitled to rescission rights.  These rights would have entitled these shareholders to recovery of their purchase price less any income received on their shares.  The rescission rights on those 64,000 Common Shares lapsed, and we reclassified approximately $606,000 from accounts payable and accrued expenses to additional paid-in capital on our Consolidated Balance Sheets for the six month period ended June 30, 2010.

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

Hurricane Ike.  In September 2008, Hurricane Ike caused minor to moderate harm to our 31 properties in Houston, ranging from broken signage to uprooted landscaping; other properties had more significant issues, such as damaged roofing and exterior siding.  As of June 30, 2010, we have accrued $2.3 million in expenses representing the cost to complete the remaining repairs.  A portion of the $2.3 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million.

Executive Relocation.  On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio.  Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence.  In May 2010 we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston.  Since the engagement of the relocation firm, no offers on the home have been received.  Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate.  The first $450,000 plus the tax on that amount will be paid in cash.  Any amount payable in excess of $450,000 will be paid in Common Shares at the market value of the shares, as determined in the reasonable judgment of the Board, as of the time of the sale of the residence.  The Common Shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments.  In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  We have previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

10.  Incentive Share Plan

On July 29, 2008, our shareholders approved our 2008 Plan which provides that awards may be made with respect to Common Shares or OP Units, which may be converted into Common Shares of Whitestone. The 2008 Plan authorizes awards in respect of an aggregate of 2,164,444 Common Shares. The maximum aggregate number of Common Shares that may be issued under the 2008 Plan will be increased upon each issuance of Common Shares by Whitestone (including issuances pursuant to the 2008 Plan) so that at any time the maximum number of shares that may be issued under the

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

2008 Plan shall equal to 12.5% of the aggregate number of Common Shares of Whitestone and OP Units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

The Compensation Committee of Whitestone’s Board of Trustees administers the 2008 Plan, except awards to non-employee trustees, which are administered by Whitestone’s Board of Trustees. The Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Committee is also authorized to grant restricted Common Shares, restricted common share units, performance awards and other share-based awards.

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of its officers restricted Common Shares and restricted common share units subject to certain restrictions.  The restricted Common Shares and restricted common share units will vest based on certain performance goals (as specified in the award agreement).  The grantee is the record owner of the restricted Common Shares and has all rights of a shareholder with respect to the restricted Common Shares, including the right to vote the restricted Common Shares and to receive dividends and distributions with respect to the restricted Common Shares. The grantee has no rights of a shareholder with respect to the restricted common share units, including no right to vote the restricted common share units and no right to receive current dividends and distributions with respect to the restricted common share units until the restricted common share units are fully vested and convertible to Common Shares of Whitestone.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	1,765,687	$4.13
Granted	95,571	4.70
Vested	(167,094)	4.16
Forfeited	(29,483)	3.71
Non-vested at June 30, 2010	1,664,681	$4.17
Available for grant at June 30, 2010	381,232

Total compensation recognized in earnings for share-based payments for the three months ended June 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively, and total compensation recognized in earnings for share-based payments for the six months ended June 30, 2010 and 2009 was $0.1 million and $0.5 million, respectively.

Total compensation recognized in earnings for share-based payments for the year ended December 31, 2009 was $1.0 million, which represented achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As a result, as of June 30, 2010, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management’s current estimates.

As of June 30, 2010, there were 48,563 outstanding nonvested time-based shares with a weighted

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

average grant date fair value of $5.15 per share, resulting in total unrecognized compensation cost of $0.2 million, which is expected to be recognized over a weighted-average period of approximately 3 years.  The fair value of the shares granted was determined based on observable market transactions occurring near the date of the grants.

11.  Grants to Trustees

On March 25, 2009, each of our five independent trustees was granted 5,000 restricted Common Shares which vest in equal installments in 2010, 2011, and 2012.  During the six months ended June 30, 2010, 11,668 of these restricted shares vested.  These restricted shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Plan.

The 25,000 shares granted to our five independent trustees had a weighted average grant date fair value of $4.94 per share, resulting in total unrecognized compensation cost of $0.1 million as of June 30, 2010, which is expected to be recognized over a weighted-average period of approximately two years.  The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

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

An independent appraiser valued Spoerlein Commons for $9.6 million.  In exchange for this property, our Operating Partnership paid the Seller $5.5 million, received credit for net prorations of $0.3 million and issued 703,912 OP Units, valued at $5.15 per unit by an independent appraiser, or an aggregate of $3.6 million, for a total purchase price of $9.4 million.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

2009.  The results of Spoerlein Commons are included in our consolidated financial statements as of the date of the acquisition.

Executive Relocation

On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio.  Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence.  In May 2010 we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston.  Since the engagement of the relocation firm, no offers on the home have been received.  Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate.  The first $450,000 plus the tax on that amount will be paid in cash.  Any amount payable in excess of $450,000 will be paid in Common Shares at the market value of the shares, as determined in the reasonable judgment of the Board, as of the time of the sale of the residence.  The Common Shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments.  In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  We have previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

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

This Report contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Overview

We are a fully integrated real estate company that owns and operates Community Centered Properties in culturally diverse markets in major metropolitan areas.  We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  Founded in 1998, we are internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

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

As of June 30, 2010, we had a total of 770 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.3% of our total revenues for the six months ended June 30, 2010.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 137 new and renewal leases during the six months ended June 30, 2010 totaling approximately 326,000 square feet and $14.6 million in total lease value.  This compares to 127 new and renewal leases totaling approximately 300,000 square feet and approximately $11.4 million in total lease value during the same period in 2009.

We employed 52 full-time employees as of June 30, 2010.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $7.8 million for the three months ended June 30, 2010 as compared to $8.2 million for the three months ended June 30, 2009, a decrease of $0.4 million, or 5%.  Rental income and tenant reimbursements for the six months ended June 30, 2010 and 2009 were approximately $15.5 million and $16.2 million, respectively, a decrease of $0.7 million, or 4%.  The decrease in revenue is primarily attributable to lower tenant reimbursement revenues resulting from decreased property expenses, and slightly lower average occupancy.  Our occupancy rate was 82% as of  June 30, 2010 and 2009.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should result in some growth in rental income.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases.  As of June 30, 2010,

approximately 41% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate.  If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of June 30, 2010, we owned and operated 36 Community Centered properties consisting of:

•	Eighteen retail centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $69.3 million.

•	Seven office building centers containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $45.3 million.

•	Eleven office/flex centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $41.8 million.

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

In October 2007, we acquired a property that meets our Community Centered Property strategy, containing 33,400 leasable square feet in the Phoenix, Arizona metropolitan area, for approximately $8.3 million.  The property, Pima Norte, is a one-story and two-story class “A” professional, executive and medical office building.  We began leasing Pima Norte during 2008.  Since we acquired the property in 2007, we have invested approximately $0.8 million to complete the build-out of one of the buildings and have capitalized approximately $0.5 million in interest cost, resulting in the total investment through June

30, 2010 of approximately $9.6 million.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2009, under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the first six months of 2010.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2010 and 2009

The following tables provide a general comparison of our results of operations for the three months ended June 30, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per share and OP Unit data):

	June 30, 2010	June 30, 2009
		(revised)

Number of properties owned and operated	36	36
Aggregate gross leasable area (sq. ft) (1)	3,014,264	3,039,300
Ending occupancy rate	82%	82%

Total property revenues	$7,832	$8,203
Total property expenses	3,039	3,319
Total other expenses	4,428	4,743
Provision for income taxes	102	57
Loss on disposal of assets	8	12
Net income	255	72
Less: Net income attributable to noncontrolling interests	89	25
Net income attributable to Whitestone REIT	$166	$47

Funds from operations (2)	$1,895	$1,633
Dividends and distributions paid on common shares and OP Units	1,785	1,694
Per common share and OP Unit	$0.1125	$0.1125
Dividends paid as a % of funds from operations	94%	104%
_____________________
(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, and they are no longer included in the gross leasable area.

(2)	For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $7.8 million for the three months ended June 30, 2010 as compared to $8.2 million for the three months ended June 30, 2009, a decrease of $0.4 million, or 5%.  The decrease in revenue is primarily attributable to lower tenant reimbursement revenues resulting from decreased property expenses, and slightly lower average occupancy.

Property expenses.  Our property expenses were $3.0 million for the three months ended June 30, 2010, as compared to $3.3 million for the three months ended June 30, 2009, a decrease of $0.3 million, or 9%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2010	2009
		(revised)
Real estate taxes	$894	$1,063
Utilities	556	608
Contract services	559	548
Repairs and maintenance	312	488
Bad debt	191	246
Labor and other	527	366
Total property expenses	$3,039	$3,319

Real estate taxes.  Real estate taxes decreased $169,000, or 16%, during 2010, primarily as a result of lower valuations by the various county appraisal districts.  In 2010, as a result of our formal protests of assessed values, the various appraisal districts have agreed to lower valuations, and resulting taxes, by significant amounts.  We actively work to keep our valuations, and resulting taxes, as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $52,000, or 9%, during 2010.  The decrease in utility expenses is primarily attributed to the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Contract services.  Contract services increased $11,000, or 2%, during 2010.

Repairs and Maintenance.  Repairs and maintenance decreased $176,000, or 36%, during 2010 are primarily attributable to decreases in roof, parking lot and electrical and lighting costs and the internalization of many maintenance functions.  We expect repair and maintenance costs  and the related tenant reimbursement revenues to increase in the third and fourth quarters of 2010 as certain major maintenance items are scheduled to occur.

Bad debt.  Bad debt for the three months ended June 30, 2010 was $55,000, or 22%, less than in 2009.  We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $161,000, or 44%, in labor and other during 2010 are the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel.  We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals.  This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $4.4 million for the three months ended June 30, 2010, as compared to $4.7 million for the three months ended June 30, 2009, a decrease of approximately $0.3 million, or 6%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2010	2009
		(revised)
General and administrative	$1,272	$1,625
Depreciation and amortization	1,759	1,710
Involuntary conversion	-	(51)
Interest expense	1,402	1,470
Interest income	(5)	(11)
Total other expenses	$4,428	$4,743

General and administrative. General and administrative expenses decreased approximately $353,000 or 22% for the three months ended June 30, 2010 compared to the same period in 2009.  Share-based compensation expense decreased approximately $184,000 during 2010.  The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the second performance-based target and expects share-based compensation to be significantly lower during 2010 than 2009.  Should we increase our asset base, we may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.

Salaries and benefits, excluding share-based compensation, were approximately $94,000 less during the three months ended June 30, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.  Additionally, our allocation of internal labor to properties increased $107,000 in 2010, reducing general and administrative expense and increasing property expenses.  Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by realignment of duties and system and process improvements.  Other general and administrative expenses increased $32,000.

Involuntary conversion.  Involuntary conversion gain of $51,000 during 2009 represents the June 30, 2009 estimate of insurance proceeds and costs associated with Hurricane Ike.  As of June 30, 2010, we have accrued $2.3 million in expenses representing the cost to complete the remaining repairs.  A portion of the $2.3 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million, and the full impact of the settlement was not known or included in the June 30, 2009 involuntary conversion gain.

Interest expense.  Interest expense for the three months ended June 30, 2010 was $1,402,000, a decrease of $68,000, or 5%, from 2009.  A decrease in the average outstanding note payable balance of $7,999,000 accounted for approximately $107,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.5% in 2010 as compared to 5.4% in 2009 accounted for approximately $39,000 in increased interest expense.

Results of Operations

Comparison of the Six Month Periods Ended June 30, 2010 and 2009

The following tables provide a general comparison of our results of operations for the six months ended June 30, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per share and OP Unit data):

	June 30, 2010	June 30, 2009
		(revised)

Number of properties owned and operated	36	36
Aggregate gross leasable area (sq. ft) (1)	3,014,264	3,039,300
Ending occupancy rate	82%	82%

Total property revenues	$15,541	$16,247
Total property expenses	5,992	6,505
Total other expenses	8,762	9,538
Provision for income taxes	156	111
Loss on disposal of assets	41	53
Net income	590	40
Less: Net income attributable to noncontrolling interests	207	14
Net income attributable to Whitestone REIT	$383	$26

Funds from operations (2)	$3,860	$3,189
Dividends and distributions paid on common shares and OP Units	3,558	3,381
Per common share and OP Unit	$0.1125	$0.1125
Dividends paid as a % of funds from operations	92%	106%
_____________________
(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, and they are no longer included in the gross leasable area.

(2) For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $15.5 million for the six months ended June 30, 2010 as compared to $16.2 million for the six months ended June 30, 2009, a decrease of $0.7 million, or 4%.  The primary reasons for the decrease were lower tenant reimbursement revenues, as a result of lower property expenses, and slightly lower average occupancy for the first six months of 2010 as compared to the same period in 2009.

Property expenses.  Our property expenses were $6.0 million for the six months ended June 30, 2010, as compared to $6.5 million for the six months ended June 30, 2009, a decrease of $0.5 million, or 8%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2010	2009
		(revised)
Real estate taxes	$2,046	$2,112
Utilities	1,136	1,226
Contract services	1,073	1,091
Repairs and maintenance	542	751
Bad debt	220	464
Labor and other	975	861
Total property expenses	$5,992	$6,505

Real estate taxes.  Real estate taxes decreased $66,000, or 3%, during the first six months of 2010, primarily as a result of lower valuations by the various county appraisal districts.  In 2010, as a result of our formal protests of assessed values, the various appraisal districts have agreed to lower valuations, and resulting taxes, by significant amounts.  We actively work to keep our valuations, and resulting taxes, as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $90,000, or 7%, during 2010.  The decrease in utility expenses is primarily attributable to the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Contract services.  Contract services decreased $18,000, or 2%, during 2010.

Repairs and Maintenance.  Repairs and maintenance decreased $209,000, or 28%, during 2010 are primarily attributable to decreases in parking lot repairs, roofing repairs and electrical and lighting repair costs and the internalization of many maintenance functions.  We expect repair and maintenance costs  and the related tenant reimbursement revenues to increase in last six months of 2010 as certain major maintenance items are scheduled to occur.

Bad debt.  Bad debt for the six months ended June 30, 2010 was $244,000, or 53%, less than in 2009.  The decrease in bad debt is primarily attributable to settlements with a small number of tenants that carried large past due accounts receivable balances during the first quarter of 2010.  The settlements resulted in recoveries of accounts receivable balances on which we previously recorded allowances for bad debt, resulting in decreased bad debt expense in 2010.  The settlements also provided for partial reversals of late fees when certain payment arrangement milestones were met, resulting in decreased late fee revenues and bad debt expense in 2010.  We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $114,000, or 13%, in labor and other during 2010 are primarily the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel.  We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals.  This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $8.8 million for the six months ended June 30, 2010, as compared to $9.5 million for the six months ended June 30, 2009, a decrease of approximately $0.7 million, or 7%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2010	2009
		(revised)
General and administrative	$2,472	$3,054
Depreciation and amortization	3,493	3,418
Involuntary conversion	-	190
Interest expense	2,809	2,898
Interest income	(12)	(22)
Total other expenses	$8,762	$9,538

General and administrative. General and administrative expenses decreased approximately $582,000 or 19% for the six months ended June 30, 2010 compared to the same period in 2009.  Share-based compensation expense decreased approximately $354,000 during 2010.  The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target.

With our current asset base, management does not expect to achieve the second performance-based target and expects share-based compensation to be significantly lower during 2010 than 2009.  Should we increase our asset base, we may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.

Salaries and benefits, excluding share-based compensation, were approximately $162,000 less during the six months ended June 30, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.  Additionally, our allocation of internal labor to properties increased $205,000 in 2010, reducing general and administrative expense and increasing property expenses.  Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by realignment of duties and system and process improvements.  Other general and administrative expenses increased $139,000 and were primarily comprised of professional fees.

Involuntary conversion.  Involuntary conversion expense of $190,000 during 2009 represents costs associated with Hurricane Ike.  As of June 30, 2010, we have accrued $2.3 million in expenses representing the cost to complete the remaining repairs.  A portion of the $2.3 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million, and the full impact of the settlement was not known or included in the June 30, 2009 involuntary conversion.

Interest expense.  Interest expense for the six months ended June 30, 2010 was $2,809,000, a decrease of $89,000, or 3%, for the same period in 2009.  A decrease in the average outstanding note payable balance of $4,739,000 accounted for approximately $129,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.5% in 2010 as compared to 5.4% in 2009 accounted for approximately $40,000 in increases to interest expense.

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

Below is the calculation of FFO and the reconciliation to net income attributable to Whitestone REIT, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income attributable to Whitestone REIT	$166	$47	$383	$26
Depreciation and amortization of real estate assets	1,632	1,549	3,229	3,096
Loss on disposal of assets	8	12	41	53
Net income attributable to noncontrolling interests	89	25	207	14
FFO	$1,895	$1,633	$3,860	$3,189

Liquidity and Capital Resources

Overview

Our primary liquidity demands are distributions to holders of our Common Shares and OP Units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Common Shares, sales of OP Units, sales of underperforming properties and other financing opportunities (including a possible listing and public offering of certain of our Common Shares).  We expect that our rental income will increase as we acquire additional properties, subsequently increasing our cash flows generated from operating activities.

Our capital structure includes non-recourse secured debt that we originated on certain properties.  We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the six months ended June 30, 2010, our cash provided from operating activities was $3.8 million and our total distributions were $3.6 million.  Therefore we had cash provided from operating activities in excess of distributions of approximately $0.2 million.  Should we be unable to pay distributions entirely out of our cash flow from operations, we may use cash on-hand, borrowings under any lines of credit available to us at the time or other bank debt.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $3.9 million as of June 30, 2010, as compared to $6.3 million on December 31, 2009.  The decrease of $2.4 million was primarily the result of the following:

Sources of Cash

•	Cash provided from operations of $3.8 million.

Uses of Cash

•	Payment of dividends and distributions of $3.6 million to holders of Common Shares and OP Units.

•	Principal payments on loans of $1.5 million.

•	Repurchase of common shares of $0.2 million.

•	Improvements to real estate of $0.9 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,576	$9,646
$11.2 million 6.52% Note, due 2015	10,965	11,043
$21.4 million 6.53% Notes, due 2013	20,436	20,721
$24.5 million 6.56% Note, due 2013	24,236	24,435
$9.9 million 6.63% Notes, due 2014	9,630	9,757
$0.5 million 3.25% Note, due 2010	251	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,743	26,128

Total	$100,837	$101,782

As of June 30, 2010, we had $100.6 million in notes secured by 21 properties with a carrying value of $107.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and assignment of certain rents and leases associated with those properties.  As of June 30, 2010, we are in compliance with all loan covenants.

Annual maturities of notes payable as of June 30, 2010, are due as set forth below (in thousands):

Year	Amount Due (in thousands)

2010	$1,398
2011	2,410
2012	2,543
2013	66,418
2014	17,799
2015 and thereafter	10,269
Total	$100,837

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

Distributions

The following distributions for Common Shares and OP Units were paid or declared payable during the six months ended June 30, 2010 and the year ended December 31, 2009 (in thousands):

Period	2010 Status	2010 Amount	Per Share / Op Unit	2009 Amount	Per Share / Op Unit

January - March	Paid	$1,773	$0.1125	$1,687	$0.1125
April - June	Paid	1,785	0.1125	1,694	0.1125
July – September	Payable	1,511	0.0950	1,773	0.1125
October – December				1,772	0.1125

Effective with the second quarter of 2010, we lowered our quarterly distribution rate to $0.0950 per Common Share and OP Unit.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of June 30, 2010 and December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market prices and interest rates.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of June 30, 2010, we had $25.7 million of loans, or about 25% of our debt, with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of June 30, 2010, we did not have a fixed rate hedge in place, leaving $25.7 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the Internal Revenue Service, or IRS, were to determine that (i) we failed the 5% asset test for the first quarter of our 2009 taxable year and (ii) our failure of that test was not attributable to reasonable cause, but rather, willful neglect, we would fail to qualify as a REIT for our 2009 taxable year, which would adversely affect our operations and our shareholders.

We recently discovered that we may have inadvertently violated the 5% asset test for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If this investment in a commercial paper investment account is not treated as cash, and is instead treated as a security for purposes of the quarterly 5% asset test applicable to REITs, then we have failed that test for the first quarter of our 2009 taxable year.

If the IRS were to assert that we failed the 5% asset test for the first quarter of our 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, our status as a REIT would terminate as of December 31, 2008. We would not be eligible to again elect REIT status until our 2014 taxable year. Consequently, we would be subject to federal income tax on our taxable income at regular corporate rates and our cash available for distributions to shareholders would be reduced.

Additionally, if we in fact failed the 5% test, but failure is considered due to reasonable cause and not willful neglect, we would be subject to a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which we failed to satisfy the 5% asset test. The amount of such tax is $50,000 and we paid such tax on April 27, 2010.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	48,571	$5.15	___	___
May 1, 2010 – May 31, 2010	___	___	___	___
June 1, 2010 – June 30, 2010	___	___	___	___

(1)
During the three months ended June 30, 2010, the Company acquired Common Shares held by employees who tenderedowned Common Shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

(2)	No shares were purchased as part of publicly announced plans or programs.

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

Whitestone REIT

Date: August 2, 2010	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2010	/s/ David K. Holeman
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
_______________________

*   Filed herewith.

** Furnished herewith.