Form 10-Q
period 2010-09-30
Whitestone REIT
filed 2010-11-02
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Non-accelerated filer (Do not check if a smaller reporting company) ☒            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 2, 2010
Class A Common Stock, $0.001 par value	3,471,201 Shares
Class B Common Stock, $0.001 par value	2,200,000 Shares

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Real estate assets, at cost
Property	$196,877	$192,832
Accumulated depreciation	(38,218)	(34,434)
Total real estate assets	158,659	158,398
Cash and cash equivalents	26,617	6,275
Escrows and acquisition deposits	4,332	8,155
Accrued rents and accounts receivable, net of allowance for doubtful accounts	4,393	4,514
Unamortized lease commissions and loan costs	3,659	3,973
Prepaid expenses and other assets	705	685
Total assets	$198,365	$182,000
LIABILITIES AND EQUITY

Liabilities:
Notes payable	$101,667	$101,782
Accounts payable and accrued expenses	7,224	9,954
Tenants’ security deposits	1,704	1,630
Dividends and distributions payable	2,133	1,775
Total liabilities	112,728	115,141
Commitments and contingencies:
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Class A common shares, $0.001 par value per share; 50,000,000 shares authorized; 3,471,201 and 3,445,769 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3	10
Class B common shares, $0.001 par value per share; 350,000,000 shares authorized; 2,200,000 and 0 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2	-
Additional paid-in-capital	93,378	69,952
Accumulated deficit	(29,632)	(26,372)
Total Whitestone REIT shareholders’ equity	63,751	43,590
Noncontrolling interest in subsidiary	21,886	23,269
Total equity	85,637	66,859
Total liabilities and equity	$198,365	$182,000

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(revised)		(revised)
Property revenues
Rental revenues	$6,489	$6,950	$19,300	$20,027
Other revenues	1,444	1,534	4,174	4,704
Total property revenues	7,933	8,484	23,474	24,731

Property expenses
Property operation and maintenance	2,127	2,149	6,073	6,542
Real estate taxes	956	1,115	3,002	3,227
Total property expenses	3,083	3,264	9,075	9,769

Other expenses (income)
General and administrative	1,263	1,549	3,735	4,603
Depreciation and amortization	1,830	1,741	5,323	5,159
Involuntary conversion	-	(489)	-	(299)
Interest expense	1,401	1,437	4,210	4,335
Interest income	(7)	(8)	(19)	(30)
Total other expenses	4,487	4,230	13,249	13,768

Income from continuing operations before loss on disposal of assets and income taxes	363	990	1,150	1,194

Provision for income taxes	(57)	(55)	(213)	(166)
Loss on disposal of assets	(72)	(5)	(113)	(58)

Net income	234	930	824	970

Less: Net income attributable to noncontrolling interests	57	329	264	343

Net income attributable to Whitestone REIT	$177	$601	$560	$627

Earnings per share – basic
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.18	$0.15	$0.19

Earnings per share – diluted
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.18	$0.15	$0.18

Weighted average number of total common shares outstanding:
Basic	4,020	3,236	3,517	3,236
Diluted	4,040	3,301	3,548	3,303

Dividends declared per Class A common share	$0.2850	$0.3375	$0.9075	$1.0125
Dividends declared per Class B common share	$0.2850	$-	$0.3810	$-

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share data)

	Class A Common Shares		Class B Common Shares		Additional Paid-In	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Units	Dollars	Equity

Balance, December 31, 2009	3,446	$10	-	$-	$69,952	$(26,372)	$43,590	1,815	$23,269	$66,859

Change in par value of common shares	-	(7)	-	-	7	-	-	-	-	-

Issuance of common shares	-	-	2,200	2	23,018	-	23,020	-	-	23,020

Share-based compensation	41	-	-	-	44	-	44	-	-	44

Dividends and distributions	-	-	-	-	-	(3,820)	(3,820)	-	(1,647)	(5,467)

Repurchase of common shares (1)	(16)	-	-	-	(249)	-	(249)	-	-	(249)

Reclassification of dividend reinvestment plan shares with expired escission rights to equity from liabilities at $3.17 per share	-	-	-	-	606	-	606	-	-	606

Net income	-	-	-	-	-	560	560	-	264	824

Balance, September 30, 2010	3,471	$3	2,200	$2	$93,378	$(29,632)	$63,751	1,815	$21,886	$85,637
_________________
(1) During the three months ended June 30, 2010, the Company acquired Class A common shares held by employees who tendered owned Common Shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
		(revised)
Cash flows from operating activities:
Net income	$824	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,323	5,159
Loss on disposal of assets	113	58
Bad debt expense	357	803
Share-based compensation	219	745
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,893	(533)
Accrued rent and accounts receivable	(236)	(5,401)
Unamortized lease commissions and loan costs	(514)	(517)
Prepaid expenses and other assets	514	421
Accounts payable and accrued expenses	(2,157)	3,915
Tenants’ security deposits	74	17
Net cash provided by operating activities	8,410	5,637

Cash flows from investing activities:
Acquisitions of real estate	(2,225)	(5,619)
Additions to real estate	(2,439)	(2,590)
Net cash used in investing activities	(4,664)	(8,209)

Cash flows from financing activities:
Dividends paid on common shares and common share equivalents	(3,534)	(3,482)
Distributions paid to OP unit holders	(1,742)	(1,671)
Proceeds from issuance of common shares	23,020	-
Proceeds from notes payable	1,430	9,791
Repayments of notes payable	(2,231)	(8,046)
Payments of loan origination costs	(98)	(288)
Repurchase of common shares	(249)	-
Net cash provided by (used in) financing activities	16,596	(3,696)

Net increase (decrease) in cash and cash equivalents	20,342	(6,268)
Cash and cash equivalents at beginning of period	6,275	12,989
Cash and cash equivalents at end of period	$26,617	$6,721

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,217	$4,116
Cash paid for taxes	$262	$223

Noncash investing and financing activities:
Disposal of fully depreciated real estate	$468	$531
Financed insurance premiums	$616	$478
Acquisition of real estate in exchange for OP units	$-	$3,625
Change in par value of Class A common shares	$7	$-

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2009 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of September 30, 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2010, and the results of operations for the three and nine month periods ended September 30, 2010 and 2009, the consolidated statement of changes in equity for the nine month period ended September 30, 2010 and cash flows for the nine month periods ended September 30, 2010 and 2009.  All of these adjustments are of a normal recurring nature with the exception of a retroactive restatement of share and unit counts and per share and unit amounts to reflect our 1-for-3 reverse share split in August 2010.  For further details see Note 8, Equity.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Business.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of effectuating the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 Class A common shares of beneficial interest of the Maryland entity (the “Class A common shares”).  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2010 and December 31, 2009, Whitestone owned and operated 37 and 36 commercial properties, respectively,  in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  Summary of Significant Accounting Policies

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2010 and December 31, 2009, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated.  Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Class A common shares and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, Class A common shares on a one-for-one basis (the “OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Share-Based Compensation.   From time to time, we grant nonvested restricted Class A common share awards or restricted Class A common share units which convert upon vesting to Class A common shares, to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We intend to amend the 2008 Plan to allow for awards of Class B common shares. We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  For the three months ended September 30, 2010 and 2009, we recognized $0.1 million and $0.2 million in share-based compensation expense, respectively, and for the nine months ended September 30, 2010 and 2009, we recognized $0.2 million and $0.7 million, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
3.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2010	December 31, 2009

Tenant receivables	$1,650	$1,770
Accrued rent and recoveries	3,913	3,636
Allowance for doubtful accounts	(1,190)	(894)
Other receivables	20	2
Total	$4,393	$4,514

4.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	September 30, 2010	December 31, 2009

Leasing commissions	$4,853	$4,601
Deferred financing cost	2,307	2,208
Total cost	7,160	6,809
Less: leasing commissions accumulated amortization	(2,599)	(2,246)
Less: deferred financing cost accumulated amortization	(902)	(590)
Total cost, net of accumulated amortization	$3,659	$3,973

5.  Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,539	$9,646
$1.5 million 6.50% Note, due 2014	1,500	-
$11.2 million 6.52% Note, due 2015	10,942	11,043
$21.4 million 6.53% Notes, due 2013	20,290	20,721
$24.5 million 6.56% Note, due 2013	24,134	24,435
$9.9 million 6.63% Notes, due 2014	9,565	9,757
$0.5 million 3.25% Note, due 2010	145	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,552	26,128

Total	$101,667	$101,782

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

As of September 30, 2010, we had $101.5 million in notes secured by 23 properties with a carrying value of $110.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of September 30, 2010, we are in compliance with all loan covenants.

On September 10, 2010, we executed a promissory note (the "Promissory Note") in the amount of $1.5 million (the "New Loan") payable to MidFirst Bank, a federally chartered savings association (the "Lender"), with an applicable interest rate of 6.5% per annum.  Monthly payments of $10,128 are due beginning November 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014.  The Promissory Note is secured by a second lien deed of trust on our retail facility, Windsor Park, located in Windcrest, Texas, a first lien deed of trust on our Brookhill office/flex building located in Houston, Texas and a first lien deed of trust on our Zeta office building located in Houston, Texas. The funds from the Promissory Note will be used for capital improvements to Windsor Park (the "Construction").

The loan documents executed in connection with the Promissory Note (the "Loan Documents") include a Limited Guaranty by us of the Promissory Note until the Windsor Park Construction is completed.  Following this event, we will remain liable for the deficiency, if any, following a foreclosure of property securing the Promissory Note; provided that upon the occurrence of certain "Full Recourse Events" defined in the Loan Documents, our obligations shall convert to a full guarantee of the New Loan.

In connection with the Promissory Note, the Loan Documents also provide for a modification of our existing loan with the Lender in the amount of $10,000,000 (the "Existing Loan").  The Loan Documents provide that the promissory note executed in connection with the Existing Loan is modified to be secured, in part, by second liens on the Brookhill and Zeta Buildings, as well as certain other modifications for the purpose of cross collateralizing and cross-defaulting the two loans.  The Existing Loan is also modified by that certain Modification of Promissory Note which provides that payments of $61,773 are due beginning October 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014.  Finally, the Loan Documents include a Modification of Limited Guaranty which provides that the Limited Guaranty executed in connection with the Existing Loan is only for the deficiency, if any, following the foreclosure of property securing the Existing Loan; provided that upon the occurrence of certain "Full Recourse Events" defined in the Modification of Limited Guaranty, our obligations shall convert to a full guarantee of the Existing Loan.

Annual maturities of notes payable as of September 30, 2010 are due as set forth below:

Year	Amount Due (in thousands)

2010	$735
2011	2,444
2012	2,578
2013	66,426
2014	19,215
2015 and thereafter	10,269
Total	$101,667

6.  Earnings Per Share

Basic earnings per share for Whitestone’s common shareholders is calculated by dividing net income attributable to common shareholders excluding amounts attributable

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

to unvested restricted shares by Whitestone’s weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income attributable to common shareholders excluding amounts attributable to unvested restricted shares by the weighted-average number of common shares including any dilutive unvested restricted Class A common shares.

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   We excluded 1,814,569 OP Units from the calculation of diluted earnings per share for each of the three and nine month periods ended September 30, 2010 and 2009, because their effect would be anti-dilutive.

For the three month periods ended September 30, 2010 and 2009, distributions of $58,000 and $71,000, respectively, were made to the holders of certain restricted Class A common shares, of which $52,000 and $64,000, respectively, were charged against earnings.  For the nine month periods ended September 30, 2010 and 2009, distributions of $196,000 and $206,000, respectively, were made to the holders of certain restricted Class A common shares, of which $175,000 and $185,000, respectively, were charged against earnings.  See Note 10 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net income	$234	$930	$824	$970
Less: Net income attributable to noncontrolling interests	(57)	(329)	(264)	(343)
Dividends paid on unvested restricted shares	(6)	(7)	(21)	(20)
Undistributed earnings attributable to unvested restricted shares	-	-	-	-
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$171	$594	$539	$607

Denominator:
Weighted average number of common shares - basic	4,020	3,236	3,517	3,236
Effect of dilutive securities:
Unvested restricted shares	20	65	31	67
Weighted average number of common shares - dilutive	4,040	3,301	3,548	3,303

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.18	$0.15	$0.19
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.18	$0.15	$0.18

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

7.  Income Taxes

Federal income taxes are not assessed against us because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Our shareholders include their proportionate taxable income in their individual tax returns.  As a REIT, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We recently discovered that we may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank.  If our investment in a commercial paper investment sweep account through such cash management agreement is not treated as cash, and is instead treated as a security of a single issuer for purposes of the “5% asset test,” then we failed the “5% asset test” for the first quarter of our 2009 taxable year.  We believe, however, that if we failed the “5% asset test,” our failure would be considered due to reasonable cause and not willful neglect and, therefore, we would not be disqualified as a REIT for our 2009 taxable year.  We would be, however, subject to certain reporting requirements and a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which we failed to satisfy the “5% asset test.”  The amount of such tax was $50,000, and we paid such tax on April 27, 2010.

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

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $57,000 and $55,000 for the three months ended September 30, 2010 and 2009, respectively.  Additionally, we have recorded a margin tax provision of approximately $163,000 and $166,000 for the nine months ended September 30, 2010 and 2009, respectively.

8.  Equity

Recapitalization, listing and offering of common stock.

On August 24, 2010, we filed with the State Department of Assessments and Taxation of Maryland (the “SDAT”) amendments to our declaration of trust that (i) changed the name of all of its common shares of beneficial interest, par value $0.001 to Class A common shares, (ii) effected a 1-for-3 reverse

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

share split of its Class A common shares and (iii) changed the par value of the Class A common shares to $0.001 per share after the reverse share split.  All prior period share and per share amounts have been retroactively restated to reflect the reverse share split.  In addition, the Company filed with the SDAT articles supplementary to its declaration of trust that created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares” (the “Class B common shares” and collectively with Class A common shares, the “common shares”). The rights of the Class A common shareholders did not change with the change in the title of the class. Each Class B common share has the following rights:

•	the right to vote together with Class A common shareholders on all matters submitted to the Company’s shareholders;

•	one vote on all matters voted upon by the Company’s shareholders;

•	the right to receive dividends equal to any dividends declared on the Class A common shares; and

•	liquidation rights equal to the liquidation rights of each Class A common share.

Each of the articles of amendment and the articles supplementary were effective upon filing with the SDAT.

On August 25, 2010, in conjunction with the listing of our Class B common shares on the NYSE-Amex, we offered and subsequently issued 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to us.  As of September 30, 2010, we had 3,471,201 Class A common shares, 2,200,000 Class B common shares, and 1,814,569 OP Units, not held by us, outstanding.

Dividends and distributions. The following table summarizes the cash dividends and distributions paid to holders of Common Shares (including holders of Common Shares after August 25, 2010) and holders of OP Units (noncontrolling interests), respectively, for the four quarters of 2009 and the first three quarters of 2010.

Total Dividends and Distributions Paid
Amount Per Common Share / OP Unit	Quarter Paid	Total Amount (in thousands)

$0.3375	03/31/2009	$1,687
0.3375	06/30/2009	1,694
0.3375	09/30/2009	1,772
0.3375	12/31/2009	1,773

0.3375	03/31/2010	1,773
0.3375	06/30/2010	1,785
0.2850	09/30/2010	1,718

Dividend reinvestment plan.  Our former dividend reinvestment plan allowed our shareholders to elect to have dividends from our Class A common shares reinvested in additional Class A common shares.  The purchase price per share under our dividend reinvestment plan was $9.50.  On March 27, 2007, we gave the required ten day notice to participants informing them that we intended to terminate our dividend reinvestment plan.  As a result, our dividend reinvestment plan terminated on April 6, 2007.  Shares issued under our dividend reinvestment plan were registered on our Registration Statement on Form S-11 originally filed with the SEC on December 31, 2003 (File No. 333-111674), as amended.  We did not amend or supplement our Registration Statement following our change in management on October

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

2, 2006, and the events that occurred thereafter.  As a result, shareholders that received approximately 64,000 Class A common shares issued under our dividend reinvestment plan on or after that date could have been entitled to rescission rights.  These rights would have entitled these shareholders to recovery of their purchase price less any income received on their shares.  The rescission rights on those 64,000 Class A common shares lapsed, and we reclassified approximately $606,000 from accounts payable and accrued expenses to additional paid-in capital on our Consolidated Balance Sheets for the nine month period ended September 30, 2010.

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

Hurricane Ike.  In September 2008, Hurricane Ike caused minor to moderate harm to our 31 properties in Houston, ranging from broken signage to uprooted landscaping; other properties had more significant issues, such as damaged roofing and exterior siding.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million.  As of September 30, 2010, we have a remaining accrual of $1.4 million in expenses representing the cost to complete the remaining repairs.  A portion of the $1.4 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.

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

10.  Incentive Share Plan

On July 29, 2008, our shareholders approved our 2008 Plan which provides that awards may be made with respect to Class A common shares or OP Units, which may be converted into Class A common shares of Whitestone. The 2008 Plan authorizes awards in respect of an aggregate of 721,480 Class A common shares. The maximum aggregate number of Class A common shares that may be issued under the 2008 Plan will be increased upon each issuance of Class A common shares by Whitestone (including issuances pursuant to the 2008 Plan) so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal to 12.5% of the aggregate number of Class A common shares of

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Whitestone and OP Units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).  We intend to amend the 2008 Plan to allow for awards of Class B common shares.

The Compensation Committee of Whitestone’s Board of Trustees administers the 2008 Plan, except awards to non-employee trustees, which are administered by Whitestone’s Board of Trustees. The Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Committee is also authorized to grant restricted Class A common shares, restricted Class A common share units, performance awards and other share-based awards.

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of our officers restricted Class A common shares and restricted Class A common share units subject to certain restrictions.  The restricted Class A common shares and restricted Class A common share units will vest based on certain performance goals (as specified in the award agreement).  The grantee is the record owner of the restricted Class A common shares and has all rights of a shareholder with respect to the restricted Class A common shares, including the right to vote the restricted Class A common shares and to receive dividends and distributions with respect to the restricted Class A common shares. The grantee has no rights of a shareholder with respect to the restricted Class A common share units, including no right to vote the restricted Class A common share units and no right to receive current dividends and distributions with respect to the restricted Class A common share units until the restricted Class A common share units are fully vested and convertible to Class A common shares of Whitestone.

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	588,564	$12.39
Granted	31,858	14.09
Vested	(55,699)	12.48
Forfeited	(41,476)	12.55
Non-vested at September 30, 2010	523,247	$12.48
Available for grant at September 30, 2010	158,723

Total compensation recognized in earnings for share-based payments for the three months ended September 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively, and total compensation recognized in earnings for share-based payments for the nine months ended September 30, 2010 and 2009 was $0.2 million and $0.7 million, respectively.

Total compensation recognized in earnings for share-based payments for the year ended December 31, 2009 was $1.0 million, which represented achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As a result, as of September 30, 2010, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management’s current estimates.

As of September 30, 2010, there were 15,373 outstanding nonvested time-based Class A common shares with a weighted average grant date fair value of $15.45 per share, resulting in total unrecognized

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

compensation cost of $0.2 million, which is expected to be recognized over a weighted-average period of approximately 3 years.  The fair value of the shares granted was determined based on observable market transactions occurring near the date of the grants.

11.  Grants to Trustees

On March 25, 2009, each of our five independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012.  During the nine months ended September 30, 2010, 3,891 of these restricted shares vested.  These restricted shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Plan.

The 8,333 Class A common shares granted to our five independent trustees had a weighted average grant date fair value of $14.81 per share, resulting in total unrecognized compensation cost of approximately $49,000 as of September 30, 2010, which is expected to be recognized over a weighted-average period of approximately two years.  The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

12.  Segment Information

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

13.  Related Party Transactions

Spoerlein Commons Acquisition

On January 16, 2009, we, through our Operating Partnership, acquired Spoerlein Commons, a property located in Buffalo Grove, Illinois.  Our Operating Partnership acquired Spoerlein Commons pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008, between our Operating Partnership and Bank One Chicago, NA as trustee under a trust agreement dated January 29, 1986 (the “Seller”).  Midwest Development Venture IV (“Midwest”) is the sole beneficiary of the Seller under the Trust Agreement.

An independent appraiser valued Spoerlein Commons for $9.6 million.  In exchange for this property, our Operating Partnership paid the Seller $5.5 million, received credit for net prorations of $0.3 million and issued 234,637 OP Units, valued at $15.45 per unit by an independent appraiser, or an aggregate of $3.6 million, for a total purchase price of $9.4 million.

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

The OP Units received by Midwest were convertible on a one-for-one basis into cash or, at our option, our Class A common shares at any time after July 1, 2009 in accordance with the terms of the partnership agreement.  The Seller was not entitled to any distributions with respect to the OP Units prior

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

to June 30, 2009.  The results of Spoerlein Commons are included in our consolidated financial statements as of the date of the acquisition.

Executive Relocation

On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio.  Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence.  In May 2010, we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston.  Since the engagement of the relocation firm, no offers on the home have been received.  Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate.  The first $450,000 plus the tax on that amount will be paid in cash.  Any amount payable in excess of $450,000 will be paid in Common Shares at the market value of the shares, as determined in the reasonable judgment of the Board, as of the time of the sale of the residence.  The Common Shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments.  In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  We have previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

14.  Real Estate

As of September 30, 2010, we owned 37 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.0 million square feet of total leasable area.

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona, for approximately $2.2 million in cash and net prorations.  The property, The Citadel, is a Class A community center and is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

15.  Subsequent Events

Sunnyslope Village Acquisition

On November 1, 2010, we acquired a property that meets our Community Centered Property strategy, containing 111,227 leasable square feet located in Phoenix, Arizona, for approximately $6.4 million in cash and net prorations.  Sunnyslope Village is located across from John C. Lincoln Hospital, the major employer in the area, and is within one quarter of a mile of Sunnyslope High School.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

As of September 30, 2010, we had a total of 770 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.3% of our total revenues for the nine months ended September 30, 2010.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 235 new and renewal leases during the nine months ended September 30, 2010 totaling approximately 535,000 square feet and $20.9 million in total lease value.  This compares to 196 new and renewal leases totaling approximately 500,000 square feet and approximately $18.3 million in total lease value during the same period in 2009.

On August 24, 2010, we amended our declaration of trust to (i) change the name of all of our common shares of beneficial interest, par value $0.001 to “Class A common shares,” (ii) effect a 1-for-3 reverse share split of our Class A common shares and (iii) change the par value of our Class A common shares to $0.001 per share after the reverse share split.  All prior period share and per share amounts have been retroactively restated to reflect the reverse share split. In addition, we created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares.” The rights of the Class A common shareholders did not change with the change in the title of the class. Each Class B Common Share has the following rights:

•	the right to vote together with Class A common shareholders on all matters submitted to the Company’s shareholders;

•	one vote on all matters voted upon by the Company’s shareholders;

•	the right to receive dividends equal to any dividends declared on the Class A common shares; and

•	liquidation rights equal to the liquidation rights of each Class A Common Share.

On August 25, 2010, we listed our Class B common shares on the NYSE-Amex, in connection with our initial public offering of 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to us.  As of September 30, 2010, we had 3,471,201 Class A common shares, 2,200,000 Class B common shares, and 1,814,569 OP Units not held by us, outstanding.

We employed 50 full-time employees as of September 30, 2010.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $7.9 million for the three months ended September 30, 2010 as compared to $8.5 million for the three months ended September 30, 2009, a decrease of $0.6 million, or 7%.  Revenue for the three months ended September 30, 2009 included approximately $0.4 million in business interruption revenue that was not repeated during 2010.  The remaining decrease in revenue for the three months ended September 30, 2010 is due to lower tenant reimbursement revenue.  Rental income and tenant reimbursements for the nine months ended September 30, 2010 and 2009 were approximately $23.5 million and $24.7 million, respectively, a decrease of $1.2 million, or 5%.  The decrease in revenue is primarily attributable to $0.6 million in lower tenant reimbursements, $0.5 million in business interruption revenue in 2009 that was not repeated in 2010 and $0.1 million in lower rents.  The business interruption revenue in 2009 was recovered as part of our Hurricane Ike claim, and the lower tenant reimbursement revenues are the result of lower property expenses in 2010 than in 2009.  Our occupancy rate was 83% as of  September 30, 2010 and 82% as of September 20, 2009.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should result in some growth in rental income.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases.  As of September 30, 2010, approximately 38% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate.  If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of September 30, 2010, we owned and operated 37 Community Centered properties consisting of:

•	nineteen retail centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $71.7 million;

•	seven office building centers containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $45.0 million; and

•	eleven office/flex centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $42.0 million.

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

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations.  The property, The Citadel, a Class A community center, is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,396 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 234,637 units of limited partnership interest in our Operating Partnership (“OP Units”) valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV (“MDV IV”), an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.  The independent appraiser valued the property at $9.6 million.

In October 2007, we acquired a property that meets our Community Centered Property strategy, containing 33,400 leasable square feet in the Phoenix, Arizona metropolitan area, for approximately $8.3 million.  The property, Pima Norte, is a one-story and two-story class “A” professional, executive and medical office building.  We began leasing Pima Norte during 2008.  Since we acquired the property in 2007, we have invested approximately $0.8 million to complete the build-out of one of the buildings and have capitalized approximately $0.5 million in interest cost, resulting in the total investment through September 30, 2010 of approximately $9.8 million.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2009, under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the first nine months of 2010.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited financial statements.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2010 and 2009

The following tables provide a general comparison of our results of operations for the three months ended September 30, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per share and OP Unit data):

	Three Months Ended September 30,
	2010	2009
		(revised)

Number of properties owned and operated	37	36
Aggregate gross leasable area (sq. ft) (1)	3,042,811	3,039,300
Ending occupancy rate - operating portfolio(2)	83%	82%
Ending occupancy rate - all properties	82%	82%

Total property revenues	$7,933	$8,484
Total property expenses	3,083	3,264
Total other expenses	4,487	4,230
Provision for income taxes	57	55
Loss on disposal of assets	72	5
Net income	234	930
Less: Net income attributable to noncontrolling interests	57	329
Net income attributable to Whitestone REIT	$177	$601

Funds from operations (3)	$2,007	$2,527
Dividends and distributions paid on Common Shares and OP Units	1,718	1,772
Per Common Share and OP Unit	$0.2850	$0.3375
Dividends paid as a % of funds from operations	86%	70%
_____________________
(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, therefore they are no longer included in the gross leasable area.

(2)	Excludes new acquisitions, through the earlier of (i) attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $7.9 million for the three months ended September 30, 2010 as compared to $8.5 million for the three months ended September 30, 2009, a decrease of $0.6 million, or 7%.  Revenue for the three months ended September 30, 2009 included approximately $0.4 million in business interruption revenue that was recovered as part of our insurance claims caused by Hurricane Ike and that was not repeated during 2010.  The remaining decrease in revenue for the three months ended September 30, 2010 was due to lower tenant reimbursement revenue.

Property expenses.  Our property expenses were $3.1 million for the three months ended September 30, 2010, as compared to $3.3 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 6%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2010	2009
		(revised)
Real estate taxes	$956	$1,115
Utilities	576	630
Contract services	515	499
Repairs and maintenance	374	254
Bad debt	137	339
Labor and other	525	427
Total property expenses	$3,083	$3,264

Real estate taxes.  Real estate taxes decreased $159,000, or 14%, during the three months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of lower valuations by the various county appraisal districts.  In 2010, primarily as a result of our formal protests of assessed values, the various appraisal districts have agreed to lower valuations and resulting taxes by significant amounts.  We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $54,000, or 9%, during the three months ended September 30, 2010 as compared to the same period in 2009.  The decrease in utility expenses is primarily attributed to the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Repairs and Maintenance.  Repairs and maintenance expenses increased $120,000, or 47%, during 2010 as compared to the same period in 2009 and are primarily attributable to scheduled parking lot repairs that occurred in the third quarter.

Bad debt.  Bad debt for the three months ended September 30, 2010 decreased $202,000, or 60%, as compared to the same period in 2009.  We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $98,000, or 23%, in labor and other during 2010 are the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel.  We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals.  This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $4.5 million for the three months ended September 30, 2010, as compared to $4.2 million for the three months ended September 30, 2009, an increase of approximately $0.3 million, or 7%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2010	2009
		(revised)
General and administrative	$1,263	$1,549
Depreciation and amortization	1,830	1,741
Involuntary conversion	-	(489)
Interest expense	1,401	1,437
Interest income	(7)	(8)
Total other expenses	$4,487	$4,230

General and administrative. General and administrative expenses decreased approximately $286,000 or 18% for the three months ended September 30, 2010 compared to the same period in 2009.  Share-based compensation expense decreased approximately $171,000 during 2010.  The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the second performance-based target and expects share-based compensation to be significantly lower during 2010 than 2009.

Should we increase our asset base, we may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.

Salaries and benefits, excluding share-based compensation, were approximately $85,000 less during the three months ended September 30, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.  Additionally, our allocation of internal labor to properties increased $130,000 in 2010, reducing general and administrative expense and increasing property expenses.  Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by realignment of duties and system and process improvements.  Other general and administrative expenses increased $71,000.  Legal expenses were the largest component of the increase.

Involuntary conversion.  Involuntary conversion gain of $489,000 during 2009 represents the September 30, 2009 estimate of insurance proceeds and costs associated with Hurricane Ike.  As of September 30, 2010, we have accrued $1.4 million in expenses representing the cost to complete the remaining repairs.  A portion of the $1.4 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million, and the full impact of the settlement was not known or included in the September 30, 2009 involuntary conversion gain.

Interest expense.  Interest expense for the three months ended September 30, 2010 was $1,401,000, a decrease of $36,000, or 3%, from 2009.  A decrease in the average outstanding note payable balance of $4,183,000 accounted for approximately $57,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.5% in 2010 as compared to 5.4% in 2009 accounted for approximately $21,000 in increased interest expense.

Results of Operations

Comparison of the Nine Month Periods Ended September 30, 2010 and 2009

The following tables provide a general comparison of our results of operations for the nine months ended September 30, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per share and OP Unit data):

	Nine Months Ended September 20,
	2010	2009
		(revised)

Number of properties owned and operated	37	36
Aggregate gross leasable area (sq. ft) (1)	3,042,811	3,039,300
Ending occupancy rate - operating portfolio(2)	83%	82%
Ending occupancy rate - all properties	82%	82%

Total property revenues	$23,474	$24,731
Total property expenses	9,075	9,769
Total other expenses	13,249	13,768
Provision for income taxes	213	166
Loss on disposal of assets	113	58
Net income	824	970
Less: Net income attributable to noncontrolling interests	264	343
Net income attributable to Whitestone REIT	$560	$627

Funds from operations (3)	$5,867	$5,716
Dividends and distributions paid on Common Shares and OP Units	5,276	5,153
Per Common Share and OP Unit	$0.9600	$1.0125
Dividends paid as a % of funds from operations	90%	90%
_____________________
(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, therefore they are no longer included in the gross leasable area.

(2)	Excludes new acquisitions, through the earlier of (i) attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  Rental income and tenant reimbursements for the nine months ended September 30, 2010 and 2009 were approximately $23.5 million and $24.7 million, respectively, a decrease of $1.2 million, or 5%.  The decrease in revenue is primarily attributable to $0.6 million in lower tenant reimbursements, $0.5 million in business interruption revenue in 2009 that was not repeated in 2010 and $0.1 million in lower rents.  The business interruption revenue in 2009 was recovered as part of our Hurricane Ike claim, and the lower tenant reimbursement revenues are the result of lower property expenses in 2010 than in 2009.

Property expenses.  Our property expenses were $9.1 million for the nine months ended September 30, 2010, as compared to $9.8 million for the nine months ended September 30, 2009, a decrease of $0.7 million, or 7%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2010	2009
		(revised)
Real estate taxes	$3,002	$3,227
Utilities	1,712	1,856
Contract services	1,588	1,590
Repairs and maintenance	916	1,005
Bad debt	357	803
Labor and other	1,500	1,288
Total property expenses	$9,075	$9,769

Real estate taxes.  Real estate taxes decreased $225,000, or 7%, during the first nine months of 2010, primarily as a result of lower valuations by the various county appraisal districts.  In 2010, primarily as a result of our formal protests of assessed values, the various appraisal districts have agreed to lower valuations and resulting taxes by significant amounts.  We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $144,000, or 8%, during the nine months ended September 30, 2010 as compared to the same period in 2009.  The decrease in utility expenses is primarily attributable to the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Repairs and Maintenance.  Repairs and maintenance decreased $89,000, or 9%, during the nine months ended September 30, 2010 as compared to the same period in 2009 are primarily attributable to decreases in roofing repairs and electrical and lighting repair costs and the internalization of many maintenance functions.

Bad debt.  Bad debt for the nine months ended September 30, 2010 decreased $446,000, or 56%, as compared to the same period in 2009.  The decrease in bad debt is primarily attributable to settlements with a small number of tenants that carried large past due accounts receivable balances during the first quarter of 2010.  The settlements resulted in recoveries of accounts receivable balances on which we previously recorded allowances for bad debt, resulting in decreased bad debt expense in 2010.  The settlements also provided for partial reversals of late fees when certain payment arrangement milestones were met, resulting in decreased late fee revenues and bad debt expense in 2010.  We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $212,000, or 16%, in labor and other during the nine months ended September 30, 2010 as compared to the same period in 2009 are primarily the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel.  We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals.  This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $13.2 million for the nine months ended September 30, 2010, as compared to $13.8 million for the nine months ended September 30, 2009, a decrease of approximately $0.6 million, or 4%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2010	2009
		(revised)
General and administrative	$3,735	$4,603
Depreciation and amortization	5,323	5,159
Involuntary conversion	-	(299)
Interest expense	4,210	4,335
Interest income	(19)	(30)
Total other expenses	$13,249	$13,768

General and administrative. General and administrative expenses decreased approximately $868,000 or 19% for the nine months ended September 30, 2010 compared to the same period in 2009.  Share-based compensation expense decreased approximately $526,000 during 2010.  The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the second performance-based target and expects share-based compensation to be significantly lower during 2010 than 2009.  Should we increase our asset base, we may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.

Salaries and benefits, excluding share-based compensation, were approximately $248,000 less during the nine months ended September 30, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.  Additionally, our allocation of internal labor to properties increased $335,000 in 2010, reducing general and administrative expense and increasing property expenses.  Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by realignment of duties and system and process improvements.  Other general and administrative expenses increased $241,000 and were primarily comprised of professional fees.

Involuntary conversion.  Involuntary conversion gain of $299,000 during 2009 represents the September 30, 2009 estimate of insurance proceeds and costs associated with Hurricane Ike.  As of September 30, 2010, we have accrued $1.4 million in expenses representing the cost to complete the remaining repairs.  A portion of the $1.4 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million, and the full impact of the settlement was not known or included in the September 30, 2009 involuntary conversion.

Interest expense.  Interest expense for the nine months ended September 30, 2010 was $4,210,000, a decrease of $125,000, or 3%, for the same period in 2009.  A decrease in the average outstanding note payable balance of $3,753,000 accounted for approximately $154,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.52% in 2010 as compared to 5.48% in 2009 accounted for approximately $29,000 in increases to interest expense.

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

Below is the calculation of FFO and the reconciliation to net income attributable to Whitestone REIT, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income attributable to Whitestone REIT	$177	$601	$560	$627
Depreciation and amortization of real estate assets	1,701	1,592	4,930	4,688
Loss on disposal of assets	72	5	113	58
Net income attributable to noncontrolling interests	57	329	264	343
FFO	$2,007	$2,527	$5,867	$5,716

Liquidity and Capital Resources

Overview

Our primary liquidity demands are distributions to holders of our Common Shares and OP Units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Common Shares, sales of OP Units, sales of underperforming properties and other financing opportunities including equity issuance and debt financing.  We expect that our rental income will increase as we acquire additional properties, subsequently increasing our cash flows generated from operating activities.  We intend to acquire such additional properties through equity issuance, including our recent initial public offering of Class B common shares, and through debt financing.

Our capital structure includes non-recourse secured debt that we originated on certain properties.  We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the nine months ended September 30, 2010, our cash provided from operating activities was $8.4 million and our total distributions were $5.3 million.  Therefore we had cash provided from operating activities in excess of distributions of approximately $3.1 million.  Should we be unable to pay distributions entirely out of our cash flow from operations, we may use cash on-hand, borrowings under any lines of credit available to us at the time or other bank debt and proceeds from notes payable.

We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Cash and Cash Equivalents

We had cash and cash equivalents of $26.6 million as of September 30, 2010, as compared to $6.3 million on December 31, 2009.  The increase of $20.3 million was primarily the result of the following:

Sources of Cash

•	Cash provided from operations of $8.4 million;

•	Proceeds from notes payable, net of loan origination costs of $1.3 million;

•	Proceeds from issuance of our Class B common shares of $23.0 million;

Uses of Cash

•	Payment of dividends and distributions of $5.3 million to holders of Common Shares and OP Units;

•	Principal payments on loans of $2.2 million;

•	Repurchase of Class A common shares of $0.2 million;

•	Improvements to real estate of $2.5 million; and

•	Acquisition of real estate of $2.2 million

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,539	$9,646
$1.5 million 6.50% Note, due 2014	1,500	-
$11.2 million 6.52% Note, due 2015	10,942	11,043
$21.4 million 6.53% Notes, due 2013	20,290	20,721
$24.5 million 6.56% Note, due 2013	24,134	24,435
$9.9 million 6.63% Notes, due 2014	9,565	9,757
$0.5 million 3.25% Note, due 2010	145	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,552	26,128

Total	$101,667	$101,782

As of September 30, 2010, we had $101.5 million in notes secured by 23 properties with a carrying value of $110.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of September 30, 2010, we are in compliance with all loan covenants.

On September 10, 2010, we executed a promissory note (the "Promissory Note") in the amount of $1.5 million (the "New Loan") payable to MidFirst Bank, a federally chartered savings association (the "Lender"), with an applicable interest rate of 6.5% per annum.  Monthly payments of $10,128 are due on November 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014.  The Promissory Note is secured by a second lien deed of trust on our Windsor Park retail facility located in Windcrest, Texas, a first lien deed of trust on our Brookhill office/flex building located in Houston, Texas and a first lien deed of trust on our Zeta office building located in Houston, Texas.  The funds from the Promissory Note will be used for capital improvements to Windsor Park (the "Construction").

The loan documents executed in connection with the Promissory Note (the "Loan Documents") include a Limited Guaranty by us of the Promissory Note until the Windsor Park Construction is completed.  Following this event, we will remain liable for the deficiency, if any, following a foreclosure of property securing the Promissory Note; provided that upon the occurrence of certain "Full Recourse Events" defined in the Loan Documents, our obligations shall convert to a full guarantee of the New Loan.

In connection with the Promissory Note, the Loan Documents also provide for a modification of our existing loan with the Lender in the amount of $10,000,000 (the "Existing Loan").  The Loan Documents provide that the promissory note executed in connection with the Existing Loan is modified to be secured, in part, by second liens on the Brookhill and Zeta Buildings, as well as certain other modifications for the purpose of cross collateralizing and cross-defaulting the two loans.  The Existing Loan is also modified by that certain Modification of Promissory Note which provides that payments of $61,773 are due on October 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014.  Finally, the Loan Documents include a Modification of Limited Guaranty which provides that the Limited Guaranty executed in connection with the Existing Loan is only for the deficiency, if any, following the foreclosure of property securing the Existing Loan; provided that upon the occurrence of certain "Full Recourse Events" defined in the Modification of Limited Guaranty, our obligations shall convert to a full guarantee of the Existing Loan.

Annual maturities of notes payable as of September 30, 2010, are due as set forth below (in thousands):

Year	Amount Due (in thousands)

2010	$735
2011	2,444
2012	2,578
2013	66,426
2014	19,215
2015 and thereafter	10,269
Total	$101,667

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

Distributions

The following distributions for Common Shares and OP Units were paid or declared payable during the nine months ended September 30, 2010 and the year ended December 31, 2009 (in thousands):

Period	2010 Status	2010 Amount	Per Share / Op Unit	2009 Amount	Per Share / Op Unit

January - March	Paid	$1,773	$0.3375	$1,687	$0.3375
April - June	Paid	1,785	0.3375	1,694	0.3375
July – September	Paid	1,718	0.2850	1,773	0.3375
October – December	Payable	2,133	0.2850	1,772	0.3375

Effective with the second quarter of 2010, we lowered our quarterly distribution rate to $0.2850 per Common Share and OP Unit.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of September 30, 2010 and December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market prices and interest rates.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of September 30, 2010, we had $25.6 million of loans, or about 25% of our debt, with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of September 30, 2010, we did not have a fixed rate hedge in place, leaving $25.6 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)  Not applicable.

(c)  During the period covered by this Form 10-Q, we did not repurchase any of our Common Shares.

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

Whitestone REIT
Date: November 2, 2010	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2010	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.             Description

3.1
Articles of Amendment and Restatement of Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed on December 6, 2006)

3.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.6	Amended and Restated Bylaws (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2008)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

*   Filed herewith.
** Furnished herewith.