Form 10-K
period 2010-12-31
Whitestone REIT
filed 2011-03-01
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

[Mark One]
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 000-50256
______________________________

(Exact Name of Registrant as Specified in Its Charter)

Maryland	76-0594970
(State or Other Jurisdiction of incorporation or	(I.R.S. Employer
Organization)	Identification No.)

2600 South Gessner, Suite 500 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 827-9595
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Shares of Beneficial Interest, par value $0.001 per share	NYSE Amex

Securities registered pursuant to section 12(g) of the Act:
Class A Common Shares of Beneficial Interest, par value $0.001 per share
(Title of Class)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting shares held by nonaffiliates of the Registrant as of June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter) was $49,594,850 assuming a market value of $15.45 per share. There was no established market for the voting and non-voting stock at such date.
As of February 28, 2011, the Registrant had 3,417,187 Class A and 2,200,000 Class B common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed subsequently with the Securities and Exchange Commission.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2010

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of this Form 10-K.

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

We are internally managed and own a real estate portfolio of 38 properties containing approximately 3.2 million square feet of leasable space, located in Texas, Arizona and Illinois.  Our portfolio has a gross book value of approximately $205 million and book equity, including noncontrolling interests, of approximately $84 million as of December 31, 2010.

Our Class B common shares of beneficial interest are currently traded on the NYSE-Amex under the ticker symbol "WSR," and our Class A common shares of beneficial interest are not currently traded on a national securities exchange.  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com.

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

◦
Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston, five of the top 20 markets in the United States in terms of population growth.

◦
Diversifying Geographically. Our current portfolio is concentrated in Houston. We believe that continued geographic diversification in markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to continue to focus our expansion efforts on the Phoenix, Chicago, Dallas and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets. We may also pursue opportunities in other Southwestern and Western regions that are consistent with our Community Centered Property strategy.

◦
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

•
Prudent Management of Capital Structure. We currently have 15 properties that are not mortgaged. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is less than 60%. As of December 31, 2010, our ratio of total mortgage indebtedness to undepreciated book value of real estate assets was 49%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2010, we owned a 75.4% interest in the Operating Partnership.

As of December 31, 2010, we owned a real estate portfolio consisting of 38 properties located in three states.  As of December 31, 2010, our Operating Portfolio Occupancy Rate was 86% based on leasable square footage compared to 82% as of December 31, 2009. We define Operating Portfolio Occupancy Rate as physical occupancy on all properties (i) excluding new acquisitions and (ii) properties which are undergoing significant redevelopment or re-tenanting.

We take a very hands-on approach to ownership, and directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under long-term leases.  For the year ended December 31, 2010, our total revenues were approximately $31.5 million.  Approximately 66% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

As of December 31, 2010, 2009 and 2008, we had one property that accounted for more than 10% of total gross revenue and real estate assets.  Uptown Tower is an office building located in Dallas, Texas that accounted for 12.0%, 11.9% and 12.8% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  Uptown Tower also accounted for  10.2%, 10.9% and 11.5% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2010, 2009 and 2008, respectively.  Of our 38 properties, 31 are located in the Houston, Texas metropolitan area.

Economic Factors

The recent economic recession continues to negatively impact the volume of real estate transactions, occupancy levels, tenants’ ability to pay rent and cap rates. Each of these factors could negatively impact the value of public real estate companies, including ours.  However, the vast majority of our retail properties are located in densely populated metropolitan areas and are occupied by tenants that generally provide basic necessity-type items and tend to be less affected by economic changes.  Furthermore, our portfolio is primarily positioned in metropolitan areas in Texas which have been impacted less by the economic slow down compared to other metropolitan areas.

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
Many of our competitors have greater financial and other resources than us and may have more operating experience than

us. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of our properties. There is, however, no dominant competitor in the Houston, Dallas, San Antonio, Phoenix or Chicago metropolitan areas. Our retail tenants face increasing competition from outlet malls, internet discount shopping clubs, catalog companies, direct mail and telemarketing.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. During the re-financing of twenty-one of our properties in late 2008 and early 2009, Phase I environmental site assessments were completed at those properties. These assessments revealed that five of the twenty-one properties currently or previously had a dry cleaning facility as a tenant. Since release of chlorinated solvents can occur as a result of dry cleaning operations, a Phase II subsurface investigation was conducted at the five identified properties, and all such investigations revealed the presence of chlorinated solvents. Based on the findings of the Phase II subsurface investigations, we promptly applied for entry into the Texas Commission on Environmental Quality Dry Cleaner Remediation Program, or DCRP, for four of the identified properties and were accepted. Upon entry, and continued good standing with the DCRP, the DCRP administers the Dry Cleaning Remediation fund to assist with remediation of contamination caused by dry cleaning solvents. The response actions associated with the ongoing investigation and subsequent remediation, if necessary, have not been determined at this time. However, we believe that the costs of such response actions will be immaterial, and therefore no liability has been recorded to our financial statements. We have not been notified by any governmental authority, and are not otherwise aware, other than the five identified properties described above, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. We have not recorded in our financial statements any material liability in connection with environmental matters. Nevertheless, it is possible that the environmental assessments conducted thus far and currently available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination or other adverse conditions, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware.

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

Employees

As of December 31, 2010, we had 53 employees.

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy.  In the event of any changes to these charters, the code or guidelines, revised copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K.

Financial Information

Additional financial information related to Whitestone REIT is included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

Item 1A.  Risk Factors.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business.  Our business, financial condition, or results of operations could be materially adversely affected by any of these risks.  Please note additional risks not presently known to us or which we currently consider immaterial may also impair our business and operations.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

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

The ADA and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.

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

The majority of our assets and revenues are currently derived from properties located in the Houston metropolitan area. As of December 31, 2010, we had 75% of our gross leasable square feet in Houston. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. A significant economic downturn may adversely impact our ability to locate and retain financially sound tenants and could have an adverse impact on our tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the lack of geographic diversity among our current assets, if the Houston metropolitan area experiences an economic downturn, our operations and ability to pay distributions to our shareholders could be adversely impacted.

We lease our properties to approximately 800 tenants, with approximately 10% to 20% of our leases expiring annually. Each year we face the risk of non-renewal of a material percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

While the nature of our business model warrants shorter term leases to smaller, non-national tenants, as of December 31, 2010, approximately 36% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2012. We are subject to the risk that:

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

Any bankruptcy filing by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property. A tenant bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders. Furthermore, dealing with a tenant’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

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

There are many factors that can affect the availability and timing of cash dividends to shareholders. Dividends will be based principally on cash available from our properties, real estate securities, mortgage loans and other investments. The amount of cash available for dividends will be affected by many factors, such as our ability to buy properties, the yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. We can give no assurance that we will be able to pay or maintain dividends or that dividends will increase over time. In addition, we can give no assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased dividends over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for dividends to shareholders. Our actual results may differ significantly from the assumptions used by our board of trustees, or our board, in establishing the dividend rate to shareholders.

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
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States. The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018. At this time, the effects of health care reform and its impact on our business, our revenues and financial condition and those of our tenants are not yet known. Accordingly, the reform could adversely affect the cost of providing healthcare coverage generally and the financial success of our tenants and consequently us.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. We may enter into interest rate swap agreements for our variable rate debt, which totals $25.4 million as of December 31, 2010. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We may incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2010, we had approximately $100.9 million of mortgage debt secured by 23 of our properties. If there is a shortfall in cash flow, however, the amount available for dividends to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our shareholders will be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our classified Board may prevent others from effecting a change in the control of our Board.
We believe that classification of our Board will help to assure the continuity and stability of our business strategies and policies as determined by the Board. However, the classified board provision could have the effect of making the replacement of incumbent trustees more time-consuming and difficult. At least two annual meetings of shareholders, instead of one, will generally be required to effect a change in a majority of our Board. Thus, the classified board provision could increase the likelihood that incumbent trustees will retain their positions. The staggered terms of trustees may delay, defer or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of the shareholders.

Additional issuances of equity securities may be dilutive to stockholders.

The interests of our stockholders could be diluted if we issue additional equity securities to finance future developments or acquisitions or to repay indebtedness. We may authorize the issuance of additional equity securities without stockholder approval. Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including revolving credit facilities and other forms of secured and unsecured debt, and equity financing, including the issuance of common equity.

Broad market fluctuations could negatively impact the market price of our Class B common shares.
The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. These broad market fluctuations could reduce the market price of our Class B common shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our Class B common shares.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties.

General

As of December 31, 2010, we owned 38 commercial properties, including 31 properties in Houston, two properties in Dallas, one property in Windcrest, Texas, a suburb of San Antonio, three properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 1.9% of total revenues for the year ended December 31, 2010.

We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. Approximately 66% of our existing leases as of December 31, 2010 contain “step up” rental clauses that provide for increases in the base rental payments. The following table summarizes certain information relating to our properties as of December 31, 2010:

Commercial Properties	Leasable Square Feet	Average Occupancy as of 12/31/10	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Retail	1,188,830	88%	$9,843	$9.41
Office/Flex	1,201,672	88%	7,670	7.25
Office	631,841	79%	8,084	16.20
Total - Operating Portfolio	3,022,343	86%	25,597	9.85
Redevelopment, New Acquisitions (3)	139,677	40%	612	10.95
Total	3,162,020	84%	$26,209	$9.87

(1)      Calculated as the tenant's actual December 31, 2010 base rent multiplied by 12.  Excludes vacant space as of December 31, 2010.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts.

(2)      Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2010.  Excludes vacant space as of December 31, 2010.

(3)     Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.

As of December 31, 2010, we had one property that accounted for more than 10% of total gross revenue.  Uptown Tower is an office building located in Dallas, Texas and accounts for 12.0%, 11.9% and 12.8% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  Uptown Tower also accounts for  10.2%, 10.9% and 11.5% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2010, 2009 and 2008, respectively.

Location of Properties

Of our 38 properties, 34 are located in Texas, with 31 being located in the greater Houston metropolitan statistical area.  These 31 properties represent 76% of our revenue for the year ended December 31, 2010.

The Houston workforce is concentrated in energy, chemicals, information technology, aerospace sciences and medical sciences.  According to the United States Census Bureau, Houston ranked 4th in the largest United States cities as of July 1, 2009. In the Census Bureau’s Estimates of Population Change for Metropolitan Statistical Areas and Rankings: July 1, 2008 to July 1, 2009, Houston ranked second in population growth out of 366 metropolitan statistical areas. According to the Bureau of Labor of Statistics, the unemployment rate in Houston was less than the national average in each of the last six months of 2010.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	9.5%	9.6%	9.6%	9.7%	9.8%	9.4%
Houston (2)	8.8	8.7	8.2	8.2	8.6	8.3
(1)    Seasonally adjusted.
(2)    Not seasonally adjusted.

Source: Bureau of Labor Statistics

General Physical and EconomicAttributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2010.

Property Name	Location	Year Built/ Renovated	Leasable Square Feet	Percent Occupied at 12/31/10	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)
Retail Properties:
Bellnott Square	Houston	1982	73,930	35%	$266	$10.28
Bissonnet/Beltway	Houston	1978	29,205	95%	256	9.23
Centre South	Houston	1974	39,134	82%	312	9.72
Greens Road	Houston	1979	20,507	85%	145	8.32
Holly Knight	Houston	1984	20,015	100%	326	16.29
Kempwood Plaza	Houston	1974	101,008	100%	876	8.67
Lion Square	Houston	1980	119,621	99%	801	6.76
Providence	Houston	1980	90,327	99%	786	8.79
Shaver	Houston	1978	21,926	98%	239	11.12
South Richey	Houston	1980	69,928	94%	548	8.34
Spoerlein Commons	Chicago	1987	41,455	90%	733	19.65
SugarPark Plaza	Houston	1974	95,032	100%	935	9.84
Sunridge	Houston	1979	49,359	89%	429	9.77
Torrey Square	Houston	1983	105,766	88%	694	7.46
Town Park	Houston	1978	43,526	100%	758	17.41
Webster Point	Houston	1984	26,060	92%	269	11.22
Westchase	Houston	1978	49,573	86%	398	9.34
Windsor Park	San Antonio	1992	192,458	76%	1,072	7.33
			1,188,830	88%	$9,843	$9.41
Office/Flex Properties:
Brookhill	Houston	1979	74,757	89%	$257	$3.86
Corporate Park Northwest	Houston	1981	185,627	70%	1,373	10.57
Corporate Park West	Houston	1999	175,665	92%	1,471	9.10
Corporate Park Woodland	Houston	2000	99,937	92%	792	8.61
Dairy Ashford	Houston	1981	42,902	95%	210	5.15
Holly Hall	Houston	1980	90,000	100%	689	7.66
Interstate 10	Houston	1980	151,000	95%	693	4.83
Main Park	Houston	1982	113,410	100%	660	5.82
Plaza Park	Houston	1982	105,530	74%	650	8.32
Westbelt Plaza	Houston	1978	65,619	63%	347	8.39
Westgate	Houston	1984	97,225	100%	528	5.43
			1,201,672	88%	$7,670	$7.25
Office Properties:
9101 LBJ Freeway	Dallas	1985	125,874	71%	$1,462	$16.36
Featherwood	Houston	1983	49,760	87%	755	17.44
Pima Norte	Phoenix	2007	33,417	17%	85	14.96
Royal Crest	Houston	1984	24,900	70%	218	12.51
Uptown Tower	Dallas	1982	253,981	88%	3,918	17.53
Woodlake Plaza	Houston	1974	106,169	89%	1,215	12.86
Zeta Building	Houston	1982	37,740	77%	431	14.83
			631,841	79%	$8,084	$16.20
Total - Operating Portfolio			3,022,343	86%	$25,597	$9.85

The Citadel	Phoenix	1985	28,547	16%	$85	$18.61
Sunnyslope Village	Phoenix	2000	111,130	47%	527	10.09
			139,677	40%	612	10.95
Grand Totals			3,162,020	84%	$26,209	$9.87

(1)      Calculated as the tenant's actual December 31, 2010 base rent multiplied by 12.  Excludes vacant space as of December 31, 2010.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts.

(2)      Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2010.  Excludes vacant space at December 31, 2010.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of December 31, 2010, based upon annualized rental revenues at December 31, 2010.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring

Sports Authority	San Antonio	$495	1.9%	1/1/2004	2015
Compass Insurance	Dallas	367	1.4%	9/1/2005	2013
Brockett Davis Drake Inc.	Dallas	365	1.4%	3/14/1994	2011
Air Liquide America, L.P.	Dallas	363	1.4%	8/1/2001	2013
Kroger	Houston	265	1.0%	9/1/1999	2011
X-Ray X-Press Corporation	Houston	262	1.0%	7/1/1998	2019
Petsmart, Inc	San Antonio	255	1.0%	1/1/2004	2013
Marshall's	Houston	248	0.9%	5/12/1983	2013
Rock Solid Images	Houston	243	0.9%	4/1/2004	2012
Merrill Corporation	Dallas	234	0.9%	12/10/2001	2014
Eligibility Services	Dallas	224	0.9%	6/6/2000	2012
River Oaks L-M, Inc.	Houston	199	0.8%	10/15/1993	2011
New Lifestyles, Inc.	Dallas	192	0.7%	5/5/1998	2013
Landworks, Inc.	Houston	178	0.7%	6/1/2004	2013
The University of Texas Health Science Center	Houston	177	0.7%	7/1/2007	2017
		$4,067	15.6%

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2010
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2011	251	670,660	21%	$6,641	25.3%
2012	159	460,412	15%	4,898	18.7%
2013	144	504,510	16%	5,394	20.6%
2014	94	327,413	10%	3,492	13.3%
2015	71	311,924	10%	3,026	11.5%
2016	39	127,213	4%	983	3.8%
2017	8	43,725	1%	407	1.6%
2018	9	55,581	2%	365	1.4%
2019	6	50,333	2%	569	2.2%
2020	3	37,907	1%	237	0.9%
Total	784	2,589,678	82%	$26,012	99.3%

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

Item 4.  Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Class A Shares

    There is no established trading market for our Class A common shares of beneficial interest. As of February 28, 2011, we had 3,471,187 Class A common shares of beneficial interest outstanding held by a total of approximately 1,400 shareholders of record.

Class B Shares

The shares of our Class B common stock were issued and began trading on the NYSE-Amex on August 25, 2010 under the ticker symbol "WSR." As of January 20, 2011, we had 2.2 million Class B common shares of beneficial interest outstanding held by a total of 3,253 shareholders of record.

The following table sets forth the quarterly high, low, and closing prices per share of Class B common stock reported on the NYSE-Amex for the year ended December 31, 2010.

	High	Low	Close

First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter	$12.03	$11.32	$11.74
Fourth Quarter	$14.94	$11.79	$14.80

On February 25, 2011, the closing price of our Class B common shares reported on the NYSE-Amex was $14.25 per share.

Issuer Repurchases

We did not repurchase any of our equity securities during 2010 under a share redemption program.  Our Board has approved a share redemption program that would enable shareholders to sell shares to us after holding them for at least one year under limited circumstances.  Our Board could choose to amend the provisions of the share redemption program without shareholder approval.  Our Board has chosen not to implement the share redemption program at this time.

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

Total Dividends Paid or Payable
Amount Per		Total Amount
Common Share / OP Unit	Quarter Paid	(in thousands)
$0.3375	03/31/2009	$1,156
0.3375	06/30/2009	1,163
0.3375	09/30/2009	1,163
0.3375	12/31/2009	1,163

0.3375	03/31/2010	1,163
0.3375	06/30/2010	1,176
0.2850	09/30/2010	1,203
0.2850	12/31/2010	1,616

0.2850	Payable	1,615

Equity Compensation Plan Information

Please refer to Item 12 of this report for information concerning securities authorized under our incentive share plan.

Performance Graph

The following graph compares the total shareholder returns of WSR to the Standard & Poor's 500 Index (“S&P 500”) and to the Morgan Stanley Capital International US REIT Index ("REIT Index") from August 25, 2010 to December 31, 2010. The graph assumes that the value of the investment in our Class B common shares and in the S&P 500 and NAREIT indices was $100 at August 25, 2010 and that all dividends were reinvested. The price of our Class B common shares on August 25, 2010 (on which the graph is based) was $12.00. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Total Return Performance
130.0
120.0
110.0
100.0
90.0
Index Value
8/26/2010
9/26/2010
10/26/2010
11/26/2010
12/26/2010
WSR
S&P 500
REIT Index

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Operating Data:
Revenues	$31,533	$32,685	$31,201	$29,374	$28,378
Property expenses	12,283	12,991	12,835	12,236	11,438
General and administrative	4,992	6,072	6,708	6,721	2,299
Property and other asset management fees to an affiliate	—	—	—	—	1,482
Depreciation and amortization	7,225	6,958	6,859	6,048	6,181
Involuntary conversion	(558)	(1,542)	358	—	—
Interest expense, net	5,592	5,713	5,675	4,825	4,910
Other expense (income), net	—	—	—	30	(30)
Income (loss) from continuing operations before loss on disposal of
assets and income taxes	1,999	2,493	(1,234)	(486)	2,098
Provision for income taxes	(264)	(222)	(219)	(217)	—
Loss on disposal of assets	(160)	(196)	(223)	(9)	197
Income (loss) from continuing operations	1,575	2,075	(1,676)	(712)	2,295
Income (loss) from discontinued operations	—	—	(188)	589	554
Gain on sale of properties from discontinued operations	—	—	3,619	—	—
Net income (loss)	1,575	2,075	1,755	(123)	2,849
Less: net income (loss) attributable to noncontrolling interests	470	733	621	(46)	1,068
Net income (loss) attributable to Whitestone REIT	$1,105	$1,342	$1,134	$(77)	$1,781

	Year Ended December 31,
	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	$0.27	$0.41	$(0.32)	$(0.13)	$0.45
Income from discontinued operations attributable to Whitestone REIT	—	—	0.67	0.11	0.10
Net income (loss) attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$0.27	$0.41	$0.35	$(0.02)	$0.55
Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	$0.27	$0.40	$(0.32)	$(0.04)	$0.45
Income from discontinued operations attributable to Whitestone REIT	—	—	0.67	0.03	0.10
Net income (loss) attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$0.27	$0.40	$0.35	$(0.01)	$0.55
Balance Sheet Data:
Real estate (net)	$165,398	$158,398	$150,847	$146,460	$141,236
Real estate (net), discontinued operations	—	—	—	7,932	8,252
Other assets	31,047	23,602	27,098	20,752	17,599
Total assets	$196,445	$182,000	$177,945	$175,144	$167,087
Liabilities	$112,162	$115,141	$110,773	$94,262	$76,464
Whitestone REIT shareholders' equity	62,708	43,590	45,891	52,843	58,914
Noncontrolling interest in subsidiary	21,575	23,269	21,281	28,039	31,709
	$196,445	$182,000	$177,945	$175,144	$167,087
Other Data:
Proceeds from issuance of common shares	$22,970	$—	$—	$261	$9,453
Additions to real estate	12,768	12,855	5,153	10,205	1,833
Dividends per share (1)	1.17	1.35	1.59	1.80	1.89
Funds from operations (2)	8,432	8,618	4,236	6,001	8,993
Operating Potfolio Occupancy at year end	86%	82%	84%	86%	83%
Average aggregate gross leasable area	3,058,340	3,039,044	3,008,085	3,093,063	3,121,039
Average rent per square foot	$10.31	$10.76	$10.37	$9.50	$9.09

(1) The dividends per share represent total cash payments divided by weighted average common shares.

(2)  We believe that Funds From Operations (“FFO”) is an appropriate supplemental measure of operating performance because it helps our investors compare our operating performance relative to other REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of unconsolidated partnerships and joint ventures.  We calculate FFO in a manner consistent with the NAREIT definition.

	Year Ended December 31,
	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Net income (loss) attributable to Whitestone REIT	$1,105	$1,342	$1,134	$(77)	$1,781
Depreciation and amortization of real estate assets (1)	6,697	6,347	5,877	6,108	6,341
(Gain) loss on sale or disposal of assets (1)	160	196	(3,396)	16	(197)
Net income (loss) attributable to noncontrolling interests	470	733	621	(46)	1,068
FFO	$8,432	$8,618	$4,236	$6,001	$8,993

(1) Including amounts for discontinued operations.

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

As of December 31, 2010, we had 792 total tenants.  We have a diversified tenant base with our largest tenant comprising only 1.9% of our total revenues for the year ended December 31, 2010.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 298 new and renewal leases during 2010, totaling 0.7 million square feet and $31.9 million in total lease value.

On August 24, 2010, we filed with the State Department of Assessments and Taxation of Maryland (the “SDAT”) amendments to our declaration of trust that (i) changed the name of all of our common shares of beneficial interest, par value $0.001 to Class A common shares, (ii) effected a 1-for-3 reverse share split of our Class A common shares and (iii) changed the par value of our Class A common shares to $0.001 per share after the reverse share split. In addition, we filed with the SDAT articles supplementary to our declaration of trust that created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares” (the “Class B common shares” and collectively with Class A common shares, the “common shares”). Share and unit counts and per share and unit amounts have been retroactively restated to reflect our 1-for-3 reverse share split in August 2010.
On August 25, 2010, in conjunction with the listing of our Class B common shares on the NYSE-Amex, we offered and subsequently issued 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to us. As of December 31, 2010, we had 3,471,187 Class A common shares, 2,200,000 Class B common shares, and 1,814,569 OP Units, not held by us, outstanding. Each Class B common share has the following rights:

•	the right to vote together with Class A common shareholders on all matters submitted to the Company’s shareholders;

•	one vote on all matters voted upon by the Company’s shareholders;

•	the right to receive dividends equal to any dividends declared on the Class A common shares; and

•	liquidation rights equal to the liquidation rights of each Class A common share.
We employed 53 full-time employees as of December 31, 2010.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $31.5 million for the year ended December 31, 2010 as compared to $32.7 million for the year ended December 31, 2009, a decrease of $1.2 million, or 4%. The twelve months ended December 31, 2009 included a $0.4 million business interruption settlement that was not repeated during the year ended December 31, 2010. Additionally, tenant reimbursement revenues decreased approximately $0.7 million during the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. The decrease in tenant reimbursement revenues was primarily the result of a $0.7 million decrease in total property expenses.  Our Operating Portfolio Occupancy Rate as of December 31, 2010 was 86%, as compared to 82% as of December 31, 2009.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should result in some growth in rental income.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2010, approximately 36% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as many as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate.  If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of December 31, 2010, we owned and operated 38 commercial properties consisting of:

Operating Portfolio

•	eighteen retail properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $70.0 million;

•	seven office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $44.9 million; and

•	eleven office/flex properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $41.6 million.
Redevelopment, New Acquisitions Portfolio

•	two retail properties containing approximately 0.1 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $8.9 million.

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

In November 2010, we acquired a property that meets our Community Centered Property strategy, containing 111,130 leasable square feet located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property, Sunnyslope, a Class B community center, is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations. The property, The Citadel, a Class A community center, is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,455 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 OP units valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV (“MDV IV”), an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  You should read Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  No interest was capitalized for the years ended December 31, 2010 and 2009.  Approximately $0.4 million in interest was capitalized for the year ended December 31, 2008.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2010.

Accrued Rent and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2010 and 2009, we had an allowance for uncollectible accounts of $1.3 million and $0.9 million, respectively. As of December 31, 2010, 2009 and 2008, we recorded bad debt expense in the amount of $0.5 million, $0.9 million and $0.7 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

State Taxes.  In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008.  The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.3 million, $0.2 million and $0.2 million for the Texas Margin Tax for each of the years ended December 31, 2010, 2009 and 2008, respectively.

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

We have adopted provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which requires for items appropriately classified as cash flow hedges, that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  As of December 31, 2010 and 2009, we did not have any interest rate swaps.

Liquidity and Capital Resources

Our primary liquidity demands are distributions to holders of our common shares and OP units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.
     Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of common shares, sales of OP Units, sales of underperforming properties and other financing opportunities including equity issuance and debt financing. We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through equity issuance, including proceeds from our recent initial public offering of Class B common shares, and through debt financing.
Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the year ended December 31, 2010, our cash provided from operating activities was $10.4 million and our total distributions were $7.4 million.  Therefore we had cash flow from operations in excess of distributions of approximately $3.1 million.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $17.6 million at December 31, 2010, as compared to $6.3 million on December 31, 2009.  The increase of $11.3 million was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $10.4 million for the year ended December 31, 2010;

•	Proceeds of $23.0 million from issuance of Class B common shares;

•	Net proceeds of $1.3 million from issuance of notes payable net of origination costs;
Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $7.4 million;

•	Payments of loans of $3.0 million;

•	Additions to real estate of $12.8 million;

•	Repurchases of Class A common shares of $0.2 million.
     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

	Year Ended
	December 31,
Description	2010	2009
Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,498	$9,646
$1.5 million 6.50% Note, due 2014	1,496	—
$11.2 million 6.52% Note, due 2015	10,908	11,043
$21.4 million 6.53% Notes, due 2013	20,142	20,721
$24.5 million 6.56% Note, due 2013	24,030	24,435
$9.9 million 6.63% Notes, due 2014	9,498	9,757
$0.5 million 5.05% Notes, due 2011 and 2010	13	52
Floating rate note
$26.9 million LIBOR + 2.60% Note, due 2013	25,356	26,128
	$100,941	$101,782

Our debt was collateralized by 23 operating properties as of December 31, 2010 with a combined net book value of $110.1 million and 21 operating properties at December 31, 2009 with a combined net book value of $108.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.
On September 10, 2010, we executed a promissory note (the "Promissory Note") in the amount of $1.5 million (the "New Loan") payable to MidFirst Bank, a federally chartered savings association ("MidFirst"), with an applicable interest rate of 6.5% per annum. Monthly payments of $11,150 began on November 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014. The Promissory Note is secured by a second lien deed of trust on our Windsor Park retail facility located in Windcrest, Texas, a first lien deed of trust on our Brookhill office/flex building located in Houston, Texas and a first lien deed of trust on our Zeta office building located in Houston, Texas. The funds from the Promissory Note are being used for capital improvements to Windsor Park.
The loan documents executed in connection with the Promissory Note (the "Loan Documents") included a Limited Guaranty by us of the Promissory Note until the Windsor Park construction is completed. Following this event, we will remain liable for the deficiency, if any, following a foreclosure of property securing the Promissory Note; provided that upon the occurrence of certain "Full Recourse Events" defined in the Loan Documents, our obligations shall convert to a full guarantee of the New Loan.
In connection with the Promissory Note, the Loan Documents also provided for a modification of our existing loan with MidFirst in the amount of $10,000,000 (the "Existing Loan"). The Loan Documents provide that the promissory note executed in connection with the Existing Loan is modified to be secured, in part, by second liens on the Brookhill and Zeta Buildings, as well as certain other modifications for the purpose of cross collateralizing and cross-defaulting the two loans. The Existing Loan is also modified by the Modification of Promissory Note which provided that payments of $91,777 began on October 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014. Finally, the Loan Documents include a Modification of Limited Guaranty which provided that the Limited Guaranty executed in connection with the Existing Loan is only for the deficiency, if any, following the foreclosure of property securing the Existing Loan; provided that upon the occurrence of certain "Full Recourse Events" defined in the Modification of Limited Guaranty, our obligations shall convert to a full guarantee of the Existing Loan.
Our loans are subject to customary financial covenants.  As of December 31, 2010, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2010 are due during the following years:

Amount Due
Year	(in thousands)

2011	$2,459
2012	2,579
2013	66,424
2014	19,209
2015	10,270
2016 and thereafter	—
Total	$100,941

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

Contractual Obligations

As of December 31, 2010, we had the following contractual debt obligations (see Note 8 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2011)	1 - 3 years (2012 - 2013)	3 - 5 years (2014 - 2015)	More than 5 years (after 2015)
Long-Term Debt - Principal	$100,941	$2,459	$69,003	$29,479	$—
Long-Term Debt - Fixed Interest	13,306	4,233	7,739	1,334	—
Long-Term Debt - Variable Interest (1)	2,017	714	1,303	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	93	47	41	5	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	—	—	—	—	—
Total	$116,357	$7,453	$78,086	$30,818	$—

(1)     As of December 31, 2010, we had one loan totaling $25.4 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 2.6%.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2010, which was 0.26%.

Distributions

During 2010, we paid dividends to our common shareholders and distributions to our OP Unit holders of $7.4 million, compared to $6.9 million in 2009.  Common shareholders and OP Unit holders receive monthly dividends and distributions, respectively.  Payments of dividends and distributions are declared quarterly and paid monthly.   The dividends paid to common shareholders and distributions paid to OP Unit holders follow (in thousands):

		Noncontrolling
	Common	OP Unit
	Shareholders	Holders	Total
2010
Fourth Quarter	$1,616	$514	$2,130
Third Quarter	1,203	515	1,718
Second Quarter	1,176	610	1,786
First Quarter	1,163	610	1,773
Total	$5,158	$2,249	$7,407

2009
Fourth Quarter	$1,163	$610	$1,773
Third Quarter	1,163	610	1,773
Second Quarter	1,163	530	1,693
First Quarter	1,156	531	1,687
Total	$4,645	$2,281	$6,926

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table provides a general comparison of our results of operations for the years ended December 31, 2010 and December 31, 2009:

	Year Ended December 31,
	2010	2009
Number of properties owned and operated	38	36
Aggregate gross leasable area (sq. ft.)(1)	3,162,020	3,039,044
Ending occupancy rate - operating portfolio(2)	86%	82%
Ending occupancy rate - all properties	84%	82%

Total property revenues	$31,533	$32,685
Total property expenses	12,283	12,991
Total other expenses	17,251	17,201
Provision for income taxes	264	222
Loss on disposal of assets	160	196
Net income	1,575	2,075
Less: Net income attributable to noncontrolling interests	470	733
Net income attributable to Whitestone REIT	$1,105	$1,342

Funds from operations (3)	$8,432	$8,618
Dividends and distributions paid on common shares and OP Units	7,407	6,926
Per Class A common share and OP Unit	1.25	1.35
Per Class B common share (4)	0.38	—
Dividends paid as a % of funds from operations	88%	80%

(1)     During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, therefore such area is no longer included in the gross leasable area.
(2)     Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.
(3)     For a reconciliation of funds from operations to net income, see "Funds From Operations" below.
(4)     Dividend rate is the same as Class A, but represents a partial year for Class B common shares issued August 26, 2010.

Property revenues.  We had rental income and tenant reimbursements of approximately $31.5 million for the year ended December 31, 2010 as compared to $32.7 million for the year ended December 31, 2009, a decrease of $1.2 million, or 4%. The twelve months ended December 31, 2009 included a $0.4 million business interruption settlement that was not repeated during the twelve months ended December 31, 2010. Additionally, tenant reimbursement revenues decreased approximately $0.7 million during the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. The decrease in tenant reimbursement revenues was primarily the result of a $0.7 million decrease in total property expenses.

Property expenses.  Our property expenses were $12.3 million for the year ended December 31, 2010, as compared to $13.0 million for the year ended December 31, 2009, a decrease of $0.7 million, or 5%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Year Ended December 31,		Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Real estate taxes	$3,925	$4,472	$(547)	(12)%
Utilities	2,277	2,387	(110)	(5)%
Contract services	2,140	2,108	32	2%
Repairs and maintenance	1,403	1,408	(5)	0%
Bad debt	536	877	(341)	(39)%
Labor and other	2,002	1,739	263	15%
Total property expenses	$12,283	$12,991	$(708)	(5)%

Real estate taxes.  Real estate taxes decreased $0.5 million, or 12%, during the twelve months ended December 31, 2010 as compared to the same period in 2009, primarily as a result of lower valuations by the various county appraisal districts. In 2010, primarily as a result of our formal protests of assessed values, the various appraisal districts agreed to lower valuations and resulting taxes by significant amounts. We work actively to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $0.1 million, or 5%, during the twelve months ended December 31, 2010 as compared to the same period in 2009. The decrease in utility expenses was primarily attributed to the electricity usage of our six office buildings in Texas, which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Bad debt.  Bad debt for the twelve months ended December 31, 2010 decreased $0.3 million, or 39%, as compared to the same period in 2009. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $0.3 million, or 15%, in labor and other during 2010 were the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel. We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals. This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $17.3 million for the year ended December 31, 2010, as compared to $17.2 million for the year ended December 31, 2009, an increase of $0.1 million.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
General and administrative	$4,992	$6,072	$(1,080)	(18)%
Depreciation and amortization	7,225	6,958	267	4%
Involuntary conversion	(558)	(1,542)	984	(64)%
Interest expense	5,620	5,749	(129)	(2)%
Interest income	(28)	(36)	8	(22)%
Total other expenses	$17,251	$17,201	$50	0%

General and administrative.  General and administrative expenses decreased approximately $1.1 million or 18% for the twelve months ended December 31, 2010 as compared to the same period in 2009. Share-based compensation expense decreased approximately $0.7 million during 2010. The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target on certain share-based compensation grants. With our current asset base, management does not expect to achieve the second performance-based target, and share-based compensation was significantly lower during 2010 than 2009 because fewer unvested shares are expected to vest. Should we increase our asset base, we may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.
Salaries and benefits, excluding share-based compensation, were approximately $0.2 million less during the twelve months ended December 31, 2010 than during the same period in 2009, primarily as a result of fewer employees and company wide salary reductions taken in October 2009. Additionally, our allocation of internal labor to properties increased $0.4 million in 2010, reducing general and administrative expense and increasing property expenses. Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by a realignment of duties and system and process improvements. Professional fees increased $0.2 million during the twelve months ended December 31, 2010 as compared to the same period in 2009.
Depreciation and amortization.  Depreciation and amortization increased $0.3 million, or 4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in depreciation expense was primarily comprised of tenant improvements at our Uptown Tower property located in Dallas, Texas and our West Belt Plaza and Plaza Park locations located in Houston, Texas. The Uptown Tower spending was for office tenants, while the West Belt Plaza and Plaza Park improvements were for leases that ended during 2010 with the U.S. Census Bureau. We expect depreciation and amortization to increase as we acquire properties.

Involuntary conversion.  Involuntary conversion was a gain of $0.6 million for the year ended December 31, 2010, as compared to a gain of $1.5 million during the same period in 2009.  The involuntary conversion gain of $0.6 million recognized during the twelve months ended December 31, 2010 represents the completion of the repairs to the 31 properties impacted by Hurricane Ike at costs that were lower than we estimated as of December 31, 2009. The estimated costs were sensitive to the scope requirements of our lenders and labor and material costs of our vendors, and the final costs incurred were more favorable than we anticipated. During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and approximately $0.5 million allocated to loss of rents claims.  For the twelve months ended December 31, 2009, the $6.5 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5.1 million resulting in a gain of $1.4 million.  The remaining $0.1 million in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas.

Interest expense. Interest expense for the year ended December 31, 2010 was $5.6 million, a decrease of $0.1 million over the same period in 2009.  A decrease in our average outstanding notes payable balance of $3.2 million accounted for the decrease in interest expense for the twelve months ended December 31, 2010 as compared to the same period in 2009.

 Result of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table provides a general comparison of our results of operations for the years ended December 31, 2009 and December 31, 2008 (dollars in thousands):

	Year Ended December 31,
	2009	2008
Number of properties owned and operated	36	35
Aggregate gross leasable area (sq. ft.)	3,039,044	2,990,892
Ending occupancy rate - operating portfolio(1)	82%	84%
Ending occupancy rate - all properties	82%	84%

Total property revenues	$32,685	$31,201
Total property expenses	12,991	12,835
Total other expenses	17,201	19,600
Provision for income taxes	222	219
Loss on disposal of assets	196	223
Income (loss) from continuing operations	2,075	(1,676)
Loss from discontinued operations	—	(188)
Gain from sale of properties from discontinued operations	—	3,619
Net income	2,075	1,755
Less: Net income attributable to noncontrolling interests	733	621
Net income attributable to Whitestone REIT	$1,342	$1,134

Funds from operations (2)	$8,618	$4,236
Dividends and distributions paid on common shares and OP Units	6,926	8,672
Per Class A common share and OP Unit	1.35	1.74
Dividends paid as a % of funds from operations	80%	205%

(1)     Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.
(2)     For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

Property revenues.  We had rental income and tenant reimbursements of approximately $32.7 million for the year ended December 31, 2009 as compared to $31.2 million for the year ended December 31, 2008, an increase of $1.5 million, or 5%. The increase was primarily attributable to the addition of our Spoerlein Commons property during January 2009.

Property expenses.  Our property expenses were $13.0 million for the year ended December 31, 2009, as compared to $12.8 million for the year ended December 31, 2008, an increase of $0.2 million, or 1%. The primary components of total property expenses are detailed in the table below (in thousands):

	Year Ended December 31,		Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
Real estate taxes	$4,472	$3,973	$499	13%
Utilities	2,387	2,679	(292)	(11)%
Contract services	2,108	2,138	(30)	(1)%
Repairs and maintenance	1,408	1,633	(225)	(14)%
Bad debt	877	731	146	20%
Labor and other	1,739	1,681	58	3%
Total property expenses	$12,991	$12,835	$156	1%

Real estate taxes.  Increases during 2009 in real estate taxes of $0.5 million, or 13%, were the result of increased assessed values on our properties and the addition of the Spoerlein Commons property during January 2009.

Utilities.  Utilities decreased $0.3 million, or 11%, during 2009. The majority of our utility expense is the electricity usage of our seven office buildings which were charged at a lower rate per kilowatt hour during the second half of 2009 due to our new contracts with our electricity provider for lower fixed rates in the Texas market.

Repairs and Maintenance. Repairs and maintenance decreases of $0.2 million, or 14%, during 2009 were primarily attributable to decreases in hard surface and parking lot repair costs and the internalization of many maintenance functions.

Bad debt.  Bad debt for the year ended December, 31 2009 was $0.1 million, or 20%, more than in 2008. The increase in bad debt was driven by slower paying tenants and abandonments. We vigorously pursue past due accounts, but expect for collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $0.1 million, or 3%, in labor and other during 2009 were the result of increased travel and marketing costs.

Other expenses.  Our other expenses were $17.2 million for the year ended December 31, 2009, as compared to $19.6 million for the year ended December 31, 2008, a decrease of $2.4 million, or 12%. The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
General and administrative	$6,072	$6,708	$(636)	(9)%
Depreciation and amortization	6,958	6,859	99	1%
Involuntary conversion	(1,542)	358	(1,900)	(531)%
Interest expense	5,749	5,857	(108)	(2)%
Interest income	(36)	(182)	146	(80)%
Total other expenses	$17,201	$19,600	$(2,399)	(12)%

General and administrative.  The decrease of $0.6 million, or 9%, in general and administrative expense was primarily due to decreased legal fees related to litigation with our former CEO and our former external advisor, offset by share-based compensation that was incurred in 2009 but not in 2008. Legal fees were $0.3 million for the year ended December 31, 2009, as compared to $1.7 million for the same period in 2008. Share-based compensation was $1.0 million and $0.0 million for the years ended December 31, 2009 and 2008, respectively.

Depreciation and amortization.  Depreciation and amortization increased $0.1 million, or 1%, for the year ended

December 31, 2009, as compared to the year ended December 31, 2008. During 2009 depreciation increased $0.8 million, or 16%, while amortization decreased $0.7 million, or 35%. The increase in depreciation expense is the result of tenant improvements placed in service and depreciation on our Pima Norte and Spoerlein Commons properties, which were placed in service in late 2008 and early 2009, respectively. The decrease in amortization expense is primarily attributable to the loan fees which were $0.4 million during 2009 compared to $1.1 million during 2008.

Involuntary conversion.  Involuntary conversion was a gain of $1.5 million for the year ended December 31, 2009, as compared to a loss of $0.4 million during the same period in 2008. During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike. The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and approximately $0.5 million allocated to loss of rents claims. The $6.5 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5.1 million, resulting in a gain of $1.4 million. The remaining $0.1 million in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas. Repair costs of $0.4 million expensed during the twelve months ended December 31, 2008 related to Hurricane Ike are included in the 2008 involuntary conversion loss.

Interest expense, net. Interest expense for the year ended December 31, 2009 was $5.7 million, a decrease of $0.1 million over the same period in 2008. An increase in the average outstanding note payable balance of $14.9 million accounted for approximately $1.0 million in increased interest expense during 2009, while a lower effective interest rate of 1.0% per annum (excluding amortized loan fees) accounted for approximately $1.1 million in decreased interest expense during 2009. The decrease in interest income of approximately $0.1 million is primarily due to lower interest rates of return on our deposits.

Discontinued operations.  Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square. The two properties were transferred to our former CEO and our former external advisor as part of a legal settlement on May 30, 2008. Below is a summary of income from discontinued operations (in thousands):

	Year Ended December 31,
	2009	2008
Property Revenues
Rental revenues	$—	$333
Other revenues	—	225
Total property revenues	—	558
Property Expenses
Properties operation and maintenance	—	391
Real estate taxes	—	133
Total property expenses	—	524
Other expense
General and administrative	—	—
Depreciation and amortization	—	218
Total other expense	—	218
Income (loss) before gain (loss) on disposal of assets and income taxes	—	(184)
Gain on sale of properties	—	3,619
Provision for income taxes	—	(4)
Income from discontinued operations	$—	$3,431

Funds From Operations and Funds From Operations - Core

The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations, or FFO, as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, gains and losses on insurance claim settlements, acquisition costs and certain costs paid as a result of our litigation with our former external manager.

Below is the calculation of FFO and FFO-Core and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Year Ended December 31,
	2010	2009	2008
Net income attributable to Whitestone REIT	$1,105	$1,342	$1,134
Depreciation and amortization of real estate assets (1)	6,697	6,347	5,877
(Gain) loss on sale or disposal of assets (1)	160	196	(3,396)
Net income attributable to noncontrolling interests	470	733	621
FFO	8,432	8,618	4,236
Acquisition costs	46	75	—
(Gain) loss on insurance settlement (2)	(558)	(1,934)	358
Litigation costs with our former external manager	—	—	1,491
FFO-Core	$7,920	$6,759	$6,085

(1)     Including amounts for discontinued operations.
(2)     $392 included in rental revenue for the twelve months ended December 31, 2009.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of December 31, 2010.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We are exposed to changes in interest rates as a result of our debt facilities that have floating interest rates.  As of December 31, 2010, we had $25.4 million of loans with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of December 31, 2010, we did not have a fixed rate hedge in place, leaving $25.4 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we try to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2010, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2010, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financing reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2011 annual meeting of shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2011 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	(1)	$—	473,814	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	473,814

(1)     Excludes 632,589 Class A common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Plan.
(2)     Pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “Plan”), the maximum aggregate number of Class B common shares that may be issued under the Plan will be increased upon each issuance of Class A and Class B common shares by the Company so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of the Company and OP units issued and outstanding (other than treasury shares and/or units issued to or held by the Company).
(3)     Excludes 8,333 restricted Class A common shares issued to trustees outside the Plan. See Note 14 of the accompanying Consolidated Financial Statements for more information.
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2011 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2011 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2011 annual meeting of shareholders.

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

WHITESTONE REIT
Date:	March 1, 2011	By:	/s/ James C. Mastandrea
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

March 1, 2011	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 1, 2011	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 1, 2011	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

March 1, 2011	/s/ Daniel G. DeVos
Daniel G. DeVos, Trustee

March 1, 2011	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 1, 2011	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Whitestone REIT

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
March 1, 2011

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
( in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Real estate assets, at cost:
Property	$204,954	$192,832
Accumulated depreciation	(39,556)	(34,434)
Total real estate assets	165,398	158,398
Cash and cash equivalents	17,591	6,275
Escrows and acquisition deposits	4,385	8,155
Accrued rent and accounts receivable, net of allowance for doubtful accounts	4,726	4,514
Unamortized lease commissions and loan costs	3,598	3,973
Prepaid expenses and other assets	747	685
Total assets	$196,445	$182,000
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$100,941	$101,782
Accounts payable and accrued expenses	7,292	9,954
Tenants' security deposits	1,796	1,630
Dividends and distributions payable	2,133	1,775
Total liabilities	112,162	115,141
Commitments and Contingencies:
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and
outstanding at December 31, 2010 and December 31, 2009, respectively	—	—
Class A common shares, $0.001 par value per share; 50,000,000 shares authorized; 3,471,187 and 3,445,769 issued and outstanding as of December 31, 2010 and December 31, 2009,
respectively	3	10
Class B common shares, $0.001 par value per share; 350,000,000 shares authorized;
2,200,000 and 0 issued and outstanding as of December 31, 2010 and December 31, 2009,
respectively	2	—
Additional paid-in capital	93,357	69,952
Accumulated deficit	(30,654)	(26,372)
Total Whitestone REIT shareholders' equity	62,708	43,590
Noncontrolling interest in subsidiary	21,575	23,269
Total equity	84,283	66,859
Total liabilities and equity	$196,445	$182,000

See notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Property revenues
Rental revenues	$25,901	$26,449	$24,999
Other revenues	5,632	6,236	6,202
Total property revenues	31,533	32,685	31,201

Property expenses
Property operation and maintenance	8,358	8,519	8,862
Real estate taxes	3,925	4,472	3,973
Total property expenses	12,283	12,991	12,835

Other expenses (income)
General and administrative	4,992	6,072	6,708
Depreciation & amortization	7,225	6,958	6,859
Involuntary conversion	(558)	(1,542)	358
Interest expense	5,620	5,749	5,857
Interest income	(28)	(36)	(182)
Total other expense	17,251	17,201	19,600

Income (loss) from continuing operations before loss on disposal of assets
and income taxes	1,999	2,493	(1,234)

Provision for income taxes	(264)	(222)	(219)
Loss on sale or disposal of assets	(160)	(196)	(223)
Income (loss) from continuing operations	1,575	2,075	(1,676)

Loss from discontinued operations	—	—	(188)
Gain on sale of properties from discontinued operations	—	—	3,619
Net income	1,575	2,075	1,755

Less: Net income attributable to noncontrolling interests	470	733	621

Net income attributable to Whitestone REIT	$1,105	$1,342	$1,134

See notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.27	$0.41	$(0.32)
Income from discontinued operations attributable to Whitestone REIT	—	—	0.67
Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.27	$0.41	$0.35

Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.27	$0.40	$(0.32)
Income from discontinued operations attributable to Whitestone REIT	—	—	0.67
Net income attributable to common shareholders excluding amounts attributable
to unvested restricted shares	$0.27	$0.40	$0.35

Weighted average number of common shares outstanding:
Basic	4,012	3,236	3,277
Diluted	4,041	3,302	3,277

Dividends declared per Class A common share	$1.19	$1.35	$1.59
Dividends declared per Class B common share (1)	0.57	—	—

Condensed Consolidated Statements of Comprehensive Income

Net income	$1,575	$2,075	$1,755
Other comprehensive gain
Unrealized gain on cash flow hedging activities	—	—	368
Comprehensive income	1,575	2,075	2,123

Less: Comprehensive income attributable to noncontrolling interests	470	733	759

Comprehensive income attributable to Whitestone REIT	$1,105	$1,342	$1,364

(1)    Dividend rate is the same as Class A, but represents a partial year for Class B common shares issued August 26, 2010.

See notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share and unit data)

							Accumulated
	Class A		Class B		Additional		Other	Total	Noncontrolling
	Common Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Interests		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Losss	Equity	Units	Dollars	Equity

Balance, December 31, 2007	3,334	$10	—	$—	$72,273	$(19,210)	$(230)	$52,843	1,936	$28,039	$80,882

Repurchase of common
stock and units	(98)	—	—	—	(2,479)	—	—	(2,479)	(356)	(4,762)	(7,241)

Reclassification of dividend
reinvestment plan shares
with rescission rights to
liabilities at $28.50 per
share	—	—	—	—	(606)	—	—	(606)	—	—	(606)

Dividends and distributions	—	—	—	—	—	(5,231)	—	(5,231)	—	(2,755)	(7,986)

Unrealized loss on change in
fair value of cash flow
hedges	—	—	—	—	—	—	230	230	—	138	368

Net income	—	—	—	—	—	1,134	—	1,134	—	621	1,755

Balance, December 31, 2008	3,236	10	—	—	69,188	(23,307)	—	45,891	1,580	21,281	67,172

OP units issued at $15.45 per
per unit in connection with
property acquistion	—	—	—	—	—	—	—	—	235	3,625	3,625

Share-based compensation	210	—	—	—	764	—	—	764	—	—	764

Dividends and distributions	—	—	—	—	—	(4,407)	—	(4,407)	—	(2,370)	(6,777)

Net income	—	—	—	—	—	1,342	—	1,342	—	733	2,075

Balance, December 31, 2009	3,446	10	—	—	69,952	(26,372)	—	43,590	1,815	23,269	66,859

Change in par value of
common shares	—	(7)	—	—	7	—	—	—	—	—	—

Issuance of common shares	—	—	2,200	2	22,968	—	—	22,970	—	—	22,970

Share-based compensation	41	—	—	—	73	—	—	73	—	—	73

Dividends and distributions	—	—	—	—	—	(5,387)	—	(5,387)	—	(2,164)	(7,551)

Repurchase of common
shares (1)	(16)	—	—	—	(249)	—	—	(249)	—	—	(249)

Reclassification of dividend
reinvestment plan shares
with expired rescission
rights to equity from
liabilities at $28.50 per share	—	—	—	—	606	—	—	606	—	—	606

Net income	—	—	—	—	—	1,105	—	1,105	—	470	1,575

Balance, December 31, 2010	3,471	$3	2,200	$2	$93,357	$(30,654)	$—	$62,708	1,815	$21,575	$84,283

(1)     During the three months ended June 30, 2010, the Company acquired Class A common shares held by employees who tendered owned Common Shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.
See notes to consolidated financial statements.

Whitestone REIT and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,575	$2,075	$(1,676)
Net income from discontinued operations	—	—	3,431
	1,575	2,075	1,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,225	6,958	6,859
Loss on sale or disposal of assets	160	196	223
Bad debt expense	536	877	731
Share-based compensation	297	1,013	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,840	(3,700)	(3,590)
Accrued rent and accounts receivable	(748)	(511)	(225)
Unamortized lease commissions and loan costs	(783)	(634)	(813)
Prepaid expenses and other assets	446	527	417
Accounts payable and accrued expenses	(2,319)	2,096	655
Tenants' security deposits	166	1	31
Net cash provided by operating activities	10,395	8,898	2,612
Net cash provided by operating activities of discontinued operations	—	—	8
Cash flows from investing activities:
Acquisitions of real estate	(8,625)	(5,619)	—
Additions to real estate	(4,143)	(3,611)	(5,153)
Net cash used in investing activities	(12,768)	(9,230)	(5,153)
Net cash used in investing activities of discontinued operations	—	—	(8)
Cash flows from financing activities:
Dividends paid	(5,158)	(4,645)	(5,578)
Distributions paid to OP unit holders	(2,249)	(2,281)	(3,094)
Proceeds from issuance of common shares	22,970	—	—
Proceeds from notes payable	1,430	9,557	95,053
Repayments of notes payable	(2,957)	(8,725)	(78,990)
Payments of loan origination costs	(98)	(288)	(2,672)
Repurchase of common stock	(249)	—	—
Net cash provided by (used in) financing activities	13,689	(6,382)	4,719
Net increase (decrease) in cash and cash equivalents	11,316	(6,714)	2,178
Cash and cash equivalents at beginning of period	6,275	12,989	10,811
Cash and cash equivalents at end of period	$17,591	$6,275	$12,989
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,621	$5,535	$5,189
Cash paid for taxes	262	223	224
Non cash Investing and financing activities:
Disposal of fully depreciated real estate	$598	$564	$698
Financed insurance premiums	616	568	476
Acquistion of real estate in exchange for OP units	—	3,625	—
Change in par value of Class A common shares	7	—	—
Disposal of real estate in settlement of lawsuit	—	—	7,844
Reclassification of dividend reinvestment shares with rescission rights	606	—	(606)

See notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2010, 2009 and 2008, we owned and operated 38, 36, and 35 retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2010, 2009 and 2008, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Class A or Class B common shares of beneficial interest in Whitestone (collectively “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, Class A common shares on a one for one basis (“OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the allocated purchase price of acquired properties, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps and the estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. All of these adjustments are of a normal recurring nature with the exception of a retroactive restatement of share and unit counts and per share and unit amounts to reflect our 1-for-3 reverse share split in August 2010. For further details see Note 12, Equity.

Share-Based Compensation.   From time to time we award nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $0.3 million and $1.0 million in share-based compensation expense for the years ended December 31, 2010 and December 31, 2009, respectively.  No share-based compensation expense was recognized prior to 2009 as no awards had been granted.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

Noncontrolling Interests.  Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interests in equity on the condensed consolidated balance sheets but separate from Whitestone’s equity.  On the consolidated statements of operations and comprehensive income, the subsidiaries are reported at the consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests.  Consolidated statements of changes in equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2010 and 2009 consist of demand deposits at commercial banks and brokerage accounts.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  No interest was capitalized for the years ended December 31, 2010 and 2009.  Approximately $0.4 million in interest was capitalized for the year ended December 31, 2008.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

of December 31, 2010.

Accrued Rent and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2010 and 2009, we had an allowance for uncollectible accounts of $1.3 million and $0.9 million, respectively. During 2010, 2009 and 2008, we recorded bad debt expense in the amount of $0.5 million, $0.9 million and $0.7 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Federal Income Taxes.  We elected to be taxed as a real estate investment trust ("REIT") under the Code beginning with our taxable year ended December 31, 1999.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We believe that we are organized and operate in such a manner as to qualify to be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

State Taxes.  In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008.  The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, FASB Accounting Standards Codification ("ASC") 740, “Income Taxes” applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.3 million, $0.2 million and $0.2 million for the Texas Margin Tax for each of the years ended December 31, 2010, 2009 and 2008.

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

We have adopted provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which requires for items appropriately classified as cash flow hedges, that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  As of December 31, 2010 and 2009, we did not have any interest rate swaps.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

Concentration of Risk.  Substantially all of our revenues are obtained from office, warehouse and retail locations in the Houston, Dallas and San Antonio, Texas metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

Comprehensive Loss.  In October 2007, we entered into an interest rate swap which was designated as a cash flow hedge.  Amounts recorded to other comprehensive income are $0.0 million,  $0.0 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  This swap matured in October 2008.

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

4.  REAL ESTATE

As of December 31, 2010, we owned 38 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.2 million square feet of total area.

In November 2010, we acquired a property that meets our Community Centered Property strategy, containing 111,227 leasable square feet located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property, Sunnyslope, a Class B community center, is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations. The property, The Citadel, a Class A community center, is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,396 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 OP units valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV, an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

5.  ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2010	2009
Tenant receivables	$1,742	$1,770
Accrued rent	4,288	3,636
Allowance for doubtful accounts	(1,304)	(894)
Other receivables	—	2
Totals	$4,726	$4,514

6.  UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2010	2009
Leasing commissions	$4,971	$4,601
Deferred financing costs	2,307	2,208
Total cost	7,278	6,809
Less: leasing commissions accumulated amortization	(2,669)	(2,246)
Less: deferred financing cost accumulated amortization	(1,011)	(590)
Total cost, net of accumulated amortization	$3,598	$3,973

A summary of expected future amortization of deferred costs is as follows (in thousands):

	Leasing	Deferred Financing
Years Ended December 31,	Commissions	Costs	Total
2011	$731	$440	$1,171
2012	568	440	1,008
2013	388	364	752
2014	251	39	290
2015	157	13	170
Thereafter	207	—	207
Total	$2,302	$1,296	$3,598

7.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2010 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2011	$24,186
2012	20,036
2013	14,448
2014	9,972
2015	6,415
Thereafter	14,536
Total	$89,593

8.  DEBT

Notes payable

Below is a detailed explanation of notes payable including key terms and maturities (in thousands):

	Year Ended
	December 31,
Description	2010	2009
Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,498	$9,646
$1.5 million 6.50% Note, due 2014	1,496	—
$11.2 million 6.52% Note, due 2015	10,908	11,043
$21.4 million 6.53% Notes, due 2013	20,142	20,721
$24.5 million 6.56% Note, due 2013	24,030	24,435
$9.9 million 6.63% Notes, due 2014	9,498	9,757
$0.5 million 5.05% Notes, due 2011 and 2010	13	52
Floating rate note
$26.9 million LIBOR + 2.86% Note, due 2013	25,356	26,128
	$100,941	$101,782

Our debt was collateralized by 23 operating properties as of December 31, 2010 with a combined net book value of $110.1 million and 21 operating properties at December 31, 2009 with a combined net book value of $108.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.
On September 10, 2010, we executed a promissory note (the "Promissory Note") in the amount of $1.5 million (the "New Loan") payable to MidFirst Bank, a federally chartered savings association (MidFirst), with an applicable interest rate of 6.5% per annum. Monthly payments of $10,128 began on November 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014. The Promissory Note is secured by a second lien deed of trust on our Windsor Park retail facility located in Windcrest, Texas, a first lien deed of trust on our Brookhill office/flex building located in Houston, Texas and a first lien deed of trust on our Zeta office building located in Houston, Texas. The funds from the Promissory Note are being used for capital improvements to Windsor Park.
The loan documents executed in connection with the Promissory Note (the "Loan Documents") included a Limited Guaranty by us of the Promissory Note until the Windsor Park construction is completed. Following this event, we will remain

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

liable for the deficiency, if any, following a foreclosure of property securing the Promissory Note; provided that upon the occurrence of certain "Full Recourse Events" defined in the Loan Documents, our obligations shall convert to a full guarantee of the New Loan.
In connection with the Promissory Note, the Loan Documents also provided for a modification of our existing loan with MidFirst in the amount of $10,000,000 (the "Existing Loan"). The Loan Documents provide that the promissory note executed in connection with the Existing Loan is modified to be secured, in part, by second liens on the Brookhill and Zeta Buildings, as well as certain other modifications for the purpose of cross collateralizing and cross-defaulting the two loans. The Existing Loan is also modified by the Modification of Promissory Note which provide that payments of $61,773 began on October 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014. Finally, the Loan Documents included the Modification of Limited Guaranty, which provided that the Limited Guaranty executed in connection with the Existing Loan was only for the deficiency, if any, following the foreclosure of property securing the Existing Loan; provided that upon the occurrence of certain "Full Recourse Events" defined in the Modification of Limited Guaranty, our obligations shall convert to a full guarantee of the Existing Loan.
Our loans are subject to customary financial covenants.  As of December 31, 2010, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2010 are due during the following years (in thousands):

Amount Due
Year	(in thousands)

2011	$2,459
2012	2,579
2013	66,424
2014	19,209
2015	10,270
2016 and thereafter	—
Total	$100,941

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

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2010, 2009 and 2008, 1,814,569, 1,814,569 and 1,579,962 OP Units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the year ended December 31, 2010, distributions of $251,000 were made to the holders of certain restricted common shares, $224,000 of which were charged against earnings.  For the year ended December 31, 2009, distributions of $277,000 were made to holders of certain restricted common shares, $250,000 of which were charged against earnings, and no distributions were made on the performance restricted common shares prior to 2009.  See Note 13 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$1,575	$2,075	$(1,676)
Less: Net loss (income) attributable to noncontrolling interests	(470)	(733)	627
Dividends paid on unvested restricted shares	(27)	(27)	—
Undistributed earnings attributable to unvested restricted shares	—	—	—
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	1,078	1,315	(1,049)
Income from discontinued operations	—	—	3,431
Less: Net income attributable to noncontrolling interests	—	—	(1,248)
Income from discontinued operations attributable to Whitestone REIT	—	—	2,183
Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$1,078	$1,315	$1,134
Denominator
Weighted average number of common shares - basic	4,012	3,236	3,277
Effect of dilutive securities:
Unvested restricted shares	29	66	—
Weighted average number of common shares - dilutive	4,041	3,302	3,277
Basic earnings per common share:
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.27	$0.41	$(0.32)
Income from discontinued operations attributable to Whitestone REIT	—	—	0.67
Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.27	$0.41	$0.35
Diluted earnings per common share:
Income (loss) from continuing operations attributable to Whitestone REIT
excluding amounts attributable to unvested restricted shares	$0.27	$0.40	$(0.32)
Income from discontinued operations attributable to Whitestone REIT	—	—	0.67
Net income attributable to common shareholders excluding amounts
attributable to unvested restricted shares	$0.27	$0.40	$0.35

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

During 2010, we discovered that we may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If our investment in a commercial paper investment sweep account through such cash management agreement is not treated as cash, and is instead treated as a security of a single issuer for purposes of the “5% asset test,” then we failed the “5% asset test” for the first quarter of our 2009 taxable year. We believe, however, that if we failed the “5% asset test,” our failure would be considered due to reasonable cause and not willful neglect and, therefore, we would not be disqualified as a REIT for our 2009 taxable year. We would be, however, subject to certain reporting requirements and a tax equal to the greater of

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

$50,000 or 35% of the net income from the commercial paper investment account during the period in which we failed to satisfy the “5% asset test.” The amount of such tax was $50,000, and we paid such tax on April 27, 2010.
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

For federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2010	2009	2008
Ordinary income (unaudited)	37.8%	40.5%	3.8%
Return of capital (unaudited)	62.2%	59.5%	67.6%
Capital gain distributions (unaudited)	—%	—%	28.6%
Total	100.0%	100.0%	100.0%

11.  RELATED PARTY TRANSACTIONS

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

An independent appraiser valued Spoerlein Commons at $9.6 million. In exchange for this property, our Operating Partnership paid the Seller $5.5 million, received credit for net prorations of $0.3 million and issued 234,637 OP Units, valued at $15.45 per unit, or an aggregate of $3.6 million, for a total purchase price of $9.4 million.

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

The OP Units received by Midwest were convertible on a one-for-one basis into cash or, at our option, our Class A common shares at any time after July 1, 2009 in accordance with the terms of the limited partnership agreement to our Operating Partnership. The Seller was not entitled to any distributions with respect to the OP Units prior to June 30, 2009. The results of Spoerlein Commons are included in our consolidated financial statements as of the date of the acquisition.
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

12.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 50 million Class A common shares of beneficial interest, $0.001 par value per share, up to 350 million Class B common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

Recapitalization, listing and offering of Class B common shares
On August 24, 2010, we filed with the State Department of Assessments and Taxation of Maryland (the “SDAT”) amendments to our declaration of trust that (i) changed the name of all of our common shares of beneficial interest, par value $0.001 to Class A common shares, (ii) effected a 1-for-3 reverse share split of our Class A common shares and (iii) changed the par value of our Class A common shares to $0.001 per share after the reverse share split. In addition, we filed with the SDAT articles supplementary to our declaration of trust that created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares” (the “Class B common shares” and collectively with Class A common shares, the “common shares”). Share and unit counts and per share and unit amounts have been retroactively restated to reflect our 1-for-3 reverse share split in August 2010.
On August 25, 2010, in connection with the listing of our Class B common shares on the NYSE-Amex, we offered and subsequently issued 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to us. As of December 31, 2010, we had 3,471,187 Class A common shares, 2,200,000 Class B common shares, and 1,814,569 OP Units, not held by us, outstanding. Each Class B common share has the following rights:

•	the right to vote together with Class A common shareholders on all matters submitted to the Company’s shareholders;

•	one vote on all matters voted upon by the Company’s shareholders;

•	the right to receive dividends equal to any dividends declared on the Class A common shares; and

•	liquidation rights equal to the liquidation rights of each Class A common share.
Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2010, we owned a 75.4% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into cash or, at our option, Class A common shares at a ratio of one OP Unit for one Class A common share.  Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone.  Subject to certain restrictions, OP Units are not convertible into Class A common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of December 31, 2010 and December 31, 2009, there were 7,364,943 and 5,139,541 OP Units outstanding, respectively.  We owned 5,550,374 and 3,324,941 OP Units as of December 31, 2010 and December 31, 2009, respectively. The balance of the OP Units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 70.18%, 64.67% and 64.62% for the years ended December 31, 2010, 2009 and 2008, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

Dividends and distributions

The following tables summarize the cash dividends paid or payable to holders of common shares and distributions paid or payable to holders of noncontrolling OP Units during the years ended December 31, 2010 and 2009 and the quarter ended March 31, 2010.

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid	Dividend Per Common Share	Total Amount Paid	Dividend Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2010
Fourth Quarter	$0.2850	$989	$0.2850	$627	$0.2850	$514	$2,130
Third Quarter	0.2850	992	0.0960	211	0.2850	515	1,718
Second Quarter	0.3375	1,176	—	—	0.3375	610	1,786
First Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Total	$1.2450	$4,320	$0.3810	$838	$1.2450	$2,249	$7,407

2009
Fourth Quarter	$0.3375	$1,163	$—	$—	$0.3375	$610	$1,773
Third Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Second Quarter	0.3375	1,163	—	—	0.3375	530	1,693
First Quarter	0.3375	1,156	—	—	0.3375	531	1,687
Total	$1.3500	$4,645	$—	$—	$1.3500	$2,281	$6,926

13.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). On December 22, 2010, our board amended the Plan to allow for the issuance of Class B common shares pursuant to the Plan. The Plan, as amended, provides that awards may be made with respect to Class B common shares of Whitestone or OP units, which may be converted into Class A common shares of Whitestone. The maximum aggregate number of Class B common shares that may be issued under the Plan is increased upon each issuance of Class A or Class B common shares by Whitestone (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of Whitestone and OP units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

The Compensation Committee of Whitestone’s Board of Trustees administers the Plan, except with respect to awards to non-employee trustees, for which the Plan is administered by Whitestone’s Board of Trustees.  The Compensation Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted Class B common shares, restricted Class B common share units, performance awards and other share-based awards.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

until the restricted Class A common share units are fully vested and convertible to Class A common shares of Whitestone.

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2010	588,564	$12.39
Granted	31,858	14.09
Vested	(55,699)	12.48
Forfeited	(42,282)	12.52
Non-vested at December 31, 2010	522,441	$12.48
Available for grant at December 31, 2010	473,814

(1)    The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
2010	31,858	$14.09	(55,699)	$695
2009	600,731	12.37	—	—
2008	—	—	—	—

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2010 and December 31, 2009 was $0.3 million and $1.0 million, respectively, which represents achievement of the first performance-based target and anticipated vesting of certain restricted shares with time-based vesting.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As a result, as of December 31, 2010, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management’s current estimates.  As of December 31, 2010, there was approximately $0.2 million in unrecognized compensation cost related to outstanding nonvested time-based shares which are expected to be recognized over a weighted-average period of approximately three years. There was no share-based compensation expense prior to 2009.  The fair value of the shares granted during the years ended December 31, 2010 and 2009 was determined based on observable market transactions occurring near the date of the grants.

14. GRANTS TO TRUSTEES
On March 25, 2009, each of our five independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012. During the year ended December 31, 2010, 3,891 of these restricted shares vested. These restricted shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Plan.
The 8,333 Class A common shares granted to our five independent trustees had a weighted average grant date fair value of $14.81 per share, resulting in total unrecognized compensation cost of approximately $40,000 as of December 31, 2010, which is expected to be recognized over a weighted-average period of approximately one year. The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

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

16. INVOLUNTARY CONVERSION

Involuntary conversion was a gain of $0.6 million for the year ended December 31, 2010.  The involuntary conversion gain of $0.6 million recognized during the year ended December 31, 2010 represents the completion of the repairs to the 31 properties impacted by Hurricane Ike at costs that were lower than we estimated as of December 31, 2009. The estimated costs were sensitive to the scope requirements of our lenders and labor and material costs of our vendors, and the final costs incurred were more favorable than we anticipated.

During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and approximately $0.5 million allocated to loss of rents claims.  For the year ended December 31, 2009, the $6.5 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5.1 million resulting in a gain of $1.4 million.  The remaining $0.1 million in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas.

Hurricane Ike-related repair costs of approximately $0.4 million included in involuntary conversion loss during the year ended December 31, 2008.

17.  SEGMENT INFORMATION

Our management historically has not differentiated by property types and therefore does not present segment information.

18.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Revenues from continuing operations	$7,709	$7,832	$7,933	$8,059
Net income attributable to Whitestone REIT	217	166	177	545
Earnings per share:
Basic - Net income attributable to Whitestone REIT (1)	$0.06	$0.05	$0.04	$0.10
Diluted - Net income attributable to Whitestone REIT (1)	$0.06	$0.05	$0.04	$0.10
2009
Revenues from continuing operations	$8,044	$8,203	$8,484	$7,954
Net income (loss) attributable to Whitestone REIT	(21)	47	601	715
Earnings per share:
Basic - Net income (loss) attributable to Whitestone REIT (1)	$(0.01)	$0.01	$0.18	$0.22
Diluted - Net income (loss) attributable to Whitestone REIT (1)	(0.01)	0.01	0.18	0.21

(1)     The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2010

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Period	Expense	Reserves	Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$894	$536	(126)	$1,304
Year ended December 31, 2009	1,497	877	(1,480)	894
Year ended December 31, 2008	865	731	(99)	1,497

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2010

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Retail Properties:
Bellnot Square	$1,154	$4,638	$382	$—	$1,154	$5,020	$6,174
Bissonnet Beltway	415	1,947	417	—	415	2,364	2,779
Centre South	481	1,596	453	—	481	2,049	2,530
Greens Road	354	1,284	137	—	354	1,421	1,775
Holly Knight	320	1,293	188	—	320	1,481	1,801
Kempwood Plaza	733	1,798	1,103	—	733	2,901	3,634
Lion Square	1,546	4,289	976	—	1,546	5,265	6,811
Providence	918	3,675	802	—	918	4,477	5,395
Shaver	184	633	—	—	184	633	817
South Richey	778	2,584	352	—	778	2,936	3,714
Spoerlein Commons	2,340	7,296	154	—	2,340	7,450	9,790
SugarPark Plaza	1,781	7,125	269	—	1,781	7,394	9,175
Sunridge	276	1,186	212	—	276	1,398	1,674
Torrey Square	1,981	2,971	876	—	1,981	3,847	5,828
Town Park	850	2,911	250	—	850	3,161	4,011
Webster Point	720	1,150	307	—	720	1,457	2,177
Westchase	423	1,751	2,734	—	423	4,485	4,908
Windsor Park	2,621	10,482	1,152	—	2,621	11,634	14,255
	$17,875	$58,609	$10,764	$—	$17,875	$69,373	$87,248
Office/Flex Properties:
Brookhill	$186	$788	$282	$—	$186	$1,070	$1,256
Corporate Park Northwest	1,534	6,306	912	—	1,534	7,218	8,752
Corporate Park West	2,555	10,267	786	—	2,555	11,053	13,608
Corporate Park Woodland	652	5,330	484	—	652	5,814	6,466
Dairy Ashford	226	1,211	98	—	226	1,309	1,535
Holly Hall	608	2,516	172	—	608	2,688	3,296
Interstate 10	208	3,700	417	—	208	4,117	4,325
Main Park	1,328	2,721	485	—	1,328	3,206	4,534
Plaza Park	902	3,294	876	—	902	4,170	5,072
West Belt Plaza	568	2,165	529	—	568	2,694	3,262
Westgate	672	2,776	418	—	672	3,194	3,866
	$9,439	$41,074	$5,459	$—	$9,439	$46,533	$55,972
Office Properties:
9101 LBJ Freeway	$1,597	$6,078	$1,107	$—	$1,597	$7,185	$8,782
Featherwood	368	2,591	482	—	368	3,073	3,441
Pima Norte	1,086	7,162	800	517	1,086	8,479	9,565
Royal Crest	509	1,355	172	—	509	1,527	2,036
Uptown Tower	1,621	15,551	2,560	—	1,621	18,111	19,732
Woodlake Plaza	1,107	4,426	983	—	1,107	5,409	6,516
Zeta Building	636	1,819	297	—	636	2,116	2,752
	$6,924	$38,982	$6,401	$517	$6,924	$45,900	$52,824
Total Operating Portfolio	$34,238	$138,665	$22,624	$517	$34,238	$161,806	$196,044

The Citadel	$472	$1,777	$32	$—	$472	$1,809	$2,281
Sunnyslope Village	1,305	5,324	—	—	1,305	5,324	6,629
	$1,777	$7,101	$32	$—	$1,777	$7,133	$8,910
Grand Totals	$36,015	$145,766	$22,656	$517	$36,015	$168,939	$204,954

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2010

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Retail Properties:
Bellnot Square		$1,161		1/1/2002	5-39 years
Bissonnet Beltway		1,029		1/1/1999	5-39 years
Centre South		784		1/1/2000	5-39 years
Greens Road		612		1/1/1999	5-39 years
Holly Knight	(3)	655		8/1/2000	5-39 years
Kempwood Plaza	(3)	1,187		2/2/1999	5-39 years
Lion Square	(3)	1,623		1/1/2000	5-39 years
Providence	(3)	1,258		3/30/2001	5-39 years
Shaver		239		12/17/1999	5-39 years
South Richey	(3)	896		8/25/1999	5-39 years
Spoerlein Commons		379		1/16/2009	5-39 years
SugarPark Plaza	(3)	1,190		9/8/2004	5-39 years
Sunridge	(3)	383		1/1/2002	5-39 years
Torrey Square	(3)	1,398		1/1/2000	5-39 years
Town Park	(3)	1,296		1/1/1999	5-39 years
Webster Point		516		1/1/2000	5-39 years
Westchase		719		1/1/2002	5-39 years
Windsor Park	(4)	1,906		12/16/2003	5-39 years
		$17,231
Office/Flex Properties:
Brookhill	(5)	$238		1/1/2002	5-39 years
Corporate Park Northwest		1,950		1/1/2002	5-39 years
Corporate Park West	(6)	2,895		1/1/2002	5-39 years
Corporate Park Woodland	(7)	2,024	11/1/2000		5-39 years
Dairy Ashford		471		1/1/1999	5-39 years
Holly Hall	(7)	664		1/1/2002	5-39 years
Interstate 10	(7)	1,839		1/1/1999	5-39 years
Main Park	(7)	1,071		1/1/1999	5-39 years
Plaza Park	(7)	1,350		1/1/2000	5-39 years
West Belt Plaza	(7)	1,125		1/1/1999	5-39 years
Westgate	(7)	792		1/1/2002	5-39 years
		$14,419
Office Properties:
9101 LBJ Freeway	(8)	$1,301		8/10/2005	5-39 years
Featherwood		481		1/1/2000	5-39 years
Pima Norte		529		10/4/2007	5-39 years
Royal Crest		1,008		1/1/2000	5-39 years
Uptown Tower	(8)	2,798		11/22/2005	5-39 years
Woodlake Plaza	(8)	1,048		3/14/2005	5-39 years
Zeta Building	(5)	707		1/1/2000	5-39 years
		$7,872
Total Operating Portflio		$39,522

The Citadel		$11		9/28/2010	5-39 years
Sunnyslope Village		23		11/1/2010	5-39 years
		$34
Grand Total		$39,556

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2010

(1)     Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2010	2009	2008
Balance at beginning of period	$192,832	$180,397	$172,315
Additions during the period:
Acquisitions	8,878	9,636	—
Improvements	4,142	3,770	9,402
	13,020	13,406	9,402
Deductions - cost of real estate sold or retired	(898)	(971)	(1,320)
Balance at close of period	$204,954	$192,832	$180,397

(2)     The aggregate cost of real estate (in thousands) for federal income tax purposes is $169,266.

(3)      These properties secure a $21.4 million and a $9.9 million mortgage notes.

(4)      This property secures a $10.0 million mortgage note.

(5)      These properties secure a $1.5 million mortgage note.

(6)      This property secures an $11.2 million mortgage note.

(7)      These properties secure a $26.9 million mortgage note.

(8)      These properties secure a $24.5 million mortgage note.

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

3.1.1	Amended and Restated Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

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

10.7
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

10.8+	Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 31, 2008)

10.9
Promissory Note among Whitestone Corporate Park West, LLC and MidFirst Bank dated August 5, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 8, 2008)

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

10.10
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.11
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.12
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.13
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.14
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.15
Promissory Note among Whitestone Offices LLC and Nationwide Life Insurance Company dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.16
Promissory Note among Whitestone Industrial-Office LLC and Jackson Life Insurance Company dated October 3, 2008 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

10.17+
Form of Restricted Common Share Award Agreement (Performance Vested) (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.18+	Form of Restricted Common Share Award Agreement (Time Vested) (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.19+	Form of Restricted Unit Award Agreement (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

10.20
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.21
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

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

10.24
Purchase, Sale and Contribution Agreement between Whitestone REIT Operating Partnership, L.P. and Bank One, Chicago, NA, as trustee for Midwest Development Venture IV dated December 18, 2008 (previously filed and incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.25+
Grant Agreement for Restricted Shares between Whitestone REIT and Daryl J. Carter (previously filed and incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.26+
Grant Agreement for Restricted Shares between Whitestone REIT and Daniel G. DeVos (previously filed and incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.27+
Grant Agreement for Restricted Shares between Whitestone REIT and Donald F. Keating (previously filed and incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.28+
Grant Agreement for Restricted Shares between Whitestone REIT and Jack L.Mahaffey (previously filed and incorporated by reference to Exhibit 10.12 toRegistrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.29+
Grant Agreement for Restricted Shares between Whitestone REIT and Chris A.Minton (previously filed and incorporated by reference to Exhibit 10.13 toRegistrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.30
Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.31
Modification of Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.32
Limited Guarantee dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.33+*	First Amendment to the Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

*   Filed herewith.

+   Denotes management contract or compensatory plan or arrangement.