Form 10-Q
period 2011-06-30
Whitestone REIT
filed 2011-08-08
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☒Yes    ☐No

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
Non-accelerated filer (Do not check if a smaller reporting company) ☒           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2011
Class A Common Stock, $0.001 par value	3,471,157 Shares
Class B Common Stock, $0.001 par value	7,510,331 Shares

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Real estate assets, at cost:
Property	$213,889	$203,223
Accumulated depreciation	(42,185)	(38,989)
Net operating real estate assets	171,704	164,234
Real estate assets held-for-sale, net	1,168	1,164
Total real estate assets	172,872	165,398
Cash and cash equivalents	57,776	17,591
Marketable securities	9,381	—
Escrows and acquisition deposits	2,491	4,385
Accrued rents and accounts receivable, net of allowance for doubtful accounts	4,998	4,691
Unamortized lease commissions and loan costs	3,684	3,574
Prepaid expenses and other assets	840	746
Other assets - discontinued operations	$86	$60
Total assets	$252,128	$196,445
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$103,050	$100,941
Accounts payable and accrued expenses	5,825	7,208
Tenants' security deposits	1,824	1,768
Dividends and distributions payable	3,647	2,133
Other liabilities - discontinued operations	68	112
Total liabilities	114,414	112,162
Commitments and contingencies:
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued
and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Class A common shares, $0.001 par value per share; 50,000,000 shares authorized;
3,471,157 and 3,471,187 issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively	3	3
Class B common shares, $0.001 par value per share; 350,000,000 shares authorized;
7,510,000 and 2,200,000 issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively	7	2
Additional paid-in capital	153,170	93,357
Accumulated other comprehensive loss	(168)	—
Accumulated deficit	(35,799)	(30,654)
Total Whitestone REIT shareholders' equity	117,213	62,708
Noncontrolling interests in subsidiary	20,501	21,575
Total equity	137,714	84,283
Total liabilities and equity	$252,128	$196,445

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Property revenues
Rental revenues	$6,657	$6,369	$13,279	$12,721
Other revenues	1,338	1,397	2,711	2,659
Total property revenues	7,995	7,766	15,990	15,380

Property expenses
Property operation and maintenance	1,966	2,106	3,883	3,862
Real estate taxes	1,096	889	2,108	2,030
Total property expenses	3,062	2,995	5,991	5,892

Other expenses (income)
General and administrative	1,778	1,272	3,242	2,472
Depreciation and amortization	1,961	1,745	3,936	3,465
Interest expense	1,445	1,402	2,847	2,809
Interest, dividend and other investment income	(55)	(5)	(115)	(12)
Total other expense	5,129	4,414	9,910	8,734

Income (loss) from continuing operations before loss on disposal of
assets and income taxes	(196)	357	89	754

Provision for income taxes	(58)	(102)	(110)	(155)
Loss on sale or disposal of assets	—	(8)	(18)	(41)

Income (loss) from continuing operations	(254)	247	(39)	558

Income from discontinued operations	16	8	47	32

Net income (loss)	(238)	255	8	590

Less: Net income (loss) attributable to noncontrolling interests	(42)	89	1	207

Net income (loss) attributable to Whitestone REIT	$(196)	$166	$7	$383

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone
REIT excluding amount attributable to unvested restricted shares	$(0.03)	$0.05	$(0.01)	$0.11
Income from discontinued operations attributable to Whitestone REIT	0.01	—	0.01	—
Net income (loss) attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$(0.02)	$0.05	$—	$0.11

Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone
REIT excluding amount attributable to unvested restricted shares	$(0.03)	$0.05	$(0.01)	$0.11
Income from discontinued operations attributable to Whitestone REIT	0.01	—	0.01	—
Net income (loss) attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$(0.02)	$0.05	$—	$0.11

Weighted average number of common shares outstanding:
Basic	8,520	3,282	7,008	3,261
Diluted	8,520	3,300	7,008	3,300

Dividends declared per common share	$0.2850	$0.2850	$0.5700	$0.6225

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$(238)	$255	$8	$590

Other comprehensive gain (loss):

Unrealized loss on available-for-sale marketable securities	(209)	—	(209)	—

Comprehensive income (loss)	(447)	255	(201)	590

Less: Comprehensive income (loss) attributable to noncontrolling
interests	(78)	89	(41)	207

Comprehensive income (loss) attributable to Whitestone REIT	$(369)	$166	$(160)	$383

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

							Accumulated
	Class A		Class B		Additional		Other	Total	Noncontrolling
	Common Shares		Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance,
December 31, 2010	3,471	$3	2,200	$2	$93,357	$(30,654)	$—	$62,708	1,815	$21,575	$84,283

Issuance of common
shares	—	—	5,310	5	59,756	—	—	59,761	—	—	59,761

Share-based
compensation	—	—	—	—	57	—	—	57	—	—	57

Dividends and
distributions	—	—	—	—	—	(5,152)	—	(5,152)	—	(1,034)	(6,186)

Unrealized loss on
change in fair value
of available-for-sale
marketable
securities	—	—	—	—	—	—	(168)	(168)	—	(41)	(209)

Net income	—	—	—	—	—	7	—	7	—	1	8

Balance,
June 30, 2011	3,471	$3	7,510	$7	$153,170	$(35,799)	$(168)	$117,213	1,815	$20,501	$137,714

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Income (loss) from continuing operations	$(39)	$558
Income from discontinued operations	47	32
Net income	8	590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,936	3,465
Gain on sale of marketable securities	(38)	—
Loss on sale or disposal of assets	18	41
Bad debt expense	214	206
Share-based compensation	155	143
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,986	2,006
Accrued rent and accounts receivable	(518)	(204)
Unamortized lease commissions and loan costs	(401)	(362)
Prepaid expenses and other assets	496	265
Accounts payable and accrued expenses	(1,721)	(2,374)
Tenants' security deposits	56	36
Net cash provided by operating activities	4,144	3,780
Net cash provided by operating activities of discontinued operations	4	38

Cash flows from investing activities:
Additions to real estate	(2,035)	(929)
Real estate acquisitions	(8,650)	—
Investments in marketable securities	(10,461)	—
Proceeds from sales of marketable securities	909	—
Net cash used in investing activities	(20,237)	(929)
Net cash used in investing activities of discontinued operations	(31)	—

Cash flows from financing activities:
Dividends paid	(3,737)	(2,339)
Distributions paid to OP unit holders	(1,030)	(1,219)
Proceeds from issuance of common shares	60,066	—
Proceeds from notes payable	2,905	—
Repayments of notes payable	(1,540)	(1,447)
Payments of loan origination costs	(359)	—
Repurchase of common shares	—	(249)
Net cash provided by (used in) financing activities	56,305	(5,254)

Net increase (decrease) in cash and cash equivalents	40,185	(2,365)
Cash and cash equivalents at beginning of period	17,591	6,275
Cash and cash equivalents at end of period	$57,776	$3,910

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,838	$2,872
Cash paid for taxes	215	262

Non cash Investing and financing activities:
Disposal of fully depreciated real estate	$21	$437
Financed insurance premiums	649	502
Accrued offering costs	305	666
Change in fair value of available-for-sale securities	(209)	—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of June 30, 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2011, and the results of operations for the three and six month periods ended June 30, 2011 and 2010, the consolidated statement of changes in equity for the six month period ended June 30, 2011 and cash flows for the six month periods ended June 30, 2011 and 2010.  All of these adjustments are of a normal recurring nature with the exception of a retroactive restatement of share and unit counts and per share and unit amounts to reflect our 1-for-3 reverse share split in August 2010.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Business.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of effectuating the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 Class A common shares of beneficial interest of the Maryland entity (the “Class A common shares”).  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive authority to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2011 and December 31, 2010, Whitestone owned and operated 40 and 38 commercial properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2011 and December 31, 2010, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Class A or Class B common shares of beneficial interest in Whitestone (collectively the "common shares") and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, Class A common shares on a one-for-one basis (the “OP Units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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
June 30, 2011
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

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in shareholders' equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of Interest, dividend and other investment income. We recognized a gain on marketable securities sold of approximately $38,000 and $0 for the six months ended June 30, 2011 and 2010, respectively. No gain or loss was recognized for the three months ended June 30, 2011 and 2010. As of June 30, 2011, our investment in available-for-sale marketable securities was approximately $9.4 million, which includes an aggregate unrealized loss of approximately $0.2 million.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date.  For the three months ended June 30, 2011 and 2010, we recognized $77,000 and $72,000 in share-based compensation expense, respectively, and for the six months ended June 30, 2011 and 2010, we recognized $155,000 and $143,000, respectively.

Noncontrolling Interests.  Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interests in equity on the consolidated balance sheets but separate from Whitestone's equity.  On the consolidated statements of operations, subsidiaries are reported at the consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests.  Consolidated statements of changes in equity are included for quarterly financial statements, including beginning balances, activity for the period and ending balances for shareholders' equity, noncontrolling interests and total equity.

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

3. ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

Accrued rent and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2011	December 31, 2010

Tenant receivables	$1,547	$1,700
Accrued rent and other recoveries	4,475	4,256
Allowance for doubtful accounts	(1,024)	(1,265)
Total	$4,998	$4,691

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

4. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2011	December 31, 2010

Leasing commissions	$5,265	$4,939
Deferred financing cost	2,681	2,307
Total cost	7,946	7,246
Less: leasing commissions accumulated amortization	(3,023)	(2,661)
Less: deferred financing cost accumulated amortization	(1,239)	(1,011)
Total cost, net of accumulated amortization	$3,684	$3,574

5. DEBT

Debt consists of the following (in thousands):

Description	June 30, 2011	December 31, 2010
Fixed rate notes
$3.0 million 6.00% Note, due 2021 (1)	$2,995	$—
$10.0 million 6.04% Note, due 2014	9,412	9,498
$1.5 million 6.50% Note, due 2014	1,484	1,496
$11.2 million 6.52% Note, due 2015	10,837	10,908
$21.4 million 6.53% Notes, due 2013	19,838	20,142
$24.5 million 6.56% Note, due 2013	23,817	24,030
$9.9 million 6.63% Notes, due 2014	9,362	9,498
$0.5 million 5.05% Notes, due 2011	344	13
Floating rate note
$26.9 million LIBOR + 2.86% Note, due 2013	24,961	25,356
	$103,050	$100,941

(1)    The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of June 30, 2011, our debt was collateralized by 24 properties with a carrying value of $111.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of June 30, 2011, we are in compliance with all loan covenants.

On June 14, 2011, Whitestone, through our Operating Partnership entered into an agreement with Harris Bank, part of BMO Financial Group, effective June 13, 2011 for an unsecured revolving credit facility (the "Facility") with an initial committed amount of $20 million. The Facility is expandable to $75 million and matures two years from closing, with a 12-month extension available upon lender approval. We will use the Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. As of June 30, 2011, no amounts were drawn on the Facility.

The Facility contains an annual administrative fee of $35,000 and a quarterly commitment fee on the average undrawn balance. If the average undrawn balance is greater than 50% of the commitment, the fee is paid quarterly based on an annual rate of 0.75% of the average undrawn balance. If the average undrawn balance is less than or equal to 50% of the commitment,

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

the fee is paid quarterly based on an annual rate of 0.50% of the average undrawn balance.

Borrowings under the Facility accrue interest (at our option) at either the Eurodollar Loan Rate or the Base Rate, plus the applicable margin as determined from the following table:

Total Indebtedness to Total Asset Value Ratio	Base Rate Margin	Eurodollar Loan Margin
Greater than 0.55 to 1.00	3.50%	4.50%
Less than or equal to 0.55 to 1.00, but greater than 0.50 to 1.00	3.25%	4.25%
Less than or equal to 0.50 to 1.00, but greater than 0.45 to 1.00	2.75%	3.75%
Less than or equal to 0.45 to 1.00	2.50%	3.50%

Base Rate means the higher of: (i) (a) the bank's prime commercial rate, (b) the average rate quoted the bank by two or more Federal funds brokers selected by the bank for sale to the bank at face value of Federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%.

Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.
The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, maximum total indebtedness to total asset value, minimum earnings before interest, tax, depreciation and amortization ("EBITDA") to fixed charges, and maintenance of net worth. The Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy, and loss of REIT tax status. We are currently in compliance with these covenants. The financial covenants for the Facility are as follows:

Covenant	Must Be
Total Indebtedness to Total Asset Value (“TAV”)	< 60%
Secured Debt to TAV	<55%
EBITDA to Fixed Charges	>1.65X
Other Recourse Debt to TAV	<10%
Tangible Net Worth (in thousands)	>$120,000
Floating Rate Debt to TAV	<25%
Property NOI to Total Indebtedness	>15%
Cross-Collateralized Secured Debt to TAV	<25%

For a full description of the Facility's covenants refer to the credit agreement dated as of June 13, 2011 as an exhibit to the Company's Current Report on Form 8-K dated June 17, 2011.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Annual maturities of our debt as of June 30, 2011 are due during the following years (in thousands):

Amount Due
Year	(in thousands)

2011	$1,612
2012	2,639
2013	66,485
2014	19,191
2015	10,315
2016 and thereafter	2,808
Total	$103,050

6.  EARNINGS PER SHARE

Basic earnings per share for Whitestone's common shareholders is calculated by dividing income (loss) from continuing operations excluding amounts attributable to unvested restricted shares, income from discontinued operations and the net income (loss) attributable to non-controlling interests by Whitestone's weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares, income from discontinued operations and the net income (loss) attributable to non-controlling interests by the weighted-average number of common shares including any dilutive unvested restricted shares.

Certain of Whitestone's performance-based restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the three months and six months ended June 30, 2011 and 2010, 1,814,569 OP Units were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended June 30, 2011, diluted weighted average common shares do not include the impact of approximately 13,000 and 16,000 unvested restricted shares, respectively, because the effect of these items on diluted earnings per share would be anti-dilutive.

For the three and six months ended June 30, 2011, distributions of $53,000 and $108,000, respectively, were made to the holders of certain restricted common shares, $49,000 and $98,000 of which were charged against earnings for the three and six months ended June 30, 2011, respectively.  For the three and six months ended June 30, 2010, distributions of $67,000 and $138,000, respectively, were made to the holders of certain restricted common shares, $62,000 and $123,000 of which were charged against earnings for the three and six months ended June 30, 2010, respectively.  See Note 11 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(in thousands, except per share data)
Numerator:
Income (loss) continuing operations	$(254)	$247	$(39)	$558
Less: Net loss (income) attributable to noncontrolling interests	44	(86)	8	(196)
Dividends paid on unvested restricted shares	(4)	(5)	(10)	(15)
Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Income (loss) from continuing operations atributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	(214)	156	(41)	347

Income from discontinued operations	16	8	47	32
Less: Net loss (income) attributable to noncontrolling interests	(2)	(3)	(9)	(11)
Income from discontinued operations attributable to Whitestone REIT	14	5	38	21

Net income (loss) attributable to common shareholders excluding
amounts attibutable to unvested restricted shares	$(200)	$161	$(3)	$368

Denominator:
Weighted average number of common shares - basic	8,520	3,282	7,008	3,261
Effect of dilutive securities:
Unvested restricted shares	—	18	—	39
Weighted average number of common shares - dilutive	8,520	3,300	7,008	3,300

Earnings Per Share:
Basic:
Income (loss) from continuing operations attributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	$(0.03)	$0.05	$(0.01)	$0.11
Income from discontinued operations attributable to Whitestone REIT	0.01	—	0.01	—
Net income (loss) attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$(0.02)	$0.05	$—	$0.11
Diluted:
Income (loss) from continuing operations attributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	$(0.03)	$0.05	$(0.01)	$0.11
Income from discontinued operations attributable to Whitestone REIT	0.01	—	0.01	—
Net income (loss) attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$(0.02)	$0.05	$—	$0.11

7. INCOME TAXES

Federal income taxes are not provided because we intend to continue to and believe we qualify as a REIT under the provisions of the Internal Revenue Code (the "Code") and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders.  Our shareholders include their proportionate taxable income in their individual tax returns.  As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

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

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended June 30, 2011 and 2010, we recognized $58,000 and $52,000 in margin tax provision, respectively, and for the six months ended June 30, 2011 and 2010, we recognized $110,000 and $105,000 in margin tax provision, respectively.

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

9.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 50,000,000 Class A common shares of beneficial interest, $0.001 par value per share, up to 350,000,000 Class B common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Secondary Offering
On May 10, 2011, we completed the public offering of 5,000,000 Class B common shares and the exercise of the underwriters' over-allotment option to purchase an additional 310,000 Class B common shares at the public offering price of $12 per share.
Net proceeds, after payment of underwriting commissions and transaction costs, were approximately $59.8 million.
We contributed the net proceeds from this offering to our Operating Partnership in exchange for a 5,310,000 OP units, thereby increasing our ownership interest in the Operating Partnership. Our Operating Partnership intends to use the net proceeds from the offering (1) to acquire commercial properties in our target markets, directly from owners or by acquiring loans with the intent to acquire the underlying property through foreclosure or deed in lieu of foreclosure within a short period of time, (2) to redevelop and re-tenant existing properties to create Whitestone-branded Community Centered Properties and (3) for general corporate purposes.
Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2011, we owned an 85.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into cash or, at our option, Class A common shares at a ratio of one OP Unit for one Class A common share.  Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone.  As of June 30, 2011 and December 31, 2010, there were 12,674,913 and 7,364,943 OP Units outstanding, respectively.  We owned 10,860,344 and 5,550,374 OP Units as of June 30, 2011 and December 31, 2010, respectively. The balance of the OP Units is owned by third parties, including certain of our trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 80.1% and 64.9% for the six months ended June 30, 2011 and June 30, 2010, respectively, and 83.4% and 65.0% for the three months ended June 30, 2011 and June 30, 2010, respectively

 Dividends and distributions

The following table summarizes the cash dividends paid or payable to holders of common shares and distributions paid or payable to holders of noncontrolling OP Units during the four quarters of 2010 and the quarters ended March 31, 2011 and June 30, 2011.

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid (in thousands, except per share data)	Dividend Per Common Share	Total Amount Paid	Dividend Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
Second Quarter	$0.2850	$989	$0.2850	$1,132	$0.2850	$515	$2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$0.5700	$1,978	$0.5700	$1,759	$0.5700	$1,030	$4,767

2010
Fourth Quarter	$0.2850	$989	$0.2850	$627	$0.2850	$514	$2,130
Third Quarter	0.2850	992	0.0960	211	0.2850	515	1,718
Second Quarter	0.3375	1,176	—	—	0.3375	610	1,786
First Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Total	$1.2450	$4,320	$0.3810	$838	$1.2450	$2,249	$7,407

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

Executive Relocation.  On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio.  Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence.  In May 2010 we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston.  Since the engagement of the relocation firm, no offers on the home have been received.  Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate.  The first $450,000 plus any taxes will be paid in cash.  Any amount payable in excess of $450,000 will be paid in common shares at the market value of the shares, as determined in the reasonable judgment of the Board, as of the time of the sale of the residence.  The common shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments.  In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  We also previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

11.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”). On December 22, 2010, our Board amended the 2008 Plan to allow for awards in or related to Class B common shares pursuant to the 2008 Plan. The 2008 Plan, as amended, provides that awards may be made with respect to Class B common shares of Whitestone or units of the Operating Partnership, which may be converted into Class A common shares of Whitestone. The maximum aggregate number of Class B common shares that may be issued under the 2008 Plan is increased upon each issuance of Class A or Class B common shares by Whitestone (including issuances pursuant to the 2008 Plan) so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of Whitestone and units of the Operating Partnership issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

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

On January 6, 2009, the Compensation Committee, pursuant to the 2008 Plan, granted to certain of our officers restricted Class A common shares and restricted Class A common share units subject to certain restrictions. The restricted Class A common shares and restricted Class A common share units will vest based on certain performance goals (as specified in the award agreement). The grantee is the record owner of the restricted Class A common shares and has all rights of a shareholder with respect to the restricted Class A common shares, including the right to vote the restricted Class A common shares and to receive dividends and distributions with respect to the restricted Class A common shares. The grantee has no rights of a shareholder with respect to the restricted Class A common share units, including no right to vote the restricted Class A common share units and no right to receive current dividends and distributions with respect to the restricted Class A common share units until the restricted Class A common share units are fully vested and convertible to Class A common shares of Whitestone.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2011 is as follows:

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2011	522,441	$12.48
Granted	—	—
Vested	(5,169)	15.45
Forfeited	(6,523)	11.15
Non-vested at June 30, 2011	510,749	$12.46
Available for grant at June 30, 2011	1,238,908

(1)    The fair value of the Class A common shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the six months ended June 30, 2011 and years ended December 31, 2010, and 2009 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six months ended June 30, 2011	—	$—	(5,169)	$80
Year ended December 31, 2010	31,858	14.09	(55,699)	695
Year ended December 31, 2009	600,731	12.37	—	—

Total compensation recognized in earnings for share-based payments was $69,000 and $47,000 for the three months ended June 30, 2011 and June 30, 2010, respectively, and $139,000 and $110,000 for the six months ended June 30, 2011 and June 30, 2010, respectively, which represents achievement of the first performance-based target and anticipated vesting of certain restricted shares with time-based vesting.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As of June 30, 2011, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management's current estimates. As of June 30, 2011, there was approximately $154,000 in unrecognized compensation cost related to outstanding nonvested time-based shares which are expected to be recognized over a weighted-average period of approximately two years. The fair value of the shares granted during the years ended December 31, 2010 and 2009 was determined based on observable market transactions occurring near the date of the grants.

12. GRANTS TO TRUSTEES
On March 25, 2009, each of our independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012. During the six months ended June 30, 2011, 2,224 of these restricted shares vested. These restricted shares were granted pursuant to individual grant agreements and not pursuant to our 2008 Plan.
The 8,333 Class A common shares granted to our five independent trustees had a weighted average grant date fair value of $14.81 per share, resulting in total unrecognized compensation cost of approximately $24,000 as of June 30, 2011, which is expected to be recognized over a weighted-average period of approximately one year. The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

13. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

14. REAL ESTATE

Property Acquisitions. On June 28, 2011, we acquired Gilbert Tuscany Village, a property that meets our Community Centered Property strategy, containing 49,415 leasable square feet, located in Gilbert, Arizona for approximately $5.0 million in cash and net prorations. Gilbert Tuscany Village is surrounded by densely populated, high-end residential developments and is located approximately one mile from Banner Gateway Medical Center, a 60-acre medical complex that is partnering with MD Anderson to add a new 120,000 square foot cancer outpatient center.

On April 13, 2011, we acquired Desert Canyon Shopping Center, a property that meets our Community Centered Property strategy for approximately $3.65 million in cash and net prorations. The center contains 62,533 leasable square feet, inclusive of 12,960 square feet leased to two tenants under ground leases, and is located in Mcdowell Mountain Ranch in northern Scottsdale, Arizona. Situated at a prime intersection at East McDowell Mountain Ranch Road and 105th Street, Desert Canyon is the nearest retail and office space to McDowell Mountain Elementary and Junior High Schools. Located adjacent to the Sonora Mountain Desert Preserve, a lighted trail and jogging path wind directly into the Desert Canyon site and provide access from the surrounding upscale residential neighborhoods.

Discontinued Operations. On July 22, 2011, the Company sold Greens Road Plaza, located in Houston, Texas, for $1,750,000 in cash and net prorations. The Company expects to reinvest the proceeds from the sale of the 20,607 square foot property located in Northeast Houston in acquisitions of Community Centered Properties in its target markets in Arizona, Texas, and Illinois. As a result of the transaction, we have identified the financial results for the three and six months ended June 30, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Property revenues
Rental revenues	$48	$38	$97	$90
Other revenues	27	28	69	71
Total property revenues	75	66	166	161

Property expenses
Property operation and maintenance	32	39	69	84
Real estate taxes	12	5	20	16
Total property expenses	44	44	89	100

Other expenses (income)
General and administrative	—	—	—	—
Depreciation and amortization	15	14	29	28
Total other expense	15	14	29	28

Income before loss on disposal of assets and income taxes	16	8	48	33

Provision for income taxes	—	—	(1)	(1)
Loss on sale or disposal of assets	—	—	—	—

Income from discontinued operations	$16	$8	$47	$32

15. SUBSEQUENT EVENTS

On July 22, 2011, the Company sold Greens Road Plaza, located in Houston, Texas, for $1,750,000 in an all-cash transaction. The Company expects to reinvest the proceeds from the sale of the 20,607 square foot property located in Northeast Houston in acquisitions of Community Centered Properties in its target markets in Arizona, Texas, and Illinois.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, containing 102,733 leasable square feet, inclusive of 51,434 square feet leased to two tenants under ground leases. Terravita Marketplace, which is located in North Scottsdale, Arizona was purchased for approximately $16.1 million in cash and net prorations. Terravita Marketplace is surrounded by the gated golf course residential community of Terravita. Additionally, the Center provides retail goods and services to the North Scottsdale and Carefree high-end trade area that includes several other affluent communities including Whispering Rock Estates, Desert Mountain and the Boulders Community.

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

As of June 30, 2011, we owned and operated 40 commercial properties consisting of:

Operating Portfolio

•	eighteen retail centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $69.7 million;

•	seven office centers containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $44.4 million;

•	eleven office/flex centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $41.1 million; and
Redevelopment, New Acquisitions Portfolio

•	four retail Community Centered properties containing approximately 0.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $17.7 million.
As of June 30, 2011, we had a total of 813 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.9% of our annualized rental revenues for the six months ended June 30, 2011.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 157 new and renewal leases during the six months ended June 30, 2011 totaling approximately 484,000 square feet and approximately $19.8 million in total lease value.  This compares to 137 new and renewal leases totaling approximately 326,000 square feet and approximately $14.6 million in total lease value during the same period in 2010.

We employed 56 full-time employees as of June 30, 2011.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $8.0 million for the three months ended June 30, 2011 as compared to $7.8 million for the three months ended June 30, 2010, an increase of $0.2 million, or 3%.  Rental income and tenant reimbursements for the six months ended June 30, 2011 and 2010 were approximately $16.0 million and $15.4 million, respectively, an increase of $0.6 million, or 4%. Revenue for the three and six months ended June 30, 2011 included approximately $0.4 million and $0.5 million, respectively, in revenue from properties acquired subsequent to June 30, 2010. A decrease in the average annual revenue rate of approximately $0.51 per square foot accounted for a decrease in same store tenant rental and reimbursement revenues of approximately $0.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  Same store tenant rental and reimbursement revenues increased approximately $0.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was driven by a higher occupancy rate. Our Operating Portfolio Occupancy Rate as of June 30, 2011 was 84%, as compared to 82% as of June 30, 2010. We define Operating Portfolio Occupancy Rate as physical occupancy on all properties, excluding (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redeveloping or re-tenanting.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods, although we expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2011, approximately 24% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  Over the last two years we have renewed approximately 75% of our square footage expiring as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, we work toward re-leasing most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates by reviewing third-party publications, which provide market and submarket rental rate data, and by inquiry of property owners and property management companies as to rental rates being quoted at properties located in close proximity to our properties and which we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  The aggregate average rental rate per square foot on leases which expire prior to December 31, 2011 is slightly lower than the aggregate average rental rates per square foot of our total portfolio.  As such, we expect to renew these expiring leases at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay dividends to our shareholders.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. We believe that over the next few years we will continue to have excellent opportunities to acquire quality properties at historically attractive prices. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry which we believe will enable us to take advantage of these market opportunities and maintain an active acquisition pipeline.

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties strategy.  We define Community Centered Properties as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston.  We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants, medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

On June 28, 2011, we acquired Gilbert Tuscany Village, a property that meets our Community Centered Property strategy, containing 49,415 leasable square feet, located in Gilbert, Arizona for approximately $5.0 million in cash and net prorations. Gilbert Tuscany Village is surrounded by densely populated, high-end residential developments and is located approximately one mile from Banner Gateway Medical Center, a 60-acre medical complex that is partnering with MD Anderson to add a new 120,000 square foot cancer outpatient center.

On April 13, 2011, we acquired Desert Canyon Shopping Center, a property that meets our Community Centered Property strategy, for approximately $3.65 million in cash and net prorations. The center contains 62,533 leasable square feet, inclusive of 12,960 square feet leased to two tenants under ground leases, and is located in Mcdowell Mountain Ranch in northern Scottsdale, Arizona. Situated at a prime intersection at East McDowell Mountain Ranch Road and 105th Street, Desert Canyon is the nearest retail and office space to McDowell Mountain Elementary and Junior High Schools. Located adjacent to the Sonora Mountain Desert Preserve, a lighted trail and jogging path wind directly into the Desert Canyon site and provide access from the surrounding upscale residential neighborhoods.

In November 2010, we acquired MarketPlace at Central, a property that meets our Community Centered Property strategy, containing 111,130 leasable square feet, located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

In September 2010, we acquired The Citadel, a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations. The property is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

Property Dispositions

We did not dispose of any properties during the three months ended June 30, 2011. On July 22, 2011, the Company sold Greens Road Plaza, located in Houston, Texas, for $1,750,000 in cash and net prorations. The Company expects to reinvest the proceeds from the sale of the 20,607 square foot property located in Northeast Houston in acquisitions of Community Centered Properties in its target markets in Arizona, Texas, and Illinois.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2010, under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the three and six months ended June 30, 2011.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited financial statements.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2011 and 2010

The following table provides a general comparison of our results of operations for the three months ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30,
	2011	2010
Number of properties owned and operated	40	36
Aggregate gross leasable area (sq. ft.)(1)	3,273,968	3,014,264
Ending occupancy rate - operating portfolio(2)	84%	82%
Ending occupancy rate - all properties	81%	82%

Total property revenues	$7,995	$7,766
Total property expenses	3,062	2,995
Total other expenses	5,129	4,414
Provision for income taxes	58	102
Loss on disposal of assets	—	8
Income (loss) from continuing operations	(254)	247
Income from discontinued operations	16	8
Net income (loss)	(238)	255
Less: Net income (loss) attributable to noncontrolling interests	(42)	89
Net income attributable to Whitestone REIT	$(196)	$166

Funds from operations (3)	$1,589	$1,895
Property net operating income (4)	4,949	4,779
Dividends and distributions paid on common shares and OP Units	2,636	1,785
Per common share and OP Unit	$0.2850	$0.3375
Dividends paid as a percentage of funds from operations	166%	94%

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
(4)     For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues.  We had rental income and tenant reimbursements of approximately $8.0 million for the three months ended June 30, 2011 as compared to $7.8 million for the three months ended June 30, 2010, an increase of $0.2 million, or 3%.  Revenue for the three months ended June 30, 2011 included approximately $0.4 million in revenue from properties acquired subsequent to June 30, 2010. A decrease in the average annual revenue rate of approximately $0.51 per square foot accounted for a decrease in same store tenant rental and reimbursement revenues of approximately $0.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Property expenses.  Our property expenses were approximately $3.1 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively, an increase of $0.1 million, or 2%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Real estate taxes	$1,096	$889	$207	23%
Utilities	583	551	32	6%
Contract services	547	543	4	1%
Repairs and maintenance	250	306	(56)	(18)%
Bad debt	147	190	(43)	(23)%
Labor and other	439	516	(77)	(15)%
Total property expenses	$3,062	$2,995	$67	2%

Real estate taxes.  Real estate taxes increased $207,000, or 23%, during the three months ended June 30, 2011 as compared to the same period in 2010. Real estate taxes for properties added subsequent to June 30, 2010 were approximately $100,000 for the three months ended June 30, 2011. Increased valuations from appraisal districts on certain of our properties were the primary reason for the remaining $107,000 increase during the three months ended June 30, 2011 as compared to the same period in 2010. We work actively to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities. Utilities expense increased $32,000, or 6%, during the three months ended June 30, 2011 as compared to the same period in 2010. Utility expenses for properties acquired subsequent to June 30, 2010 were approximately $36,000. Same store utilities expense decreased approximately $4,000 during the three months ended June 30, 2011 as compared to the same period in 2010.

Contract Services.  Contract services increased $4,000, or 1%, during the three months ended June 30, 2011 as compared to the same period in 2010. The increase in contract services expense included $31,000 in contract expenses for properties acquired subsequent to June 30, 2010. Same store contract service expenses decreased approximately $27,000 during the three months ended June 30, 2011 as compared to the same period in 2010. The $27,000 decrease in same store contract service expenses is primarily attributable to a one-time credit received on janitorial services during the three months ended June 30, 2011.

Repairs and maintenance. Repairs and maintenance decreased $56,000, or 18%, during the three months ended June 30, 2011 as compared to the same period in 2010. Repairs and maintenance for the three months ended June 30, 2011 included approximately $9,000 for properties acquired subsequent to June 30, 2010. Same store repairs and maintenance decreased approximately $65,000 during the three months ended June 30, 2011 as compared to the same period in 2010. The $65,000 decrease in same store repair and maintenance is primarily attributable to lower HVAC and parking lot repair expenses during the three months ended June 30, 2011.

Bad debt.  Bad debt for the three months ended June 30, 2011 decreased $43,000, or 23%, as compared to the same period in 2010. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other decreased $77,000, or 15%, during the three months ended June 30, 2011, as compared to the same period in 2010. The decrease is primarily the result of decreases in non-recoverable property expenses, including expenses related to our lease with the US Census Bureau, which was terminated during the fourth quarter of 2010.

Other expenses.  Our other expenses were $5.1 million for the three months ended June 30, 2011, as compared to $4.4 million for the year ended June 30, 2010, an increase of $0.7 million, or 16%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended June 30,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
General and administrative	$1,778	$1,272	$506	40%
Depreciation and amortization	1,961	1,745	216	12%
Interest expense	1,445	1,402	43	3%
Interest, dividend and other investment income	(55)	(5)	(50)	1,000%
Total other expenses	$5,129	$4,414	$715	16%

General and administrative.  General and administrative expenses increased approximately $506,000, or 40%, for the three months ended June 30, 2011 as compared to the same period in 2010. The increases in general and administrative expenses included legal and other professional fees of $166,000, salaries and benefits of $127,000, accounting and other professional fees of $72,000 and acquisition-related expenses of $141,000. The increase in legal and professional fees is primarily attributable to litigation with a contractor at our Windsor Park Center in San Antonio and litigation with two former tenants regarding damages to our properties. No benefit from these legal efforts has been included in our operating results for the three months ended June 30, 2011 and, should we be able to prevail in these matters, the benefit and potential recovery of legal expenses would be included in our operating results when it is determinable. Salaries and benefits increased due to the addition of 4 full time employees and increased health insurance, 401(k) and executive relocation costs. The employees were added to our office in Arizona to manage our recent property acquisitions. Accounting fees are higher due to an acceleration of certain tax work, and the increase in other professional fees include costs related to investor relations and transfer agent fees.

Depreciation and amortization.  Depreciation and amortization increased $216,000, or 12%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Depreciation for improvements to same store properties increased $128,000 for the the three months ended June 30, 2011 as compared to the same period in 2010, and amortization of capitalized loan fees and depreciation of corporate assets increased $16,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Depreciation for properties added subsequent to June 30, 2010 was $65,000.

Interest expense. Interest expense increased $43,000, or 3%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in interest expense is comprised of approximately $23,000 from an approximately $1.7 million increase in the average notes payable balance during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and $20,000 from an increase in the effective interest rate from 5.51% to 5.59% during three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $50,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The three months ended June 30, 2011 included $42,000 in dividend income from our investments in marketable securities that was not included in the three months ended June 30, 2010.

Discontinued operations. Greens Road Plaza, located in Houston, Texas, was sold on July 22, 2011 for $1,750,000 in cash and net prorations and met the criteria for "held-for-sale" classification. As such, the operations of Greens Road Plaza have been classified as discontinued operations. Below is a summary of income from discontinued operations (in thousands):

	Three Months Ended June 30,
	2011	2010
Property revenues
Rental revenues	$48	$38
Other revenues	27	28
Total property revenues	75	66

Property expenses
Property operation and maintenance	32	39
Real estate taxes	12	5
Total property expenses	44	44

Other expenses
General and administrative	—	—
Depreciation and amortization	15	14
Total other expense	15	14

Income before loss on disposal of assets and income taxes	16	8

Provision for income taxes	—	—
Loss on sale or disposal of assets	—	—

Income from discontinued operations	$16	$8

Comparison of the Six Month Periods Ended June 30, 2011 and 2010

The following table provides a general comparison of our results of operations for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended June 30,
	2011	2010
Number of properties owned and operated	40	36
Aggregate gross leasable area (sq. ft.)(1)	3,273,968	3,014,264
Ending occupancy rate - operating portfolio(2)	84%	82%
Ending occupancy rate - all properties	81%	82%

Total property revenues	$15,990	$15,380
Total property expenses	5,991	5,892
Total other expenses	9,910	8,734
Provision for income taxes	110	155
Loss on disposal of assets	18	41
Income (loss) from continuing operations	(39)	558
Income from discontinued operations	47	32
Net income	8	590
Less: Net income attributable to noncontrolling interests	1	207
Net income attributable to Whitestone REIT	$7	$383

Funds from operations (3)	$3,703	$3,860
Property net operating income (4)	10,046	9,520
Dividends and distributions paid on common shares and OP Units	4,767	3,558
Per common share and OP Unit	$0.5700	$0.6750
Dividends paid as a percentage of funds from operations	129%	92%

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
(4)     For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues.  We had rental income and tenant reimbursements of approximately $16.0 million for the six months ended June 30, 2011 as compared to $15.4 million for the six months ended June 30, 2010, an increase of $0.6 million, or 4%.  Revenue for the six months ended June 30, 2011 included approximately $0.5 million in revenue from properties acquired subsequent to June 30, 2010. Same store tenant rental and reimbursement revenues increased approximately $0.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was driven by a higher occupancy rate. Our Operating Portfolio Occupancy Rate as of June 30, 2011 was 84%, as compared to 82% as of June 30, 2010.

Property expenses.  Our property expenses were approximately $6.0 million and $5.9 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $0.1 million, or 2%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Six Months Ended June 30,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Real estate taxes	$2,108	$2,030	$78	4%
Utilities	1,139	1,128	11	1%
Contract services	1,100	1,043	57	5%
Repairs and maintenance	527	534	(7)	(1)%
Bad debt	214	206	8	4%
Labor and other	903	951	(48)	(5)%
Total property expenses	$5,991	$5,892	$99	2%

Real estate taxes.  Real estate taxes increased $78,000, or 4%, during the six months ended June 30, 2011 as compared to the same period in 2010. Real estate taxes for properties added subsequent to June 30, 2010 were approximately $165,000 for the six months ended June 30, 2011. We work actively to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities. Utilities expense increased $11,000, or 1% , during the six months ended June 30, 2011 as compared to the same period in 2010. Utility expenses for properties acquired subsequent to June 30, 2010 were approximately $59,000. Same store utilities expense decreased approximately $48,000 during the six months ended June 30, 2011 as compared to the same period in 2010.

Contract Services.  Contract services increased $57,000, or 5%, during the six months ended June 30, 2011 as compared to the same period in 2010. The increase in contract services expense included $55,000 in contract expenses for properties acquired subsequent to June 30, 2010.

Repairs and maintenance. Repairs and maintenance decreased $7,000, or 1%, during the six months ended June 30, 2011 as compared to the same period in 2010. Repairs and maintenance for the six months ended June 30, 2011 included approximately $20,000 for properties acquired subsequent to June 30, 2010. Same store repairs and maintenance decreased approximately $27,000 during the six months ended June 30, 2011 as compared to the same period in 2010.

Bad debt.  Bad debt for the six months ended June 30, 2011 increased $8,000, or 4%, as compared to the same period in 2010. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other decreased $48,000, or 5%, during the six months ended June 30, 2011, as compared to the same period in 2010. The decrease is primarily the result of decreases in non-recoverable property expenses, including expenses related to our lease with the US Census Bureau, which was terminated during the fourth quarter of 2010.

Other expenses.  Our other expenses were $9.9 million for the six months ended June 30, 2011, as compared to $8.7 million for the year ended June 30, 2010, an increase of $1.2 million, or 13%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Six Months Ended June 30,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
General and administrative	$3,242	$2,472	$770	31%
Depreciation and amortization	3,936	3,465	471	14%
Interest expense	2,847	2,809	38	1%
Interest, dividend and other investment income	(115)	(12)	(103)	858%
Total other expenses	$9,910	$8,734	$1,176	13%

General and administrative.  General and administrative expenses increased approximately $770,000, or 31%, for the six months ended June 30, 2011 as compared to the same period in 2010. The increases in general and administrative expenses included legal and other professional fees of $297,000, salaries and benefits of $173,000, accounting and other professional fees of $142,000, acquisition-related expenses of $142,000 and other expenses of $16,000. The increase in legal and professional fees is primarily attributable to litigation with a contractor at our Windsor Park Center in San Antonio and litigation with two former tenants regarding damages to our properties. No benefit from these legal efforts has been included in our operating results for the six months ended June 30, 2011 and, should we be able to prevail in these matters, the benefit and potential recovery of legal expenses would be included in our operating results when it is determinable. Salaries and benefits increased due to the addition of 4 full time employees and increased health insurance, 401(k) and executive relocation costs. The employees were added to our office in Arizona to manage our recent property acquisitions. Accounting fees are higher due to an acceleration of certain tax work, and the increase in other professional fees include costs related to investor relations and transfer agent fees.

Depreciation and amortization.  Depreciation and amortization increased $471,000, or 14%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Depreciation for improvements to same store properties increased $302,000 for the the six months ended June 30, 2011 as compared to the same period in 2010, and amortization of capitalized loan fees and lease commissions increased $59,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Depreciation for properties added subsequent to June 30, 2010 was $110,000.

Interest expense. Interest expense increased $38,000, or 1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in interest expense is comprised of approximately $14,000 from an approximately $854,000 increase in the average notes payable balance during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 and $14,000 from an increase in the effective interest rate from 5.52% to 5.55% during six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $103,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The six months ended June 30, 2011 included $57,000 in dividend income and $38,000 in realized gains on sales from our marketable securities that was not included in the six months ended June 30, 2010.

Discontinued operations. Greens Road Plaza, located in Houston, Texas, was sold on July 22, 2011 for $1,750,000 in cash and net prorations and met the criteria for "held-for-sale" classification. As such, the operations of Greens Road Plaza have been classified as discontinued operations. Below is a summary of income from discontinued operations (in thousands):

	Six Months Ended June 30,
	2011	2010
Property revenues
Rental revenues	$97	$90
Other revenues	69	71
Total property revenues	166	161

Property expenses
Property operation and maintenance	69	84
Real estate taxes	20	16
Total property expenses	89	100

Other expenses
General and administrative	—	—
Depreciation and amortization	29	28
Total other expense	29	28

Income before loss on disposal of assets and income taxes	48	33

Provision for income taxes	(1)	(1)
Loss on sale or disposal of assets	—	—

Income from discontinued operations	$47	$32

Reconciliation of Non-GAAP Financial Measures

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

FFO Core

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, gains and losses on insurance claim settlements, legal and professional fees and acquisition costs.

Property Net Operating Income ("NOI")

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and loss on sale or disposition of assets, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of FFO, FFO Core, NOI and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
FFO and FFO-Core
Net income (loss) attributable to Whitestone REIT	$(196)	$166	$7	$383
Depreciation and amortization of real estate assets (1)	1,827	1,632	3,677	3,229
Loss on disposal of assets (1)	—	8	18	41
Net income (loss) attributable to noncontrolling interests (1)	(42)	89	1	207
FFO	$1,589	$1,895	$3,703	$3,860

Acquisition costs	$141	$—	$142	$1
Legal and professional costs	293	—	356	—
FFO-Core	$2,023	$1,895	$4,201	$3,861

(1)    Including amounts for discontinued operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Property Net Operating Income
Net income (loss) attributable to Whitestone REIT	$(196)	$166	$7	$383
General and administrative expenses	1,778	1,272	3,242	2,472
Depreciation and amortization	1,961	1,745	3,936	3,465
Involuntary conversion	—	—	—	—
Interest expense	1,445	1,402	2,847	2,809
Interest, dividend and other investment income	(55)	(5)	(115)	(12)
Provision for income taxes	58	102	110	155
Loss on disposal of assets	—	8	18	41
Net income (loss) attributable to noncontrolling interests	(42)	89	1	207
NOI	$4,949	$4,779	$10,046	$9,520

Liquidity and Capital Resources

Our primary liquidity demands are distributions to holders of our common shares and OP units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.
     Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of common shares, issuance of OP Units, sales of underperforming properties and other financing opportunities including equity issuance and debt financing. We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through equity issuance, including proceeds from our recent secondary public offering of Class B common shares, our initial public offering of Class B shares in August 2010, and through debt financing.
Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the six months ended June 30, 2011, our cash provided from operating activities was $4.1 million and our total distributions were $4.8 million.  Therefore, we had distributions in excess of cash flow from operations of approximately $0.7 million.     We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $57.8 million at June 30, 2011, as compared to $17.6 million on December 31, 2010.  The increase of $40.2 million was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $4.1 million for the six months ended June 30, 2011;

•	Net proceeds of $60.1 million from the issuance of common shares;

•	Net proceeds of $2.5 million from issuance of notes payable net of origination costs;

•	Proceeds from sales of marketable securities of $0.9 million;
Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $4.8 million;

•	Investments in marketable securities of $10.5 million;

•	Real estate acquisitions of $8.7 million;

•	Additions to real estate of $2.0 million;

•	Payments of loans of $1.4 million.
     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consists of the following (in thousands):

Description	June 30, 2011	December 31, 2010
Fixed rate notes
$3.0 million 6.00% Note, due 2021 (1)	$2,995	$—
$10.0 million 6.04% Note, due 2014	9,412	9,498
$1.5 million 6.50% Note, due 2014	1,484	1,496
$11.2 million 6.52% Note, due 2015	10,837	10,908
$21.4 million 6.53% Notes, due 2013	19,838	20,142
$24.5 million 6.56% Note, due 2013	23,817	24,030
$9.9 million 6.63% Notes, due 2014	9,362	9,498
$0.5 million 5.05% Notes, due 2011	344	13
Floating rate note
$26.9 million LIBOR + 2.86% Note, due 2013	24,961	25,356
	$103,050	$100,941

(1)    The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of June 30, 2011, our debt was collateralized by 24 properties with a carrying value of $111.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of June 30, 2011, we are in compliance with all loan covenants.

On June 14, 2011, we, through our Operating Partnership entered into an agreement with Harris Bank, part of BMO Financial Group, effective June 13, 2011 for an unsecured revolving credit facility (the "Facility") with an initial committed amount of $20 million. The Facility is expandable to $75 million and matures two years from closing, with a 12-month extension available upon lender approval. We will use the Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. As of June 30, 2011, no amounts were drawn on the Facility.

The Facility contains an annual administrative fee of $35,000 and a quarterly commitment fee on the average undrawn balance. If the average undrawn balance is greater than 50% of the commitment, the fee is paid quarterly based on an annual rate of 0.75% of the average undrawn balance. If the average undrawn balance is less than or equal to 50% of the commitment, the fee is paid quarterly based on an annual rate of 0.50% of the average undrawn balance.

Borrowings under the Facility accrue interest at either the Eurodollar Loan Rate or the Base Rate (at our option), plus the applicable margin as determined from the following table:

Total Indebtedness to Total Asset Value Ratio	Base Rate Margin	Eurodollar Loan Margin
Greater than 0.55 to 1.00	3.50%	4.50%
Less than or equal to 0.55 to 1.00, but greater than 0.50 to 1.00	3.25%	4.25%
Less than or equal to 0.50 to 1.00, but greater than 0.45 to 1.00	2.75%	3.75%
Less than or equal to 0.45 to 1.00	2.50%	3.50%

Base Rate means the higher of: (i) (a) the bank's prime commercial rate, (b) the average rate quoted the bank by two or more Federal funds brokers selected by the bank for sale to the bank at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%.

Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.
The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, maximum total indebtedness to total asset value, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges, and maintenance of net worth. The Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy, and loss of REIT tax status. The financial covenants for the Facility are as follows:

Covenant	Must Be
Total Indebtedness to Total Asset Value (“TAV”)	< 60%
Secured Debt to TAV	<55%
EBITDA to Fixed Charges	>1.65X
Other Recourse Debt to TAV	<10%
Tangible Net Worth (in thousands)	>$120,000
Floating Rate Debt to TAV	<25%
Property NOI to Total Indebtedness	>15%
Cross-Collateralized Secured Debt to TAV	<25%

Annual maturities of our notes payable as of June 30, 2011 are due during the following years (in thousands):

Amount Due
Year	(in thousands)

2011	$1,612
2012	2,639
2013	66,485
2014	19,191
2015	10,315
2016 and thereafter	2,808
Total	$103,050

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

Dividends and Distributions

The following tables summarize the cash dividends paid or payable to holders of our common shares and distributions paid or payable to holders of noncontrolling OP Units during the four quarters of 2010 and the quarters ended March 31, 2011 and June 30, 2011.

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid (in thousands, except per share data)	Dividend Per Common Share	Total Amount Paid	Dividend Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
Second Quarter	$0.2850	$989	$0.2850	$1,132	$0.2850	$515	$2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$0.5700	$1,978	$0.5700	$1,759	$0.5700	$1,030	$4,767

2010
Fourth Quarter	$0.2850	$989	$0.2850	$627	$0.2850	$514	$2,130
Third Quarter	0.2850	992	0.0960	211	0.2850	515	1,718
Second Quarter	0.3375	1,176	—	—	0.3375	610	1,786
First Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Total	$1.2450	$4,320	$0.3810	$838	$1.2450	$2,249	$7,407

Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (the "Code") beginning with our taxable year ended December 31, 1999.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We believe that we are organized and operate in a manner to qualify and be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

Inflation

We anticipate that the majority of our leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation.  In addition, many of our leases are for terms of less than five years, which allows us to adjust rental rates to reflect inflation and other changing market conditions when the leases expire.  Although our ability to raise rental rates may be limited by a weak economic environment and increased competition in the areas in which we operate, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results.

Environmental Matters

Our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which our operations are conducted. From our inception, we have incurred no significant environmental costs, accrued liabilities or expenditures to mitigate or eliminate future environmental contamination.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of June 30, 2011 and December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market prices and interest rates.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of June 30, 2011, we had $25.0 million of loans, or about 24% of our debt, with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of June 30, 2011, we did not have a fixed rate hedge in place, leaving $25.0 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.2 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or liquidity.

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

WHITESTONE REIT
Date:	August 8, 2011	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2011	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1
Articles of Amendment and Restatement of Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.2	Amended and Restated Bylaws (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2008)

4.1	Dividend Reinvestment Plan (previously filed as and incorporated by reference to Exhibit A of the Registrant's Registration Statement of Form S-3 (No. 333-174608), filed on May 13, 2011)

10.1	Credit Agreement dated June 13, 2011 (previously filed as and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2011)

101.INS***	XBRL Instance Document

101. SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

21.1*	List of subsidiaries of Whitestone REIT

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.