Form 10-Q
period 2011-09-30
Whitestone REIT
filed 2011-11-07
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Non-accelerated filer (Do not check if a smaller reporting company) ☒           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 4, 2011
Class A Common Stock, $0.001 par value	2,603,294 Shares
Class B Common Stock, $0.001 par value	8,833,318 Shares

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Real estate assets, at cost:
Property	$241,488	$203,223
Accumulated depreciation	(43,761)	(38,989)
Net operating real estate assets	197,727	164,234
Real estate assets held-for-sale, net	—	1,164
Total real estate assets	197,727	165,398
Cash and cash equivalents	32,660	17,591
Marketable securities	4,579	—
Escrows and acquisition deposits	4,092	4,385
Accrued rents and accounts receivable, net of allowance for doubtful accounts	5,309	4,691
Unamortized lease commissions and loan costs	3,618	3,574
Prepaid expenses and other assets	705	746
Other assets - discontinued operations	—	60
Total assets	$248,690	$196,445
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$102,234	$100,941
Accounts payable and accrued expenses	7,800	7,208
Tenants' security deposits	1,956	1,768
Dividends and distributions payable	3,647	2,133
Other liabilities - discontinued operations	—	112
Total liabilities	115,637	112,162
Commitments and contingencies:
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued
and outstanding at September 30, 2011 and December 31, 2010	—	—
Class A common shares, $0.001 par value per share; 50,000,000 shares authorized;
3,471,090 and 3,471,187 issued and outstanding as of September 30, 2011 and
December 31, 2010, respectively	3	3
Class B common shares, $0.001 par value per share; 350,000,000 shares authorized;
7,511,269 and 2,200,000 issued and outstanding as of September 30, 2011 and
December 31, 2010, respectively	7	2
Additional paid-in capital	153,105	93,357
Accumulated other comprehensive loss	(1,545)	—
Accumulated deficit	(38,413)	(30,654)
Total Whitestone REIT shareholders' equity	113,157	62,708
Noncontrolling interests in subsidiary	19,896	21,575
Total equity	133,053	84,283
Total liabilities and equity	$248,690	$196,445

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Property revenues
Rental revenues	$7,075	$6,446	$20,354	$19,167
Other revenues	1,704	1,410	4,415	4,069
Total property revenues	8,779	7,856	24,769	23,236

Property expenses
Property operation and maintenance	2,355	2,090	6,238	5,952
Real estate taxes	1,259	948	3,367	2,978
Total property expenses	3,614	3,038	9,605	8,930

Other expenses (income)
General and administrative	1,495	1,263	4,737	3,735
Depreciation and amortization	2,162	1,816	6,098	5,281
Interest expense	1,430	1,401	4,277	4,210
Interest, dividend and other investment income	(264)	(7)	(379)	(19)
Total other expense	4,823	4,473	14,733	13,207

Income from continuing operations before gain (loss) on disposal of
assets and income taxes	342	345	431	1,099

Provision for income taxes	(54)	(56)	(164)	(211)
Gain (loss) on sale or disposal of assets	1	(72)	(17)	(113)

Income from continuing operations	289	217	250	775

Income (loss) from discontinued operations	(11)	17	36	49
Gain on sale of property from discontinued operations	397	—	397	—

Net income	675	234	683	824

Less: Net income attributable to noncontrolling interests	97	57	122	264

Net income attributable to Whitestone REIT	$578	$177	$561	$560

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Earnings per share - basic
Income from continuing operations attributable to Whitestone
REIT excluding amount attributable to unvested restricted shares	$0.02	$0.04	$0.02	$0.14
Income from discontinued operations attributable to Whitestone REIT	0.03	—	0.05	0.01
Net income attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$0.05	$0.04	$0.07	$0.15

Earnings per share - diluted
Income from continuing operations attributable to Whitestone
REIT excluding amount attributable to unvested restricted shares	$0.02	$0.04	$0.02	$0.14
Income from discontinued operations attributable to Whitestone REIT	0.03	—	0.05	0.01
Net income attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$0.05	$0.04	$0.07	$0.15

Weighted average number of common shares outstanding:
Basic	10,797	4,020	8,285	3,517
Diluted	10,809	4,040	8,300	3,548

Dividends declared per Class A common share	$0.2850	$0.2850	$0.8550	$0.9075
Dividends declared per Class B common share (1)	0.2850	0.2850	0.8550	0.3810

Consolidated Statements of Comprehensive Income (Loss)

Net income	$675	$234	$683	$824

Other comprehensive loss:

Unrealized loss on available-for-sale marketable securities	(1,672)	—	(1,881)	—

Comprehensive income (loss)	(997)	234	(1,198)	824

Less: Comprehensive income (loss) attributable to noncontrolling
interests	(143)	57	(214)	264

Comprehensive income (loss) attributable to Whitestone REIT	$(854)	$177	$(984)	$560

(1)
Class B common shares were issued on August 25, 2010 in connection with our initial public offering and listing on the NYSE-Amex. Class B shares received a pro-rated dividend in September 2010. From October 2010 forward, Class A and Class B shares received the same dividend.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

							Accumulated
	Class A		Class B		Additional		Other	Total	Noncontrolling
	Common Shares		Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance,
December 31, 2010	3,471	$3	2,200	$2	$93,357	$(30,654)	$—	$62,708	1,815	$21,575	$84,283

Issuance of common
shares	—	—	5,310	5	59,678	—	—	59,683	—	—	59,683

Dividend
reinvestment plan	—	—	1	—	(16)	—	—	(16)	—	—	(16)

Share-based
compensation	—	—	—	—	86	—	—	86	—	—	86

Dividends and
distributions	—	—	—	—	—	(8,320)	—	(8,320)	—	(1,465)	(9,785)

Unrealized loss on
change in fair value
of available-for-sale
marketable
securities	—	—	—	—	—	—	(1,545)	(1,545)	—	(336)	(1,881)

Net income	—	—	—	—	—	561	—	561	—	122	683

Balance,
September 30, 2011	3,471	$3	7,511	$7	$153,105	$(38,413)	$(1,545)	$113,157	1,815	$19,896	$133,053

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Income from continuing operations	$250	$775
Income from discontinued operations	433	49
Net income	683	824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,098	5,281
Gain on sale of marketable securities	(192)	—
Loss on sale or disposal of assets	17	113
Bad debt expense	379	339
Share-based compensation	233	219
Changes in operating assets and liabilities:
Escrows and acquisition deposits	385	3,893
Accrued rent and accounts receivable	(994)	(213)
Unamortized lease commissions and loan costs	(728)	(514)
Prepaid expenses and other assets	599	515
Accounts payable and accrued expenses	97	(2,141)
Tenants' security deposits	188	74
Net cash provided by operating activities	6,332	8,341
Net cash provided by (used in) operating activities of discontinued operations	(8)	69

Cash flows from investing activities:
Additions to real estate	(3,966)	(2,439)
Real estate acquisitions	(34,020)	(2,225)
Investments in marketable securities	(13,520)	—
Proceeds from sales of marketable securities	7,252	—
Net cash used in investing activities	(44,254)	(4,664)
Net cash provided by investing activities of discontinued operations	1,553	—

Cash flows from financing activities:
Dividends paid	(6,852)	(3,534)
Distributions paid to OP unit holders	(1,544)	(1,742)
Proceeds from issuance of common shares	59,667	23,020
Proceeds from notes payable	2,905	1,430
Repayments of notes payable	(2,356)	(2,231)
Payments of loan origination costs	(374)	(98)
Repurchase of common shares	—	(249)
Net cash provided by financing activities	51,446	16,596

Net increase in cash and cash equivalents	15,069	20,342
Cash and cash equivalents at beginning of period	17,591	6,275
Cash and cash equivalents at end of period	$32,660	$26,617

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,271	$4,217
Cash paid for taxes	215	262

Non cash investing and financing activities:
Disposal of fully depreciated real estate	$162	$468
Financed insurance premiums	649	616
Change in fair value of available-for-sale securities	(1,881)	—
Change in par value of Class A common shares	—	7

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of September 30, 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2011, and the results of operations for the three and nine month periods ended September 30, 2011 and 2010, the consolidated statement of changes in equity for the nine month period ended September 30, 2011 and cash flows for the nine month periods ended September 30, 2011 and 2010.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Business.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive authority to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2011 and December 31, 2010, Whitestone owned and operated 41 and 38 commercial properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2011 and December 31, 2010, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Class A or Class B common shares of beneficial interest in Whitestone (collectively the "common shares") and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, Class A common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation.  These reclassifications had no effect on net income or equity.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. We recognized a gain on the sale of marketable securities of approximately $154,000 and $192,000 for the three and nine months ended September 30, 2011, respectively. No gain or loss was recognized for the three or nine months ended September 30, 2010. As of September 30, 2011, our investment in available-for-sale marketable securities was approximately $4.6 million, which includes an aggregate unrealized loss of approximately $1.9 million.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date.  For the three months ended September 30, 2011 and 2010, we recognized $78,000 and $76,000 in share-based compensation expense, respectively, and for the nine months ended September 30, 2011 and 2010, we recognized $233,000 and $219,000, respectively.

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

3. ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

Accrued rent and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2011	December 31, 2010

Tenant receivables	$1,729	$1,700
Accrued rent and other recoveries	4,764	4,256
Allowance for doubtful accounts	(1,184)	(1,265)
Total	$5,309	$4,691

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

4. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2011	December 31, 2010

Leasing commissions	$5,361	$4,939
Deferred financing cost	2,720	2,307
Total cost	8,081	7,246
Less: leasing commissions accumulated amortization	(3,027)	(2,661)
Less: deferred financing cost accumulated amortization	(1,436)	(1,011)
Total cost, net of accumulated amortization	$3,618	$3,574

5. DEBT

Debt consists of the following (in thousands):

Description	September 30, 2011	December 31, 2010
Fixed rate notes
$3.0 million 6.00% Note, due 2021 (1)	$2,986	$—
$10.0 million 6.04% Note, due 2014	9,370	9,498
$1.5 million 6.50% Note, due 2014	1,477	1,496
$11.2 million 6.52% Note, due 2015	10,800	10,908
$21.4 million 6.53% Notes, due 2013	19,683	20,142
$24.5 million 6.56% Note, due 2013	23,708	24,030
$9.9 million 6.63% Notes, due 2014	9,292	9,498
$0.5 million 5.05% Notes, due 2011	158	13
Floating rate note
$26.9 million LIBOR + 2.82% Note, due 2013	24,760	25,356
	$102,234	$100,941

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of September 30, 2011, our debt was collateralized by 24 properties with a carrying value of $111.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of September 30, 2011, we are in compliance with all loan covenants.

On June 14, 2011, Whitestone, through our Operating Partnership, entered into an agreement with Harris Bank, part of BMO Financial Group, effective June 13, 2011 for an unsecured revolving credit facility (the "Facility") with an initial committed amount of $20 million. The Facility is expandable to $75 million and matures two years from closing, with a 12-month extension available upon lender approval. We will use the Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio.

Borrowings under the Facility accrue interest (at our option), based on total indebtedness to total asset value ratio, at either the Eurodollar Loan Rate or the Base Rate at 3.5% to 4.5% and 2.5% to 3.5%, respectively. Base Rate means the higher of: (i) (a) the bank's prime commercial rate, (b) the average rate quoted the bank by two or more Federal funds brokers selected by the bank for sale to the bank at face value of Federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.

The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, maximum total indebtedness to total asset value, minimum earnings before interest, tax, depreciation and amortization ("EBITDA") to fixed charges, and maintenance of net worth. The Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy, and loss of REIT tax status. We are currently in compliance with these covenants. As of September 30, 2011, no amounts were drawn on the Facility, and our borrowing capacity was $20 million.

Scheduled maturities of our debt as of September 30, 2011 are as follows (in thousands):

Amount Due
Year	(in thousands)

2011	$795
2012	2,636
2013	66,488
2014	19,191
2015	10,315
2016 and thereafter	2,809
Total	$102,234

6.  EARNINGS PER SHARE

Basic earnings per share for Whitestone's common shareholders is calculated by dividing income from continuing operations excluding amounts attributable to unvested restricted shares, income from discontinued operations and the net income attributable to non-controlling interests by Whitestone's weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income attributable to common shareholders excluding amounts attributable to unvested restricted shares, income from discontinued operations and the net income attributable to non-controlling interests by the weighted-average number of common shares including any dilutive unvested restricted shares.

Certain of Whitestone's performance-based restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the three months and nine months ended September 30, 2011 and 2010, 1,814,569 OP Units were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three and nine months ended September 30, 2011, distributions of $53,000 and $160,000, respectively, were made to the holders of certain restricted common shares, $49,000 and $147,000 of which were charged against earnings for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010, distributions of $58,000 and $196,000, respectively, were made to the holders of certain restricted common shares, $52,000 and $175,000 of which were charged against earnings for the three and nine months ended September 30, 2010, respectively.  See Note 11 to our accompanying consolidated financial statements for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(in thousands, except per share data)
Numerator:
Income continuing operations	$289	$217	$250	$775
Less: Net income attributable to noncontrolling interests	(41)	(53)	(45)	(248)
Dividends paid on unvested restricted shares	(4)	(6)	(13)	(21)
Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Income from continuing operations atributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	244	158	192	506

Income from discontinued operations	386	17	433	49
Less: Net income attributable to noncontrolling interests	(56)	(4)	(77)	(16)
Income from discontinued operations attributable to Whitestone REIT	330	13	356	33

Net income attributable to common shareholders excluding
amounts attibutable to unvested restricted shares	$574	$171	$548	$539

Denominator:
Weighted average number of common shares - basic	10,797	4,020	8,285	3,517
Effect of dilutive securities:
Unvested restricted shares	12	20	15	31
Weighted average number of common shares - dilutive	10,809	4,040	8,300	3,548

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.02	$0.14
Income from discontinued operations attributable to Whitestone REIT	0.03	—	0.05	0.01
Net income attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$0.05	$0.04	$0.07	$0.15
Diluted:
Income from continuing operations attributable to Whitestone
REIT excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.02	$0.14
Income from discontinued operations attributable to Whitestone REIT	0.03	—	0.05	0.01
Net income attributable to common shareholders excluding
amounts attributable to unvested restricted shares	$0.05	$0.04	$0.07	$0.15

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
September 30, 2011
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

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended September 30, 2011 and 2010, we recognized $54,000 and $56,000 in margin tax provision, respectively, and for the nine months ended September 30, 2011 and 2010, we recognized $164,000 and $161,000 in margin tax provision, respectively.

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

9.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 50,000,000 Class A common shares of beneficial interest, $0.001 par value per share (the "Class A shares"), up to 350,000,000 Class B common shares of beneficial interest, $0.001 par value per share (the "Class B shares"), and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Follow-On Offering
On May 10, 2011, we completed a public offering of 5,000,000 Class B common shares and the exercise of the underwriters' over-allotment option to purchase an additional 310,000 Class B common shares at the public offering price of $12 per share.
Net proceeds, after payment of underwriting commissions and transaction costs, were approximately $59.7 million.
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
Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2011, we owned an 85.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into cash or, at our option, Class A common shares at a ratio of one OP Unit for one Class A common share.  Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone.  As of September 30, 2011 and December 31, 2010, there were 12,676,115 and 7,364,943 OP Units outstanding, respectively.  We owned 10,861,546 and 5,550,374 OP Units as of September 30, 2011 and December 31, 2010, respectively. The balance of the OP Units is owned by third parties, including certain of our trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 82.2% and 65.2% for the nine months ended September 30, 2011 and September 30, 2010, respectively, and 85.7% and 68.2% for the three months ended September 30, 2011 and September 30, 2010, respectively

 Dividends and distributions

The following table summarizes the cash dividends paid or payable to holders of common shares and distributions paid or payable to holders of noncontrolling OP Units during the four quarters of 2010 and the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 (in thousands, except per share data):

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid	Dividend Per Common Share	Total Amount Paid	Dividend Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
Third Quarter	$0.2850	$974	$0.2850	$2,141	$0.2850	$514	$3,629
Second Quarter	0.2850	989	0.2850	1,132	0.2850	515	2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$0.8550	$2,952	$0.8550	$3,900	$0.8550	$1,544	$8,396

2010
Fourth Quarter	$0.2850	$989	$0.2850	$627	$0.2850	$514	$2,130
Third Quarter	0.2850	992	0.0960	211	0.2850	515	1,718
Second Quarter	0.3375	1,176	—	—	0.3375	610	1,786
First Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Total	$1.2450	$4,320	$0.3810	$838	$1.2450	$2,249	$7,407

Exchange Offer

On September 2, 2011, we commenced an offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Exchange Offer”). The Exchange Offer expired at 5:00 p.m., EDT, on Monday, October 3, 2011, and 867,789 Class A common shares and 453,642 OP units were accepted for exchange.

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

Executive Relocation.  On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio.  Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate.  Any amount payable in excess of $450,000 will be paid in common shares over four consecutive quarters at the market value of the shares, as determined in the reasonable judgment of the Board, as of the time of the sale of the residence.  In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  We also previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies. See also Note 8 above.

11.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”). On December 22, 2010, our Board amended the 2008 Plan to allow for awards in or related to Class B common shares pursuant to the 2008 Plan. The 2008 Plan, as amended, provides that awards may be made with respect to Class B common shares of Whitestone or OP units, which may be converted into cash or, at our option, Class A common shares of Whitestone. The maximum aggregate number of Class B common shares that may be issued under the 2008 Plan is increased upon each issuance of Class A or Class B common shares by Whitestone (including issuances pursuant to the 2008 Plan) so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Class A and Class B common shares of Whitestone and OP units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

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

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2011	522,441	$12.48
Granted	—	—
Vested	(5,169)	15.45
Forfeited	(13,249)	11.17
Non-vested as of September 30, 2011	504,023	$12.48
Available for grant at September 30, 2011	1,245,638

(1)	The fair value of the Class A common shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the nine months ended September 30, 2011 and years ended December 31, 2010, and 2009 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine months ended September 30, 2011	—	$—	(5,169)	$80
Year ended December 31, 2010	31,858	14.09	(55,699)	695
Year ended December 31, 2009	600,731	12.37	—	—

Total compensation recognized in earnings for share-based payments was $69,000 and $68,000 for the three months ended September 30, 2011 and September 30, 2010, respectively, and $208,000 and $185,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively, which represents achievement of the first performance-based target and anticipated vesting of certain restricted shares with time-based vesting.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As of September 30, 2011, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management's current estimates. As of September 30, 2011, there was approximately $130,000 in unrecognized compensation cost related to outstanding nonvested time-based shares which are expected to be recognized over a weighted-average period of approximately two years. The fair value of the shares granted during the years ended December 31, 2010 and 2009 was determined based on observable market transactions occurring near the date of the grants.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

12. GRANTS TO TRUSTEES
On March 25, 2009, each of our independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012. During the nine months ended September 30, 2011, 2,224 of these restricted shares vested. These restricted shares were granted pursuant to individual grant agreements and not pursuant to our 2008 Plan.
The 8,333 Class A common shares granted to our five independent trustees had a weighted average grant date fair value of $14.81 per share, resulting in total unrecognized compensation cost of approximately $15,000 as of September 30, 2011, which is expected to be recognized over a weighted-average period of approximately one year. The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

13. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

14. REAL ESTATE

Property Acquisitions. On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, containing 102,733 leasable square feet, inclusive of 51,434 square feet leased to two tenants under ground leases, located in Scottsdale, Arizona for approximately $16.1 million in cash and net prorations. Terravita Marketplace is surrounded by the gated golf course residential community of Terravita, which was developed by DelWebb Corporation/Pulte, with homes in the $250,000 to $1 million range.

On August 16, 2011, we acquired Ahwatukee Plaza Shopping Center, a property that meets our Community Centered Property strategy for approximately $9.3 million in cash and net prorations. The center contains 72,650 leasable square feet, located in Ahwatukee Foothills neighborhood in south Phoenix, Arizona.

Discontinued Operations. On July 22, 2011, we sold Greens Road Plaza, located in Houston, Texas, for $1.8 million in cash and net prorations. We expect to reinvest the proceeds from the sale of the 20,607 square foot property located in Northeast Houston in acquisitions of Community Centered Properties in our target markets in Arizona, Texas, and Illinois. As a result of the transaction, we have identified the financial results for the the property for the three and nine months ended September 30, 2011 and 2010 and presented them as Discontinued Operations.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Property revenues
Rental revenues	$10	$43	$107	$133
Other revenues	2	34	71	105
Total property revenues	12	77	178	238

Property expenses
Property operation and maintenance	20	37	89	121
Real estate taxes	3	8	23	24
Total property expenses	23	45	112	145

Other expenses (income)
Depreciation and amortization	—	14	29	42
Total other expense	—	14	29	42

Income before loss on disposal of assets and income taxes	(11)	18	37	51

Provision for income taxes	—	(1)	(1)	(2)
Loss on sale or disposal of assets	397	—	397	—

Income from discontinued operations	$386	$17	$433	$49

15. SUBSEQUENT EVENTS

On September 2, 2011, we commenced an offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Exchange Offer”). The Exchange Offer expired at 5:00 p.m., EDT, on Monday, October 3, 2011, and 867,789 Class A common shares and 453,642 OP units were accepted for exchange.

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

As of September 30, 2011, we owned and operated 41 commercial properties consisting of:

Operating Portfolio

•	nineteen retail centers containing approximately 1.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $94.3 million;

•	seven office centers containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $44.5 million;

•	eleven office/flex centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $41.0 million; and
Redevelopment, New Acquisitions Portfolio

•	four retail Community Centered properties containing approximately 0.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $18.0 million.
As of September 30, 2011, we had a total of 850 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.7% of our annualized rental revenues for the nine months ended September 30, 2011.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 224 new and renewal leases during the nine months ended September 30, 2011, totaling approximately 636,000 square feet and approximately $25.1 million in total lease value.  This compares to 235 new and renewal leases totaling approximately 535,121 square feet and approximately $20.9 million in total lease value during the same period in 2010.

We employed 61 full-time employees as of September 30, 2011.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $8,779,000 for the three months ended September 30, 2011, as compared to $7,856,000 for the three months ended September 30, 2010, an increase of $923,000, or 12%.  Rental income and tenant reimbursements for the nine months ended September 30, 2011 and 2010 were approximately $24,769,000 and $23,236,000, respectively, an increase of $1,533,000, or 7%. Revenue for the three and nine months ended September 30, 2011 included approximately $792,000 and $1,319,000, respectively, in revenue from properties acquired subsequent to September 27, 2010, which are considered new stores for comparative purposes. An increase in average occupancy of 2.4% offset by a decrease in the average annual rent of approximately $0.19 per leased square foot accounted for an increase in same store tenant rental and reimbursement revenues of approximately $131,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  Same store tenant rental and reimbursement revenues increased approximately $214,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was driven by a 3.8% increase in average occupancy offset by a $0.43 decrease in average annual rent per leased square foot. Our Operating Portfolio Occupancy Rate as of September 30, 2011 was 86%, as compared to 83% as of September 30, 2010. We define Operating Portfolio Occupancy Rate as physical occupancy on all properties, excluding (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redeveloping or re-tenanting.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods, although we expect modest continued improvement in the overall economy in our markets to provide slight increases in occupancy at certain of our properties.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2011, approximately 20% of our gross leasable square footage was subject to leases that expire prior to December 31, 2012.  Over the last two years we have renewed approximately 75% of our square footage expiring as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  In the markets in which we operate, we obtain and analyze market rental rates by reviewing third-party publications, which provide market and submarket rental rate data, and by inquiry of property owners and property management companies as to rental rates being quoted at properties located in close proximity to our properties and which we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  The aggregate average rental rate per square foot on leases which expire prior to December 31, 2011 is slightly lower than the aggregate average rental rates per square foot of our total portfolio.  As such, we expect to renew these expiring leases at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay dividends to our shareholders.

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

On August 16, 2011, we acquired Ahwatukee Plaza Shopping Center, a property that meets our Community Centered Property strategy for approximately $9.3 million in cash and net prorations. The center contains 72,650 leasable square feet, located in Ahwatukee Foothills neighborhood in south Phoenix, Arizona.

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, containing 102,733 leasable square feet, inclusive of 51,434 square feet leased to two tenants under ground leases, located in Scottsdale, Arizona for approximately $16.1 million in cash and net prorations. Terravita Marketplace is surrounded by the gated golf course residential community of Terravita, which was developed by DelWebb Corporation/Pulte, with homes in the $250,000 to $1 million range.

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

On November 1, 2010, we acquired MarketPlace at Central, a property that meets our Community Centered Property strategy, containing 111,130 leasable square feet, located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

On September 28, 2010, we acquired The Citadel, a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations. The property is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

Property Dispositions

On July 22, 2011, we sold Greens Road Plaza, located in Houston, Texas, for $1.8 million in cash and net prorations. We expect to reinvest the proceeds from the sale of the 20,607 square foot property located in Northeast Houston in acquisitions of Community Centered Properties in our target markets in Arizona, Texas, and Illinois.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2010, under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the three and nine months ended September 30, 2011.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the accompanying consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2011 and 2010

The following table provides a summary comparison of our results of operations for the three months ended September 30, 2011 and September 30, 2010 (dollars in thousands, except for per share and OP unit amounts):

	Three Months Ended September 30,
	2011	2010
Number of properties owned and operated	41	37
Aggregate gross leasable area (sq. ft.)(1)	3,428,844	3,042,811
Ending occupancy rate - Operating Portfolio(2)	86%	83%
Ending occupancy rate - all properties	84%	82%

Total property revenues	$8,779	$7,856
Total property expenses	3,614	3,038
Total other expenses	4,823	4,473
Provision for income taxes	54	56
Loss on disposal of assets	(1)	72
Income from continuing operations	289	217
Income from discontinued operations	386	17
Net income	675	234
Less: Net income attributable to noncontrolling interests	97	57
Net income attributable to Whitestone REIT	$578	$177

Funds from operations (3)	$2,210	$2,007
Property net operating income (4)	5,154	4,835
Dividends and distributions paid on common shares and OP Units	3,629	1,718
Per common share and OP Unit	$0.2850	$0.3375
Dividends paid as a percentage of funds from operations	164%	86%

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

Property revenues.  We had rental income and tenant reimbursements of approximately $8,779,000 for the three months ended September 30, 2011 as compared to $7,856,000 for the three months ended September 30, 2010, an increase of $923,000, or 12%.  Revenue for the three months ended September 30, 2011 included approximately $792,000 in revenue from properties acquired subsequent to September 27, 2010. An increase in average occupancy of 2.4% offset by a decrease in the average annual rent of approximately $0.19 per leased square foot accounted for an increase in same store tenant rental and reimbursement revenues of approximately $131,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Property expenses.  Our property expenses were approximately $3,614,000 and $3,038,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $576,000, or 19%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2011	2010	Increase	% Increase
Real estate taxes	$1,259	$948	$311	33%
Utilities	676	568	108	19%
Contract services	590	500	90	18%
Repairs and maintenance	387	366	21	6%
Bad debt	165	133	32	24%
Labor and other	537	523	14	3%
Total property expenses	$3,614	$3,038	$576	19%

Real estate taxes.  Real estate taxes increased $311,000, or 33%, during the three months ended September 30, 2011 as compared to the same period in 2010. Real estate taxes for properties added subsequent to September 27, 2010 were approximately $148,000 for the three months ended September 30, 2011. Increased valuations from appraisal districts on certain of our properties were the primary reason for the remaining $163,000 increase during the three months ended September 30, 2011 as compared to the same period in 2010. We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed to our tenants through triple net leases.

Utilities. Utilities expense increased $108,000, or 19%, during the three months ended September 30, 2011 as compared to the same period in 2010. Utility expenses for properties acquired subsequent to September 27, 2010 were approximately $76,000. Same store utilities expense increased approximately $32,000 during the three months ended September 30, 2011 as compared to the same period in 2010.

Contract Services.  Contract services increased $90,000, or 18%, during the three months ended September 30, 2011 as compared to the same period in 2010. The increase in contract services expense included $59,000 in contract expenses for properties acquired subsequent to September 27, 2010. Same store contract service expenses increased approximately $31,000 during the three months ended September 30, 2011 as compared to the same period in 2010. The $31,000 increase in same store contract service expenses is primarily attributable to increased security costs for certain of our Houston retail properties.

Repairs and maintenance. Repairs and maintenance increased $21,000, or 6%, during the three months ended September 30, 2011 as compared to the same period in 2010. Repairs and maintenance for the three months ended September 30, 2011 included approximately $14,000 for properties acquired subsequent to September 27, 2010. Same store repairs and maintenance increased approximately $7,000 during the three months ended September 30, 2011 as compared to the same period in 2010.

Bad debt.  Bad debt for the three months ended September 30, 2011 increased $32,000, or 24%, as compared to the same period in 2010. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other increased $14,000, or 3%, during the three months ended September 30, 2011, as compared to the same period in 2010. Labor and other for the three months ended September 30, 2011 included approximately $56,000 for properties acquired subsequent to September 27, 2010. Same store labor and other decreased approximately $42,000 during the three months ended September 30, 2011 as compared to the same period in 2010. The $42,000 decrease is primarily the result of decreases in non-recoverable property expenses, insurance and external labor costs for property maintenance.

Same store and new store net operating income. The components of same store, new store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended September 30,
	Same Store		New Store		Total
	2011	2010	2011	2010	2011	2010
Property revenues	$7,987	$7,856	$792	$—	$8,779	$7,856
Property expenses	3,254	3,038	360	—	3,614	3,038
Continuing operations property
net operating income	4,733	4,818	432	—	5,165	4,818
Discontinued operations
net operating income	(11)	17	—	—	(11)	17
Property net operating income	$4,722	$4,835	$432	$—	$5,154	$4,835

Other expenses.  Our other expenses were $4,823,000 for the three months ended September 30, 2011, as compared to $4,473,000 for the three months ended September 30, 2010, an increase of $350,000, or 8%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended September 30,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
General and administrative	$1,495	$1,263	$232	18%
Depreciation and amortization	2,162	1,816	346	19%
Interest expense	1,430	1,401	29	2%
Interest, dividend and other investment income	(264)	(7)	(257)	(3,671)%
Total other expenses	$4,823	$4,473	$350	8%

General and administrative.  General and administrative expenses increased approximately $232,000, or 18%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increases in general and administrative expenses included increases in salaries and benefits of $141,000, acquisition-related expenses of $127,000, travel and entertainment expenses of $52,000, other professional fees of $44,000 and other expenses of $36,000 offset by a decrease in legal expenses of $168,000. Salaries and benefits increased due to the addition of 11 full-time employees and increased health insurance, 401(k) and executive relocation costs. The majority of the employees were added to our office in Arizona to manage our recent property acquisitions. Acquisition-related expenses and travel increased due to our recent acquisitions of Terravita Marketplace and Ahwatukee Plaza Shopping Center. Professional fees include increased costs related to our transfer agent and investor relations expenses. The decrease in legal and professional fees is primarily attributable to a $190,000 settlement we received from litigation with a former tenant regarding damages to our properties.

Depreciation and amortization.  Depreciation and amortization increased $346,000, or 19%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Depreciation for improvements to same store properties increased $164,000 for the the three months ended September 30, 2011 as compared to the same period in 2010, and amortization of capitalized loan fees, lease commissions and depreciation of corporate assets increased $85,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Depreciation for properties added subsequent to September 27, 2010 was $97,000.

Interest expense. Interest expense increased $29,000, or 2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in interest expense is comprised of approximately $12,000 from an approximately $0.9 million increase in the average notes payable balance during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, and $17,000 from an increase in the effective interest rate from 5.51% to 5.57% during three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $257,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The three months ended September 30, 2011 included $154,000 in realized gains and $97,000 in dividend income from our investments in marketable securities that was not included in the three months ended September 30, 2010.

Discontinued operations. Greens Road Plaza, located in Houston, Texas, was sold on July 22, 2011 for $1.8 million in cash and net prorations. As such, the operations of Greens Road Plaza have been classified as discontinued operations. Below is a summary of income from discontinued operations (in thousands):

	Three Months Ended September 30,
	2011	2010
Property revenues
Rental revenues	$10	$43
Other revenues	2	34
Total property revenues	12	77

Property expenses
Property operation and maintenance	20	37
Real estate taxes	3	8
Total property expenses	23	45

Other expenses
General and administrative	—	—
Depreciation and amortization	—	14
Total other expense	—	14

Income before loss on disposal of assets and income taxes	(11)	18

Provision for income taxes	—	(1)
Gain on sale of property in discontinued operations	397	—

Income from discontinued operations	$386	$17

Comparison of the Nine Month Periods Ended September 30, 2011 and 2010

The following table provides a summary comparison of our results of operations for the nine months ended September 30, 2011 and September 30, 2010 (dollars in thousands, except for per share and OP unit amounts):

	Nine Months Ended September 30,
	2011	2010
Number of properties owned and operated	41	37
Aggregate gross leasable area (sq. ft.)(1)	3,428,844	3,042,811
Ending occupancy rate - Operating Portfolio(2)	86%	83%
Ending occupancy rate - all properties	84%	82%

Total property revenues	$24,769	$23,236
Total property expenses	9,605	8,930
Total other expenses	14,733	13,207
Provision for income taxes	164	211
Loss on disposal of assets	17	113
Income from continuing operations	250	775
Income from discontinued operations	433	49
Net income	683	824
Less: Net income attributable to noncontrolling interests	122	264
Net income attributable to Whitestone REIT	$561	$560

Funds from operations (3)	$5,913	$5,867
Property net operating income (4)	15,200	14,355
Dividends and distributions paid on common shares and OP Units	8,396	5,276
Per common share and OP Unit	$0.8550	$0.9600
Dividends paid as a percentage of funds from operations	142%	90%

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

Property revenues.  Rental income and tenant reimbursements for the nine months ended September 30, 2011 and 2010 were approximately $24,769,000 and $23,236,000, respectively, an increase of $1,533,000, or 7%. Revenue for the nine months ended September 30, 2011 included approximately $1,319,000 in revenue from properties acquired subsequent to September 27, 2010. Same store tenant rental and reimbursement revenues increased approximately $214,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was driven by a 3.8% increase in average occupancy offset by a $0.43 decrease in average annual rent per leased square foot. Our Operating Portfolio Occupancy Rate as of September 30, 2011 was 86%, as compared to 83% as of September 30, 2010.

Property expenses.  Our property expenses were approximately $9,605,000 and $8,930,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $675,000, or 8%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Nine Months Ended September 30,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Real estate taxes	$3,367	$2,978	$389	13%
Utilities	1,815	1,696	119	7%
Contract services	1,690	1,543	147	10%
Repairs and maintenance	914	900	14	2%
Bad debt	379	339	40	12%
Labor and other	1,440	1,474	(34)	(2)%
Total property expenses	$9,605	$8,930	$675	8%

Real estate taxes.  Real estate taxes increased $389,000, or 13%, during the nine months ended September 30, 2011 as compared to the same period in 2010. Real estate taxes for properties added subsequent to September 27, 2010 were approximately $313,000 for the nine months ended September 30, 2011. We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed to our tenants through triple net leases.

Utilities. Utilities expense increased $119,000, or 7%, during the nine months ended September 30, 2011 as compared to the same period in 2010. Utility expenses for properties acquired subsequent to September 27, 2010 were approximately $135,000. Same store utilities expense decreased approximately $16,000 during the nine months ended September 30, 2011 as compared to the same period in 2010.

Contract Services.  Contract services increased $147,000, or 10%, during the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in contract services expense included $114,000 in contract expenses for properties acquired subsequent to September 27, 2010. The $33,000 increase in same store contract service expenses is primarily attributable to increased security costs for certain of our Houston retail properties.

Repairs and maintenance. Repairs and maintenance increased $14,000, or 2%, during the nine months ended September 30, 2011 as compared to the same period in 2010. Repairs and maintenance for the nine months ended September 30, 2011 included approximately $41,000 for properties acquired subsequent to September 27, 2010. Same store repairs and maintenance decreased approximately $27,000 during the nine months ended September 30, 2011 as compared to the same period in 2010.

Bad debt.  Bad debt for the nine months ended September 30, 2011 increased $40,000, or 12%, as compared to the same period in 2010. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other decreased $34,000, or 2%, during the nine months ended September 30, 2011, as compared to the same period in 2010. Labor and other for the nine months ended September 30, 2011 included approximately $114,000 for properties acquired subsequent to September 27, 2010. Same store labor and other decreased approximately $148,000 during the nine months ended September 30, 2011 as compared to the same period in 2010. The $148,000 decrease is primarily the result of decreases in non-recoverable property expenses, insurance and external labor costs for property maintenance, including expenses related to our lease with the U.S. Census Bureau, which was terminated during the fourth quarter of 2010.

Same store and new store net operating income. The components of same store, new store and total property net operating income are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2011	2010	2011	2010	2011	2010
Property revenues	$23,450	$23,236	$1,319	$—	$24,769	$23,236
Property expenses	8,868	8,930	737	—	9,605	8,930
Continuing operations property
net operating income	14,582	14,306	582	—	15,164	14,306
Discontinued operations
net operating income	36	49	—	—	36	49
Property net operating income	$14,618	$14,355	$582	$—	$15,200	$14,355

Other expenses.  Our other expenses were $14,733,000 for the nine months ended September 30, 2011, as compared to $13,207,000 for the nine months September 30, 2010, an increase of $1,526,000, or 12%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Nine Months Ended September 30,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
General and administrative	$4,737	$3,735	$1,002	27%
Depreciation and amortization	6,098	5,281	817	15%
Interest expense	4,277	4,210	67	2%
Interest, dividend and other investment income	(379)	(19)	(360)	(1,895)%
Total other expenses	$14,733	$13,207	$1,526	12%

General and administrative.  General and administrative expenses increased approximately $1,002,000, or 27%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increases in general and administrative expenses included increases in legal and other professional fees of $242,000, salaries and benefits of $302,000, acquisition-related expenses of $196,000, travel and entertainment expenses of $101,000, corporate office expenses of $99,000 and other expenses of $62,000. The increase in legal and professional fees is primarily attributable to litigation with a contractor at our Windsor Park Center in San Antonio and litigation with two former tenants regarding damages to our properties. Salaries and benefits increased due to the addition of 11 full-time employees and increased health insurance, 401(k) and executive relocation costs. The employees were added to our office in Arizona to manage our recent property acquisitions. Acquisition-related expenses and travel increased due to our recent acquisitions of Dessert Canyon Shopping Center, Gilbert Tuscany Village, Terravita Marketplace and Ahwatukee Plaza Shopping Center. Corporate office expenses include software, phone systems and dues and subscription expenses.

Depreciation and amortization.  Depreciation and amortization increased $817,000, or 15%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Depreciation for improvements to same store properties increased $466,000 for the the nine months ended September 30, 2011 as compared to the same period in 2010, and amortization of capitalized loan fees and lease commissions increased $144,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Depreciation for properties added subsequent to September 27, 2010 was $207,000.

Interest expense. Interest expense increased $67,000, or 2%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in interest expense is comprised of approximately $32,000 from an approximately $783,000 increase in the average notes payable balance during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 and $35,000 from an increase in the effective interest rate from 5.52% to 5.56% during nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $360,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The nine months ended September 30, 2011 included $154,000 in dividend income and $192,000 in realized gains on sales from our marketable securities that was not included in the nine months ended September 30, 2010.

Discontinued operations. Greens Road Plaza, located in Houston, Texas, was sold on July 22, 2011 for $1.8 million in cash and net prorations. As such, the operations of Greens Road Plaza have been classified as discontinued operations. Below is a summary of income from discontinued operations (in thousands):

	Nine Months Ended September 30,
	2011	2010
Property revenues
Rental revenues	$107	$133
Other revenues	71	105
Total property revenues	178	238

Property expenses
Property operation and maintenance	89	121
Real estate taxes	23	24
Total property expenses	112	145

Other expenses
General and administrative	—	—
Depreciation and amortization	29	42
Total other expense	29	42

Income before loss on disposal of assets and income taxes	37	51

Provision for income taxes	(1)	(2)
Gain on sale of property in discontinued operations	397	—

Income from discontinued operations	$433	$49

Reconciliation of Non-GAAP Financial Measures

Funds From Operations

The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations ("FFO") as net income (loss) available to common shareholders computed in accordance with U.S. GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

FFO Core

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, gains and losses on insurance claim settlements, legal and professional fees and acquisition costs. Therefore, in addition to FFO, management uses FFO core, which we define to exclude such items.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
FFO and FFO-Core
Net income attributable to Whitestone REIT	$578	$177	$561	$560
Depreciation and amortization of real estate assets (1)	1,933	1,701	5,610	4,930
Loss (gain) on disposal of assets (1)	(398)	72	(380)	113
Net income attributable to noncontrolling interests (1)	97	57	122	264
FFO	$2,210	$2,007	$5,913	$5,867

Acquisition costs	$185	$10	$327	$11
Legal and professional costs (recoveries), net	(103)	—	254	—
FFO-Core	$2,292	$2,017	$6,494	$5,878

(1)	Including amounts for discontinued operations.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Property Net Operating Income
Net income attributable to Whitestone REIT	$578	$177	$561	$560
General and administrative expenses	1,495	1,263	4,737	3,735
Depreciation and amortization	2,162	1,816	6,098	5,281
Interest expense	1,430	1,401	4,277	4,210
Interest, dividend and other investment income	(264)	(7)	(379)	(19)
Provision for income taxes	54	56	164	211
Gain (loss) on disposal of assets	(1)	72	17	113
Gain on sale of property from discontinued operations	(397)	—	(397)	—
Net income attributable to noncontrolling interests	97	57	122	264
NOI	$5,154	$4,835	$15,200	$14,355

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of dividends and distributions to holders of our common shares and OP units, including those required to maintain REIT status and satisfy our current quarterly distribution target of $0.2850 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.
     During the nine months ended September 30, 2011, our cash provided from operating activities was $6,332,000 and our total dividends and distributions were $8,396,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $2,064,000. We anticipate that cash flows from operating activities and our borrowing capacity under the facility (see Note 5 to our accompanying consolidated financial statements) will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.
Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and other financing opportunities including equity issuance and debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.
We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through equity issuance, including proceeds from our follow-on offering of Class B common shares, our initial public offering of Class B shares in August 2010, and through debt financing.
Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $32,660,000 at September 30, 2011, as compared to $17,591,000 on December 31, 2010.  The increase of $15,069,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $6,332,000 for the nine months ended September 30, 2011;

•	Net proceeds of $59,667,000 from the issuance of common shares;

•	Net proceeds of $2,531,000 million from issuance of notes payable net of origination costs;

•	Proceeds from sales of marketable securities of $7,252,000 million;

•	Net proceeds $1,545,000 from the sale and operations of our discontinued operations;
Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $8,396,000;

•	Investments in marketable securities of $13,520,000;

•	Real estate acquisitions of $34,020,000;

•	Additions to real estate of $3,966,000;

•	Payments of loans of $2,356,000.
     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consists of the following (in thousands):

Description	September 30, 2011	December 31, 2010
Fixed rate notes
$3.0 million 6.00% Note, due 2021 (1)	$2,986	$—
$10.0 million 6.04% Note, due 2014	9,370	9,498
$1.5 million 6.50% Note, due 2014	1,477	1,496
$11.2 million 6.52% Note, due 2015	10,800	10,908
$21.4 million 6.53% Notes, due 2013	19,683	20,142
$24.5 million 6.56% Note, due 2013	23,708	24,030
$9.9 million 6.63% Notes, due 2014	9,292	9,498
$0.5 million 5.05% Notes, due 2011	158	13
Floating rate note
$26.9 million LIBOR + 2.82% Note, due 2013	24,760	25,356
	$102,234	$100,941

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of September 30, 2011, our debt was collateralized by 24 properties with a carrying value of $111.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of September 30, 2011, we are in compliance with all loan covenants.

On June 14, 2011, Whitestone, through our Operating Partnership, entered into an agreement with Harris Bank, part of BMO Financial Group, effective June 13, 2011 for an unsecured revolving credit facility (the "Facility") with an initial committed amount of $20 million. The Facility is expandable to $75 million and matures two years from closing, with a 12-month extension available upon lender approval. We will use the Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio.

Borrowings under the Facility accrue interest (at our option), based on total indebtedness to total asset value ratio, at either the Eurodollar Loan Rate or the Base Rate at 3.5% to 4.5% and 2.5% to 3.5%, respectively. Base Rate means the higher of: (i) (a) the bank's prime commercial rate, (b) the average rate quoted the bank by two or more Federal funds brokers selected by the bank for sale to the bank at face value of Federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%.
Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.

The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, maximum total indebtedness to total asset value, minimum earnings before interest, tax, depreciation and amortization ("EBITDA") to fixed charges, and maintenance of net worth. The Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy, and loss of REIT tax status. We are currently in compliance with these covenants. As of September 30, 2011, no amounts were drawn on the Facility, and our borrowing capacity was $20 million.

Scheduled maturities of our debt as of September 30, 2011 are as follows (in thousands):

Amount Due
Year	(in thousands)

2011	$795
2012	2,636
2013	66,488
2014	19,191
2015	10,315
2016 and thereafter	2,809
Total	$102,234

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

Dividends and Distributions

The following tables summarize the cash dividends paid or payable to holders of our common shares and distributions paid or payable to holders of noncontrolling OP Units during the four quarters of 2010 and the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 (in thousands, except per share data):

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid	Dividend Per Common Share	Total Amount Paid	Dividend Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
Third Quarter	$0.2850	$974	$0.2850	$2,141	$0.2850	$514	$3,629
Second Quarter	0.2850	989	0.2850	1,132	0.2850	515	2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$0.8550	$2,952	$0.8550	$3,900	$0.8550	$1,544	$8,396

2010
Fourth Quarter	$0.2850	$989	$0.2850	$627	$0.2850	$514	$2,130
Third Quarter	0.2850	992	0.0960	211	0.2850	515	1,718
Second Quarter	0.3375	1,176	—	—	0.3375	610	1,786
First Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Total	$1.2450	$4,320	$0.3810	$838	$1.2450	$2,249	$7,407

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of September 30, 2011 and December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable.

All of our financial instruments were entered into for other than trading purposes.

Fixed Interest Rate Debt

As of September 30, 2011, approximately 76% of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate at this time of approximately 6.47% per annum with expirations ranging from 2011 to 2021 (see Note 5 to our accompanying consolidated financial statements for further detail). As of September 30, 2011, we had approximately $77.5 million of fixed rate debt outstanding. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $1.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2011, we had $24.8 million of loans, or approximately 24% of our outstanding debt, with a floating interest rate of LIBOR + 2.82%. As of September 30, 2011, we did not have a fixed rate hedge in place, leaving $24.8 million subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $247,600, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor is added to the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2010:

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government's credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our Class B common shares. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 2, 2011, we commenced an offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Exchange Offer”). The Exchange Offer expired at 5:00 p.m., EDT, on Monday, October 3, 2011, and 867,789 Class A common shares and 453,642 OP units were accepted for exchange.

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

WHITESTONE REIT
Date:	November 7, 2011	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2011	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).
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