Form 10-K
period 2011-12-31
Whitestone REIT
filed 2012-02-29
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-34855
______________________________

WHITESTONE REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	76-0594970
(State or Other Jurisdiction of incorporation or	(I.R.S. Employer
Organization)	Identification No.)

2600 South Gessner, Suite 500, Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 827-9595
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Shares of Beneficial Interest, par value $0.001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Shares of Beneficial Interest, par value $0.001 per share
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Class B common shares held by nonaffiliates of the Registrant as of June 30, 2011 (the last business day of the Registrant's most recently completed second fiscal quarter) was $94,217,676 based on the closing price of Class B common shares of $12.72 per share as reported on the NYSE Amex.
As of February 24, 2012, the Registrant had 1,737,438 Class A and 10,157,114 Class B common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2012 Annual Meeting of Shareholders to be filed subsequently with the Securities and Exchange Commission.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2011

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	51

	SIGNATURES.	52

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Whitestone REIT and its consolidated subsidiaries unless the context clearly indicates otherwise.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust ("REIT") in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1.  Business.

General

We are a Maryland REIT engaged in owning and operating commercial properties in culturally diverse markets in major metropolitan areas. Founded in 1998, we changed our state of organization from Texas to Maryland in December 2003.  We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

We are internally managed and, as of December 31, 2011, we owned a real estate portfolio of 45 properties containing approximately 3.6 million square feet of gross leasable area, located in Texas, Arizona and Illinois.  Our portfolio has a gross book value of approximately $292 million and book equity, including noncontrolling interests, of approximately $131 million as of December 31, 2011.

Our Class B common shares of beneficial interest, par value $0.001 per share ("Class B common shares") are currently traded on the NYSE Amex under the ticker symbol "WSR," and our Class A common shares of beneficial interest, par value $0.001 per share ("Class A common shares") are not currently traded on a national securities exchange.  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com.

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

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that were acquired prior to the tenure of our current management team may not fit our Community Centered Property strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

•
Prudent Management of Capital Structure. We currently have 19 properties that are not mortgaged. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is less than 60%. As of December 31, 2011, our ratio of total indebtedness to undepreciated book value of real estate assets was 44%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2011, we owned an 89.3% interest in the Operating Partnership.

As of December 31, 2011, we owned a real estate portfolio consisting of 45 properties located in three states.  As of December 31, 2011, our Operating Portfolio Occupancy Rate was 87% based on gross leasable area compared to 86% as of December 31, 2010. We define Operating Portfolio Occupancy Rate as physical occupancy on all properties, excluding (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redeveloping or re-tenanting.

We take a very hands-on approach to ownership, and directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under long-term leases.  For the year ended December 31, 2011, our total revenues were approximately $34.9 million.  Approximately 60% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

As of December 31, 2011, 2010 and 2009, we had one property that accounted for more than 10% of total gross revenue and real estate assets.  Uptown Tower is an office building located in Dallas, Texas that accounted for 10.9%, 12.0% and 11.9% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Uptown Tower also accounted for  6.8%, 10.2% and 10.9% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2011, 2010 and 2009, respectively.  Of our 45 properties, 30 are located in the Houston, Texas metropolitan area.

Economic Factors

The recent economic recession continues to negatively impact the volume of real estate transactions, occupancy levels, tenants’ ability to pay rent and cap rates. Each of these factors could negatively impact the value of public real estate companies, including ours.  However, the vast majority of our retail properties are located in densely populated metropolitan areas and are occupied by tenants that generally provide basic necessity-type items and tend to be less affected by economic changes.  Furthermore, our portfolio is primarily positioned in metropolitan areas in Texas that have been impacted less by the economic slow down compared to other metropolitan areas.

Competition

All of our properties are located in areas that include competing properties.  The amount of competition in a particular area could impact our ability to acquire additional real estate, sell current real estate, lease space and the amount of rent we are able to charge.  We may be competing with owners, including, but not limited to, other REITs, insurance companies and pension funds, with access to greater resources than those available to us.
Many of our competitors have greater financial and other resources than us and may have more operating experience than us. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of our properties. There is, however, no dominant competitor in the Houston, Dallas, San Antonio, Phoenix or Chicago metropolitan areas. Our retail tenants also face increasing competition from outlet malls, internet discount shopping clubs, catalog companies, direct mail and telemarketing.

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

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. During the re-financing of twenty-one of our properties in late 2008 and early 2009, Phase I environmental site assessments were completed at those properties. These assessments revealed that five of the twenty-one properties currently or previously had a dry cleaning facility as a tenant. Since release of chlorinated solvents can occur as a result of dry cleaning operations, a Phase II subsurface investigation was conducted at the five identified properties, and all such investigations revealed the presence of chlorinated solvents. Based on the findings of the Phase II subsurface investigations, we promptly applied for entry into the Texas Commission on Environmental Quality Dry Cleaner Remediation Program, or DCRP, for four of the identified properties and were accepted. Upon entry, and continued good standing with the DCRP, the DCRP administers the Dry Cleaning Remediation fund to assist with remediation of contamination caused by dry cleaning solvents. The response actions associated with the ongoing investigation and subsequent remediation, if necessary, have not been determined at this time. However, we believe that the costs of such response actions will be immaterial, and therefore no liability has been recorded in our financial statements. We have not been notified by any governmental authority, and are not otherwise aware, other than the five identified properties described above, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. We have not recorded in our financial statements any material liability in connection with environmental matters. Nevertheless, it is possible that the environmental assessments conducted thus far and currently available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination or other adverse conditions, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware.

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

Employees

As of December 31, 2011, we had 62 employees.

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

Financial Information

Additional financial information related to the Company is included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

Item 1A.  Risk Factors.

In addition to the other information contained in this annual report, the following risk factors should be considered carefully in evaluating our business.  Our business, financial condition, results of operations or the trading price of our Class B common shares could be materially adversely affected by any of these risks.  Please note that additional risks not presently known to us or which we currently consider immaterial may also impair our business and operations.

Risks Associated with Real Estate

Recent market disruptions may significantly and adversely affect our financial condition and results of operations.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. At this time, it is difficult to determine the breadth and duration of the impact of the economic and financial market problems and the many ways in which they could affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our Class B common shares.

Real estate property investments are illiquid due to a variety of factors and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

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

We may be required to expend funds and time to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements, which may impede our ability to sell a property. Further, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would further contribute to the illiquid character of real estate properties and impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the trading price of our Class B common shares.

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

Volatility in capital markets could adversely affect acquisition activities by impacting certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. These factors directly affect a lender's ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. This may impair our ability to acquire properties or result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;

•	over-building in our markets;

•	a reduction in rental income as the result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;

•	changes in general economic conditions;

•	a taking of any of our properties by eminent domain;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•	acts of God, such as hurricanes, earthquakes or floods and other uninsured losses;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent debt capital, which may render the sale of a property difficult or unattractive; and

•	periods of high interest rates, inflation or tight money supply.

Some or all of these factors may affect our properties, which could adversely affect our operations and ability to pay dividends to shareholders.

We may face significant competition in our efforts to acquire financially distressed properties and debt.

Our acquisition strategy includes acquiring distressed commercial real estate, and we could face significant competition from other investors, REITs, hedge funds, private equity funds and other private real estate investors with greater financial resources and access to capital than us. Therefore, we may not be able to compete successfully for investments. In addition, the number of entities and the amount of purchasers competing for suitable investments may increase, all of which could result in competition for accretive acquisition opportunities and adversely affect our business plan and our ability to maintain our current dividend rate.

All of our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the properties we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space in our properties.

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

We compete with a number of developers, owners and operators of commercial real estate, many of whom own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants' leases expire. This competitive environment could have a material adverse effect on our ability to lease our properties or any newly developed or acquired property, as well as on the rents charged.

Risks Associated with Our Operations

Because of the current geographic concentration of our portfolio, an economic downturn in the Houston metropolitan area could adversely impact our operations and ability to pay dividends to our shareholders.

The majority of our assets and revenues are currently derived from properties located in the Houston metropolitan area. As of December 31, 2011, we had 65% of our gross leasable area in Houston. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. A significant economic downturn may adversely impact our ability to locate and retain financially sound tenants and could have an adverse impact on our tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if the Houston metropolitan area experiences an economic downturn, our operations and ability to pay dividends to our shareholders could be adversely impacted.

We lease our properties to approximately 900 tenants, with leases for approximately 10% to 20% of our gross leasable area expiring annually. Each year we face the risk of non-renewal of a material percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

The nature of our business model warrants shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2011, approximately 33% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2013. We are subject to the risk that:

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

Many of our tenants are small businesses that depend primarily on cash flows from their businesses to pay their rent and without other resources could be at a higher risk of bankruptcy or insolvency than larger, national tenants. If tenants are unable to comply with the terms of our leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the space and find a suitable replacement tenant. There is no assurance that we would be able to lease the space on substantially equivalent or better terms than the prior lease, or at all, or successfully reposition the space for other uses.

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

Any bankruptcy filing by or relating to one or more of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property. A tenant bankruptcy could also delay our efforts to collect past due balances under the lease and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any. Furthermore, dealing with a tenant's bankruptcy or other default may divert management's attention and cause us to incur substantial legal and other costs. The bankruptcy or insolvency of a number of smaller tenants may have an adverse impact on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our Class B common shares.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect our returns.

We attempt to adequately insure all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Our current geographic concentration in the Houston metropolitan area potentially increases the risk of damage to our portfolio due to hurricanes. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. In some instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for these losses. Also, to the extent we must pay unexpectedly large insurance premiums, we could suffer reduced earnings that would result in less cash to be distributed to shareholders.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in its property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air. In addition, third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distributions to our shareholders.

We may not be successful in consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations.

Our ability to expand through acquisitions is integral to our business strategy and requires us to consummate suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in consummating acquisitions or investments in properties that meet our acquisition criteria on satisfactory terms or at all. Failure to consummate acquisitions or investment opportunities, or to integrate successfully any acquired properties without substantial expense, delay or other operational or financial problems, would slow our growth, which could in turn adversely affect the trading price of our Class B common shares.

Our ability to acquire properties on favorable terms may be constrained by the following significant risks:

•	competition from other real estate investors with significant capital, including other REITs and institutional investment funds;

•	competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	unsatisfactory results of our due diligence investigations or failure to meet other customary closing conditions; and

•	failure to finance an acquisition on favorable terms or at all.

If any of these risks are realized, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our Class B common shares may be materially and adversely affected.

Our success depends in part on our ability to execute our Community Centered Property strategy.

Our Community Centered Property strategy requires intensive management of a large number of small spaces and small tenant relationships. Our success depends in part upon our management's ability to identify potential Community Centered Properties and find and maintain the appropriate tenants to create such a property. Lack of market acceptance of our Community Centered Property strategy or our inability to successfully attract and manage a large number of tenant relationships could adversely affect our occupancy rates, operating results and dividend rate.

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

We cannot assure you that we will be able to adapt our portfolio management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to support our growth. Our failure to successfully oversee our current portfolio of properties or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions.

There can be no assurance that we will be able to pay or maintain cash distributions or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to shareholders. Distributions are based upon our funds from operations, financial condition, cash flows and liquidity, debt service requirements, capital expenditure requirements for our properties and other matters our board of trustees may deem relevant from time to time. If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs.

We can give no assurance that we will be able to continue to pay distributions or that distributions will increase over time. In addition, we can give no assurance that rents from our properties will increase, or that future acquisitions of real properties, mortgage loans or out investments in securities will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our board of trustees in establishing the distribution rate to shareholders. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the trading price of our Class B common shares.

Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on management's evaluation of those controls. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

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

If we invest in mortgage loans, these investments may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and the return on your investment.

If we invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans or the dates of our investment in the loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. We may enter into interest rate swap agreements for our variable rate debt, which totals $35.6 million as of December 31, 2011. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We currently have and may incur additional mortgage indebtedness and other borrowings, which may increase our business risks and may adversely affect our ability to make distributions to our shareholders.

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

On February 27, 2012, we, through our Operating Partnership, entered into a new three-year unsecured $125 million revolving credit facility (the “2012 Facility”). We will use the 2012 Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. The 2012 Facility replaced our existing unsecured revolving credit facility. As of December 31, 2011, $11 million was drawn on our existing credit facility. Like our existing credit facility, the 2012 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, minimum property net operating income to total indebtedness and maintenance of net worth. The amount available to us and our ability to borrow from time to time under the 2012 Facility is subject to our compliance with these requirements.

We may also incur mortgage debt on a particular property if we believe the property's projected cash flow is sufficient to service the mortgage debt. As of December 31, 2011, we had approximately $116.9 million of mortgage debt secured by 26 of our properties. If there is a shortfall in cash flow, however, the amount available for dividends to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our shareholders will be adversely affected. For more discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at rates acceptable to us, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our payments on our indebtedness would increase and our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our shareholders and may hinder our ability to raise more capital by issuing more shares or by borrowing more money.

If we set aside insufficient working capital or are unable to secure funds for future tenant improvements, we may be required to defer necessary property improvements, which could adversely impact our ability to pay cash distributions to our shareholders.

When tenants do not renew their leases or otherwise vacate their space, it is possible that, in order to attract replacement tenants, we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. Because most of our leases will provide for tenant reimbursement of operating expenses, we do not anticipate that we will establish a permanent reserve for maintenance and repairs for our properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves for maintenance and repairs of our properties out of cash flow generated by operating properties or out of non-liquidating net sale proceeds. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay cash distributions to our shareholders may be adversely affected. In addition, we may be required to defer necessary improvements to our properties that may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to our properties. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

We may structure acquisitions of property in exchange for limited partnership units in our Operating Partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our Operating Partnership in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our Operating Partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our Operating Partnership's limited partnership agreement provides that any holder of units may redeem limited partnership units for cash, or, at our option, Class A common shares on a one-for-one exchange basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor's units for our Class A common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor's units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor redeemed the contributor's units for cash or our common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

We may issue preferred shares with a preference in distributions over our common shares, and our ability to issue preferred shares and additional common shares may deter or prevent a sale of our common shares in which you could profit.

Our declaration of trust authorizes our board of trustees to issue up to 50,000,000 Class A common shares, 350,000,000 Class B common shares and 50,000,000 preferred shares. Our board of trustees may amend our declaration of trust from time to time to increase or decrease the aggregate number of shares or the number of any class or series that we have authority to issue. In addition, our board of trustees may classify or reclassify any unissued common shares or preferred shares and may set the preferences, rights and other terms of the classified or reclassified shares. The terms of preferred shares could include a preference in distributions over our common shares. If we authorize and issue preferred shares with a distribution preference over our common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common shareholders, likely reducing the amount our common shareholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

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

In 2010, we discovered that we may have inadvertently violated the 5% asset test for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If that investment in a commercial paper investment account is not treated as cash, and is instead treated as a security for purposes of the quarterly 5% asset test applicable to REITs, then we would have failed that test for the first quarter of our 2009 taxable year.

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

Our income consists almost solely of our share of our Operating Partnership's income, and the cash available for distribution by us to our shareholders consists of our share of cash distributions made by our Operating Partnership. Because we are the sole general partner of our Operating Partnership, our board of trustees determines the amount of any distributions made by it. Our board of trustees may consider a number of factors in authorizing distributions, including:

•	the amount of the cash available for distribution;

•	our Operating Partnership's financial condition;

•	our Operating Partnership's capital expenditure requirements; and

•	our annual distribution requirements necessary to maintain our qualification as a REIT.

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

We structured our Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify our Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our Operating Partnership. If the IRS were to assert successfully that our Operating Partnership is a “publicly traded partnership,” and substantially all of its gross income did not consist of the specified types of passive income, the Code would treat our Operating Partnership as an association taxable as a corporation.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our Class B common shares.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates has been reduced by legislation to 15% (currently through 2012). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

Risks Related to Ownership of our Class B Common Shares

Following exchange offers that we have in the past conducted and intend to conduct in the future, large numbers of our Class A shareholders receiving Class B common shares may create a significant demand to sell our Class B common shares. Significant sales of our Class B common shares, or the perception that significant sales of such shares could occur, may cause the price of our Class B common shares to decline significantly.

Our Class A common shares are not listed on any national securities exchange and the ability of shareholders to liquidate their investments in Class A common shares is limited. We do not intend to list shares our Class A common shares on a national securities exchange. However, we have conducted a series of exchange offers to exchange our Class A common shares and our OP units for Class B common shares. See “Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities-Exchange Offers.” Following each such exchange offer, if our former Class A shareholders and OP unitholders sell, or the market perceives that our shareholders intend to sell, substantial numbers of our Class B common shares in the public market, the market price of our Class B common shares could decline significantly. As of December 31, 2011, we had 2,603,292 Class A common shares and 1,360,927 OP units, not held by us, outstanding.

In addition, because our Class A common shares are not subject to transfer restrictions (other than the restrictions on ownership and transfer of shares set forth in our declaration of trust), such shares are freely tradable. As a result, notwithstanding that such shares will not be listed on a national securities exchange, it is possible that a market may develop for shares of our Class A common shares, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the trading price of our Class B common shares.

Increases in market interest rates may result in a decrease in the value of our Class B common shares.

One of the factors that may influence the price of our Class B common shares will be the dividend distribution rate on the Class B common shares (as a percentage of the price of our Class B common shares) relative to market interest rates. If market interest rates rise, prospective purchasers of shares of our Class B common shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our Class B common shares, which would reduce the demand for, and result in a decline in the market price of, our Class B common shares.

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

The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. The business combination statute, subject to limitations, prohibits certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of our company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate of an interested shareholder for five years after the most recent date on which the person becomes an interested shareholder and thereafter imposes supermajority voting requirements on these combinations. The control share acquisition statute provides that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We are currently subject to the control share acquisition statute, although our board of trustees may amend our Amended and Restated Bylaws, or our bylaws, without shareholder approval, to exempt any acquisition of our shares from the statute. Our board of trustees has adopted a resolution exempting any business combination with any person from the business combination statute. The business combination statute (if our board of trustees revokes the foregoing exemption) and the control share acquisition statute could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our shareholders' best interest.

The MGCL, the Maryland REIT Law and our organizational documents limit your right to bring claims against our officers and trustees.

The MGCL and the Maryland REIT Law provide that a trustee will not have any liability as a trustee so long as he performs his duties in good faith, in a manner he reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our declaration of trust provides that no trustee or officer will be liable to us or to any shareholder for money damages except to the extent that (a) the trustee or officer actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property, or services actually received; or (b) a judgment or the final adjudication adverse to the trustee or officer is entered in a proceeding based on a finding in the proceeding the trustee's or officer's action or failure to act was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Finally, our declaration of trust authorizes our company to obligate itself, and our bylaws obligate us, to indemnify and advance expenses to our trustees and officers to the maximum extent permitted by Maryland law.

Our classified board of trustees may prevent others from effecting a change in the control of our board of trustees.

We believe that classification of our board of trustees will help to assure the continuity and stability of our business strategies and policies as determined by the board of trustees. However, the classified board provision could have the effect of making the replacement of incumbent trustees more time-consuming and difficult. At least two annual meetings of shareholders, instead of one, will generally be required to effect a change in a majority of our board of trustees. Thus, the classified board provision could increase the likelihood that incumbent trustees will retain their positions. The staggered terms of trustees may delay, defer or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of the shareholders.

Future offerings of debt, which would be senior to our common shares upon liquidation, and/or preferred equity securities that may be senior to our common shares for purposes of dividends or other distributions or upon liquidation, may adversely affect the market price of our Class B common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our common shareholders bear the risk of our future offerings reducing the market price of our Class B common shares and diluting their share holdings in us.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

General

As of December 31, 2011, we owned 45 commercial properties, including 30 properties in Houston, four properties in Dallas, one property in Windcrest, Texas, a suburb of San Antonio, nine properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 1.5% of our total revenues for the year ended December 31, 2011.

We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. Approximately 60% of our existing leases as of December 31, 2011 contain “step up” rental clauses that provide for increases in the base rental payments. The following table summarizes certain information relating to our properties as of December 31, 2011:

Commercial Properties	Gross Leasable Area	Average Occupancy as of 12/31/11	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Retail	1,512,199	90%	$15,803	$11.61
Office/Flex	1,201,672	86%	7,655	7.41
Office	631,841	79%	8,069	16.17
Total - Operating Portfolio	3,345,712	87%	31,527	10.83
Redevelopment, New Acquisitions (3)	251,625	50%	1,314	10.44
Total	3,597,337	84%	$32,841	$10.87

(1)
Calculated as the tenant's actual December 31, 2011 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2011.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts.

(2)	Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2011. Excludes vacant space as of December 31, 2011.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

As of December 31, 2011, we had one property that accounted for more than 10% of total gross revenue.  Uptown Tower is an office building located in Dallas, Texas and accounts for 10.9%, 12.0% and 11.9% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Uptown Tower also accounts for  6.8%, 10.2% and 10.9% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, our total debt of approximately $127.9 million was collateralized by 26 operating properties with a combined net book value of $143.2 million.

Location of Properties

Of our 45 properties, 34 are located in Texas, with 30 being located in the greater Houston metropolitan statistical area.  These 30 properties represent 70% of our revenue for the year ended December 31, 2011.

The Houston workforce is concentrated in energy, chemicals, information technology, aerospace sciences and medical sciences.  According to the United States Census Bureau, Houston ranked 4th in the largest United States cities as of July 1, 2009. In the Census Bureau’s Estimates of Population Change for Metropolitan Statistical Areas and Rankings: July 1, 2008 to July 1, 2009, Houston ranked second in population growth out of 366 metropolitan statistical areas. According to the Bureau of Labor Statistics, the unemployment rate in Houston was less than the national average in each of the last six months of 2011.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	9.1%	9.1%	9.0%	8.9%	8.7%	8.5%
Houston (2)	8.4	8.5	8.5	8.4	8.1	7.8	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2011.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2011

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2011	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Retail Communities:
Ahwatukee Plaza	Phoenix	1979	72,650	100%	$841	$11.58	$12.79
Bellnott Square	Houston	1982	73,930	41%	300	9.90	10.10
Bissonnet/Beltway	Houston	1978	29,205	100%	317	10.85	10.82
Centre South	Houston	1974	39,134	82%	230	7.17	8.01
Holly Knight	Houston	1984	20,015	100%	323	16.14	17.39
Kempwood Plaza	Houston	1974	101,008	96%	849	8.76	8.33
Lion Square	Houston	1980	119,621	92%	795	7.22	9.27
Pinnacle of Scottsdale	Phoenix	1991	113,108	100%	2,315	20.47	21.03
Providence	Houston	1980	90,327	97%	763	8.71	8.15
Shaver	Houston	1978	21,926	98%	252	11.73	11.45
Shops at Starwood	Dallas	2006	55,385	98%	1,396	25.72	27.30
South Richey	Houston	1980	69,928	92%	279	4.34	8.41
Spoerlein Commons	Chicago	1987	41,455	91%	743	19.70	19.78
SugarPark Plaza	Houston	1974	95,032	93%	800	9.05	9.58
Sunridge	Houston	1979	49,359	99%	407	8.33	9.37
Terravita Marketplace	Phoenix	1997	102,733	96%	1,333	13.52	14.12
Torrey Square	Houston	1983	105,766	98%	853	8.23	8.05
Town Park	Houston	1978	43,526	100%	789	18.13	17.76
Webster Point	Houston	1984	26,060	100%	289	11.09	10.90
Westchase	Houston	1978	49,573	84%	495	11.89	11.50
Windsor Park	San Antonio	1992	192,458	76%	1,434	9.80	9.39
			1,512,199	90%	15,803	11.61	12.15
Office/Flex Communities:
Brookhill	Houston	1979	74,757	76%	$163	$2.87	$4.26
Corporate Park Northwest	Houston	1981	185,627	70%	1,352	10.40	10.44
Corporate Park West	Houston	1999	175,665	87%	1,321	8.64	9.11
Corporate Park Woodland	Houston	2000	99,937	96%	820	8.55	8.73
Dairy Ashford	Houston	1981	42,902	92%	210	5.32	5.35
Holly Hall	Houston	1980	90,000	100%	713	7.92	8.09
Interstate 10	Houston	1980	151,000	84%	654	5.16	5.23
Main Park	Houston	1982	113,410	96%	711	6.53	6.51
Plaza Park	Houston	1982	105,530	79%	752	9.02	8.64
Westbelt Plaza	Houston	1978	65,619	76%	400	8.02	8.16
Westgate	Houston	1984	97,225	100%	559	5.75	5.69
			1,201,672	86%	7,655	7.41	7.57

Whitestone REIT and Subsidiaries Property Details As of December 31, 2011 (continued)

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2011	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Office Communities:
9101 LBJ Freeway	Dallas	1985	125,874	69%	$1,356	$15.61	$15.06
Featherwood	Houston	1983	49,760	84%	772	18.47	18.02
Pima Norte	Phoenix	2007	33,417	18%	110	18.29	17.95
Royal Crest	Houston	1984	24,900	85%	267	12.62	12.57
Uptown Tower	Dallas	1982	253,981	85%	3,655	16.93	17.00
Woodlake Plaza	Houston	1974	106,169	88%	1,343	14.37	14.06
Zeta Building	Houston	1982	37,740	89%	566	16.85	16.52
			631,841	79%	8,069	16.17	15.98

Total - Operating Portfolio			3,345,712	87%	31,527	10.83	11.11

The Citadel	Phoenix	1985	28,547	63%	$126	$7.01	$14.68
Desert Canyon	Phoenix	2000	62,533	74%	546	11.80	11.80
Gilbert Tuscany Village	Phoenix	2009	49,415	22%	202	18.58	25.76
The MarketPlace At Central	Phoenix	2000	111,130	46%	440	8.61	8.88
Total - Development Portfolio			251,625	50%	1,314	10.44	12.27

Pinnacle Phase II	Phoenix	N/A	—	—%	—	—	—
Shops at Starwood Phase III	Dallas	N/A	—	—%	—	—	—
Total - Property Held For Development (4)			—	—%	—	—	—

Grand Totals			3,597,337	84%	$32,841	$10.87	$11.21

(1)
Calculated as the tenant's actual December 31, 2011 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2011. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2011 equaled approximately $164,000 for the month ended December 31, 2011.

(2)	Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2011. Excludes vacant space at December 31, 2011.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2011, calculated on a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2011.

(4)	As of December 31, 2011, these properties are held for development with no gross leasable area.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of December 31, 2011, based upon annualized rental revenues at December 31, 2011.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring

Sports Authority	San Antonio	$495	1.5%	1/1/2004	2015
University of Phoenix	San Antonio	416	1.3%	10/18/2010	2018
Air Liquide America, L.P.	Dallas	375	1.1%	8/1/2001	2013
Safeway Stores, Incorporated	Phoenix	344	1.0%	12/22/2011	2021
Walgreen's #3766	Phoenix	279	0.8%	8/9/2011	2049
X-Ray X-Press Corporation	Houston	272	0.8%	7/1/1998	2019
Rock Solid Images	Houston	250	0.8%	4/1/2004	2012
Marshall's	Houston	248	0.8%	5/12/1983	2013
Eligibility Services	Dallas	236	0.7%	6/6/2000	2012
Albertson's #979	Phoenix	235	0.7%	8/9/2011	2022
Merrill Corporation	Dallas	234	0.7%	12/10/2001	2014
Fitness Alliance, LLC	Phoenix	216	0.7%	8/17/2011	2021
Compass Insurance	Dallas	213	0.6%	1/1/2006	2013
River Oaks L-M, Inc.	Houston	212	0.6%	10/15/1993	2014
Petsmart, Inc	San Antonio	199	0.6%	1/1/2004	2018
		$4,224	12.7%

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2011
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2012	303	625,346	17.4%	$7,350	22.4%
2013	184	571,141	15.9%	6,599	20.1%
2014	171	543,109	15.1%	5,880	17.9%
2015	89	355,534	9.9%	3,724	11.3%
2016	96	332,766	9.3%	4,022	12.2%
2017	20	90,260	2.5%	795	2.4%
2018	15	106,554	3%	1,380	4.2%
2019	7	58,783	1.6%	681	2.1%
2020	7	51,045	1.4%	588	1.8%
2021	9	111,465	3.1%	833	2.5%
Total	901	2,846,003	79.2%	$31,852	96.9%

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Class A Shares

    There is no established trading market for our Class A common shares of beneficial interest. As of February 24, 2012, we had 1,737,438 Class A common shares of beneficial interest outstanding held by a total of 1,428 shareholders of record.

Class B Shares

Our Class B common shares were issued and began trading on the NYSE Amex on August 25, 2010 under the ticker symbol "WSR." As of February 24, 2012, we had 10,157,114 Class B common shares of beneficial interest outstanding held by a total of 7,290 shareholders of record.

The following table sets forth the quarterly high, low, and closing prices per share of our Class B common shares reported on the NYSE Amex for the years ended December 31, 2011 and 2010.

For the Year Ended December 31, 2011	High	Low	Close

First Quarter	$14.94	$13.73	$14.31
Second Quarter	$14.94	$11.90	$12.72
Third Quarter	$13.34	$10.77	$11.14
Fourth Quarter	$12.29	$10.05	$11.90

For the Year Ended December 31, 2010	High	Low	Close

First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter (1)	$12.03	$11.32	$11.74
Fourth Quarter	$14.94	$11.79	$14.80

(1)	Trading commenced on August 25, 2010.

On February 24, 2012, the closing price of our Class B common shares reported on the NYSE Amex was $13.01 per share.

Exchange Offers

On September 2, 2011, we commenced an offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “First Exchange Offer”). The First Exchange Offer expired on October 3, 2011, and 867,789 Class A common shares and 453,642 OP units were accepted for exchange.

On December 9, 2011, we commenced a second offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Second Exchange Offer”). The Second Exchange Offer expired on January 11, 2012, and 867,789 Class A common shares and 453,580 OP units were accepted for exchange.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates on any taxable income that it does not distribute. We currently, and intend to continue to, accrue dividends quarterly and pay dividends in three monthly installments following the end of the quarter. For a discussion of our cash flow as compared to dividends, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The timing and frequency of our distributions are authorized and declared by our board of trustees based upon a number of factors, including:

•	our funds from operations;

•	our debt service requirements;

•	our capital expenditure requirements for our properties;

•	our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;

•	requirements of Maryland law;

•	our overall financial condition; and

•	other factors deemed relevant by our board of trustees of trustees.

Any distributions we make will be at the discretion of our board of trustees and we cannot provide assurance that our dividends will be made or sustained.

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
Fourth Quarter	$0.2850	$807	$0.2850	$2,386	$0.2850	$430	$3,623
Third Quarter	0.2850	974	0.2850	2,141	0.2850	514	3,629
Second Quarter	0.2850	989	0.2850	1,132	0.2850	515	2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$1.1400	$3,759	$1.1400	$6,286	$1.1400	$1,974	$12,019

2010
Fourth Quarter	$0.2850	$989	$0.2850	$627	$0.2850	$514	$2,130
Third Quarter	0.2850	992	0.0960	211	0.2850	515	1,718
Second Quarter	0.3375	1,176	—	—	0.3375	610	1,786
First Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Total	$1.2450	$4,320	$0.3810	$838	$1.2450	$2,249	$7,407

Equity Compensation Plan Information

Please refer to Item 12 of this report for information concerning securities authorized under our incentive share plan.

Performance Graph

The following graph compares the total shareholder returns of the Company's Class B common shares to the Standard & Poor's 500 Index (“S&P 500”) and to the Morgan Stanley Capital International US REIT Index ("REIT Index") from August 25, 2010 to December 31, 2011. The graph assumes that the value of the investment in our Class B common shares and in the S&P 500 and NAREIT indices was $100 at August 25, 2010 and that all dividends were reinvested. The price of our Class B common shares on August 25, 2010 (on which the graph is based) was $12.00. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2011	2010	2009	2008	2007
Operating Data:
Revenues	$34,915	$31,533	$32,685	$31,201	$29,374
Property expenses	13,327	12,283	12,991	12,835	12,236
General and administrative	6,648	4,992	6,072	6,708	6,721
Depreciation and amortization	8,365	7,225	6,958	6,859	6,048
Involuntary conversion	—	(558)	(1,542)	358	—
Interest expense	5,728	5,620	5,749	5,857	5,402
Interest, dividend and other investment income	(460)	(28)	(36)	(182)	(577)
Other expense (income), net	—	—	—	—	30
Income (loss) from continuing operations before loss on disposal of assets and income taxes	1,307	1,999	2,493	(1,234)	(486)
Provision for income taxes	(225)	(264)	(222)	(219)	(217)
Loss on disposal of assets	(146)	(160)	(196)	(223)	(9)
Income (loss) from continuing operations	936	1,575	2,075	(1,676)	(712)
Income (loss) from discontinued operations	—	—	—	(188)	589
Gain on sale of property	397	—	—	—	—
Gain on sale of properties from discontinued operations	—	—	—	3,619	—
Net income (loss)	1,333	1,575	2,075	1,755	(123)
Less: net income (loss) attributable to noncontrolling interests	210	470	733	621	(46)
Net income (loss) attributable to Whitestone REIT	$1,123	$1,105	$1,342	$1,134	$(77)

	Year Ended December 31,
	(in thousands, except per share data)
	2011	2010	2009	2008	2007
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.12	$0.27	$0.41	$(0.33)	$(0.14)
Income from discontinued operations attributable to Whitestone REIT	—	—	—	0.68	0.12
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.12	$0.27	$0.41	$0.35	$(0.02)
Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.12	$0.27	$0.40	$(0.33)	$(0.14)
Income from discontinued operations attributable to Whitestone REIT	—	—	—	0.68	0.12
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.12	$0.27	$0.40	$0.35	$(0.02)
Balance Sheet Data:
Real estate (net)	$246,888	$165,398	$158,398	$150,847	$146,460
Real estate (net), discontinued operations	—	—	—	—	7,932
Other assets	26,605	31,047	23,602	27,098	20,752
Total assets	$273,493	$196,445	$182,000	$177,945	$175,144
Liabilities	$142,786	$112,162	$115,141	$110,773	$94,262
Whitestone REIT shareholders' equity	115,958	62,708	43,590	45,891	52,843
Noncontrolling interest in subsidiary	14,749	21,575	23,269	21,281	28,039
	$273,493	$196,445	$182,000	$177,945	$175,144
Other Data:
Proceeds from issuance of common shares	$59,683	$22,970	$—	$—	$261
Acquisitions of and additions to real estate	88,903	12,768	12,855	5,153	10,205
Dividends per share (1)	1.09	1.17	1.35	1.59	1.80
Funds from operations (2)	8,707	8,432	8,618	4,236	6,001
Operating Portfolio Occupancy at year end	87%	86%	82%	84%	86%
Average aggregate gross leasable area	3,366	3,058	3,039	3,008	3,093
Average rent per square foot	$10.37	$10.31	$10.76	$10.37	$9.50

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

	Year Ended December 31,
	(in thousands, except per share data)
	2011	2010	2009	2008	2007
Net income (loss) attributable to Whitestone REIT	$1,123	$1,105	$1,342	$1,134	$(77)
Depreciation and amortization of real estate assets (1)	7,625	6,697	6,347	5,877	6,108
(Gain) loss on sale or disposal of assets (1)	(251)	160	196	(3,396)	16
Net income (loss) attributable to noncontrolling interests	210	470	733	621	(46)
FFO	$8,707	$8,432	$8,618	$4,236	$6,001

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

As of December 31, 2011, we owned and operated 45 commercial properties consisting of:

Operating Portfolio

•	twenty-one retail properties containing approximately 1.5 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $140.0 million;

•	seven office properties containing approximately 0.6 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $44.4 million; and

•	eleven office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $40.8 million.
Redevelopment, New Acquisitions Portfolio

•	four retail properties containing approximately 0.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $18.9 million; and

•	two parcels of land held for future development having a total carrying amount of $2.8 million.
As of December 31, 2011, we had 915 total tenants.  We have a diversified tenant base with our largest tenant comprising only 1.5% of our total revenues for the year ended December 31, 2011.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 312 new and renewal leases during 2011, totaling 797,267 square feet and $32.3 million in total lease value.

On August 24, 2010, we amended to our declaration of trust to (i) change the name of all of our common shares of beneficial interest, par value $0.001 to Class A common shares, (ii) effect a 1-for-3 reverse share split of our Class A common shares and (iii) change the par value of our Class A common shares to $0.001 per share after the reverse share split. In addition, we created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares.” The Class A and Class B common shares are identical except that Class B common shares are listed on the NYSE Amex, and Class A common shares are not listed on a national securities exchange. Share and unit counts and per share and unit amounts have been retroactively restated to reflect our 1-for-3 reverse share split in August 2010.
On August 25, 2010, in conjunction with the listing of our Class B common shares on the NYSE Amex, we offered and subsequently issued 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to us. On May 10, 2011, we completed a second public offering in which we issued 5.3 million Class B common shares for net offering proceeds of approximately $59.7 million. We used the proceeds from these offerings to acquire properties in our target markets and redevelop and re-tenant our existing properties, as well as for general corporate purposes.

We employed 62 full-time employees as of December 31, 2011.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $34,915,000 for the year ended December 31, 2011 as compared to $31,533,000 for the year ended December 31, 2010, an increase of $3,382,000, or 11%. The twelve months ended December 31, 2011 included $2,504,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired during the period being compared. For the purposes of comparing the twelve months ended December 31, 2011 to the twelve months ended December 31, 2010, this includes properties acquired between January 1, 2010 and December 31, 2011. Same Store revenues increased $878,000. We define "Same Stores" as properties that were owned at the beginning of the period being compared. For the purposes of comparing the twelve months ended December 31, 2011 to the twelve months ended December 31, 2010, this includes properties owned before January 1, 2010. Same Store average occupancy increased from 83.9%  for the twelve months ended December 31, 2010 to 85.7% for the twelve months ended December 31, 2011, increasing Same Store revenue $461,000. The Same Store revenue rate per average leased square foot increased $0.16 for the twelve months ended December 31, 2011 to $12.51 per average leased square foot as compared to the twelve month ended December 31, 2010 revenue rate per average leased square foot of $12.35, increasing Same Store revenue $417,000.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2011, approximately 33% of our gross leasable area is subject to leases that expire prior to December 31, 2013.  Over the last three years we have renewed approximately 79% of our square footage expiring as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties which are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. During the year ended December 31, 2011, our revenue rate per square foot for renewals and new leases for comparable spaces increased 1% when compared to the expiring revenue rate per square foot for previous leases. As such, we expect the 2012 and 2013 expiring square footage to lease at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay dividends to our shareholders.

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

Property Acquisitions. On December 28, 2011, we acquired the Shops at Starwood, a property that meets our Community Centered Property strategy, for approximately $15.7 million in cash and net prorations. The Class A center, which was 98% occupied at the time of purchase, contains 55,385 square feet of gross leasable area, located in Frisco, Texas, a northern suburb of Dallas. The Shops at Starwood has a complementary tenant mix of restaurants, fashion boutiques, salons and second-level office space. Revenue and income of $13,000 and $7,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On December 28, 2011, we acquired Starwood Phase III, a 2.73 acre parcel of undeveloped land adjacent to the Shops at Starwood for approximately $1.9 million, including a non-recourse loan we assumed for $1.4 million, secured by the land, and cash of $0.5 million. The Phase III development site fronts the Dallas North Tollway within the Tollway Overlay District, which grants the highest allowed density of any zoning district. No revenue or income has been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II ("Pinnacle Phase II"), a 4.45 acre parcel of developed land adjacent to Pinnacle for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road and the potential for additional retail and office development. No revenue or income has been included in our results of operations for the year ended December 31, 2011 since the date of acquisition. As of the date of the acquisition, the estimated fair value of the land was $1.0 million. No other assets or liabilities were recorded at the date of acquisition.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale ("Pinnacle"), a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million, secured by the property and cash of $14.7 million. Pinnacle is a 100% occupied Class A Community Center with 113,108 square feet of gross leasable area in North Scottsdale. The tenant mix at Pinnacle includes Safeway®, Ace® Hardware, Shell® Oil, Hornacek’s House of Golf, Jade Palace, Jalapeno Inferno, SubwayTM, Stag Tobacconist, Starbucks© Coffee, Pinnacle Peak Dentistry, and a variety of other convenience service providers. Revenue and income of $73,000 and $49,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On August 16, 2011, we acquired Ahwatukee Plaza Shopping Center, a property that meets our Community Centered Property strategy, for approximately $9.3 million in cash and net prorations. The center contains 72,650 square feet of gross leasable area, located in the Ahwatukee Foothills neighborhood in south Phoenix, Arizona. Revenue and income of $446,000 and $318,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, containing 102,733 square feet of gross leasable area, inclusive of 51,434 square feet leased to two tenants pursuant to ground leases, located in Scottsdale, Arizona for approximately $16.1 million in cash and net prorations. Terravita Marketplace is adjacent to the gated golf course residential community of Terravita, which was developed by DelWebb Corporation/Pulte, with homes ranging in price from $250,000 to $1 million. Revenue and income of $677,000 and $458,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On June 28, 2011, we acquired Gilbert Tuscany Village, a property that meets our Community Centered Property strategy, containing 49,415 square feet of gross leasable area, located in Gilbert, Arizona for approximately $5.0 million in cash and net prorations. Gilbert Tuscany Village is surrounded by densely populated, high-end residential developments and is located approximately one mile from Banner Gateway Medical Center, a 60-acre medical complex that is partnering with MD

Anderson to add a new 120,000 square foot cancer outpatient center. Revenue and loss of $152,000 and $7,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On April 13, 2011, we acquired Desert Canyon Shopping Center, a property that meets our Community Centered Property strategy, for approximately $3.65 million in cash and net prorations. The center contains 62,533 square feet of gross leasable area, inclusive of 12,960 square feet leased to two tenants pursuant to ground leases, and is located in Mcdowell Mountain Ranch in northern Scottsdale, Arizona. Situated at a prime intersection at East McDowell Mountain Ranch Road and 105th Street, Desert Canyon is the nearest retail and office space to McDowell Mountain Elementary and Junior High Schools. Located adjacent to the Sonora Mountain Desert Preserve, a lighted trail and jogging path wind directly into the Desert Canyon site and provide access from the surrounding upscale residential neighborhoods. Revenue and income of $465,000 and $185,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On November 1, 2010, we acquired MarketPlace at Central, a property that meets our Community Centered Property strategy, containing 111,130 square feet of gross leasable area, located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

On September 28, 2010, we acquired The Citadel, a property that meets our Community Centered Property strategy, containing 28,547 square feet of gross leasable area located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations. The property is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

On January 16, 2009, we acquired Spoerlein Commons, a property that meets our Community Centered Property strategy, containing 41,396 square feet of gross leasable area located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 OP units valued at approximately $3.6 million and credit for net prorations of $0.3 million. The property is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV, an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

Property dispositions. On July 22, 2011, we sold Greens Road Plaza, located in Houston, Texas, for $1.8 million in cash and net prorations. We have reinvested the proceeds from the sale of the 20,607 square foot property located in northeast Houston in acquisitions of Community Centered Properties in our target markets. As a result of the transaction, we recorded a gain on sale of property of $0.4 million for the year ended December 31, 2011.

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  For a better understanding of our accounting policies, you should read Note 2, “Summary of Significant Accounting Policies,” to our accompanying consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.

Revenue Recognition.  All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable.  Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We have established an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion thereof, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  No interest, real estate taxes or loan acquisition costs were capitalized as part of construction in progress for the years ended December 31, 2011, 2010 and 2009.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2011.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2011 and 2010, we had an allowance for uncollectible accounts of $1.4 million and $1.3 million, respectively. As of December 31, 2011, 2010 and 2009, we recorded bad debt expense in the amount of $0.6 million, $0.5 million and $0.9 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

State Taxes.  In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008.  The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.2 million for the Texas Margin Tax for each of the years ended December 31, 2011, 2010 and 2009.

Recent accounting pronouncements. In December 2010, the FASB issued new guidance clarifying that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring proforma adjustments that are directly attributable to the business combinations. We adopted these provisions for our consolidated financial statements for the year ended December 31, 2011. Thus the application of these provisions is reflected in the supplementary proforma disclosures for our acquisitions in Note 4 to our accompanying consolidated financial statements.

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
During the year ended December 31, 2011, our cash provided from operating activities was $8,452,000 and our total dividends and distributions were $12,019,000. Therefore, we had distributions in excess of cash flow from operations of approximately $3,567,000. On February 27, 2012, we, through our Operating Partnership, entered into a new three-year unsecured revolving credit facility, which we will use for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. The new facility replaced our existing unsecured revolving credit facility. We anticipate that cash flows from operating activities and our borrowing capacity under our new credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.
Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.
We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through equity issuances, including proceeds from our follow-on offering of Class B common shares in May 2011, our initial public offering of Class B common shares in August 2010, and through debt financing.
Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $5,695,000 at December 31, 2011, as compared to $17,591,000 at December 31, 2010.  The decrease of $11,896,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $8,452,000 for the year ended December 31, 2011;

•	Net proceeds of $59,683,000 from issuance of Class B common shares;

•	Net proceeds of $13,295,000 from issuance of notes payable net of origination costs;

•	Proceeds from sales of marketable securities of $7,252,000;

•	Net proceeds of $1,567,000 from the sale of our Greens Road property;
Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $12,019,000;

•	Investments in marketable securities of $13,520,000;

•	Real estate acquisitions of $65,910,000;

•	Additions to real estate of $7,568,000;

•	Payments of loans of $3,128,000.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.
Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2011	2010
Fixed rate notes
$1.4 million 5.00% Note, Due 2012	$1,318	$—
$14.1 million 5.695% Note, due 2013	14,110	—
$3.0 million 6.00% Note, due 2021 (1)	2,978	—
$10.0 million 6.04% Note, due 2014	9,326	9,498
$1.5 million 6.50% Note, due 2014	1,471	1,496
$11.2 million 6.52% Note, due 2015	10,763	10,908
$21.4 million 6.53% Notes, due 2013	19,524	20,142
$24.5 million 6.56% Note, due 2013	23,597	24,030
$9.9 million 6.63% Notes, due 2014	9,221	9,498
$0.5 million 3.25% Notes, due 2012	23	13
Floating rate notes
Unsecured line of credit LIBOR plus 3.50% to 4.50%, due 2013	11,000	—
$26.9 million LIBOR plus 2.60% Note, due 2013	24,559	25,356
	$127,890	$100,941

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

Our debt was collateralized by 26 operating properties as of December 31, 2011 with a combined net book value of $143.2 million and 23 operating properties as of December 31, 2010 with a combined net book value of $110.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.
On December 22, 2011, Whitestone REIT, operating through its subsidiary, Whitestone Pinnacle of Scottsdale, L.L.C. a Delaware limited liability company ("Whitestone Pinnacle"), assumed a promissory note (the "Pinnacle Note") in the amount of $14.1 million payable to U.S. Bank National Association with an applicable interest rate of 5.695% per annum. Monthly payments of $91,073 began on January 1, 2012 and continue thereafter on the first day of each calendar month until June 1, 2013.
The Pinnacle Note is a non-recourse loan secured by Whitestone Pinnacle's Pinnacle of Scottsdale property, located in Scottsdale, Arizona, and a limited guarantee by the Company. In conjunction with the Pinnacle Note, a deed of trust was executed by Whitestone Pinnacle which contains customary terms and conditions, including representations, warranties and covenants by Whitestone Pinnacle that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.
The Pinnacle Note contains events of default that include, among other things, non-payment and default under the deed of trust. Upon occurrence of an event of default, the lender is entitled to accelerate all obligations of Whitestone Pinnacle. The lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate.
On December 28, 2011, Whitestone REIT, operating through its subsidiary, Whitestone Shops at Starwood-Phase III LLC., a Delaware limited liability company ("Whitestone Starwood"), assumed a promissory note (the "Starwood Note") in the amount of $1.4 million payable to Sovereign Bank, with an applicable interest rate of 5.0% per annum. Monthly payments of $5,780 became due on January 1, 2012 and continue thereafter on the first day of each calendar month until December 31, 2012.
The Starwood Note is a non-recourse loan secured by the Borrower's future development land parcel adjacent to its

Shops at Starwood property, located in Frisco, Texas, and a limited guarantee by the Company. In conjunction with the Starwood Note, a deed of trust was executed by Whitestone Starwood which contains customary terms and conditions, including representations, warranties and covenants by Whitestone Starwood that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.
The Starwood Note contains events of default that include, among other things, non-payment and default under the deed of trust. Upon occurrence of an event of default, the lender is entitled to accelerate all obligations of Whitestone Starwood. The lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate.
Effective June 13, 2011, we, through our Operating Partnership, entered into an agreement with Harris Bank, part of BMO Financial Group, for an unsecured revolving credit facility (the "Facility") with an initial committed amount of $20 million. The Facility is expandable to $75 million and matures two years from closing, with a 12-month extension available upon lender approval. We will use the Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio.
Borrowings under the Facility accrue interest (at our option), based on total indebtedness to total asset value ratio, at either the Eurodollar Loan Rate at 3.5% to 4.5% or the Base Rate at 2.5% to 3.5%. Base Rate means the higher of: (a) the bank's prime commercial rate, (b) the sum of (i) the average rate quoted the bank by two or more federal funds brokers selected by the bank for sale to the bank at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%.
Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.

The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, maximum total indebtedness to total asset value, minimum earnings before interest, tax, depreciation and amortization ("EBITDA") to fixed charges, and maintenance of net worth. The Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy, and loss of REIT tax status. We are currently in compliance with these covenants. As of December 31, 2011, $11 million was drawn on the Facility, and our remaining borrowing capacity was $9 million. On February 27, 2012, we, through our Operating Partnership, entered into a new $125 million unsecured revolving credit facility, which replaced the Facility. See Note 19 to our accompanying consolidated financial statements.

Certain other of our loans are subject to customary covenants.  As of December 31, 2011, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2011 are due during the following years:

Amount Due
Year	(in thousands)

2012	$4,276
2013	91,298
2014	19,191
2015	10,315
2016	49
2017 and thereafter	2,761
Total	$127,890

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

Contractual Obligations

As of December 31, 2011, we had the following contractual debt obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2012)	1 - 3 years (2013 - 2014)	3 - 5 years (2015 - 2016)	More than 5 years (after 2016)
Long-Term Debt - Principal	$127,890	$4,276	$110,489	$10,364	$2,761
Long-Term Debt - Fixed Interest	13,575	5,784	6,279	837	675
Long-Term Debt - Variable Interest (1)	1,924	1,104	820	—	—
Operating Lease Obligations	53	29	24	—	—
Total	$143,442	$11,193	$117,612	$11,201	$3,436

(1)
As of December 31, 2011, we had two loans totaling $35.6 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 2.60% to LIBOR plus 4.50%.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2011, of 0.26%.

Distributions

During 2011, we paid distributions to our common shareholders and OP Unit holders of $12.0 million, compared to $7.4 million in 2010.  Common shareholders and OP Unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP Unit holders are as follows (in thousands, except per share data) for the years ended December 31, 2011 and 2010:

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
Fourth Quarter	$0.2850	$807	$0.2850	$2,386	$0.2850	$430	$3,623
Third Quarter	0.2850	974	0.2850	2,141	0.2850	514	3,629
Second Quarter	0.2850	989	0.2850	1,132	0.2850	515	2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$1.1400	$3,759	$1.1400	$6,286	$1.1400	$1,974	$12,019

2010
Fourth Quarter	$0.2850	$989	$0.2850	$627	$0.2850	$514	$2,130
Third Quarter	0.2850	992	0.0960	211	0.2850	515	1,718
Second Quarter	0.3375	1,176	—	—	0.3375	610	1,786
First Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Total	$1.2450	$4,320	$0.3810	$838	$1.2450	$2,249	$7,407

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table provides a general comparison of our results of operations for the years ended December 31, 2011 and December 31, 2010 (dollars in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Number of properties owned and operated	45	38
Aggregate gross leasable area (sq. ft.)(1)	3,597,337	3,162,020
Ending occupancy rate - operating portfolio(2)	87%	86%
Ending occupancy rate - all properties	84%	84%

Total property revenues	$34,915	$31,533
Total property expenses	13,327	12,283
Total other expenses	20,281	17,251
Provision for income taxes	225	264
Loss on disposal of assets	146	160
Income from continuing operations	936	1,575
Gain on sale of property	397	—
Net income	1,333	1,575
Less: Net income attributable to noncontrolling interests	210	470
Net income attributable to Whitestone REIT	$1,123	$1,105

Funds from operations (3)	$8,707	$8,432
Property net operating income (4)	21,588	19,250
Distributions paid on common shares and OP Units	12,019	7,407
Per Class A common share and OP Unit	$1.14	$1.25
Per Class B common share (5)	$1.14	$0.38
Distributions paid as a percentage of funds from operations	138%	88%

(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, therefore such area is no longer included in the gross leasable area.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

(4)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

(5)	Dividend rate is the same as Class A, but represents a partial year during 2010 for Class B common shares issued August 26, 2010.

Property revenues. We had rental income and tenant reimbursements of approximately $34,915,000 for the year ended December 31, 2011 as compared to $31,533,000 for the year ended December 31, 2010, an increase of $3,382,000, or 11%. The year ended December 31, 2011 included $2,504,000 in increased revenues from New Store operations. Same Store revenues increased $878,000. Same Store average occupancy increased from 83.9%  for the year ended December 31, 2010 to 85.7% for the year ended December 31, 2011, increasing Same Store revenue $461,000. The Same Store revenue rate per average leased square foot increased $0.16 for the year ended December 31, 2011 to $12.51 per average leased square foot as compared to the year ended December 31, 2010 revenue rate per average leased square foot of $12.35, increasing Same Store revenue $417,000.

Property expenses.  Our property expenses were $13,327,000 for the year ended December 31, 2011, as compared to $12,283,000 for the year ended December 31, 2010, an increase of $1,044,000, or 8%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Real estate taxes	$4,668	$3,925	$743	19%
Utilities	2,510	2,277	233	10%
Contract services	2,312	2,140	172	8%
Repairs and maintenance	1,222	1,403	(181)	(13)%
Bad debt	615	536	79	15%
Labor and other	2,000	2,002	(2)	—%
Total property expenses	$13,327	$12,283	$1,044	8%

Real estate taxes.  Real estate taxes increased $743,000, or 19%, during the year ended December 31, 2011 as compared to the same period in 2010, primarily as a result of New Stores real estate taxes, which increased $492,000. Same Store real estate taxes increased $251,000 for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The Sames Store increase was primarily as a result of our increased assessed values from the various appraisal districts. We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities increased $233,000, or 10%, during the year ended December 31, 2011 as compared to 2010. The increase in utility expenses was primarily attributed to New Store increases of $195,000 for the year ended December 31, 2011.

Contract services. Contract services increased $172,000, or 8%, during the year ended December 31, 2011 as compared to the same period in 2010, primarily as a result of New Store contract services, which increased $161,000.

Repairs and maintenance. Repairs and maintenance decreased $181,000, or 13%, during the year ended December 31, 2011 as compared to the same period in 2010. New Store repairs and maintenance increased $76,000 for the year ended December 31, 2011 as compared to 2010. Same Store repair and maintenance decreased $257,000 during year ended December 31, 2011 as compared to the same period in 2010. The decrease is primarily comprised of lower parking lot repairs of $123,000, lower HVAC repair and supply costs of $70,000, lower hard surface repairs of $53,000 and other net reduced repair and maintenance costs of $11,000.

Bad debt.  Bad debt for the year ended December 31, 2011 increased $79,000, or 15%, as compared to the same period in 2010. The increase for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was comprised of $11,000 from New Store bad debt and $68,000 in Same Store bad debt. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses decreased $2,000 for year ended December 31, 2011 as compared to the same period in 2010.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Year Ended December 31,
	Same Store		New Store		Total
	2011	2010	2011	2010	2011	2010
Property revenues	$32,297	$31,419	$2,618	$114	$34,915	$31,533
Property expenses	12,062	12,117	1,265	166	13,327	12,283
Property net operating income	$20,235	$19,302	$1,353	$(52)	$21,588	$19,250

Other expenses.  Our other expenses were $20,281,000 for the year ended December 31, 2011, as compared to $17,251,000 for the year ended December 31, 2010, an increase of $3,030,000, or 18%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative	$6,648	$4,992	$1,656	33%
Depreciation & amortization	8,365	7,225	1,140	16%
Involuntary conversion	—	(558)	558	(100)%
Interest expense	5,728	5,620	108	2%
Interest, dividend and other investment income	(460)	(28)	(432)	1,543%
Total other expenses	$20,281	$17,251	$3,030	18%

General and administrative.  General and administrative expenses increased approximately $1,656,000, or 33%, for the year ended December 31, 2011 as compared to the same period in 2010. The increase in general and administrative expenses included increases in salaries and benefits of $552,000, legal and other professional fees of $458,000, acquisition-related expenses of $456,000, travel and entertainment expenses of $95,000, corporate office expenses of $54,000 and other expenses of $41,000. The increase in salaries and benefits is due to the addition of 9 full-time employees and related increased health insurance, 401(k) and relocation costs. The employees were added to our office in Arizona to manage our recent property acquisitions. Legal and professional fees are primarily attributable to litigation with a contractor at our Windsor Park Center in San Antonio and litigation with two former tenants regarding damages to our properties. Acquisition-related expenses and travel increased due to our eight recent acquisitions. Corporate office expenses include software, phone systems and dues and subscription expenses.
.
Depreciation and amortization.  Depreciation and amortization increased $1,140,000, or 16%, for the year ended December 31, 2011 as compared to 2010. New Store depreciation increased $357,000 and Same Store depreciation increased $574,000. Our Windsor Park property in San Antonio, Uptown Plaza property in Dallas and Westchase property in Houston comprise the majority of our Same Store depreciation increase. Amortization of loan fees increased $196,000 with the addition of new debt and our revolving credit facility. We expect depreciation and amortization to increase as we acquire properties.

Involuntary conversion.  Involuntary conversion gain was $558,000 for the year ended December 31, 2010.  The involuntary conversion gain of $0.6 million recognized during the year ended December 31, 2010 represents the completion of the repairs to the 31 properties impacted by Hurricane Ike at costs that were lower than we estimated as of December 31, 2009. The estimated costs were sensitive to the scope requirements of our lenders and labor and material costs of our vendors, and the final costs incurred were more favorable than we anticipated. During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and approximately $0.5 million allocated to loss of rents claims.  For the year ended December 31, 2009, the $6.5 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5.1 million resulting in a gain of $1.4 million.  The remaining $0.1 million in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas.

Interest expense. Interest expense for the year ended December 31, 2011 was $5,728,000, an increase of $108,000 over the same period in 2010.  An increase in our average outstanding notes payable balance of $6,016,000 accounted for $333,000 in increased interest expense, offset by a decrease in our effective interest rate to 5.32% for the year ended December 31, 2011 versus 5.53% for the year ended December 31, 2010, resulting in a $225,000 decrease in interest expense.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $432,000 during the year ended December 31, 2011 when compared to the year ended December 31, 2010. During the year ended December 31, 2011, we realized gains on sales of investments in available-for-sale securities of $192,000, received $226,000 in dividend income and received $42,000 in interest income as compared to $28,000 in interest income we received during the year ended December 31, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table provides a general comparison of our results of operations for the years ended December 31, 2010 and December 31, 2009 (dollars in thousands, except per share data):

	Year Ended December 31,
	2010	2009
Number of properties owned and operated	38	36
Aggregate gross leasable area (sq. ft.)(1)	3,162,020	3,039,044
Ending occupancy rate - operating portfolio(2)	86%	82%
Ending occupancy rate - all properties	84%	82%

Total property revenues	$31,533	$32,685
Total property expenses	12,283	12,991
Total other expenses	17,251	17,201
Provision for income taxes	264	222
Loss on disposal of assets	160	196
Net income	1,575	2,075
Less: Net income attributable to noncontrolling interests	470	733
Net income attributable to Whitestone REIT	$1,105	$1,342

Funds from operations (3)	$8,432	$8,618
Property net operating income (4)	19,250	19,694
Distributions paid on common shares and OP Units	7,407	6,926
Per Class A common share and OP Unit	$1.25	$1.35
Per Class B common share (5)	$0.38	$—
Distributions paid as a percentage of funds from operations	88%	80%

(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, therefore such area is no longer included in the gross leasable area.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

(4)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

(5)	Dividend rate is the same as Class A, but represents a partial year for Class B common shares issued August 26, 2010.

Property revenues.  We had rental income and tenant reimbursements of approximately $31.5 million for the year ended December 31, 2010 as compared to $32.7 million for the year ended December 31, 2009, a decrease of $1.2 million, or 4%. The year ended December 31, 2009 included a $0.4 million business interruption settlement that was not repeated during the year ended December 31, 2010. Additionally, tenant reimbursement revenues decreased approximately $0.7 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease in tenant reimbursement revenues was primarily the result of a $0.7 million decrease in total property expenses.

Property expenses.  Our property expenses were $12.3 million for the year ended December 31, 2010, as compared to $13.0 million for the year ended December 31, 2009, a decrease of $0.7 million, or 5%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Real estate taxes	$3,925	$4,472	$(547)	(12)%
Utilities	2,277	2,387	(110)	(5)%
Contract services	2,140	2,108	32	2%
Repairs and maintenance	1,403	1,408	(5)	—%
Bad debt	536	877	(341)	(39)%
Labor and other	2,002	1,739	263	15%
Total property expenses	$12,283	$12,991	$(708)	(5)%

Real estate taxes.  Real estate taxes decreased $0.5 million, or 12%, during the year ended December 31, 2010 as compared to the same period in 2009, primarily as a result of lower valuations by the various county appraisal districts. In 2010, primarily as a result of our formal protests of assessed values, the various appraisal districts agreed to lower valuations and resulting taxes by significant amounts. We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $0.1 million, or 5%, during the year ended December 31, 2010 as compared to the same period in 2009. The decrease in utility expenses was primarily attributed to the electricity usage of our six office buildings in Texas, which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Bad debt.  Bad debt for the year ended December 31, 2010 decreased $0.3 million, or 39%, as compared to the same period in 2009. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

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

Other expenses.  Our other expenses were $17.3 million for the year ended December 31, 2010, as compared to $17.2 million for the year ended December 31, 2009, an increase of $0.1 million.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
General and administrative	$4,992	$6,072	$(1,080)	(18)%
Depreciation and amortization	7,225	6,958	267	4%
Involuntary conversion	(558)	(1,542)	984	(64)%
Interest expense	5,620	5,749	(129)	(2)%
Interest, dividend and other investment income	(28)	(36)	8	(22)%
Total other expenses	$17,251	$17,201	$50	—%

General and administrative.  General and administrative expenses decreased approximately $1.1 million or 18% for the year ended December 31, 2010 as compared to the same period in 2009. Share-based compensation expense decreased approximately $0.7 million during 2010. The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target on certain share-based compensation grants. With our current asset base, management does not expect to achieve the second performance-based target, and share-based compensation was significantly lower during 2010 than 2009 because fewer unvested shares are expected to vest. Should we continue to increase our asset base, we may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.
Salaries and benefits, excluding share-based compensation, were approximately $0.2 million less during the year ended December 31, 2010 than during 2009, primarily as a result of fewer employees and company wide salary reductions taken in October 2009. Additionally, our allocation of internal labor to properties increased $0.4 million in 2010, reducing general and administrative expense and increasing property expenses. Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by a realignment of duties and system and process improvements. Professional fees increased $0.2 million during the year ended December 31, 2010 as compared to the same period in 2009.
Depreciation and amortization.  Depreciation and amortization increased $0.3 million, or 4%, for the year ended December 31, 2010 as compared to 2009. The increase in depreciation expense was primarily comprised of tenant improvements at our Uptown Tower property located in Dallas, Texas and our West Belt Plaza and Plaza Park locations located in Houston, Texas. The Uptown Tower spending was for office tenants, while the West Belt Plaza and Plaza Park improvements were for leases that ended during 2010 with the U.S. Census Bureau. We expect depreciation and amortization to increase as we acquire properties.

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

Interest expense. Interest expense for the year ended December 31, 2010 was $5.6 million, a decrease of $0.1 million over the same period in 2009.  A decrease in our average outstanding notes payable balance of $3.2 million accounted for the decrease in interest expense for the year ended December 31, 2010 as compared to the same period in 2009.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations ("FFO")

The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) available to common shareholders computed in accordance with U.S. GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition. In October 2011, NAREIT communicated to its members that the exclusion of impairment writedowns of depreciable real estate is consistent with the definition of FFO, and prior periods should be restated to be consistent with this guidance. As we have not had any impairments in the past five years, we were not required to restate our FFO for prior periods.

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using U.S. GAAP net income (loss) alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  In addition, securities analysts, investors and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs.  Although our calculation of FFO is consistent with that of NAREIT, there can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Year Ended December 31,
	2011	2010	2009
FFO AND FFO-CORE
Net income attributable to Whitestone REIT	$1,123	$1,105	$1,342
Depreciation and amortization of real estate assets	7,625	6,697	6,347
Loss (gain) on disposal of assets (1)	(251)	160	196
Net income attributable to noncontrolling interests	210	470	733
FFO	$8,707	$8,432	$8,618

Acquisition costs	$666	$46	$75
Gain on insurance claim settlement (2)	—	(558)	(1,934)
Legal and professional costs (recoveries), net	254	—	—
FFO-Core	$9,627	$7,920	$6,759

(1)	Including amounts for discontinued operations.

(2)	$392 included in rental revenue for the year ended December 31, 2009.

Property Net Operating Income ("NOI")

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2011	2010	2009

PROPERTY NET OPERATING INCOME ("NOI")

Net income attributable to Whitestone REIT	$1,123	$1,105	$1,342
General and administrative expenses	6,648	4,992	6,072
Depreciation and amortization	8,365	7,225	6,958
Involuntary conversion	—	(558)	(1,542)
Interest expense	5,728	5,620	5,749
Interest, dividend and other investment income	(460)	(28)	(36)
Provision for income taxes	225	264	222
Loss on sale or disposal of assets	146	160	196
Gain on sale of property	(397)	—	—
Net income attributable to noncontrolling interests	210	470	733
NOI	$21,588	$19,250	$19,694

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of December 31, 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

Fixed Interest Rate Debt

As of December 31, 2011, approximately 72% of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate at this time of approximately 6.33% per annum with expirations ranging from 2011 to 2021 (see note 8 to our accompanying consolidated financial statements for further detail). As of December 31, 2011, we had approximately $92.3 million of fixed rate debt outstanding. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $1.9 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2011, we had $35.6 million of loans, or approximately 28% of our outstanding debt, with a floating interest rate of LIBOR plus 2.60% to 3.50%. As of December 31, 2011, we did not have a fixed rate hedge in place, leaving $35.6 million subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase of annual net income of approximately $356,000, respectively.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and

CFO concluded that as of December 31, 2011, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-3 of this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2011, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financing reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2012 annual meeting of shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2012 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	1,245,638	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	1,245,638

(1)	Excludes 632,589 Class A common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the "Plan").

(2)
Pursuant the Plan, the maximum aggregate number of Class B common shares that may be issued under the Plan will be increased upon each issuance of Class A and Class B common shares by the Company so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of the Company and OP units issued and outstanding (other than units issued to or held by the Company).

(3)	Excludes 8,333 restricted Class A common shares issued to trustees outside the Plan. See Note 14 to our accompanying consolidated financial statements for more information.
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2012 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2012 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2012 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements. The list of our financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

a.	Schedule II - Valuation and Qualifying Accounts

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

WHITESTONE REIT
Date:	February 29, 2012	By:	By:	/s/ James C. Mastandrea
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

February 29, 2012	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

February 29, 2012	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

February 29, 2012	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

February 29, 2012	/s/ Daniel G. DeVos
Daniel G. DeVos, Trustee

February 29, 2012	/s/ Donald F. Keating
Donald F. Keating, Trustee

February 29, 2012	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows, for each of the three years in the period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whitestone REIT and subsidiaries' internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the "Company")'s as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting as presented within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whitestone REIT and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 29, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
February 29, 2012

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Real estate assets, at cost:
Property	$292,360	$204,954
Accumulated depreciation	(45,472)	(39,556)
Total real estate assets	246,888	165,398
Cash and cash equivalents	5,695	17,591
Marketable securities	5,131	—
Escrows and acquisition deposits	4,996	4,385
Accrued rents and accounts receivable, net of allowance for doubtful accounts	6,053	4,726
Unamortized lease commissions and loan costs	3,755	3,598
Prepaid expenses and other assets	975	747
Total assets	$273,493	$196,445
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$127,890	$100,941
Accounts payable and accrued expenses	9,017	7,292
Tenants' security deposits	2,232	1,796
Dividends and distributions payable	3,647	2,133
Total liabilities	142,786	112,162
Commitments and contingencies
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Class A common shares, $0.001 par value per share; 50,000,000 shares authorized; 2,603,292 and 3,471,187 issued and outstanding as of December 31, 2011 and 2010, respectively	2	3
Class B common shares, $0.001 par value per share; 350,000,000 shares authorized; 8,834,563 and 2,200,000 issued and outstanding as of December 31, 2011 and 2010, respectively	8	2
Additional paid-in capital	158,127	93,357
Accumulated other comprehensive loss	(1,119)	—
Accumulated deficit	(41,060)	(30,654)
Total Whitestone REIT shareholders' equity	115,958	62,708
Noncontrolling interest in subsidiary	14,749	21,575
Total equity	130,707	84,283
Total liabilities and equity	$273,493	$196,445

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Property revenues
Rental revenues	$27,814	$25,901	$26,449
Other revenues	7,101	5,632	6,236
Total property revenues	34,915	31,533	32,685

Property expenses
Property operation and maintenance	8,659	8,358	8,519
Real estate taxes	4,668	3,925	4,472
Total property expenses	13,327	12,283	12,991

Other expenses (income)
General and administrative	6,648	4,992	6,072
Depreciation & amortization	8,365	7,225	6,958
Involuntary conversion	—	(558)	(1,542)
Interest expense	5,728	5,620	5,749
Interest, dividend and other investment income	(460)	(28)	(36)
Total other expense	20,281	17,251	17,201

Income before loss on sale or disposal of assets and income taxes	1,307	1,999	2,493

Provision for income taxes	(225)	(264)	(222)
Loss on sale or disposal of assets	(146)	(160)	(196)
Income before gain on sale of property	936	1,575	2,075

Gain on sale of property	397	—	—
Net income	1,333	1,575	2,075

Less: Net income attributable to noncontrolling interests	210	470	733

Net income attributable to Whitestone REIT	$1,123	$1,105	$1,342

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Earnings per share - basic
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.12	$0.27	$0.41

Earnings per share - diluted
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.12	$0.27	$0.40

Weighted average number of common shares outstanding:
Basic	9,028	4,012	3,236
Diluted	9,042	4,041	3,302

Dividends declared per Class A common share	$1.14	$1.19	$1.35
Dividends declared per Class B common share (1)	1.14	0.57	—

Condensed Consolidated Statements of Comprehensive Income

Net income	$1,333	$1,575	$2,075

Other comprehensive gain (loss):

Unrealized loss on available-for-sale marketable securities	(1,329)	—	—

Comprehensive income	4	1,575	2,075

Less: Comprehensive income attributable to noncontrolling interests	1	470	733

Comprehensive income attributable to Whitestone REIT	$3	$1,105	$1,342

(1)	Dividend rate is the same as Class A, but represents a partial year for Class B common shares issued August 26, 2010.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share and unit data)

							Accumulated
	Class A		Class B		Additional		Other	Total	Noncontrolling
	Common Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Interests		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2008	3,236	$10	—	$—	$69,188	$(23,307)	$—	$45,891	1,580	$21,281	$67,172

OP units issued at $15.45 per unit in connection with property acquisition	—	—	—	—	—	—	—	—	235	3,625	3,625

Share-based compensation	210	—	—	—	764	—	—	764	—	—	764

Dividends and distributions	—	—	—	—	—	(4,407)	—	(4,407)	—	(2,370)	(6,777)

Net income	—	—	—	—	—	1,342	—	1,342	—	733	2,075

Balance, December 31, 2009	3,446	10	—	—	69,952	(26,372)	—	43,590	1,815	23,269	66,859

Change in par value of common shares	—	(7)	—	—	7	—	—	—	—	—	—

Issuance of common shares (1)	—	—	2,200	2	22,968	—	—	22,970	—	—	22,970

Share-based compensation	41	—	—	—	73	—	—	73	—	—	73

Dividends and distributions	—	—	—	—	—	(5,387)	—	(5,387)	—	(2,164)	(7,551)

Repurchase of common shares (2)	(16)	—	—	—	(249)	—	—	(249)	—	—	(249)

Reclassification of dividend reinvestment plan shares with expired rescission rights to equity from liabilities at $28.50 per share	—	—	—	—	606	—	—	606	—	—	606

Net income	—	—	—	—	—	1,105	—	1,105	—	470	1,575

Balance, December 31, 2010	3,471	3	2,200	2	93,357	(30,654)	—	62,708	1,815	21,575	84,283

Issuance of common shares (3)	—	—	5,310	5	59,678	—	—	59,683	—	—	59,683

Exchange of noncontrolling interest OP units and Class A common shares for Class B common shares	(868)	(1)	1,322	1	4,972	—	—	4,972	(454)	(4,972)	—

Dividend reinvestment plan	—	—	3	—	6	—	—	6	—	—	6

Share-based compensation	—	—	—	—	114	—	—	114	—	—	114

Dividends and distributions	—	—	—	—	—	(11,529)	—	(11,529)	—	(1,854)	(13,383)

Unrealized loss on change in fair value of available-for-sale marketable securities	—	—	—	—	—	—	(1,119)	(1,119)	—	(210)	(1,329)

Net income	—	—	—	—	—	1,123	—	1,123	—	210	1,333

Balance, December 31, 2011	2,603	$2	8,835	$8	$158,127	$(41,060)	$(1,119)	$115,958	1,361	$14,749	$130,707

(1)	Net of offering costs of $3.4 million.

(2)
During the three months ended June 30, 2010, the Company acquired Class A common shares held by employees who tendered owned Class A common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

(3)	Net of offering costs of $4.0 million.
See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,333	$1,575	$2,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,749	6,805	6,518
Amortization of deferred loan costs	616	420	440
Gain on sale of marketable securities	(192)	—	—
Loss (gain) on sale or disposal of assets and properties	(251)	160	196
Bad debt expense	615	536	877
Share-based compensation	310	297	1,013
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(519)	3,840	(3,700)
Accrued rents and accounts receivable	(1,939)	(748)	(511)
Unamortized lease commissions and loan costs	(995)	(783)	(634)
Prepaid expenses and other assets	296	446	527
Accounts payable and accrued expenses	993	(2,319)	2,096
Tenants' security deposits	436	166	1
Net cash provided by operating activities	8,452	10,395	8,898
Cash flows from investing activities:
Acquisitions of real estate	(65,910)	(8,625)	(5,619)
Additions to real estate	(7,568)	(4,143)	(3,611)
Proceeds from sale of property	1,567	—	—
Investments in marketable securities	(13,520)	—	—
Proceeds from sales of marketable securities	7,252	—	—
Net cash used in investing activities	(78,179)	(12,768)	(9,230)
Cash flows from financing activities:
Dividends paid	(10,045)	(5,158)	(4,645)
Distributions paid to OP unit holders	(1,974)	(2,249)	(2,281)
Proceeds from issuance of common shares, net of offering costs	59,683	22,970	—
Proceeds from notes payable	13,905	1,430	9,557
Repayments of notes payable	(3,128)	(2,957)	(8,725)
Payments of loan origination costs	(610)	(98)	(288)
Repurchase of common stock	—	(249)	—
Net cash provided by (used in) financing activities	57,831	13,689	(6,382)
Net increase (decrease) in cash and cash equivalents	(11,896)	11,316	(6,714)
Cash and cash equivalents at beginning of period	17,591	6,275	12,989
Cash and cash equivalents at end of period	$5,695	$17,591	$6,275

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,719	$5,621	$5,535
Cash paid for taxes	215	262	223
Non cash Investing and financing activities:
Disposal of fully depreciated real estate	$238	$598	$564
Financed insurance premiums	649	616	568
Acquisition of real estate in exchange for OP units	—	—	3,625
Debt assumed with acquisitions of real estate	15,425	—	—
Value of shares issued under dividend reinvestment plan	37	—	—
Value of Class B shares exchanged for OP units	4,972	—	—
Change in par value of Class A common shares	—	7	—
Change in fair value of available-for-sale securities	(1,329)	—	—
Reclassification of dividend reinvestment shares with rescission rights	—	606	—

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where Whitestone merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2011, 2010 and 2009, we owned and operated 45, 38, and 36 retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2011, 2010 and 2009, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional Class A or Class B common shares of beneficial interest in Whitestone (collectively the “common shares”) and units of limited partnership interest in the Operating Partnership (“OP Units”) that are convertible into cash or, at our option, Class A common shares on a one-for-one basis changes the percentage of ownership interests of both the noncontrolling interests and Whitestone.

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

Reclassifications.  We have reclassified certain prior year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $0.3 million, $0.3 million and $1.0 million in share-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

including both the amount attributable to Whitestone and noncontrolling interests.  Consolidated statements of changes in equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

Revenue Recognition.  All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable.  Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We have established an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2011 and 2010 consisted of demand deposits at commercial banks and brokerage accounts.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. We recognized a gain on the sale of marketable securities of approximately $0.2 million for the year ended December 31, 2011. No gain or loss was recognized for the year ended December 31, 2010 or December 31, 2009. As of December 31, 2011, our investment in available-for-sale marketable securities was approximately $5.1 million, which includes an aggregate unrealized loss of approximately $1.3 million.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  No interest was capitalized for the years ended December 31, 2011, 2010 and 2009.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2011.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2011 and 2010, we had an allowance for uncollectible accounts of $1.4 million and $1.3 million, respectively. As of December 31, 2011, 2010 and 2009, we recorded bad debt expense in the amount of $0.6 million, $0.5 million and $0.9 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

State Taxes.  In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008.  The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.2 million for the Texas Margin Tax for each of the years ended December 31, 2011, 2010 and 2009, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $129.2 million and $100.9 million as compared to the book value of approximately $127.9 million and $100.9 million as of December 31, 2011 and 2010, respectively. The fair value of our long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the fair value

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

Concentration of Risk.  Substantially all of our revenues are obtained from office, warehouse and retail locations in the Houston, Dallas, San Antonio, Phoenix and Chicago metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

Recent accounting pronouncements. In December 2010, the FASB issued new guidance clarifying that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring proforma adjustments that are directly attributable to the business combinations. We adopted these provisions for our consolidated financial statements for the year ended December 31, 2011. Thus the application of these provisions is reflected in the supplementary proforma disclosures for our acquisitions in Note 4.

3. MARKETABLE SECURITIES

All of our marketable securities are classified as available-for-sale securities as of December 31, 2011. We had no investment in marketable securities as of December 31, 2010. Available-for-sale securities consist of the following (in thousands):

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector exchange traded fund	$301	$—	$(37)	$264
Real estate sector mutual funds	351	—	(55)	296
Real estate sector common stock	5,808	—	(1,237)	4,571
Total available-for-sale securities	$6,460	$—	$(1,329)	$5,131

During the year ended December 31, 2011, available-for-sale securities were sold for total proceeds of $7.3 million. No available-for-sale securities were sold during the years ended December 31, 2010 and 2009. The gross realized gains and losses on these sales totaled $0.3 million and $0.1 million, respectively, in 2011. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $1.3 million for the year ended December 31, 2011 has been included in accumulated other comprehensive income.

4.  REAL ESTATE

As of December 31, 2011, we owned 45 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.6 million square feet of gross leasable area.

Property Acquisitions. On December 28, 2011, we acquired the Shops at Starwood, a property that meets our Community Centered Property strategy, for approximately $15.7 million in cash and net prorations. The class A center, which was 98% occupied at the time of purchase, contains 55,385 square feet of gross leasable area, located in Frisco, Texas, a northern suburb of Dallas. The Shops at Starwood has a complementary tenant mix of restaurants, fashion boutiques, salons and second-level office space. Revenue and income of $13,000 and $7,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On December 28, 2011, we acquired Starwood Phase III, a 2.73 acre parcel of undeveloped land adjacent to the Shops at Starwood for approximately $1.9 million, including a non-recourse loan we assumed for $1.4 million, secured by the land, and cash of $0.5 million. The Phase III development site fronts the Dallas North Tollway within the Tollway Overlay District,

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

which grants the highest allowed density of any zoning district. No revenue or income has been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II ("Pinnacle Phase II"), a 4.45 acre parcel of developed land adjacent to Pinnacle for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road and the potential for additional retail development. No revenue or income has been included in our results of operations for the year ended December 31, 2011 since the date of acquisition. As of the date of the acquisition, the estimated fair value of the land was $1.0 million. No other assets or liabilities were recorded at the date of acquisition.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale ("Pinnacle"), a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million, secured by the property and cash of $14.7 million. Pinnacle is a 100% occupied Class A Community Center with 113,108 square feet of gross leasable area in North Scottsdale. The tenant mix at Pinnacle includes Safeway®, Ace® Hardware, Shell® Oil, Hornacek’s House of Golf, Jade Palace, Jalapeno Inferno, SubwayTM, Stag Tobacconist, Starbucks© Coffee, Pinnacle Peak Dentistry, and a variety of other convenience service providers. Revenue and income of $73,000 and $49,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On August 16, 2011, we acquired Ahwatukee Plaza Shopping Center, a property that meets our Community Centered Property strategy, for approximately $9.3 million in cash and net prorations. The center contains 72,650 square feet of gross leasable area, located in the Ahwatukee Foothills neighborhood in south Phoenix, Arizona. Revenue and income of $446,000 and $318,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, containing 102,733 square feet of gross leasable area, inclusive of 51,434 square feet leased to two tenants pursuant to ground leases, located in Scottsdale, Arizona for approximately $16.1 million in cash and net prorations. Terravita Marketplace is surrounded by the gated golf course residential community of Terravita, which was developed by DelWebb Corporation/Pulte, with homes ranging in price from $250,000 to $1 million. Revenue and income of $677,000 and $458,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On June 28, 2011, we acquired Gilbert Tuscany Village, a property that meets our Community Centered Property strategy, containing 49,415 square feet of gross leasable area, located in Gilbert, Arizona for approximately $5.0 million in cash and net prorations. Gilbert Tuscany Village is surrounded by densely populated, high-end residential developments and is located approximately one mile from Banner Gateway Medical Center, a 60-acre medical complex that is partnering with MD Anderson to add a new 120,000 square foot cancer outpatient center. Revenue and loss of $152,000 and $7,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On April 13, 2011, we acquired Desert Canyon Shopping Center, a property that meets our Community Centered Property strategy, for approximately $3.65 million in cash and net prorations. The center contains 62,533 square feet of gross leasable area, inclusive of 12,960 square feet leased to two tenants pursuant to ground leases, and is located in Mcdowell Mountain Ranch in northern Scottsdale, Arizona. Situated at a prime intersection at East McDowell Mountain Ranch Road and 105th Street, Desert Canyon is the nearest retail and office space to McDowell Mountain Elementary and Junior High Schools. Located adjacent to the Sonora Mountain Desert Preserve, a lighted trail and jogging path wind directly into the Desert Canyon site and provide access from the surrounding upscale residential neighborhoods. Revenue and income of $465,000 and $185,000, respectively, have been included in our results of operations for the year ended December 31, 2011 since the date of acquisition.

On November 1, 2010, we acquired MarketPlace at Central, a property that meets our Community Centered Property strategy, containing 111,130 square feet of gross leasable area, located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

On September 28, 2010, we acquired The Citadel, a property that meets our Community Centered Property strategy, containing 28,547 square feet of gross leasable area located in Scottsdale, Arizona for approximately $2.2 million in cash and

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

net prorations. The property is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

On January 16, 2009, we acquired Spoerlein Commons, a property that meets our Community Centered Property strategy, containing 41,396 square feet of gross leasable area located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 OP units valued at approximately $3.6 million and credit for net prorations of $0.3 million. The property is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV, an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

Unaudited pro forma results of operations. The results of Spoerlein Commons prior to acquisition are considered immaterial and are therefore not included below. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if our acquisitions for the years ended December 31, 2011 and 2010 were acquired on January 1, 2009 and includes no other material adjustments:

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

INCOME STATEMENT DATA	Year Ended December 31,
	2011	2010	2009
Operating revenue	$41,739	$40,725	$41,994
Net income	$4,740	$5,842	$6,254

Acquisition costs. Acquisition-related costs of $666,000, $46,000 and $75,000 are included in general and administrative expenses in the Company’s income statements for the years ended December 31, 2011, 2010 and 2009, respectively.

Property dispositions. On July 22, 2011, we sold Greens Road Plaza, located in Houston, Texas, for $1.8 million in cash and net prorations. We have reinvested the proceeds from the sale of the 20,607 square foot property located in northeast Houston in acquisitions of Community Centered Properties in our target markets. As a result of the transaction, we recorded a gain on sale of property of $0.4 million for the year ended December 31, 2011.

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2011	2010
Tenant receivables	$1,914	$1,742
Accrued rent	5,505	4,288
Allowance for doubtful accounts	(1,366)	(1,304)
Totals	$6,053	$4,726

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

6.  UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2011	2010
Leasing commissions	$5,326	$4,971
Deferred financing costs	2,916	2,307
Total cost	8,242	7,278
Less: leasing commissions accumulated amortization	(2,861)	(2,669)
Less: deferred financing cost accumulated amortization	(1,626)	(1,011)
Total cost, net of accumulated amortization	$3,755	$3,598

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Financing Costs	Total
2012	$702	$716	$1,418
2013	536	488	1,024
2014	384	55	439
2015	266	30	296
2016	195	1	196
Thereafter	382	—	382
Total	$2,465	$1,290	$3,755

7.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence at December 31, 2011 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2012	$30,651
2013	24,376
2014	18,711
2015	13,429
2016	9,464
Thereafter	30,667
Total	$127,298

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2011	2010
Fixed rate notes
$1.4 million 5.00% Note, Due 2012	$1,318	$—
$14.1 million 5.695% Note, due 2013	14,110	—
$3.0 million 6.00% Note, due 2021 (1)	2,978	—
$10.0 million 6.04% Note, due 2014	9,326	9,498
$1.5 million 6.50% Note, due 2014	1,471	1,496
$11.2 million 6.52% Note, due 2015	10,763	10,908
$21.4 million 6.53% Notes, due 2013	19,524	20,142
$24.5 million 6.56% Note, due 2013	23,597	24,030
$9.9 million 6.63% Notes, due 2014	9,221	9,498
$0.5 million 3.25% Notes, due 2012	23	13
Floating rate notes
Unsecured line of credit LIBOR plus 3.50% to 4.50%, due 2013	11,000	—
$26.9 million LIBOR plus 2.60% Note, due 2013	24,559	25,356
	$127,890	$100,941

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

Our debt was collateralized by 26 operating properties as of December 31, 2011 with a combined net book value of $143.2 million and 23 operating properties as of December 31, 2010 with a combined net book value of $110.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.
On December 22, 2011, Whitestone REIT, operating through its subsidiary, Whitestone Pinnacle of Scottsdale, L.L.C. a Delaware limited liability company ("Whitestone Pinnacle"), assumed a promissory note (the "Pinnacle Note") in the amount of $14.1 million payable to U.S. Bank National Association with an applicable interest rate of 5.695% per annum. Monthly payments of $91,073 began on January 1, 2012 and continue thereafter on the first day of each calendar month until June 1, 2013.
The Pinnacle Note is a non-recourse loan secured by Whitestone Pinnacle's Pinnacle of Scottsdale property, located in Scottsdale, Arizona, and a limited guarantee by the Company. In conjunction with the Pinnacle Note, a deed of trust was executed by Whitestone Pinnacle which contains customary terms and conditions, including representations, warranties and covenants by Whitestone Pinnacle that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.
The Pinnacle Note contains events of default that include, among other things, non-payment and default under the deed of trust. Upon occurrence of an event of default, the lender is entitled to accelerate all obligations of Whitestone Pinnacle. The lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate.
On December 28, 2011, Whitestone REIT, operating through its subsidiary, Whitestone Shops at Starwood-Phase III LLC., a Delaware limited liability company ("Whitestone Starwood"), assumed a promissory note (the "Starwood Note") in the amount of $1.4 million payable to Sovereign Bank, with an applicable interest rate of 5.0% per annum. Monthly payments of $5,780 became due on January 1, 2012 and continue thereafter on the first day of each calendar month until December 31, 2012.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

The Starwood Note is a non-recourse loan secured by the Borrower's future development land parcel adjacent to its Shops at Starwood property, located in Frisco, Texas, and a limited guarantee by the Company. In conjunction with the Starwood Note, a deed of trust was executed by Whitestone Starwood which contains customary terms and conditions, including representations, warranties and covenants by Whitestone Starwood that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.
The Starwood Note contains events of default that include, among other things, non-payment and default under the deed of trust. Upon occurrence of an event of default, the lender is entitled to accelerate all obligations of Whitestone Starwood. The lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate.
Effective June 13, 2011, we, through our Operating Partnership, entered into an agreement with Harris Bank, part of BMO Financial Group, for an unsecured revolving credit facility (the "Facility") with an initial committed amount of $20 million. The Facility is expandable to $75 million and matures two years from closing, with a 12-month extension available upon lender approval. We will use the Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio.
Borrowings under the Facility accrue interest (at our option), based on total indebtedness to total asset value ratio, at either the Eurodollar Loan Rate at 3.5% to 4.5% or the Base Rate at 2.5% to 3.5%. Base Rate means the higher of: (a) the bank's prime commercial rate, (b) the sum of (i) the average rate quoted the bank by two or more federal funds brokers selected by the bank for sale to the bank at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%.
Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.

The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, maximum total indebtedness to total asset value, minimum earnings before interest, tax, depreciation and amortization ("EBITDA") to fixed charges, and maintenance of net worth. The Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy, and loss of REIT tax status. We are currently in compliance with these covenants. As of December 31, 2011, $11 million was drawn on the Facility, and our remaining borrowing capacity was $9 million. On February 27, 2012, we, through our Operating Partnership, entered into a new $125 million unsecured revolving credit facility, which replaced the Facility. See Note 19.

Certain other of our loans are subject to customary covenants.  As of December 31, 2011, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2011 are due during the following years:

Amount Due
Year	(in thousands)

2012	$4,276
2013	91,298
2014	19,191
2015	10,315
2016	49
2017 and thereafter	2,761
Total	$127,890

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

Contractual Obligations

As of December 31, 2011, we had the following contractual debt obligations:

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2012)	1 - 3 years (2013 - 2014)	3 - 5 years (2015 - 2016)	More than 5 years (after 2016)
Long-Term Debt - Principal	$127,890	$4,276	$110,489	$10,364	$2,761
Long-Term Debt - Fixed Interest	13,575	5,784	6,279	837	675
Long-Term Debt - Variable Interest (1)	1,924	1,104	820	—	—
Operating Lease Obligations	53	29	24	—	—
Total	$143,442	$11,193	$117,612	$11,201	$3,436

(1)
As of December 31, 2011, we had two loans totaling $35.6 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 2.60% to LIBOR plus 4.50%.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2011, of 0.26%.

9.  EARNINGS PER SHARE

Basic earnings per share for Whitestone’s common shareholders is calculated by dividing income from continuing operations excluding amounts attributable to unvested restricted shares and the net income attributable to non-controlling interests by Whitestone’s weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income attributable to common shareholders excluding amounts attributable to unvested restricted shares and the net income attributable to non-controlling interests by the weighted-average number of common shares including any dilutive unvested restricted shares.

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2011, 2010 and 2009, 1,705,198, 1,814,569 and 1,814,569 OP Units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2011, 2010 and 2009 distributions of $213,000, $251,000 and $277,000, respectively, were made to the holders of certain restricted common shares, $196,000, $224,000 and $250,000 of which were charged against earnings, respectively.  See Note 13 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

	Year Ended
	December 31,
	2011	2010	2009
(in thousands, except per share data)
Numerator:
Income from continuing operations	$1,333	$1,575	$2,075
Less: Net income attributable to noncontrolling interests	(210)	(470)	(733)
Dividends paid on unvested restricted shares	(17)	(27)	(27)
Undistributed earnings attributable to unvested restricted shares	—	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,106	$1,078	$1,315

Denominator:
Weighted average number of common shares - basic	9,028	4,012	3,236
Effect of dilutive securities:
Unvested restricted shares	14	29	66
Weighted average number of common shares - dilutive	9,042	4,041	3,302

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.12	$0.27	$0.41
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.12	$0.27	$0.40

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

For federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows for the years ended December 31:

	2011	2010	2009
Ordinary income (unaudited)	24.4%	37.8%	40.5%
Return of capital (unaudited)	66.1%	62.2%	59.5%
Capital gain distributions (unaudited)	6.5%	—%	—%
Unrecaptured section 1250 gain (unaudited)	3.0%	—%	—%
Total	100.0%	100.0%	100.0%

11.  RELATED PARTY TRANSACTIONS

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence. In May 2010, we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston. Since the engagement of the relocation firm, no offers on the home have been received. Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate. The first $450,000 plus any taxes will be paid in cash. Any amount payable in excess of $450,000 will be paid in common shares at the market value of the shares, as determined in the reasonable judgment of the board of trustees, as of the time of the sale of the residence.
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

Recapitalization, listing and offering of Class B common shares

On August 24, 2010, we amended to our declaration of trust to (i) change the name of all of our common shares of beneficial interest, par value $0.001 to Class A common shares, (ii) effect a 1-for-3 reverse share split of our Class A common shares and (iii) change the par value of our Class A common shares to $0.001 per share after the reverse share split. In addition, we created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares.” The Class A and Class B common shares are identical except that Class B common shares are listed on the NYSE Amex, and Class A common shares are not listed on a national securities exchange. Share and unit counts and per share and unit amounts have been retroactively restated to reflect our 1-for-3 reverse share split in August 2010.

On August 25, 2010, in conjunction with the listing of our Class B common shares on the NYSE Amex, we offered and subsequently issued 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to us. We used the net proceeds to acquire properties in our target markets and to redevelop and re-tenant our existing properties, as well as for general corporate purposes.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

Follow-On Offering

On May 10, 2011, we completed a public offering of 5,000,000 Class B common shares and the exercise of the underwriters' over-allotment option to purchase an additional 310,000 Class B common shares at the public offering price of $12 per share.

Net proceeds, after payment of underwriting commissions and transaction costs, were approximately $59.7 million.

We used the net proceeds to acquire properties in our target markets and to redevelop and re-tenant our existing properties, as well as for general corporate purposes.

Exchange Offers

On September 2, 2011, we commenced an offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “First Exchange Offer”). The First Exchange Offer expired on October 3, 2011, and 867,789 Class A common shares and 453,642 OP units were accepted for exchange.

On December 9, 2011, we commenced a second offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Second Exchange Offer”). The Second Exchange Offer expired on January 11, 2012, and 867,789 Class A common shares and 453,580 OP units were accepted for exchange.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2011, we owned a 89.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into cash or, at our option, Class A common shares at a ratio of one OP Unit for one Class A common share.  Distributions to OP Unit holders are paid at the same rate per unit as distributions per share of Whitestone.  Subject to certain restrictions, OP Units are not convertible into Class A common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of December 31, 2011 and December 31, 2010, there were 12,677,969 and 7,364,943 OP Units outstanding, respectively.  We owned 11,317,042 and 5,550,374 OP Units as of December 31, 2011 and December 31, 2010, respectively. The balance of the OP Units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 84.2%, 70.2% and 64.7% for the years ended December 31, 2011, 2010 and 2009, respectively.

Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
Fourth Quarter	$0.2850	$807	$0.2850	$2,386	$0.2850	$430	$3,623
Third Quarter	0.2850	974	0.2850	2,141	0.2850	514	3,629
Second Quarter	0.2850	989	0.2850	1,132	0.2850	515	2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$1.1400	$3,759	$1.1400	$6,286	$1.1400	$1,974	$12,019

2010
Fourth Quarter	$0.2850	$989	$0.2850	$627	$0.2850	$514	$2,130
Third Quarter	0.2850	992	0.0960	211	0.2850	515	1,718
Second Quarter	0.3375	1,176	—	—	0.3375	610	1,786
First Quarter	0.3375	1,163	—	—	0.3375	610	1,773
Total	$1.2450	$4,320	$0.3810	$838	$1.2450	$2,249	$7,407

13.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). On December 22, 2010, our board of trustees amended the Plan to allow for the issuance of Class B common shares pursuant to the Plan. The Plan, as amended, provides that awards may be made with respect to Class B common shares of Whitestone or OP units. The maximum aggregate number of Class B common shares that may be issued under the Plan is increased upon each issuance of Class A or Class B common shares by Whitestone so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of Whitestone and OP units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

The Compensation Committee of our board of trustees administers the Plan, except with respect to awards to non-employee trustees, for which the Plan is administered by our board of trustees.  The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted Class B common shares, restricted Class B common share units, performance awards and other share-based awards.

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of our officers restricted Class A common shares and restricted Class A common share units subject to certain restrictions. The restricted Class A common shares and restricted Class A common share units will vest upon achieving certain performance goals (as specified in the award agreement). The grantee is the record owner of the restricted Class A common shares and has all rights of a shareholder with respect to the restricted Class A common shares, including the right to vote the restricted Class A common shares and to receive distributions with respect to the restricted Class A common shares. The grantee has no rights of a shareholder with respect to the restricted Class A common share units, including no right to vote the restricted Class A common share units and no right to receive current distributions with respect to the restricted Class A common share units until the restricted Class A common share units are fully vested and convertible to Class A common shares of Whitestone.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2011 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2011	522,441	$12.48
Granted	—	—
Vested	(5,169)	15.45
Forfeited	(13,249)	11.17
Non-vested at December 31, 2011	504,023	$12.48
Available for grant at December 31, 2011	1,245,638

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
2011	—	$—	(5,169)	$80
2010	31,858	14.09	(55,699)	695
2009	600,731	12.37	—	—

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.3 million and $1.0 million, respectively, which represents achievement of the first performance-based target and anticipated vesting of certain restricted shares with time-based vesting.  With our current asset base, management does not expect to achieve the next performance-based target. Should we increase our asset base, we may achieve the next performance-based target. As a result, as of December 31, 2011, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management’s current estimates. As of December 31, 2011, there was approximately $0.1 million in unrecognized compensation cost related to outstanding nonvested time-based shares which are expected to be recognized over a weighted-average period of approximately two years. The fair value of the shares granted during the years ended December 31, 2010 and 2009 was determined based on observable market transactions occurring near the date of the grants.

14. GRANTS TO TRUSTEES
On March 25, 2009, each of our five independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012. During the year ended December 31, 2011, 2,224 of these restricted shares vested. These restricted shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Plan.
The 8,335 Class A common shares granted to our five independent trustees had a weighted average grant date fair value of $14.81 per share, resulting in total unrecognized compensation cost of approximately $7,000 as of December 31, 2011, which is expected to be recognized over a weighted-average period of approximately three months. The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

15.  COMMITMENTS AND CONTINGENCIES

We are a participant in various legal proceedings and claims that arise in the ordinary course of our business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, we

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

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

During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and approximately $0.5 million allocated to loss of rents claims.  For the year ended December 31, 2009, the $6.5 million in insurance proceeds allocated to casualty losses was offset by accrued repair costs of $5.1 million resulting in a gain of $1.4 million.  The remaining $0.1 million in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas.

17.  SEGMENT INFORMATION

Our management historically has not differentiated by property types and therefore does not present segment information.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

18.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Revenues	$8,086	$8,071	$8,790	$9,968
Net income (loss) attributable to Whitestone REIT	185	(196)	578	556
Earnings per share:
Basic - Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.03	$(0.02)	$0.05	$0.05
Diluted - Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	0.03	(0.02)	0.05	0.05
2010
Revenues	$7,709	$7,832	$7,933	$8,059
Net income attributable to Whitestone REIT	217	166	177	545
Earnings per share:
Basic - Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.06	$0.05	$0.04	$0.10
Diluted - Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	0.06	0.05	0.04	0.10

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

19. SUBSEQUENT EVENTS

Unsecured Revolving Credit Facility

On February 27, 2012, Whitestone, through the Operating Partnership, entered into a three-year $125 million unsecured revolving credit facility (the “2012 Facility”) with the lenders party thereto, with BMO Capital Markets, as sole lead arranger and sole book runner, Bank of Montreal, as administrative agent (the “Agent"), U.S. Bank National Association, as syndication agent, and Capital One, N.A. and Well Fargo Bank, National Association, as co-documentation agents. Also included in the lender group was MidFirst Bank. Whitestone will use the 2012 Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in its portfolio.

The 2012 Facility is unsecured and will mature on February 27, 2015. Borrowings under the 2012 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or a Eurodollar Loan Rate plus an applicable margin based upon the Company's then existing leverage. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) average rate quoted the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%. Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.

Whitestone will serve as the guarantor for funds borrowed by the Operating Partnership under the 2012 Facility. The 2012 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011

interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, minimum property net operating income to total indebtedness and maintenance of net worth. The 2012 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

On February 27, 2012, simultaneously with entering into the 2012 Credit Facility, Whitestone terminated the Facility. The 2012 Facility replaces the Facility. See Note 8 for a description of the Facility.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2011

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$1,304	$615	(553)	$1,366
Year ended December 31, 2010	894	536	(126)	1,304
Year ended December 31, 2009	1,497	877	(1,480)	894

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Retail Communities:
Ahwatukee Plaza	$5,126	$4,086	$2	$—	$5,126	$4,088	$9,214
Bellnot Square	1,154	4,638	422		1,154	5,060	6,214
Bissonnet Beltway	415	1,947	454	—	415	2,401	2,816
Centre South	481	1,596	731	—	481	2,327	2,808
Holly Knight	320	1,293	190	—	320	1,483	1,803
Kempwood Plaza	733	1,798	1,087	—	733	2,885	3,618
Lion Square	1,546	4,289	1,732	—	1,546	6,021	7,567
Pinnacle of Scottsdale	6,648	22,466	—	—	6,648	22,466	29,114
Providence	918	3,675	821	—	918	4,496	5,414
Shaver	184	633	12	—	184	645	829
Shops at Starwood	4,093	11,487	—	—	4,093	11,487	15,580
South Richey	778	2,584	450	—	778	3,034	3,812
Spoerlein Commons	2,340	7,296	238	—	2,340	7,534	9,874
SugarPark Plaza	1,781	7,125	352	—	1,781	7,477	9,258
Sunridge	276	1,186	268	—	276	1,454	1,730
Terravita Marketplace	7,171	9,392	57	—	7,171	9,449	16,620
Torrey Square	1,981	2,971	912	—	1,981	3,883	5,864
Town Park	850	2,911	266	—	850	3,177	4,027
Webster Point	720	1,150	337	—	720	1,487	2,207
Westchase	423	1,751	2,787	—	423	4,538	4,961
Windsor Park	2,621	10,482	2,800	—	2,621	13,282	15,903
	$40,559	$104,756	$13,918	$—	$40,559	$118,674	$159,233
Office/Flex Communities:
Brookhill	$186	$788	$289	$—	$186	$1,077	$1,263
Corporate Park Northwest	1,534	6,306	1,093	—	1,534	7,399	8,933
Corporate Park West	2,555	10,267	937	—	2,555	11,204	13,759
Corporate Park Woodland	652	5,330	622	—	652	5,952	6,604
Dairy Ashford	226	1,211	98	—	226	1,309	1,535
Holly Hall	608	2,516	355	—	608	2,871	3,479
Interstate 10	208	3,700	453	—	208	4,153	4,361
Main Park	1,328	2,721	548	—	1,328	3,269	4,597
Plaza Park	902	3,294	1,071	—	902	4,365	5,267
West Belt Plaza	568	2,165	648	—	568	2,813	3,381
Westgate	672	2,776	445	—	672	3,221	3,893
	$9,439	$41,074	$6,559	$—	$9,439	$47,633	$57,072

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Office Communities:
9101 LBJ Freeway	$1,597	$6,078	$1,302	$—	$1,597	$7,380	$8,977
Featherwood	368	2,591	482	—	368	3,073	3,441
Pima Norte	1,086	7,162	1,194	517	1,086	8,873	9,959
Royal Crest	509	1,355	189	—	509	1,544	2,053
Uptown Tower	1,621	15,551	3,073	—	1,621	18,624	20,245
Woodlake Plaza	1,107	4,426	1,058	—	1,107	5,484	6,591
Zeta Building	636	1,819	318	—	636	2,137	2,773
	$6,924	$38,982	$7,616	$517	$6,924	$47,115	$54,039
Total Operating Portfolio	$56,922	$184,812	$28,093	$517	$56,922	$213,422	$270,344

The Citadel	$472	$1,777	$967	$—	$472	$2,744	$3,216
Desert Canyon	1,976	1,704	134	—	1,976	1,838	3,814
Gilbert Tuscany Village	1,767	3,233	10	—	1,767	3,243	5,010
The Marketplace at Central	1,305	5,324	529	—	1,305	5,853	7,158
Total - Development Portfolio	$5,520	$12,038	$1,640	$—	$5,520	$13,678	$19,198

Pinnacle Phase II	$1,000	$—	$—	$—	$1,000	$—	$1,000
Shops at Starwood Phase III	1,818	—	—	—	1,818	—	1,818
Total - Property Held for Development	$2,818	$—	$—	$—	$2,818	$—	$2,818

Grand Totals	$65,260	$196,850	$29,733	$517	$65,260	$227,100	$292,360

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Retail Communities:
Ahwatukee		$35		8/16/2011	5-39 years
Bellnot Square		1,321		1/1/2002	5-39 years
Bissonnet Beltway		1,159		1/1/1999	5-39 years
Centre South		861		1/1/2000	5-39 years
Holly Knight	(3)	732		8/1/2000	5-39 years
Kempwood Plaza	(3)	1,315		2/2/1999	5-39 years
Lion Square	(3)	1,835		1/1/2000	5-39 years
Pinnacle of Scottsdale	(9)	16		12/22/2011	5-39 years
Providence	(3)	1,440		3/30/2001	5-39 years
Shaver		269		12/17/1999	5-39 years
Shops at Starwood		3		12/28/2011	5-39 years
South Richey	(3)	972		8/25/1999	5-39 years
Spoerlein Commons		587		1/16/2009	5-39 years
SugarPark Plaza	(3)	1,383		9/8/2004	5-39 years
Sunridge	(3)	458		1/1/2002	5-39 years
Terravita Marketplace		80		8/8/2011	5-39 years
Torrey Square	(3)	1,559		1/1/2000	5-39 years
Town Park	(3)	1,408		1/1/1999	5-39 years
Webster Point		607		1/1/2000	5-39 years
Westchase		906		1/1/2002	5-39 years
Windsor Park	(4)	2,319		12/16/2003	5-39 years
		$19,265
Office/Flex Communities:
Brookhill	(5)	$280		1/1/2002	5-39 years
Corporate Park Northwest		2,232		1/1/2002	5-39 years
Corporate Park West	(6)	3,194		1/1/2002	5-39 years
Corporate Park Woodland	(7)	2,253	11/1/2000		5-39 years
Dairy Ashford		513		1/1/1999	5-39 years
Holly Hall	(7)	736		1/1/2002	5-39 years
Interstate 10	(7)	2,020		1/1/1999	5-39 years
Main Park	(7)	1,232		1/1/1999	5-39 years
Plaza Park	(7)	1,611		1/1/2000	5-39 years
West Belt Plaza	(7)	1,271		1/1/1999	5-39 years
Westgate	(7)	922		1/1/2002	5-39 years
		$16,264

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Office Communities:
9101 LBJ Freeway	(8)	$1,579		8/10/2005	5-39 years
Featherwood		1,143		1/1/2000	5-39 years
Pima Norte		751		10/4/2007	5-39 years
Royal Crest		539		1/1/2000	5-39 years
Uptown Tower	(8)	3,544		11/22/2005	5-39 years
Woodlake Plaza	(8)	1,308		3/14/2005	5-39 years
Zeta Building	(5)	789		1/1/2000	5-39 years
		$9,653
Total Operating Portflio		$45,182

The Citadel		$61		9/28/2010	5-39 years
Desert Canyon		29		4/13/2011	5-39 years
Gilbert Tuscany Village		41		6/28/2011	5-39 years
The Marketplace at Central		159		11/1/2010	5-39 years
Total - Development Portfolio		$290

Pinnacle Phase II		$—		12/28/2011	Land - Not Depreciated
Shops at Starwood Phase III	(10)	—		12/28/2011	Land - Not Depreciated
Total - Property Held For Development		$—

Grand Total		$45,472

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2011	2010	2009
Balance at beginning of period	$204,954	$192,832	$180,397
Additions during the period:
Acquisitions	82,030	8,878	9,636
Improvements	7,568	4,142	3,770
	89,598	13,020	13,406
Deductions - cost of real estate sold or retired	(2,192)	(898)	(971)
Balance at close of period	$292,360	$204,954	$192,832

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $265,509.

(3)	These properties secure a $21.4 million and a $9.9 million mortgage notes.

(4)	This property secures a $10.0 million mortgage note.

(5)	These properties secure a $1.5 million mortgage note.

(6)	This property secures an $11.2 million mortgage note.

(7)	These properties secure a $26.9 million mortgage note.

(8)	These properties secure a $24.5 million mortgage note.

(9)	This property secures a $14.1 million mortgage note.

(10)	This property secures a $1.4 million mortgage note.

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

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

10.10
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.11
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.12
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.13
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.14
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.15
Promissory Note among Whitestone Offices LLC and Nationwide Life Insurance Company dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.16
Floating Rate Promissory Note among Whitestone Industrial-Office LLC and Jackson Life National Insurance Company dated October 3, 2008 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

10.17+
Form of Restricted Common Share Award Agreement (Performance Vested) (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

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

10.24
Purchase, Sale and Contribution Agreement between Whitestone REIT Operating Partnership, L.P. and Bank One, Chicago, NA, as trustee for Midwest Development Venture IV dated December 18, 2008 (previously filed and incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.25+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Daryl J. Carter (previously filed and incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.26+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Daniel G. DeVos (previously filed and incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.27+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Donald F. Keating (previously filed and incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.28+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Jack L.Mahaffey (previously filed and incorporated by reference to Exhibit 10.12 toRegistrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.29+
Grant Agreement for Restricted Shares between Whitestone REIT and Chris A.Minton (previously filed and incorporated by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.30
Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.31
Modification of Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.32
Limited Guarantee dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.33
Promissory Note among Whitestone Featherwood LLC and Viewpoint Bank dated March 31, 2011 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 5, 2011)

10.34
Credit Agreement among Whitestone Operating Partnership, L.P. and Bank of Montreal dated June 13, 2011 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed June 17, 2011)

10.35*
Assumption Agreement among U.S. National Bank Association, Scottsdale Pinnacle LP, Howard Bankchik and Steven J. Fogel, Whitestone Pinnacle of Scottsdale of Scottsdale, LLC and Whitestone REIT Operating Partnership, LP and Whitestone REIT, dated December 22, 2011*

10.36+	First Amendment to the Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101. SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

________________________

*   Filed herewith.

***     Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.

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

+   Denotes management contract or compensatory plan or arrangement.