Form 10-Q
period 2012-03-31
Whitestone REIT
filed 2012-05-10
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Non-accelerated filer (Do not check if a smaller reporting company) ☐              Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

The issuer had the following numbers of shares outstanding, as of the latest practicable date:

Class	Outstanding as of May 4, 2012
Class A Common Shares, $0.001 par value	1,737,347 Shares
Class B Common Shares, $0.001 par value	10,158,247 Shares

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$295,184	$292,360
Accumulated depreciation	(47,481)	(45,472)
Total real estate assets	247,703	246,888
Cash and cash equivalents	8,288	5,695
Marketable securities	4,034	5,131
Escrows and acquisition deposits	2,618	4,996
Accrued rents and accounts receivable, net of allowance for doubtful accounts	6,472	6,053
Unamortized lease commissions and loan costs	4,752	3,755
Prepaid expenses and other assets	875	975
Total assets	$274,742	$273,493
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$134,208	$127,890
Accounts payable and accrued expenses	6,049	9,017
Tenants' security deposits	2,277	2,232
Dividends and distributions payable	3,649	3,647
Total liabilities	146,183	142,786
Commitments and contingencies:
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Class A common shares, $0.001 par value per share; 50,000,000 shares authorized; 1,737,438 and 2,603,292 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1	2
Class B common shares, $0.001 par value per share; 350,000,000 shares authorized; 10,157,693 and 8,834,563 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	9	8
Additional paid-in capital	162,870	158,127
Accumulated other comprehensive loss	(413)	(1,119)
Accumulated deficit	(43,692)	(41,060)
Total Whitestone REIT shareholders' equity	118,775	115,958
Noncontrolling interest in subsidiary	9,784	14,749
Total equity	128,559	130,707
Total liabilities and equity	$274,742	$273,493

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Property revenues
Rental revenues	$8,128	$6,671
Other revenues	2,298	1,415
Total property revenues	10,426	8,086

Property expenses
Property operation and maintenance	2,352	1,954
Real estate taxes	1,310	1,020
Total property expenses	3,662	2,974

Other expenses (income)
General and administrative	1,641	1,464
Depreciation and amortization	2,544	1,989
Interest expense	1,712	1,402
Interest, dividend and other investment income	(70)	(60)
Total other expense	5,827	4,795

Income before loss on disposal of assets and income taxes	937	317

Provision for income taxes	(65)	(53)
Loss on sale or disposal of assets	(12)	(18)

Net income	860	246

Less: Net income attributable to noncontrolling interests	67	61

Net income attributable to Whitestone REIT	$793	$185

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Basic and Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.03

Weighted average number of common shares outstanding:
Basic	11,624	5,479
Diluted	11,638	5,499

Distributions declared per common share / OP unit	$0.2850	$0.2850

Consolidated Statements of Comprehensive Income

Net income	$860	$246

Other comprehensive gain

Unrealized gain on available-for-sale marketable securities	766	—

Comprehensive income	1,626	246

Less: Comprehensive income attributable to noncontrolling interests	127	61

Comprehensive income attributable to Whitestone REIT	$1,499	$185

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

							Accumulated
	Class A		Class B		Additional		Other	Total	Noncontrolling
	Common Shares		Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2011	2,603	$2	8,835	$8	$158,127	$(41,060)	$(1,119)	$115,958	1,361	$14,749	$130,707

Exchange of noncontrolling interest OP units and Class A common shares for Class B common shares	(868)	(1)	1,321	1	4,917	—	—	4,917	(454)	(4,917)	—

Exchange offer costs	—	—	—	—	(225)	—	—	(225)	—	—	(225)

Dividend reinvestment plan	—	—	2	—	22	—	—	22	—	—	22

Share-based compensation	2	—	—	—	29	—	—	29	—	—	29

Distributions	—	—	—	—	—	(3,425)	—	(3,425)	—	(175)	(3,600)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	—	—	706	706	—	60	766

Net income	—	—	—	—	—	793	—	793	—	67	860

Balance, March 31, 2012	1,737	$1	10,158	$9	$162,870	$(43,692)	$(413)	$118,775	907	$9,784	$128,559

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$860	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,283	1,879
Amortization of deferred loan costs	261	110
Gain on sale of marketable securities	(1)	(38)
Loss on sale or disposal of assets	12	18
Bad debt expense	132	69
Share-based compensation	78	78
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,378	3,021
Accrued rent and accounts receivable	(551)	(535)
Unamortized lease commissions and loan costs	(280)	(133)
Prepaid expenses and other assets	177	266
Accounts payable and accrued expenses	(2,980)	(2,220)
Tenants' security deposits	45	19
Net cash provided by operating activities	2,414	2,780

Cash flows from investing activities:
Additions to real estate	(2,893)	(1,042)
Investments in marketable securities	(750)	(1,865)
Proceeds from sales of marketable securities	2,614	908
Net cash used in investing activities	(1,029)	(1,999)

Cash flows from financing activities:
Distributions paid to common shareholders	(3,322)	(1,616)
Distributions paid to OP unit holders	(301)	(515)
Payments of exchange offer costs	(225)	—
Proceeds from notes payable	6,956	2,905
Repayments of notes payable	(713)	(731)
Payments of loan origination costs	(1,187)	(81)
Net cash provided by (used in) financing activities	1,208	(38)

Net increase in cash and cash equivalents	2,593	743
Cash and cash equivalents at beginning of period	5,695	17,591
Cash and cash equivalents at end of period	$8,288	$18,334

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,671	$1,404
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$11	$1
Financed insurance premiums	31	550
Value of shares issued under dividend reinvestment plan	22	—
Accrued offering costs	54	138
Value of Class B shares exchanged for OP units	4,917	—
Change in fair value of available-for-sale securities	766	—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2011 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of March 31, 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2012, and the results of operations for the three month periods ended March 31, 2012 and 2011, the consolidated statement of changes in equity for the three month period ended March 31, 2012 and cash flows for the three month periods ended March 31, 2012 and 2011.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Business.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, Whitestone has the exclusive authority to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2012 and December 31, 2011, Whitestone owned and operated 45 commercial properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of March 31, 2012 and December 31, 2011, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the period.  Issuances of additional Class A or Class B common shares of beneficial interest in Whitestone (collectively the "common shares") and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, Class A common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts and estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  These reclassifications had no effect on net income or equity.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. We recognized gains on the sale of marketable securities of approximately $1,000 and $38,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, our investment in available-for-sale marketable securities was approximately $4,034,000, which includes an aggregate unrealized loss of approximately $563,000.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense. Approximately $44,000 and $32,000 in interest expense and real estate taxes, respectively, were capitalized for the three months ended March 31, 2012. No interest expense or real estate tax costs were capitalized during the three months ended March, 2011.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date.  We recognized $78,000 in share-based compensation for each of the three month periods ended March 31, 2012 and 2011.

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

See Whitestone's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of March 31, 2012 and December 31, 2011. Available-for-sale securities consisted of the following (in thousands):

	March 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Exchange-traded fund	$302	$—	$(11)	$291
Real estate common stock	4,295	11	(563)	3,743
Total available-for-sale securities	$4,597	$11	$(574)	$4,034

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Exchange-traded fund	$301	$—	$(37)	$264
Real estate sector mutual funds	351	—	(55)	296
Real estate common stock	5,808	—	(1,237)	4,571
Total available-for-sale securities	$6,460	$—	$(1,329)	$5,131

During the three months ended March 31, 2012, available-for-sale securities were sold for total proceeds of $2,614,000. The gross realized gains and losses on these sales in 2012 totaled $40,000 and $39,000, respectively. During the three months ended March 31, 2011, available-for-sale securities were sold for total proceeds of $908,000. The gross realized gains and losses in 2011 on these sales totaled $39,000 and $1,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

4. ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

Accrued rent and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2012	December 31, 2011

Tenant receivables	$2,283	$1,914
Accrued rent and other recoveries	5,747	5,505
Allowance for doubtful accounts	(1,558)	(1,366)
Total	$6,472	$6,053

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

5. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Leasing commissions	$5,353	$5,326
Deferred financing cost	4,184	2,916
Total cost	9,537	8,242
Less: leasing commissions accumulated amortization	(2,905)	(2,861)
Less: deferred financing cost accumulated amortization	(1,880)	(1,626)
Total cost, net of accumulated amortization	$4,752	$3,755

6. DEBT

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2012	December 31, 2011
Fixed rate notes
$1.4 million 5.00% Note, due 2012	$1,335	$1,318
$14.1 million 5.695% Note, due 2013	14,062	14,110
$3.0 million 6.00% Note, due 2021 (1)	2,969	2,978
$10.0 million 6.04% Note, due 2014	9,281	9,326
$1.5 million 6.50% Note, due 2014	1,464	1,471
$11.2 million 6.52% Note, due 2015	10,726	10,763
$21.4 million 6.53% Notes, due 2013	19,363	19,524
$24.5 million 6.56% Note, due 2013	23,484	23,597
$9.9 million 6.63% Notes, due 2014	9,149	9,221
$0.5 million 3.25% Note, due 2012	18	23
Floating rate note
Unsecured line of credit LIBOR plus 2.75% to 3.75%, due 2015	18,000	11,000
$26.9 million LIBOR + 2.86% Note, due 2013	24,357	24,559
	$134,208	$127,890

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of March 31, 2012, our debt was collateralized by 26 properties with a carrying value of $144.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of March 31, 2012, we were in compliance with all loan covenants.

On February 27, 2012, Whitestone, through the Operating Partnership, entered into a three-year $125 million unsecured revolving credit facility (the “Facility”), with BMO Capital Markets, as sole lead arranger and sole book runner, Bank of Montreal, as administrative agent (the “Agent"), U.S. Bank National Association, as syndication agent, and Capital One, N.A. and Wells Fargo Bank, National Association, as co-documentation agents. Also included in the lender group was MidFirst Bank. We intend to use the Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Facility is unsecured and will mature on February 27, 2015. Borrowings under the Facility accrue interest (at the Operating Partnership's option) at a Base Rate or a Eurodollar Loan Rate plus an applicable margin based upon our then existing leverage. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) average rate quoted the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%. Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.

Whitestone will serve as the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, minimum property net operating income to total indebtedness and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, material misrepresentation of representations and warranties, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

As of March 31, 2012, we were in compliance with these covenants. As of March 31, 2012, $18.0 million was drawn on the Facility, and our borrowing capacity was $107 million, assuming use of the proceeds to acquire properties, or repayment of debt on properties, that are eligible to be included in the unsecured borrowing base.

Scheduled maturities of our debt as of March 31, 2012 were as follows (in thousands):

Amount Due
Year	(in thousands)

2012	$3,571
2013	80,321
2014	19,191
2015	28,315
2016	49
2017 and thereafter	2,761
Total	$134,208

7.  EARNINGS PER SHARE

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

Certain of Whitestone's performance-based restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the three months ended March 31, 2012 and 2011, 992,082 and 1,814,569 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended March 31, 2012 and 2011, distributions of $53,000 and $54,000, respectively, were made to the holders of certain restricted common shares, $49,000 of which were charged against earnings for both the three months ended March 31, 2012 and 2011.  See Note 12 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	Three Months Ended March 31,
	2012	2011
(in thousands, except per share data)
Numerator:
Net income	$860	$246
Less: Net income attributable to noncontrolling interests	(67)	(61)
Distributions paid on unvested restricted shares	(4)	(6)
Undistributed earnings attributable to unvested restricted shares	—	—

Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$789	$179

Denominator:
Weighted average number of common shares - basic	11,624	5,479
Effect of dilutive securities:
Unvested restricted shares	14	20
Weighted average number of common shares - dilutive	11,638	5,499

Earnings Per Share:
Basic:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.03
Diluted:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.03

8. INCOME TAXES

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended March 31, 2012 and 2011, we recognized $58,000 and $53,000 in margin tax provision, respectively.

9.  RELATED PARTY TRANSACTIONS

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

10.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 50,000,000 Class A common shares of beneficial interest, $0.001 par value per share (the "Class A common shares"), up to 350,000,000 Class B common shares of beneficial interest, $0.001 par value per share (the "Class B common shares"), and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Operating Partnership Units
Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2012, we owned a 92.8% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, Class A common shares at a ratio of one OP unit for one Class A common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share of Whitestone.  As of March 31, 2012 and December 31, 2011, there were 12,681,665 and 12,677,969 OP units outstanding, respectively.  We owned 11,774,318 and 11,317,042 OP units as of March 31, 2012 and December 31, 2011, respectively. The balance of the OP units is owned by third parties, including certain of our trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 92.2% and 75.4% for the three months ended March 31, 2012 and March 31, 2011, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during the four quarters of 2011and the quarter ended March 31, 2012 (in thousands, except per share data):

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2012
First Quarter	0.2850	562	0.2850	2,760	0.2850	301	3,623
Total	$0.2850	$562	$0.2850	$2,760	$0.2850	$301	$3,623

2011
Fourth Quarter	$0.2850	$807	$0.2850	$2,386	$0.2850	$430	$3,623
Third Quarter	0.2850	974	0.2850	2,141	0.2850	514	3,629
Second Quarter	0.2850	989	0.2850	1,132	0.2850	515	2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$1.1400	$3,759	$1.1400	$6,286	$1.1400	$1,974	$12,019

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

On May 10, 2012, we commenced a third offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Third Exchange Offer”).

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
March 31, 2012
(Unaudited)

the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  We also previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies. See also Note 8 above.

12.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan, or the “2008 Plan.” On December 22, 2010, our Board amended the 2008 Plan to allow for awards in or related to Class B common shares pursuant to the 2008 Plan. The 2008 Plan, as amended, provides that awards may be made with respect to Class B common shares of Whitestone or OP units, which may be converted into cash or, at our option, Class A common shares of Whitestone. The maximum aggregate number of Class B common shares that may be issued under the 2008 Plan is increased upon each issuance of Class A or Class B common shares by Whitestone so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of Whitestone and OP units issued and outstanding (other than shares and/or units issued to or held by Whitestone).

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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2012	504,023	$12.48
Granted	51,000	12.75
Vested	(1,935)	12.77
Forfeited	(8,007)	11.18
Non-vested as of March 31, 2012	545,081	$12.53
Available for grant at March 31, 2012	1,202,645

(1)	The fair value of the Class A common shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the three months ended March 31, 2012 and years ended December 31, 2011, 2010 and 2009 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three months ended March 31, 2012	51,000	$12.75	(1,935)	$25
Year ended December 31, 2011	—	—	(5,169)	80
Year ended December 31, 2010	31,858	14.09	(55,699)	695
Year ended December 31, 2009	600,731	12.37	—	—

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Total compensation recognized in earnings for share-based payments was $78,000 for both of the three months ended March 31, 2012 and March 31, 2011, which represents achievement of the first performance-based target and anticipated vesting of certain restricted shares with time-based vesting.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As of March 31, 2012, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management's current estimates. As of March 31, 2012, there was approximately $134,000 in unrecognized compensation cost related to outstanding nonvested time-based shares which are expected to be recognized over a weighted-average period of approximately two years. The fair value of the shares granted during the three months ended March 31, 2012 was determined using Level 1 inputs under FASB ASC 820. Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date.

13. GRANTS TO TRUSTEES
On March 25, 2009, each of our independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012. During the three months ended March 31, 2012, 2,220 of these restricted shares vested. These restricted shares were granted pursuant to individual grant agreements and not pursuant to our 2008 Plan.
The 8,333 Class A common shares granted to our five independent trustees had a weighted average grant date fair value of $14.81 per share. As of March 31, 2012, no unvested trustee shares remained. The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

14. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

15. REAL ESTATE

Property Acquisitions. On December 28, 2011, we acquired the Shops at Starwood, a property that meets our Community Centered Property strategy, for approximately $15.7 million in cash and net prorations. The Class A center, which was 98% occupied at the time of purchase, contains 55,385 square feet of gross leasable area, and is located in Frisco, Texas, a northern suburb of Dallas. The Shops at Starwood has a complementary tenant mix of restaurants, fashion boutiques, salons and second-level office space.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, containing 102,733 square feet of gross leasable area, including of 51,434 square feet leased to two tenants pursuant to ground leases, located in Scottsdale, Arizona for approximately $16.1 million in cash and net prorations. Terravita Marketplace is adjacent to the gated golf course residential community of Terravita, which was developed by DelWebb Corporation/Pulte, with homes ranging in price from $250,000 to $1 million.

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

On April 13, 2011, we acquired Desert Canyon Shopping Center, a property that meets our Community Centered Property strategy, for approximately $3.65 million in cash and net prorations. The center contains 62,533 square feet of gross leasable area, including 12,960 square feet leased to two tenants pursuant to ground leases, and is located in Mcdowell Mountain Ranch in northern Scottsdale, Arizona. Situated at a prime intersection at East McDowell Mountain Ranch Road and 105th Street, Desert Canyon is the nearest retail and office space to McDowell Mountain Elementary and Junior High Schools. Located adjacent to the Sonora Mountain Desert Preserve, a lighted trail and jogging path wind directly into the Desert Canyon site and provide access from the surrounding upscale residential neighborhoods.

Property Dispositions. On July 22, 2011, we sold Greens Road Plaza, located in Houston, Texas, for $1.8 million in cash and net prorations. We have reinvested the proceeds from the sale of the 20,607 square foot property located in northeast Houston in Community Centered Properties in our target markets. As a result of the transaction, we recorded a gain on sale of property of $0.4 million for the year ended December 31, 2011.

16. SUBSEQUENT EVENTS

On May 10, 2012, we commenced a third offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Third Exchange Offer”).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks;

•	inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011, as previously filed with the Securities and Exchange Commission (the “SEC”) and of this Report below.

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

As of March 31, 2012, we owned and operated 45 commercial properties consisting of:

Operating Portfolio

•	twenty-two retail centers containing approximately 1.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $144.2 million;

•	seven office centers containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $44.0 million; and

•	eleven office/flex centers containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $40.7 million.
Redevelopment, New Acquisitions Portfolio

•
three retail Community Centered properties containing approximately 0.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $15.9 million; and

•	two parcels of land held for future development having a total carrying value of $2.9 million.
As of March 31, 2012, we had a total of 941 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.5% of our annualized rental revenues for the three months ended March 31, 2012.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 90 new and renewal leases during the three months ended March 31, 2012, totaling approximately 159,000 square feet and approximately $6.8 million in total lease value.  This compares to 80 new and renewal leases totaling approximately 218,000 square feet and approximately $6.0 million in total lease value during the same period in 2011.

We employed 59 full-time employees as of March 31, 2012.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $10,426,000 for the three months ended March 31, 2012 as compared to $8,086,000 for the three months ended March 31, 2011, an increase of $2,340,000, or 29%. The three months ended March 31, 2012 included $2,330,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired during the period being compared. For purposes of comparing the three months ended March 31, 2012 to the three months ended March 31, 2011, New Store includes properties acquired between January 1, 2011 and March 31, 2012. Same Store revenues increased $10,000 for the three months ended March 31, 2012 as compared to the same period in the prior year. We define "Same Stores" as properties that were owned at the beginning of the period being compared. For purposes of comparing the three months ended March 31, 2012 to the three months ended March 31, 2011, this includes properties owned before January 1, 2011. Same Store average occupancy increased from 82.9% for the three months ended March 31, 2011 to 83.8% for the three months ended March 31, 2012, increasing Same Store revenue $23,000. The Same Store revenue rate per average leased square foot decreased $0.02 for the three months ended March 31, 2012 to $12.31 per average leased square foot as compared to the three months ended March 31, 2011 revenue rate per average leased square foot of $12.33, decreasing Same Store revenue $13,000.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. We expect modest continued improvement in the economic conditions in our markets to provide slight increases in occupancy at certain of our properties.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2012, approximately 30% of our gross leasable area was subject to leases that expire prior to December 31, 2013.  Over the last two years, we have renewed approximately 75% of our square footage expiring as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  In the markets in which we operate, we obtain and analyze market rental rates by reviewing third-party publications, which provide market and submarket rental rate data, and by inquiring of property owners and property management companies as to rental rates being quoted at properties located in close proximity to our properties and which we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  During the year ended December 31, 2011, our revenue rate per square foot for new and renewal comparable spaces increased 1% when compared to the expiring revenue rate per square foot for the previous leases in the same spaces.  As such, we expect to renew these expiring leases at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay dividends to our shareholders.

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

On December 28, 2011, we acquired the Shops at Starwood, a property that meets our Community Centered Property strategy, for approximately $15.7 million in cash and net prorations. The Class A center, which was 98% occupied at the time of purchase, contains 55,385 square feet of gross leasable area and is located in Frisco, Texas, a northern suburb of Dallas. The Shops at Starwood has a complementary tenant mix of restaurants, fashion boutiques, salons and second-level office space.

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

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, containing 102,733 square feet of gross leasable area, including 51,434 square feet leased to two tenants pursuant to ground leases, for approximately $16.1 million in cash and net prorations. Terravita Marketplace is located in North Scottsdale and adjacent to the gated golf course residential community of Terravita, which was developed by DelWebb Corporation/Pulte, with homes ranging in price from $250,000 to $1 million.

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

On April 13, 2011, we acquired Desert Canyon Shopping Center, a property that meets our Community Centered Property strategy, for approximately $3.65 million in cash and net prorations. The center contains 62,533 square feet of gross leasable area, including 12,960 square feet leased to two tenants pursuant to ground leases, and is located in Mcdowell Mountain Ranch in northern Scottsdale, Arizona. Situated at a prime intersection at East McDowell Mountain Ranch Road and 105th Street, Desert Canyon is the nearest retail and office space to McDowell Mountain Elementary and Junior High Schools. Located adjacent to the Sonora Mountain Desert Preserve, a lighted trail and jogging path wind directly into the Desert Canyon site and provide access from the surrounding upscale residential neighborhoods.

Property Dispositions

On July 22, 2011, we sold Greens Road Plaza, located in Houston, Texas, for $1.8 million in cash and net prorations. We have reinvested the proceeds from the sale of the 20,607 square foot property located in northeast Houston in Community Centered Properties in our target markets. As a result of the transaction, we recorded a gain on sale of property of $0.4 million for the year ended December 31, 2011.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the three months ended March 31, 2012.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the accompanying consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2012 and 2011

The following table provides a summary comparison of our results of operations for the three months ended March 31, 2012 and March 31, 2011 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended March 31,
	2012	2011
Number of properties owned and operated	45	38
Aggregate gross leasable area (sq. ft.)(1)	3,595,308	3,162,020
Ending occupancy rate - operating portfolio(2)	87%	84%
Ending occupancy rate - all properties	85%	82%

Total property revenues	$10,426	$8,086
Total property expenses	3,662	2,974
Total other expenses	5,827	4,795
Provision for income taxes	65	53
Loss on disposal of assets	12	18
Net income	860	246
Less: Net income attributable to noncontrolling interests	67	61
Net income attributable to Whitestone REIT	$793	$185

Funds from operations (3)	$3,121	$2,114
Property net operating income (4)	6,764	5,112
Distributions paid on common shares and OP units	3,623	2,131
Per common share and OP unit	$0.2850	$0.2850
Distributions paid as a % of funds from operations	116%	101%

(1)
During the first quarter of 2012, we concluded that approximately 2,029 square feet at our Lion Square location was no longer leasable, therefore such area is no longer included in the gross leasable area as of March 31, 2012.

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

Property revenues. We had rental income and tenant reimbursements of approximately $10,426,000 for the three months ended March 31, 2012 as compared to $8,086,000 for the three months ended March 31, 2011, an increase of $2,340,000, or 29%. The three months ended March 31, 2012 included $2,330,000 in increased revenues from New Store operations. Same Store revenues increased $10,000 for the three months ended March 31, 2012 as compared to the same period in the prior year. Same Store average occupancy increased from 82.9% for the three months ended March 31, 2011 to 83.8% for the three months ended March 31, 2012, increasing Same Store revenue $23,000. The Same Store revenue rate per average leased square foot decreased $0.02 for the three months ended March 31, 2012 to $12.31 per average leased square foot as compared to the three months ended March 31, 2011 revenue rate per average leased square foot of $12.33, decreasing Same Store revenue $13,000.

Property expenses.  Our property expenses were approximately $3,662,000 and $2,974,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $688,000, or 23%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2012	2011	Change	% Change
Real estate taxes	$1,310	$1,020	$290	28%
Utilities	676	559	117	21%
Contract services	631	567	64	11%
Repairs and maintenance	377	289	88	30%
Bad debt	132	69	63	91%
Labor and other	536	470	66	14%
Total property expenses	$3,662	$2,974	$688	23%

Real estate taxes.  Real estate taxes increased $290,000, or 28%, during the three months ended March 31, 2012 as compared to the same period in 2011. Real estate taxes for New Store properties were approximately $273,000 for the three months ended March 31, 2012. Same Store real estate taxes increased approximately $17,000 during the three months ended March 31, 2012 as compared to the same period in 2011. We actively work to keep our valuations and resulting taxes low because most of these taxes are charged to our tenants through triple net leases and we strive to have these charges to our tenants be as low as possible.

Utilities. Utilities expense increased $117,000, or 21%, during the three months ended March 31, 2012 as compared to the same period in 2011. Utility expenses for New Store properties were approximately $77,000 for the three months ended March 31, 2012. Same Store utilities expense increased approximately $40,000 during the three months ended March 31, 2012 as compared to the same period in 2011. The majority of the Same Store increase is attributable to a new drainage utility fee with respect to our Houston properties charged by the City of Houston, which took effect July 1, 2011.

Contract services.  Contract services increased $64,000, or 11%, during the three months ended March 31, 2012 as compared to the same period in 2011. The increase in contract services expense included $75,000 in contract expenses for New Store properties for the three months ended March 31, 2012. Same Store contract service expenses decreased approximately $11,000 during the three months ended March 31, 2012 as compared to the same period in 2011.

Repairs and maintenance. Repairs and maintenance increased $88,000, or 30%, during the three months ended March 31, 2012 as compared to the same period in 2011. Repairs and maintenance for the three months ended March 31, 2012 included approximately $49,000 for New Store properties. Same Store repairs and maintenance increased approximately $39,000 during the three months ended March 31, 2012 as compared to the same period in 2011. The increase in Same Store repair cost was primarily attributable to roof repairs.

Bad debt.  Bad debt for the three months ended March 31, 2012 increased $63,000, or 91%, as compared to the same period in 2011. The increase in bad debt expense is primarily attributable to outstanding rent and fees owed by a former tenant at our South Richey property in Houston that occupied approximately 11,000 square feet. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other increased $66,000, or 14%, during the three months ended March 31, 2012, as compared to the same period in 2011. Labor and other for the three months ended March 31, 2012 included approximately $72,000 for New Store properties. Same store labor and other decreased approximately $6,000 during the three months ended March 31, 2012 as compared to the same period in 2011.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended March 31,
	Same Store		New Store		Total
	2012	2011	2012	2011	2012	2011
Property revenues	$8,096	$8,086	$2,330	$—	$10,426	$8,086
Property expenses	3,116	2,974	546	—	3,662	2,974
Property net operating income	$4,980	$5,112	$1,784	$—	$6,764	$5,112

Other expenses.  Our other expenses were $5,827,000 for the three months ended March 31, 2012, as compared to $4,795,000 for the three months ended March 31, 2011, an increase of $1,032,000, or 22%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2012	2011	Change	% Change
General and administrative	$1,641	$1,464	$177	12%
Depreciation and amortization	2,544	1,989	555	28%
Interest expense	1,712	1,402	310	22%
Interest, dividend and other investment income	(70)	(60)	(10)	(17)%
Total other expenses	$5,827	$4,795	$1,032	22%

General and administrative.  General and administrative expenses increased approximately $177,000, or 12%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increases in general and administrative expenses included increases in salaries and benefits of $211,000, accounting fees of $62,000 and other professional fees of $61,000, offset by a decrease in legal expenses of $128,000 and a decrease in other corporate expenses of $29,000. Salaries and benefits increased due to the addition of 7 full-time employees and increased health insurance, 401(k) and executive relocation costs. The majority of the employees were added to our regional office in Arizona as a result of our recent property acquisitions. Accounting fees were higher in the three months ended March 31, 2012 as compared to the same period in 2011 due to the timing of tax work and additional audit work requirements caused by our 2011 acquisition activity. Professional fees include increased costs related to our transfer agent and investor relations expenses. The decrease in legal and professional fees is primarily attributable to a $145,000 litigation settlement with a former tenant regarding damages to one of our properties.

Depreciation and amortization.  Depreciation and amortization increased $555,000, or 28%, for the three months ended March 31, 2012 as compared to the same period in 2011. Depreciation for improvements to Same Store properties increased $92,000 for the three months ended March 31, 2012 as compared to the same period in 2011, and amortization of capitalized loan fees increased $151,000. The increase in capitalized loan fees is the result of fees associated with our $125 million credit facility. Lease commissions and depreciation of corporate assets decreased $13,000 for the three months ended March 31, 2012 as compared to the same period in 2011. Depreciation for New Store properties was $325,000.

Interest expense. Interest expense increased $310,000, or 22%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in interest expense is comprised of approximately $393,000 in interest expense resulting from an approximate $28,699,000 increase in our average notes payable balance during the three months ended March 31, 2012 as compared to the same period 2011, offset by an $83,000 decrease in interest expense resulting from a decrease in the effective interest rate from 5.48% to 5.23% during three months ended March 31, 2012 as compared to the same period in 2011.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $10,000 for the three months ended March 31, 2012 as compared to the same period in 2011. The $10,000 increase is comprised of a $51,000 increase in dividend income offset by a $37,000 decrease in gains on sales of available-for-sale marketable securities and a $4,000 decrease in interest income.

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

FFO Core

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, legal and professional fees, gains and losses on insurance claim settlements and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2012	2011
FFO AND FFO-CORE
Net income attributable to Whitestone REIT	$793	$185
Depreciation and amortization of real estate assets	2,249	1,850
Loss on disposal of assets	12	18
Net income attributable to noncontrolling interests	67	61
FFO	3,121	2,114

Acquisition costs	64	1
Legal settlement	(131)	—
FFO-Core	$3,054	$2,115

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2012	2011

PROPERTY NET OPERATING INCOME ("NOI")

Net income attributable to Whitestone REIT	$793	$185
General and administrative expenses	1,641	1,464
Depreciation and amortization	2,544	1,989
Interest expense	1,712	1,402
Interest, dividend and other investment income	(70)	(60)
Provision for income taxes	65	53
Loss on disposal of assets	12	18
Net income attributable to noncontrolling interests	67	61
NOI	$6,764	$5,112

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain REIT status and satisfy our current quarterly distribution target of $0.2850 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.
     During the three months ended March 31, 2012, our cash provided from operating activities was $2,414,000 and our total distributions were $3,623,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $1,209,000. On February 27, 2012, we, through our Operating Partnership, entered into a new three-year $125 million unsecured revolving credit facility (the "Facility"), which we will use for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. The new Facility replaced our existing unsecured revolving credit facility. We anticipate that cash flows from operating activities and our borrowing capacity under the Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, issuances of common shares and OP units, sales of properties that no longer meet our Community Centered Property strategy and other financing opportunities, including debt financing. We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.
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
Our capital structure includes non-recourse mortgage debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $8,288,000 as of March 31, 2012, as compared to $5,695,000 on December 31, 2011.  The increase of $2,593,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $2,414,000 for the three months ended March 31, 2012;

•	Net proceeds of $6,956,000 from issuance of notes payable net of origination costs;

•	Proceeds from sales of marketable securities of $2,614,000;
Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $3,623,000;

•	Investments in marketable securities of $750,000;

•	Additions to real estate of $2,893,000;

•	Payments of exchange offer costs of $225,000 ;

•	Payments of loans of $713,000;

•	Payments of loan origination costs of $1,187,000.
     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2012	December 31, 2011
Fixed rate notes
$1.4 million 5.00% Note, due 2012	$1,335	$1,318
$14.1 million 5.695% Note, due 2013	14,062	14,110
$3.0 million 6.00% Note, due 2021 (1)	2,969	2,978
$10.0 million 6.04% Note, due 2014	9,281	9,326
$1.5 million 6.50% Note, due 2014	1,464	1,471
$11.2 million 6.52% Note, due 2015	10,726	10,763
$21.4 million 6.53% Notes, due 2013	19,363	19,524
$24.5 million 6.56% Note, due 2013	23,484	23,597
$9.9 million 6.63% Notes, due 2014	9,149	9,221
$0.5 million 3.25% Note, due 2012	18	23
Floating rate note
Unsecured line of credit LIBOR plus 2.75% to 3.75%, due 2015	18,000	11,000
$26.9 million LIBOR + 2.86% Note, due 2013	24,357	24,559
	$134,208	$127,890

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of March 31, 2012, our debt was collateralized by 26 properties with a carrying value of $144.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of March 31, 2012, we were in compliance with all loan covenants.

On February 27, 2012, we, through our Operating Partnership, entered into a three-year $125 million unsecured revolving credit facility (the “Facility”), with BMO Capital Markets, as sole lead arranger and sole book runner, Bank of Montreal, as administrative agent (the “Agent"), U.S. Bank National Association, as syndication agent, and Capital One, N.A. and Well Fargo Bank, National Association, as co-documentation agents. Also included in the lender group was MidFirst Bank. We intend to use the Facility for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio.

The Facility is unsecured and will mature on February 27, 2015. Borrowings under the Facility accrue interest (at the Operating Partnership's option) at a Base Rate or a Eurodollar Loan Rate plus an applicable margin based upon our then existing leverage. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) average rate quoted the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%. Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.

Whitestone will serve as the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, minimum property net operating income to total indebtedness and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, material misrepresentation of representations and warranties, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

As of March 31, 2012, we were in compliance with these covenants. As of March 31, 2012, $18.0 million was drawn on the Facility, and our borrowing capacity was $107 million, assuming use of the proceeds to acquire properties, or repayment of debt on properties, that are eligible to be included in the unsecured borrowing base.

Scheduled maturities of our debt as of March 31, 2012 were as follows (in thousands):

Amount Due
Year	(in thousands)

2012	$3,571
2013	80,321
2014	19,191
2015	28,315
2016	49
2017 and thereafter	2,761
Total	$134,208

Capital Expenditures

We continually evaluate our properties’ performance and value. We may determine it is in our shareholders’ best interest to invest capital in properties that we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to continue investing in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during the four quarters of 2011 and the quarter ended March 31, 2012 (in thousands, except per share data):

	Class A Common Shareholders		Class B Common Shareholders		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2012
First Quarter	$0.2850	$562	$0.2850	$2,760	$0.2850	$301	$3,623
Total	$0.2850	$562	$0.2850	$2,760	$0.2850	$301	$3,623

2011
Fourth Quarter	$0.2850	$807	$0.2850	$2,386	$0.2850	$430	$3,623
Third Quarter	0.2850	974	0.2850	2,141	0.2850	514	3,629
Second Quarter	0.2850	989	0.2850	1,132	0.2850	515	2,636
First Quarter	0.2850	989	0.2850	627	0.2850	515	2,131
Total	$1.1400	$3,759	$1.1400	$6,286	$1.1400	$1,974	$12,019

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of March 31, 2012 and December 31, 2011.

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

Fixed Interest Rate Debt

As of March 31, 2012, approximately 68% of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2012 of approximately 6.33% per annum with expirations ranging from 2012 to 2021 (see Note 6 to our accompanying consolidated financial statements for further detail). As of March 31, 2012, we had approximately $91.9 million of fixed rate debt outstanding. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $1.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2012, we had $42.4 million of loans, or approximately 32% of our outstanding debt, with floating interest rates of LIBOR + 2.75% to 3.75%. As of March 31, 2012, we did not have a fixed rate hedge in place, leaving $42.4 million subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our variable rate debt would result in a decrease or increase of annual net income of approximately $0.4 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2012 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	Exchange Offer

On December 9, 2011, we commenced an offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Exchange Offer”). The Exchange Offer expired on January 11, 2012, and 867,789 Class A common shares and 453,580 OP units were accepted for exchange.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

WHITESTONE REIT
Date:	May 10, 2012	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2012	/s/ David K. Holeman
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

10.1
Credit Agreement dated February 27, 2012 among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et al., as guarantors, the lenders party there to, and Bank of Montreal, as administrative agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 28, 2012)

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).
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