Form 10-Q
period 2012-09-30
Whitestone REIT
filed 2012-11-08
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 16,844,880 common shares, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$389,280	$292,360
Accumulated depreciation	(51,362)	(45,472)
Total real estate assets	337,918	246,888
Cash and cash equivalents	8,339	5,695
Marketable securities	1,373	5,131
Escrows and acquisition deposits	5,539	4,996
Accrued rents and accounts receivable, net of allowance for doubtful accounts	7,177	6,053
Unamortized lease commissions and loan costs	4,269	3,755
Prepaid expenses and other assets	1,271	975
Total assets	$365,886	$273,493

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$167,816	$127,890
Accounts payable and accrued expenses	11,099	9,017
Tenants' security deposits	2,846	2,232
Dividends and distributions payable	5,027	3,647
Total liabilities	186,788	142,786
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 16,839,609 and 11,437,855 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	15	10
Additional paid-in capital	223,007	158,127
Accumulated other comprehensive loss	(427)	(1,119)
Accumulated deficit	(51,686)	(41,060)
Total Whitestone REIT shareholders' equity	170,909	115,958
Noncontrolling interest in subsidiary	8,189	14,749
Total equity	179,098	130,707
Total liabilities and equity	$365,886	$273,493

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Property revenues
Rental revenues	$8,992	$7,086	$25,643	$20,462
Other revenues	2,626	1,705	7,388	4,485
Total property revenues	11,618	8,791	33,031	24,947

Property expenses
Property operation and maintenance	2,969	2,376	8,080	6,328
Real estate taxes	1,629	1,262	4,442	3,390
Total property expenses	4,598	3,638	12,522	9,718

Other expenses (income)
General and administrative	1,888	1,495	5,392	4,737
Depreciation and amortization	3,112	2,161	8,319	6,126
Interest expense	1,815	1,430	5,261	4,277
Interest, dividend and other investment income	(121)	(264)	(274)	(379)
Total other expense	6,694	4,822	18,698	14,761

Income before gain (loss) on sale or disposal of assets and income taxes	326	331	1,811	468

Provision for income taxes	(77)	(54)	(212)	(165)
Gain (loss) on sale or disposal of assets	(77)	1	(105)	(17)
Income before gain on sale of property	172	278	1,494	286

Gain on sale of property	—	397	—	397

Net income	172	675	1,494	683

Less: Net income attributable to noncontrolling interests	9	97	99	122

Net income attributable to Whitestone REIT	$163	$578	$1,395	$561

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic and Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.01	$0.05	$0.11	$0.07

Weighted average number of common shares outstanding:
Basic	13,842	10,797	12,409	8,285
Diluted	13,961	10,809	12,526	8,300

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.8550	$0.8550

Consolidated Statements of Comprehensive Income (Loss)

Net income	$172	$675	$1,494	$683

Other comprehensive gain (loss)

Unrealized loss on cash flow hedging activities	(9)	—	(9)	—
Unrealized gain (loss) on available-for-sale marketable securities	92	(1,672)	891	(1,881)

Comprehensive income (loss)	255	(997)	2,376	(1,198)

Less: Comprehensive income (loss) attributable to noncontrolling interests	14	(143)	158	(214)

Comprehensive income (loss) attributable to Whitestone REIT	$241	$(854)	$2,218	$(984)

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2011	11,438	$10	$158,127	$(41,060)	$(1,119)	$115,958	1,361	$14,749	$130,707

Exchange of noncontrolling interest OP units for common shares	575	—	6,224	—	(118)	6,106	(575)	(6,106)	—

Exchange offer costs	—	—	(334)	—	—	(334)	—	—	(334)

Issuance of shares, net of costs	4,830	5	58,674	—	(13)	58,666	—	13	58,679

Issuance of shares under dividend reinvestment plan	5	—	68	—	—	68	—	—	68

Share-based compensation	(8)	—	248	—	—	248	—	—	248

Distributions	—	—	—	(12,021)	—	(12,021)	—	(625)	(12,646)

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(9)	(9)	—	—	(9)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	832	832	—	59	891

Net income	—	—	—	1,395	—	1,395	—	99	1,494

Balance September 30, 2012	16,840	$15	$223,007	$(51,686)	$(427)	$170,909	786	$8,189	$179,098

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,494	$683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,255	5,701
Amortization of deferred loan costs	1,064	425
Amortization of notes payable discount	86	—
Gain on sale of marketable securities	(110)	(192)
Loss (gain) on sale or disposal of assets and properties	105	(380)
Bad debt expense	720	379
Share-based compensation	384	233
Changes in operating assets and liabilities:
Escrows and acquisition deposits	29	385
Accrued rents and accounts receivable	(1,876)	(959)
Unamortized lease commissions	(674)	(705)
Prepaid expenses and other assets	630	581
Accounts payable and accrued expenses	200	13
Tenants' security deposits	614	160
Net cash provided by operating activities	9,921	6,324

Cash flows from investing activities:
Acquisitions of real estate	(79,400)	(34,034)
Additions to real estate	(9,297)	(3,970)
Investments in marketable securities	(750)	(13,520)
Proceeds from sale of property	—	1,571
Proceeds from sales of marketable securities	5,509	7,252
Net cash used in investing activities	(83,938)	(42,701)

Cash flows from financing activities:
Distributions paid to common shareholders	(10,543)	(6,852)
Distributions paid to OP unit holders	(783)	(1,544)
Proceeds from issuance of common shares	58,679	59,667
Payments of exchange offer costs	(249)	—
Proceeds from notes payable	—	2,905
Proceeds from revolving credit facility, net	33,956	—
Repayments of notes payable	(2,853)	(2,356)
Payments of loan origination costs	(1,546)	(374)
Net cash provided by financing activities	76,661	51,446

Net increase in cash and cash equivalents	2,644	15,069
Cash and cash equivalents at beginning of period	5,695	17,591
Cash and cash equivalents at end of period	$8,339	$32,660

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,250	$4,271
Cash paid for taxes	$225	$215
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$523	$162
Financed insurance premiums	$856	$649
Value of shares issued under dividend reinvestment plan	$68	$—
Accrued offering costs	$85	$—
Acquired interest rate swap	$1,901	$—
Debt discount on acquired note payable	$(1,329)	$—
Value of common shares exchanged for OP units	$6,224	$—
Change in fair value of available-for-sale securities	$891	$(1,881)
Change in fair value of cash flow hedge	$(9)	$—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2011 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of September 30, 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2012, and the results of operations for the three and nine month periods ended September 30, 2012 and 2011, the consolidated statements of changes in equity for the nine month period ended September 30, 2012 and cash flows for the nine month periods ended September 30, 2012 and 2011.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Business.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland.  Whitestone serves as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  Whitestone currently conducts substantially all of its operations and activities through the Operating Partnership.  As the sole general partner of the Operating Partnership, Whitestone has the exclusive authority to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2012 and December 31, 2011, Whitestone owned and operated 50 and 45 commercial properties, respectively in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2012 and December 31, 2011, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the period.  Issuances of additional common shares of beneficial interest, par value $0.001 per share, in Whitestone (the "common shares") and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  These reclassifications had no effect on net income, total assets, total liabilities or equity. As of June 27, 2012, prior period Class A and Class B common shares have been consolidated into a single class of common shares. See additional discussion related to the reclassification in Note 10.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. We recognized gains on the sale of marketable securities of approximately $78,000 and $154,000 for the three months ended September 30, 2012 and 2011, respectively, and $110,000 and $192,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, our investment in available-for-sale marketable securities was approximately $1,373,000, which includes an aggregate unrealized loss of approximately $438,000.

Derivative Instruments and Hedging Activities. On August 8, 2012, as part of our acquisition of Paradise Plaza (see Note 15), we assumed a $9.2 million variable rate note (see Note 6). The note included an interest rate swap that had a fixed interest rate of 5.72%. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, is recognized directly in earnings. As of September 30, 2012, we consider our cash flow hedge to be highly effective. Our cash flow hedge is determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

As of September 30, 2012, the fair value our cash flow hedge was $1.8 million. For the three and nine months ended September 30, 2012, we recognized $9,000 as other comprehensive losses. For the three and nine months ended September 30, 2012, we did not recognize any portion of the cash flow hedge into earnings.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2012, approximately $47,000 and $50,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2012, approximately $135,000 and $113,000 in interest expense and real estate taxes, respectively, were capitalized. No interest expense or real estate taxes were capitalized during the three or nine months ended September 30, 2011.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $118,000 and $78,000 in share-based compensation for the three months ended September 30, 2012 and 2011, respectively, and we recognized $384,000 and $233,000 in share-based compensation for the nine months ended September 30, 2012 and 2011, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of September 30, 2012 and December 31, 2011. Available-for-sale securities consisted of the following (in thousands):

	September 30, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate common stock	$1,811	$—	$(438)	$1,373
Total available-for-sale securities	$1,811	$—	$(438)	$1,373

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Exchange-traded fund	$301	$—	$(37)	$264
Real estate sector mutual funds	351	—	(55)	296
Real estate common stock	5,808	—	(1,237)	4,571
Total available-for-sale securities	$6,460	$—	$(1,329)	$5,131

During the three and nine months ended September 30, 2012, available-for-sale securities were sold for total proceeds of $1,583,000 and $5,509,000, respectively. The gross realized gains and losses on these sales during the three months ended September 30, 2012 totaled $78,000 and $0, respectively, and the gross realized gains and losses on the sales during the nine months ended September 30, 2012 totaled $152,000 and $42,000, respectively. During the three and nine months ended September 30, 2011, available-for-sale securities were sold for total proceeds of $6,343,000 and $7,252,000, respectively. Gross realized gains or losses on the sales recognized during the three months ended September 30, 2011 were $263,000 and $109,000, respectively, and the gross realized gains and losses on the sales during the nine months ended September 30, 2011 totaled $302,000 and $110,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2012	December 31, 2011

Tenant receivables	$3,767	$1,914
Accrued rents and other recoveries	5,393	5,505
Allowance for doubtful accounts	(1,983)	(1,366)
Total	$7,177	$6,053

5. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2012	December 31, 2011

Leasing commissions	$5,378	$5,326
Deferred financing cost	4,463	2,916
Total cost	9,841	8,242
Less: leasing commissions accumulated amortization	(2,890)	(2,861)
Less: deferred financing cost accumulated amortization	(2,682)	(1,626)
Total cost, net of accumulated amortization	$4,269	$3,755

6. DEBT

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2012	December 31, 2011
Fixed rate notes
$1.4 million 5.00% Note, due 2012	$1,363	$1,318
$14.1 million 5.695% Note, due 2013	13,923	14,110
$3.0 million 6.00% Note, due 2021 (1)	2,952	2,978
$10.0 million 6.04% Note, due 2014	9,189	9,326
$1.5 million 6.50% Note, due 2014	1,451	1,471
$11.2 million 6.52% Note, due 2015	10,648	10,763
$21.4 million 6.53% Notes, due 2013	19,034	19,524
$24.5 million 6.56% Note, due 2013	23,254	23,597
$9.9 million 6.63% Notes, due 2014	9,001	9,221
$0.7 million 2.97% Note, due 2012	193	23
Floating rate notes
Unsecured line of credit, LIBOR plus 2.75% to 3.75%, due 2015	45,000	11,000
$9.2 million, Prime Rate less 2.00%, due 2017	7,861	—
$26.9 million, LIBOR plus 2.86% Note, due 2013	23,947	24,559
	$167,816	$127,890

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

As of September 30, 2012, our $122.6 million in secured debt was collateralized by 27 properties with a carrying value of $162.5 million.  Our loans contain restrictions that would require prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of September 30, 2012, we were in compliance with all loan covenants.

On August 8, 2012, we assumed a $9.2 million variable rate note as part of our acquisition of Paradise Plaza (See Note 15). The variable rate is based on the Prime Rate less 2.00% and matures on December 27, 2017. We consider the variable rate to be below-market and have imputed an interest rate of 4.13%, which we consider to be an appropriate market rate. As a result, we recorded a discount on the note of $1.3 million, which will amortize into interest expense over the life of the loan. See Note 2 to the accompanying consolidated financial statements for a discussion of the interest rate swap included with this note.

Our $125 million unsecured revolving credit facility (the “Credit Facility”), which is available to us for acquisitions of properties and and working capital, is our primary source of additional credit. As of September 30, 2012, $45.0 million was drawn on the Credit Facility, and our borrowing capacity was $80.0 million, assuming use of the proceeds to acquire properties, or repayment of debt on properties, that are eligible to be included in the unsecured borrowing base. The Credit Facility bears interest at LIBOR plus 2.75% to 3.75%, and matures on February 27, 2015. As of September 30, 2012, the interest rate was 3.00%.

We are the guarantor for funds borrowed by the Operating Partnership under the Credit Facility. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges, minimum property net operating income to total indebtedness and maintenance of net worth. The Credit Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, material misrepresentation of representations and warranties, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of September 30, 2012, we were in compliance with all covenants.

Scheduled maturities of our outstanding debt as of September 30, 2012 were as follows (in thousands):

Year	Amount Due

2012	$2,291
2013	80,292
2014	19,171
2015	55,317
2016	73
Thereafter	10,672
Total	$167,816

We will have approximately $14 million of debt maturing in June 2013 and approximately $66 million maturing in October and November 2013. The majority of this debt is with insurance companies and was entered into in late 2008. We have begun renewal discussions with our current lenders and expect to renew this debt with our current lenders or new lenders at rates and terms similar or better than our current rates and terms. We also have availability under our Credit Facility should we be unable to obtain similar or better financing from our current lenders or new lenders.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

7.  EARNINGS PER SHARE

Basic earnings per share for our common shareholders is calculated by dividing income from continuing operations excluding amounts attributable to unvested restricted shares and the net income attributable to non controlling interests by our weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income attributable to common shareholders excluding amounts attributable to unvested restricted shares and the net income attributable to non controlling interests by the weighted-average number of common shares including any dilutive unvested restricted shares.

Certain of our performance-based restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the three months ended September 30, 2012 and 2011, 786,191 and 1,814,569 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2012 and 2011, 886,407 and 1,814,569 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended September 30, 2012 and 2011, distributions of $45,000 and $53,000, respectively, were made to holders of certain restricted common shares, $40,000 and $49,000 of which were charged against earnings. For the nine months ended September 30, 2012 and 2011, distributions of $148,000 and $160,000, respectively, were made to holders of certain restricted common shares, $137,000 and $147,000 of which were charged against earnings. See Note 12 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(in thousands, except per share data)
Numerator:
Net income	$172	$675	$1,494	$683
Less: Net income attributable to noncontrolling interests	(9)	(97)	(99)	(122)
Distributions paid on unvested restricted shares	(5)	(4)	(11)	(13)
Undistributed earnings attributable to unvested restricted shares	—	—	—	—

Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$158	$574	$1,384	$548

Denominator:
Weighted average number of common shares - basic	13,842	10,797	12,409	8,285
Effect of dilutive securities:
Unvested restricted shares	119	12	117	15
Weighted average number of common shares - dilutive	13,961	10,809	12,526	8,300

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.01	$0.05	$0.11	$0.07
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.01	$0.05	$0.11	$0.07

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, "Income Taxes" (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended September 30, 2012 and 2011, we recognized $61,000 and $54,000 in margin tax provision, respectively, and for the nine months ended September 30, 2012 and 2011, we recognized $184,000 and $164,000, respectively.

9.  RELATED PARTY TRANSACTIONS

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of our Compensation Committee of our board of trustees, we entered into an arrangement with James C. Mastandrea, our Chairman, President and Chief Executive Officer, with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence. In May 2010, we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston. Since the engagement of the relocation firm, no offers on the home have been received. On August 6, 2012, upon the unanimous recommendation of our Compensation Committee to our board of trustees, the arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio was amended. The following summarizes the amended arrangement:

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

Equity Offering

On August 28, 2012, we completed the sale of 4,830,000 common shares, $0.001 par value per share, including 630,000 common shares pursuant to the exercise of the underwriters' over-allotment option, at a price to the public of $12.80 per share. Total net proceeds from the offering, including over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $58.7 million, which we intend to use for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

Operating Partnership Units
Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2012, we owned a 95.5% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of September 30, 2012 and December 31, 2011, there were 17,504,987 and 12,677,969 OP units outstanding, respectively.  We owned 16,718,796 and 11,317,042 OP units as of September 30, 2012 and December 31, 2011, respectively. The balance of the OP units is owned by third parties, including certain of our trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 94.6% and 85.7% for the three months ended September 30, 2012 and 2011, respectively, and 93.4% and 82.2% for the nine months ended September 30, 2012 and September 30, 2011, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2011 and the nine months ended September 30, 2012 (in thousands, except per share/unit data):

	Common Shares (1)		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2012
Third Quarter	$0.2850	$3,859	$0.2850	$224	$4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$0.8550	$10,543	$0.8550	$783	$11,326

2011
Fourth Quarter	$0.2850	$3,193	$0.2850	$430	$3,623
Third Quarter	0.2850	3,115	0.2850	514	3,629
Second Quarter	0.2850	2,121	0.2850	515	2,636
First Quarter	0.2850	1,616	0.2850	515	2,131
Total	$1.1400	$10,045	$1.1400	$1,974	$12,019

(1)	Effective June 27, 2012, each outstanding Class A common share was reclassified into one Class B common share, and the Class B common shares were redesignated as "common shares."

New York Stock Exchange Listing

On June 29, 2012, we transferred the listing of our common shares to the New York Stock Exchange under our existing ticker symbol "WSR." As a result of the transfer, we voluntarily delisted our common shares from the NYSE MKT LLC (“NYSE MKT”) effective June 28, 2012.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

See Note 16 for a description of our registration of additional common shares subsequent to the quarter ending September 30, 2012.

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

Executive Relocation.  On July 9, 2010, upon the unanimous recommendation of our Compensation Committee of our board of trustees, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence. In May 2010, we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston. Since the engagement of the relocation firm, no offers on the home have been received. On August 6, 2012, upon the unanimous recommendation of our Compensation Committee to our board of trustees, the arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio was amended. See Note 9 above for a description of the amendment to the arrangement with Mr. Mastandrea.

12.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Plan. On December 22, 2010, our board of trustees amended the 2008 Plan to allow for awards in or related to Class B common shares pursuant to the 2008 Plan. On June 27, 2012, our Class B common shares were redesignated as "common shares." The 2008 Plan, as amended, provides that awards may be made with respect to common shares of Whitestone or OP units, which may be converted into cash or, at our option, common shares of Whitestone. The maximum aggregate number of common shares that may be issued under the 2008 Plan is increased upon each issuance of common shares by Whitestone so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of common shares of Whitestone and OP units issued and outstanding (other than shares and/or OP units issued to or held by Whitestone).

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

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2012	504,023	$12.48
Granted	99,700	13.03
Vested	(15,041)	13.84
Forfeited	(46,302)	12.62
Non-vested as of September 30, 2012	542,380	12.53
Available for grant at September 30, 2012	1,882,240

(1)
The fair value of the common shares granted before trading of the common shares commenced on the NYSE MKT on August 26, 2010 were determined based on observable market transactions occurring near the date of the grants. The fair value of the common shares granted subsequent to August 26, 2010 was determined based on the fair value at the date of grant.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2012 and years ended December 31, 2011, 2010 and 2009 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine months ended September 30, 2012	99,700	$13.03	(15,041)	$208
Year ended December 31, 2011	—	—	(5,169)	80
Year ended December 31, 2010	31,858	14.09	(55,699)	695
Year ended December 31, 2009	600,731	12.37	—	—

Total compensation recognized in earnings for share-based payments was $118,000 and $78,000 for the three months ended September 30, 2012 and 2011, respectively, and $384,000 and $233,000 for the nine months ended September 30, 2012 and 2011, respectively. With the acquisitions during the three months ended September 30, 2012 (see Note 15), we expect additional performance-based shares to vest due to the achievement of certain Company-wide performance goals. As a result, at September 30, 2012, there was approximately $1,376,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which is expected to vest over a period of fifteen months and approximately $90,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted-average period of approximately one year. The fair value of the shares granted during the nine months ended September 30, 2012 was determined using quoted prices available on the date of grant.

13. GRANTS TO TRUSTEES
On May 22, 2012, each of our four independent trustees was granted 1,500 common shares, which vested immediately. The 6,000 common shares granted to our four independent trustees had a grant date fair value of $13.03 per share. On June 25, 2012, two of our independent trustees elected to receive a total of 915 common shares with a grant date fair value of $13.39 in lieu of cash for board fees. The fair value of the shares granted during the nine months ended September 30, 2012 was determined using quoted prices available on the date of grant.

14. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

15. REAL ESTATE

Property Acquisitions. On September 21, 2012, we acquired Village Square at Dana Park, a property that meets our Community Centered Property strategy, for approximately $46.5 million in cash and net prorations. The 310,979 square foot center was 71% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona. In the same purchase, we also acquired an adjacent development parcel of 4.7 acres for approximately $4.0 million in cash.

On September 21, 2012, we acquired Fountain Square, a property that meets our Community Centered Property strategy, for approximately $15.4 million in cash and net prorations. The 118,209 square foot property was 76% leased at the time of purchase and is located in Scottsdale, Arizona.

On August 8, 2012, we acquired Paradise Plaza, a property that meets our Community Centered Property strategy, for approximately $16.3 million, including the assumption of a $9.2 million non-recourse loan, and cash of $7.1 million. Paradise Plaza was 100% occupied at the time of purchase with 125,898 of square feet of gross leasable area, and is located in Paradise Valley, Arizona, a suburb of Phoenix.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II, or Pinnacle Phase II, a 4.45 acre parcel of developed land adjacent to Pinnacle, described below, for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road, in North Scottsdale, Arizona and the potential for additional retail and office development.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale, or Pinnacle, a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million that is secured by the property, and cash of $14.7 million. Pinnacle is a 100% occupied Class A Community Center with 113,108 square feet of gross leasable area in North Scottsdale, Arizona.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

16. SUBSEQUENT EVENTS

On October 9, 2012, we filed a prospectus supplement, relating to our effective universal shelf registration statement on Form S-3, covering the issuance of up to 786,191 of our common shares, par value $0.001 per share, to certain holders of OP units in the Operating Partnership. The OP units may be issued to the extent that OP unit holders tender their OP units for redemption in accordance with the terms of the limited partnership agreement of the Operating Partnership and we elect, at our sole discretion, to issue common shares to the tendering OP unit holders.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2011.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011, as previously filed with the Securities and Exchange Commission ("SEC") and of this Report below.

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

As of September 30, 2012, we owned and operated 50 commercial properties consisting of:

Operating Portfolio

•	twenty-four retail centers containing approximately 1.8 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $170.2 million;

•	seven office centers containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $43.3 million; and

•	eleven office/flex centers containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $40.1 million.
Redevelopment, New Acquisitions Portfolio

•
five retail Community Centered Properties containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $77.2 million; and

•	three parcels of land held for future development having a total carrying value of $7.1 million.
As of September 30, 2012, we had a total of 1,051 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.2% of our annualized rental revenues for the nine months ended September 30, 2012.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 245 new and renewal leases during the nine months ended September 30, 2012, totaling approximately 493,000 square feet and approximately $24.0 million in total lease value.  This compares to 224 new and renewal leases totaling approximately 636,000 square feet and approximately $25.1 million in total lease value during the same period in 2011.

We employed 59 full-time employees as of September 30, 2012.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $11.6 million and $8.8 million for the three months ended September 30, 2012 and 2011, respectively, and $33.0 million and $24.9 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2012, approximately 29% of our gross leasable area was subject to leases that expire prior to December 31, 2013.  Over the last two years, we have renewed leases covering approximately 75% of our square footage as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  In the markets in which we operate, we obtain and analyze market rental rates by reviewing third-party publications, which provide market and submarket rental rate data, and by inquiring of property owners and property management companies as to rental rates being quoted at properties located in close proximity to our properties that we believe display similar physical attributes as our properties. We utilize this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  During the year ended December 31, 2011, our revenue rate per square foot for new and renewal comparable spaces increased 1% when compared to the expiring revenue rate per square foot for the previous leases in the same spaces.  As such, we expect to renew our leases expiring in the near term at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay dividends to our shareholders.

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

On September 21, 2012, we acquired Village Square at Dana Park, a property that meets our Community Centered Property strategy, for approximately $46.5 million in cash and net prorations. The 310,979 square foot center was 71% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona. In the same purchase, we also acquired an adjacent development parcel of 4.7 acres for approximately $4.0 million in cash.

On September 21, 2012, we acquired Fountain Square, a property that meets our Community Centered Property strategy, for approximately $15.4 million in cash and net prorations. The 118,209 square foot property was 76% leased at the time of purchase and is located in Scottsdale, Arizona.

On August 8, 2012, we acquired Paradise Plaza, a property that meets our Community Centered Property strategy, for approximately $16.3 million, including the assumption of a $9.2 million non-recourse loan, and cash of $7.1 million. Paradise Plaza was 100% occupied at the time of purchase with 125,898 of square feet of gross leasable area, and is located in Paradise Valley, Arizona, a suburb of Phoenix.

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

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II, or Pinnacle Phase II, a 4.45 acre parcel of developed land adjacent to Pinnacle, described below, for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road, in North Scottsdale, Arizona and the potential for additional retail and office development.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale, or Pinnacle, a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million that is secured by the property, and cash of $14.7 million. Pinnacle is a 100% occupied Class A Community Center with 113,108 square feet of gross leasable area in North Scottsdale, Arizona.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the nine months ended September 30, 2012.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table provides a summary comparison of our results of operations for the three months ended September 30, 2012 and 2011 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended September 30,
	2012	2011
Number of properties owned and operated	50	41
Aggregate gross leasable area (sq. ft.)(1)	4,195,924	3,428,844
Ending occupancy rate - operating portfolio(2)	87%	86%
Ending occupancy rate - all properties	85%	84%

Total property revenues	$11,618	$8,791
Total property expenses	4,598	3,638
Total other expenses	6,694	4,822
Provision for income taxes	77	54
Gain (loss) on disposal of assets	77	(1)
Income before gain on sale of property	172	278
Gain on sale of property	—	397
Net income	172	675
Less: Net income attributable to noncontrolling interests	9	97
Net income attributable to Whitestone REIT	$163	$578

Funds from operations (3)	$2,906	$2,210
Property net operating income (4)	7,020	5,153
Distributions paid on common shares and OP units	4,083	3,629
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a % of funds from operations	141%	164%

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

Property revenues. We had rental income and tenant reimbursements of approximately $11,618,000 for the three months ended September 30, 2012 as compared to $8,791,000 for the three months ended September 30, 2011, an increase of $2,827,000, or 32%. The three months ended September 30, 2012 included $2,458,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the the period being compared. For purposes of comparing the three months ended September 30, 2012 to the three months ended September 30, 2011, New Stores include properties acquired between July 1, 2011 and September 30, 2012. Same Store revenues increased $369,000 for the three months ended September 30, 2012 as compared to the same period in the prior year. We define "Same Stores" as properties that were owned at the beginning of the period being compared. For purposes of comparing the three months ended September 30, 2012 to the three months ended September 30, 2011, Same Stores include properties owned before July 1, 2011. Same Store average occupancy increased from 81.8% for the three months ended September 30, 2011 to 85.0% for the three months ended September 30, 2012, increasing Same Store revenue $321,000. The Same Store average revenue per leased square foot increased $0.07 for the three months ended September 30, 2012 to $12.72 per leased square foot as compared to the average revenue per leased square foot of $12.65 for the three months ended September 30, 2011, resulting in an increase of Same Store revenues of $48,000.

Property expenses.  Our property expenses were approximately $4,598,000 for the three months ended September 30, 2012 as compared to $3,638,000 for the three months ended September 30, 2011, an increase of $960,000, or 26%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	Change	% Change
Real estate taxes	$1,629	$1,262	$367	29%
Utilities	810	678	132	19%
Contract services	657	594	63	11%
Repairs and maintenance	476	396	80	20%
Bad debt	362	165	197	119%
Labor and other	664	543	121	22%
Total property expenses	$4,598	$3,638	$960	26%

Real estate taxes.  Real estate taxes increased $367,000, or 29%, during the three months ended September 30, 2012 as compared to the same period in 2011. Real estate taxes for New Store properties were approximately $360,000 for the three months ended September 30, 2012. Same Store real estate taxes increased approximately $7,000 during the three months ended September 30, 2012 as compared to the same period in 2011. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $132,000, or 19%, during the three months ended September 30, 2012 as compared to the same period in 2011. Utilities expenses for New Store properties were approximately $99,000 for the three months ended September 30, 2012. Same Store utilities expenses increased approximately $33,000 during the three months ended September 30, 2012 as compared to the same period in 2011. The majority of the Same Store increase was attributable to water and drainage fees charged to our Houston properties by the City of Houston.

Contract services.  Contract services increased $63,000, or 11%, during the three months ended September 30, 2012 as compared to the same period in 2011. The increase in contract services expenses included $77,000 in contract expenses increases for New Store properties for the three months ended September 30, 2012. Same Store contract service expenses decreased approximately $14,000 during the three months ended September 30, 2012 as compared to the same period in 2011.

Repairs and maintenance. Repairs and maintenance expenses increased $80,000, or 20%, during the three months ended September 30, 2012 as compared to the same period in 2011. Repairs and maintenance expenses for the three months ended September 30, 2012 included approximately $150,000 in increases for New Store properties. Same Store repairs and maintenance expenses decreased approximately $70,000 during the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in Same Store repair expenses was primarily attributable to parking lot repairs completed during 2011.

Bad debt.  Bad debt expenses increased $197,000, or 119%, during the three months ended September 30, 2012 as compared to the same period in 2011. Bad debt expenses for the three months ended September 30, 2012 included approximately $63,000 in increases for New Store properties. Same Store bad debt increased approximately $134,000 during the three months ended September 30, 2012 as compared to the same period in 2011. The Same Store increase in bad debt expenses was primarily attributable to outstanding rent and fees owed by several tenants in our Texas market. We are currently evaluating collection options ranging from downsizing the tenants to possible lockouts. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $121,000, or 22%, during the three months ended September 30, 2012 as compared to the same period in 2011. Labor and other expenses for the three months ended September 30, 2012 included approximately $51,000 in increased cost for New Store properties. Same Store labor and other expenses increased approximately $70,000 during the three months ended September 30, 2012 as compared to the same period in 2011. The increase in Same Store labor and other cost was primarily attributable to increased insurance rates and labor allocated for repairs and maintenance and was offset by lower non-recoverable repair costs.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended September 30,
	Same Store		New Store		Total
	2012	2011	2012	2011	2012	2011
Property revenues	$8,789	$8,420	$2,829	$371	$11,618	$8,791
Property expenses	3,736	3,575	862	63	4,598	3,638
Property net operating income	$5,053	$4,845	$1,967	$308	$7,020	$5,153

Other expenses.  Our other expenses were $6,694,000 for the three months ended September 30, 2012, as compared to $4,822,000 for the three months ended September 30, 2011, an increase of $1,872,000, or 39%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	Change	% Change
General and administrative	$1,888	$1,495	$393	26%
Depreciation and amortization	3,112	2,161	951	44%
Interest expense	1,815	1,430	385	27%
Interest, dividend and other investment income	(121)	(264)	143	(54)%
Total other expenses	$6,694	$4,822	$1,872	39%

General and administrative.  General and administrative expenses increased approximately $393,000, or 26%, for the three months ended September 30, 2012 as compared to the same period in 2011. The increases in general and administrative expenses included increases in legal fees of $187,000, increases in acquisition expenses of $151,000, increases in share-based compensation of $52,000 and $3,000 in other increases. The majority of the increase in legal expense is attributable to a $190,000 settlement we received from litigation with a former tenant regarding damages to our properties during the three months ended September 30, 2011 that did not repeat during the three months ended September 30, 2012. The increase in acquisition expenses is due to acquisition-related costs for our acquisitions of Paradise Plaza, Fountain Square and Village Square at Dana Park during the three months ended September 30, 2012. The increase in share-based compensation is due to expense related to additional employee grants and expenses related to the expected vesting of performance-based shares. As of September 30, 2012, there was approximately $1,380,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which is expected to to vest over a period of fifteen months and approximately $90,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted-average period of approximately one year.

Depreciation and amortization.  Depreciation and amortization increased $951,000, or 44%, for the three months ended September 30, 2012 as compared to the same period in 2011. Depreciation for improvements to Same Store properties increased $328,000 for the three months ended September 30, 2012 as compared to the same period in 2011, and amortization of capitalized loan fees increased $233,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments, most notably at our Windsor and Lion Square locations, and the increase in amortization of capitalized loan fees is the result of fees associated with our Credit Facility (as defined below). Lease commissions and depreciation of corporate assets increased $14,000 for the three months ended September 30, 2012 as compared to the same period in 2011. Depreciation for New Store properties increased $376,000.

Interest expense. Interest expense increased $385,000, or 27%, for the three months ended September 30, 2012 as compared to the same period in 2011. The increase in interest expense is comprised of approximately $715,000 in interest expense resulting from an approximate $51,292,000 increase in our average notes payable balance during the three months ended September 30, 2012 as compared to the same period 2011, offset by a $330,000 decrease in interest expense resulting from a decrease in the effective interest rate from 5.57% to 4.72% during three months ended September 30, 2012 as compared to the same period in 2011.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $143,000, or 54%, for the three months ended September 30, 2012 as compared to the same period in 2011. The $143,000 decrease is comprised of a $58,000 decrease in dividend income, a $75,000 decrease in gains on sales of available-for-sale marketable securities and a $10,000 decrease in interest income.

Results of Operations

Comparison of the Nine Month Periods Ended September 30, 2012 and 2011

The following table provides a summary comparison of our results of operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands, except per share and OP unit amounts):

	Nine Months Ended September 30,
	2012	2011
Number of properties owned and operated	50	41
Aggregate gross leasable area (sq. ft.)(1)	4,195,924	3,428,844
Ending occupancy rate - operating portfolio(2)	87%	86%
Ending occupancy rate - all properties	85%	84%

Total property revenues	$33,031	$24,947
Total property expenses	12,522	9,718
Total other expenses	18,698	14,761
Provision for income taxes	212	165
Gain (loss) on disposal of assets	105	17
Income before gain on sale of property	1,494	286
Gain on sale of property	—	397
Net income	1,494	683
Less: Net income attributable to noncontrolling interests	99	122
Net income attributable to Whitestone REIT	$1,395	$561

Funds from operations (3)	$8,759	$5,913
Property net operating income (4)	20,509	15,229
Distributions paid on common shares and OP units	11,326	8,396
Distributions per common share and OP unit	$0.8850	$0.8850
Distributions paid as a % of funds from operations	129%	142%

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

Property revenues. We had rental income and tenant reimbursements of approximately $33,031,000 for the nine months ended September 30, 2012 as compared to $24,947,000 for the nine months ended September 30, 2011, an increase of $8,084,000, or 32%. The nine months ended September 30, 2012 included $7,342,000 in increased revenues from New Store operations. For purposes of comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011, New Stores include properties acquired between January 1, 2011 and September 30, 2012. Same Store revenues increased $742,000 for the nine months ended September 30, 2012 as compared to the same period in the prior year. For purposes of comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011, Same Stores include properties owned before January 1, 2011. Same Store average occupancy increased from 84.0% for the nine months ended September 30, 2011 to 84.5% for the nine months ended September 30, 2012, increasing Same Store revenue $344,000. The Same Store average revenue per leased square foot increased $0.30 for the nine months ended September 30, 2012 to $12.53 per leased square foot as compared to the nine months ended September 30, 2011 average revenue per leased square foot of $12.23, resulting in an increase of Same Store revenues of $398,000.

Property expenses.  Our property expenses were approximately $12,522,000 for the nine months ended September 30, 2012 as compared to $9,718,000 for the nine months ended September 30, 2011, an increase of $2,804,000, or 29%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
	2012	2011	Change	% Change
Real estate taxes	$4,442	$3,390	$1,052	31%
Utilities	2,199	1,823	376	21%
Contract services	1,959	1,724	235	14%
Repairs and maintenance	1,335	945	390	41%
Bad debt	720	379	341	90%
Labor and other	1,867	1,457	410	28%
Total property expenses	$12,522	$9,718	$2,804	29%

Real estate taxes.  Real estate taxes increased $1,052,000, or 31%, during the nine months ended September 30, 2012 as compared to the same period in 2011. Real estate taxes for New Store properties were approximately $905,000 for the nine months ended September 30, 2012. Same Store real estate taxes increased approximately $147,000 during the nine months ended September 30, 2012 as compared to the same period in 2011. The primary reason for the increases in Same Store taxes were increases in 2011 property values of several of our Houston properties that were under dispute with the taxing authority. Approximately $100,000 of the increase related to 2011 valuations, which will not repeat in future periods. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $376,000, or 21%, during the nine months ended September 30, 2012 as compared to the same period in 2011. Utilities expenses for New Store properties were approximately $261,000 for the nine months ended September 30, 2012. Same Store utilities expenses increased approximately $115,000 during the nine months ended September 30, 2012 as compared to the same period in 2011. The majority of the Same Store increase was attributable to a new drainage utility fee with respect to our Houston properties charged by the City of Houston, which took effect July 1, 2011.

Contract services.  Contract services expenses increased $235,000, or 14%, during the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in contract services expenses included $210,000 in contract expense increases for New Store properties for the nine months ended September 30, 2012. Same Store contract service expenses increased approximately $25,000 during the nine months ended September 30, 2012 as compared to the same period in 2011.

Repairs and maintenance. Repairs and maintenance expenses increased $390,000, or 41%, during the nine months ended September 30, 2012 as compared to the same period in 2011. Repairs and maintenance expenses for the nine months ended September 30, 2012 included approximately $325,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $65,000 during the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in Same Store repair expenses was primarily attributable to routine roof repairs completed in 2012.

Bad debt.  Bad debt expenses increased $341,000, or 90%, during the nine months ended September 30, 2012 as compared to the same period in 2011. Bad debt expenses for the nine months ended September 30, 2012 included approximately $124,000 in increases for New Store properties. Same Store bad debt expenses increased approximately $217,000 during the nine months ended September 30, 2012 as compared to the same period in 2011. The Same Store increase in bad debt expenses was primarily attributable to outstanding rent and fees owed by several tenants in our Texas market. We are currently evaluating collection options ranging from downsizing the tenants to possible lockouts. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $410,000, or 28%, during the nine months ended September 30, 2012, as compared to the same period in 2011. Labor and other expenses for the nine months ended September 30, 2012 included approximately $185,000 in increased cost for New Store properties. Same store labor expenses and other increased approximately $225,000 during the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in Same Store labor and other expenses was primarily attributable to increased insurance rates and labor allocated for repairs and maintenance.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2012	2011	2012	2011	2012	2011
Property revenues	$24,952	$24,210	$8,079	$737	$33,031	$24,947
Property expenses	10,249	9,455	2,273	263	12,522	9,718
Property net operating income	$14,703	$14,755	$5,806	$474	$20,509	$15,229

Other expenses.  Our other expenses were $18,698,000 for the nine months ended September 30, 2012, as compared to $14,761,000 for the nine months ended September 30, 2011, an increase of $3,937,000, or 27%.  The primary components of other expenses, are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
	2012	2011	Change	% Change
General and administrative	$5,392	$4,737	$655	14%
Depreciation and amortization	8,319	6,126	2,193	36%
Interest expense	5,261	4,277	984	23%
Interest, dividend and other investment income	(274)	(379)	105	(28)%
Total other expenses	$18,698	$14,761	$3,937	27%

General and administrative.  General and administrative expenses increased approximately $655,000, or 14%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The increases in general and administrative expenses included increases in salaries and benefits of $304,000, an employee separation cost of $107,000, share-based compensation costs of $151,000 and acquisition, accounting and other professional fees of $367,000 offset by a decrease in legal expenses of $226,000. The majority of the share-based compensation cost is from an annual grant of common shares to the independent members of our board of trustees, additional employee grants and expenses related to the expected vesting of performance-based shares. As of September 30, 2012, there was approximately $1,380,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which is expected to to vest over a period of fifteen months and approximately $90,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted-average period of approximately one year. The decrease in legal and professional fees is primarily attributable to litigation costs incurred in 2011 with a former tenant regarding damages to one of our properties.

Depreciation and amortization.  Depreciation and amortization increased $2,193,000, or 36%, for the nine months ended September 30, 2012 as compared to the same period in 2011. Depreciation for improvements to Same Store properties increased $463,000 for the nine months ended September 30, 2012 as compared to the same period in 2011, and amortization of capitalized loan fees increased $638,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments, most notably at our Windsor and Lion Square locations, and the increase in amortization of capitalized loan fees is the result of fees associated with our Credit Facility (as defined below). Lease commissions and depreciation of corporate assets increased $14,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. Depreciation for New Store properties was $1,078,000.

Interest expense. Interest expense increased $984,000, or 23%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in interest expense is comprised of approximately $1,669,000 in interest expense resulting from an approximate $39,995,000 increase in our average notes payable balance during the nine months ended September 30, 2012 as compared to the same period 2011, offset by a $685,000 decrease in interest expense resulting from a decrease in the effective interest rate from 5.56% to 4.92% during nine months ended September 30, 2012 as compared to the same period in 2011.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $105,000, or 28%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The $105,000 decrease is comprised of a $1,000 decrease in dividend income, a $82,000 decrease in gains on sales of available-for-sale marketable securities and a $22,000 decrease in interest income.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
FFO AND FFO-CORE
Net income attributable to Whitestone REIT	$163	$578	$1,395	$561
Depreciation and amortization of real estate assets	2,657	1,933	7,160	5,610
(Gain) loss on sale or disposal of assets	77	(398)	105	(380)
Net income attributable to noncontrolling interests	9	97	99	122
FFO	2,906	2,210	8,759	5,913

Acquisition costs	338	185	532	327
Legal settlement	—	(103)	(131)	254
FFO-Core	$3,244	$2,292	$9,160	$6,494

Property Net Operating Income ("NOI")

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliations to net income (loss), which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
PROPERTY NET OPERATING INCOME

Net income attributable to Whitestone REIT	$163	$578	$1,395	$561
General and administrative expenses	1,888	1,495	5,392	4,737
Depreciation and amortization	3,112	2,161	8,319	6,126
Interest expense	1,815	1,430	5,261	4,277
Interest, dividend and other investment income	(121)	(264)	(274)	(379)
Provision for income taxes	77	54	212	165
Loss on disposal of assets	77	(1)	105	17
Gain on sale of property	—	(397)	—	(397)
Net income attributable to noncontrolling interests	9	97	99	122
NOI	$7,020	$5,153	$20,509	$15,229

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
     During the nine months ended September 30, 2012, our cash provided from operating activities was $9,921,000 and our total distributions were $11,326,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $1,405,000. On February 27, 2012, we, through our Operating Partnership, entered into our new three-year $125 million unsecured revolving credit facility (the "Credit Facility"), which we use for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. The Credit Facility replaced our previous unsecured revolving credit facility. We anticipate that cash flows from operating activities and our borrowing capacity under the Credit Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.
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
We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through equity issuances and debt financing.
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

On August 28, 2012, we completed the sale of 4,830,000 common shares, $0.001 par value per share, including 630,000 common shares pursuant to the exercise of the underwriters' over-allotment option, at a price to the public of $12.80 per share. Total net proceeds from the offering, including over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $58.7 million, which we intend to use for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.
Our capital structure includes non-recourse mortgage debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $8,339,000 as of September 30, 2012, as compared to $5,695,000 on December 31, 2011.  The increase of $2,644,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $9,921,000 for the nine months ended September 30, 2012;

•	Net proceeds of $33,956,000 from our revolving credit facility, net of origination costs;

•	Net proceeds of $58,679,000 from issuance of common shares;

•	Proceeds from sales of marketable securities of $5,509,000;
Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $11,326,000;

•	Investments in marketable securities of $750,000;

•	Acquisitions of real estate of $79,400,000;

•	Additions to real estate of $9,297,000;

•	Payments of exchange offer costs of $249,000;

•	Payments of notes payable of $2,853,000;

•	Payments of loan origination costs of $1,546,000.
     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2012	December 31, 2011
Fixed rate notes
$1.4 million 5.00% Note, due 2012	$1,363	$1,318
$14.1 million 5.695% Note, due 2013	13,923	14,110
$3.0 million 6.00% Note, due 2021 (1)	2,952	2,978
$10.0 million 6.04% Note, due 2014	9,189	9,326
$1.5 million 6.50% Note, due 2014	1,451	1,471
$11.2 million 6.52% Note, due 2015	10,648	10,763
$21.4 million 6.53% Notes, due 2013	19,034	19,524
$24.5 million 6.56% Note, due 2013	23,254	23,597
$9.9 million 6.63% Notes, due 2014	9,001	9,221
$0.7 million 2.97% Note, due 2012	193	23
Floating rate notes
Unsecured line of credit, LIBOR plus 2.75% to 3.75%, due 2015	45,000	11,000
$9.2 million, Prime Rate less 2.00%, due 2017	7,861	—
$26.9 million, LIBOR plus 2.86% Note, due 2013	23,947	24,559
	$167,816	$127,890

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

As of September 30, 2012, our $122.6 million in secured debt was collateralized by 27 properties with a carrying value of $162.5 million.  Our loans contain restrictions that would require prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of September 30, 2012, we were in compliance with all loan covenants.

On August 8, 2012, we assumed a $9.2 million variable rate note as part of our acquisition of Paradise Plaza (See Note 15 to the accompanying consolidated financial statements). The variable rate is based on the Prime Rate less 2.00% and matures on December 27, 2017. As part of the purchase, we recorded a discount on the note of $1.3 million, which will amortize into interest expense over the life of the loan.

The Credit Facility, which is available to us for acquisitions of properties and and working capital, is our primary source of additional credit. As of September 30, 2012, $45.0 million was drawn on the Credit Facility, and our borrowing capacity was $80.0 million, assuming use of the proceeds to acquire properties, or repayment of debt on properties, that are eligible to be included in the unsecured borrowing base. The Credit Facility bears interest at LIBOR plus 2.75% to 3.75%, and matures on February 27, 2015. As of September 30, 2012, the interest rate was 3.00%.

We are the guarantor for funds borrowed by the Operating Partnership under the Credit Facility. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges, minimum property net operating income to total indebtedness and maintenance of net worth. The Credit Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, material misrepresentation of representations and warranties, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of September 30, 2012, we were in compliance with all covenants.

Scheduled maturities of our outstanding debt as of September 30, 2012 were as follows (in thousands):

Year	Amount Due

2012	$2,291
2013	80,292
2014	19,171
2015	55,317
2016	73
Thereafter	10,672
Total	$167,816

We will have approximately $14 million of debt maturing in June 2013 and approximately $66 million maturing in October and November 2013. The majority of this debt is with insurance companies and was entered into in late 2008. We have begun renewal discussions with our current lenders and expect to renew this debt with our current lenders or new lenders at rates and terms similar or better than our current rates and terms. We also have availability under our Credit Facility should we be unable to obtain similar or better financing from our current lenders or new lenders.

Capital Expenditures

We continually evaluate our properties’ performance and value. We may determine it is in our shareholders’ best interest to invest capital in properties that we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to continue investing in similar properties outside of the markets on which we focus in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Contractual Obligations

During the three months ended September 30, 2012, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2011 and the nine months ended September 30, 2012 (in thousands, except per share data):

	Common Shares (1)		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2012
Third Quarter	$0.2850	$3,859	$0.2850	$224	$4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$0.8550	$10,543	$0.8550	$783	$11,326

2011
Fourth Quarter	$0.2850	$3,193	$0.2850	$430	$3,623
Third Quarter	0.2850	3,115	0.2850	514	3,629
Second Quarter	0.2850	2,121	0.2850	515	2,636
First Quarter	0.2850	1,616	0.2850	515	2,131
Total	$1.1400	$10,045	$1.1400	$1,974	$12,019

(1)
Effective June 27, 2012, each outstanding Class A common share was reclassified into one Class B common share, and the Class B common shares were redesignated as "common shares." See Note 10 to the accompanying consolidated financial statements.

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of September 30, 2012 and December 31, 2011.

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

Fixed Interest Rate Debt

As of September 30, 2012, approximately 59% of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2012 of approximately 6.32% per annum with expirations ranging from 2012 to 2021 (see Note 6 to our accompanying consolidated financial statements for further detail). As of September 30, 2012, we had approximately $98.9 million of fixed rate debt outstanding. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $1.2 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2012, we had $68.9 million of loans, or approximately 41% of our outstanding debt, subject to floating interest rates of LIBOR plus 2.75% to 3.75%. As of September 30, 2012, we had a fixed rate hedge on $7.9 million of variable rate debt, which is not subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.7 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2012 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

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

WHITESTONE REIT
Date:	November 7, 2012	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2012	/s/ David K. Holeman
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

10.1
Summary of Relocation Arrangement, as amended, between Whitestone REIT and James C. Mastandrea, as of August 6, 2012 (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 9, 2012)

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

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