Form 10-K
period 2012-12-31
Whitestone REIT
filed 2013-03-13
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-34855
______________________________

WHITESTONE REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	76-0594970
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

2600 South Gessner, Suite 500, Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 827-9595
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $163,615,328 based on the closing price of common shares of $13.81 per share as reported on the New York Stock Exchange.
As of March 11, 2013, the registrant had 16,991,629 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2013 Annual Meeting of Shareholders to be filed subsequently with the Securities and Exchange Commission.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2012

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	55

	SIGNATURES.	56

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Whitestone REIT and its consolidated subsidiaries.

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

We are internally managed and, as of December 31, 2012, we owned a real estate portfolio of 51 properties containing approximately 4.3 million square feet of gross leasable area, located in Texas, Arizona and Illinois.  Our property portfolio has a gross book value of approximately $410 million and book equity, including noncontrolling interests, of approximately $173 million as of December 31, 2012.

Our common shares of beneficial interest, par value $0.001 per share, are currently traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "WSR."  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com.

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

◦
Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston.

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

◦
Capitalizing on Availability of Distressed Assets. We believe that during the next several years there will continue to be excellent opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire distressed assets directly from owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. Many of these assets may benefit from our corporate strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies, and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

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

•
Prudent Management of Capital Structure. We currently have 24 properties that are not mortgaged. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is less than 60%. As of December 31, 2012, our ratio of total indebtedness to undepreciated book value of real estate assets was 47%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2012, we owned a 96.1% interest in the Operating Partnership.

As of December 31, 2012, we owned a real estate portfolio consisting of 51 properties located in three states.  As of December 31, 2012 and 2011, our Operating Portfolio Occupancy Rate was 87% based on gross leasable area. We define Operating Portfolio Occupancy Rate as physical occupancy on all properties, excluding (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redeveloping or re-tenanting.

We take a very hands-on approach to ownership, and directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under long-term leases.  For the year ended December 31, 2012, our total revenues were approximately $46.6 million.  Approximately 62% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

As of December 31, 2012, we had two properties that when combined, accounted for more than 10% of total gross revenue and real estate assets.  Uptown Tower is an office building located in Dallas, Texas that accounted for 7.8% of our total revenue for the year ended December 31, 2012.  Uptown Tower also accounted for  4.5% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2012.  Village Square at Dana Park, or Dana Park, a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 3.3% of our total revenue for the year ended December 31, 2012. Dana Park also accounted for 13.0% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2012. Of our 51 properties, 30 are located in the Houston, Texas metropolitan area.

Economic Factors

The recent economic recession continues to negatively impact the volume of real estate transactions, occupancy levels, tenants’ ability to pay rent and cap rates. Each of these factors could negatively impact the value of public real estate companies, including ours.  However, the vast majority of our retail properties are located in densely populated metropolitan areas and are occupied by tenants that generally provide basic necessity-type items and services and tend to be less affected by economic changes.  Furthermore, our portfolio is primarily positioned in metropolitan areas in Texas that have been impacted less by the economic slow down compared to other metropolitan areas.

Competition

All of our properties are located in areas that include competing properties.  The amount of competition in a particular area could impact our ability to acquire additional real estate, sell current real estate, lease space and the amount of rent we are able to charge.  We may be competing with owners, developers and operators, including, but not limited to, real estate investors, other REITs, insurance companies and pension funds.

Should we decide to dispose of a property, we may compete with third-party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return. In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants' needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations.

Many of our competitors have greater financial and other resources than us and also may have more operating experience. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of our properties. There is, however, no dominant competitor in the Houston, Dallas, San Antonio, Phoenix or Chicago metropolitan areas. Our retail tenants also face increasing competition from outlet malls, internet discount shopping clubs, catalog companies, direct mail and telemarketing.

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

Employees

As of December 31, 2012, we had 68 employees.

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

Financial Information

Additional financial information related to the Company is included in Item 8 “Financial Statements and Supplementary Data.”

Item 1A.  Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business.  Our business, financial condition, results of operations or the trading price of our common shares could be materially adversely affected by any of these risks.  Please note that additional risks not presently known to us or which we currently consider immaterial may also impair our business and operations.

Risks Associated with Real Estate

Recent market disruptions may significantly and adversely affect our financial condition and results of operations.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy is beginning to emerge from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. At this time, it is difficult to determine the breadth and duration of the impact of the economic and financial market problems and the many ways in which they could affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

Real estate property investments are illiquid due to a variety of factors and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Our strategy includes opportunistically selling properties that do not have the potential to meet our Community Centered Property strategy. However, real estate property investments generally cannot be disposed of quickly. In addition, the Code imposes certain restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses, reduce our cash flows and adversely affect distributions to shareholders.

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

We may be required to expend funds and time to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements, which may impede our ability to sell a property. Further, we may agree to transfer restrictions that materially restrict us from selling a property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would further contribute to the illiquid character of real estate properties and impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

We depend on our tenants to operate their businesses in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms. These adverse developments could arise due to a number of factors, including those described in the risk factors discussed in this Annual Report on Form 10-K.

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

Risks Associated with Our Operations

Because a majority of our gross leasable area is in the Houston metropolitan area, an economic downturn in the Houston metropolitan area could adversely impact our operations and ability to pay dividends to our shareholders.

The majority of our assets and revenues are currently derived from properties located in the Houston metropolitan area. As of December 31, 2012, we had 55% of our gross leasable area in Houston. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston metropolitan area may adversely impact our ability to locate and retain financially sound tenants and could have an adverse impact on our tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if the Houston metropolitan area experiences an economic downturn, our operations and ability to pay dividends to our shareholders could be adversely impacted.

We lease our properties to approximately 1,100 tenants, with leases for approximately 10% to 20% of our gross leasable area expiring annually. Each year we face the risk of non-renewal of a material percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

The nature of our business model warrants shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2012, approximately 34% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2014. We are subject to the risk that:

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

We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate. If any of these risks materialize, our rental revenue, operating expenses and results of operations could be adversely affected.

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

Certain of our properties currently include or have in the past included a dry cleaning facility as a tenant. See "Business - Compliance with Governmental Regulations."

We may not be successful in consummating suitable acquisitions or investment opportunities, which may impede our growth and adversely affect the trading price of our common shares.

Our ability to expand through acquisitions is integral to our business strategy and requires us to consummate suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in consummating acquisitions or investments in properties that meet our acquisition criteria on satisfactory terms or at all. Failure to consummate acquisitions or investment opportunities, or to integrate successfully any acquired properties without substantial expense, delay or other operational or financial problems, would slow our growth, which could in turn adversely affect the trading price of our common shares.

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

If any of these risks are realized, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be materially and adversely affected.

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

Loss of our key personnel, particularly our senior managers, could threaten our ability to execute our strategy and operate our business successfully.

We are dependent on the experience and knowledge of our key executive personnel, particularly certain of our senior managers who have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until qualified replacements could be found. We also believe that they could not quickly be replaced with managers of equal experience and capabilities and their successors may not be as effective.

Our systems may not be adequate to support our growth, and our failure to successfully oversee our portfolio of properties could adversely affect our results of operations.

We make no assurances that we will be able to adapt our portfolio management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to support our growth. Our failure to successfully oversee our current portfolio of properties or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions.

There can be no assurance that we will be able to pay or maintain cash distributions or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to shareholders. Distributions are based upon our funds from operations, financial condition, cash flows and liquidity, debt service requirements, capital expenditure requirements for our properties and other matters our board of trustees may deem relevant from time to time. If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of capital available for real estate investments and increase our future interest costs.

We can give no assurance that we will be able to continue to pay distributions or that distributions will increase over time. In addition, we can give no assurance that rents from our properties will increase, or that future acquisitions of real properties, mortgage loans or out investments in securities will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our board of trustees in establishing the distribution rate to shareholders. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the trading price of our common shares.

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

The United States credit markets have experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of various types of debt financing. Reductions in our available borrowing capacity, or inability to refinance our revolving credit facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. In addition, we mortgage many of our properties to secure payment of indebtedness. If we are not successful in refinancing our mortgage debt upon maturity, then the property could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties upon disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our ability to grow, financial condition, interest cost, results of operations, cash flow and ability to pay dividends to our shareholders.

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

If we invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to recover all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans or the dates of our investment in the loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2012, we had a fixed rate hedge on $7.9 million of our variable rate debt. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $92.7 million as of December 31, 2012. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility (the "2013 Facility"). We will use the 2013 Facility for acquisitions, redevelopment of value-add properties in our portfolio and general corporate purposes. The 2013 Facility amends and restates the $125 million unsecured revolving credit facility entered into on February 27, 2012. In addition to retaining a $125 million unsecured revolving loan, the 2013 Facility also includes a $50 million term loan and permits the Operating Partnership to increase the borrowing capacity under the 2013 Facility to a total of $225 million, upon the satisfaction of certain conditions. As of December 31, 2012, $69.0 million was drawn on our previous credit facility. On February 4, 2013, we drew $69.0 million on the 2013 Facility, which replaced the $69.0 million drawn on the previous credit facility. Like our previous credit facility, the 2013 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges and maintenance of a minimum net worth. The amount available to us and our ability to borrow from time to time under the 2013 Facility is subject to our compliance with these requirements.

We may also incur mortgage debt on a particular property if we believe the property's projected cash flow is sufficient to service the mortgage debt. As of December 31, 2012, we had approximately $121.6 million of mortgage debt secured by 27 of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

If we set aside insufficient working capital or are unable to secure funds for future tenant improvements, we may be required to defer necessary property improvements, which could adversely impact our ability to pay cash distributions to our shareholders.

When tenants do not renew their leases or otherwise vacate their space, it is possible that, in order to attract replacement tenants, we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. Because most of our leases provide for tenant reimbursement of operating expenses, we have not established a permanent reserve for maintenance and repairs for our properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves for maintenance and repairs of our properties out of cash flow generated by operating properties or out of non-liquidating net sale proceeds. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay cash distributions to our shareholders may be adversely affected. In addition, we may be required to defer necessary improvements to our properties that may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to our properties. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

We may structure acquisitions of property in exchange for limited partnership units in our Operating Partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our Operating Partnership, or OP units, in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept OP units, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our Operating Partnership's limited partnership agreement provides that any holder of OP units may redeem such units for cash, or, at our option, common shares on a one-for-one basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor's OP units for our common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem OP units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem OP units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor's OP units, we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor redeemed the contributor's OP units for cash or our common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

We may issue preferred shares with a preference in distributions over our common shares, and our ability to issue preferred shares and additional common shares may deter or prevent a sale of our common shares in which you could profit.

Our declaration of trust authorizes our board of trustees to issue up to 400,000,000 common shares and 50,000,000 preferred shares. Our board of trustees may amend our declaration of trust from time to time to increase or decrease the aggregate number of shares or the number of any class or series that we have authority to issue. In addition, our board of trustees may classify or reclassify any unissued common shares or preferred shares and may set the preferences, rights and other terms of the classified or reclassified shares. The terms of preferred shares could include a preference in distributions senior to our common shares. If we authorize and issue preferred shares with a distribution preference senior to our common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common shareholders, likely reducing the amount our common shareholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

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

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain and before application of the dividends paid deduction). In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay distributions to our shareholders in a manner that allows us to meet the 90% distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although the reduced rates do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

Risks Related to Ownership of our Common Shares

Increases in market interest rates may result in a decrease in the value of our common shares.

One of the factors that may influence the price of our common shares will be the dividend distribution rate on the common shares (as a percentage of the price of our common shares) relative to market interest rates. If market interest rates rise, prospective purchasers of shares of our common shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our common shares, which would reduce the demand for, and result in a decline in the market price of, our common shares.

Broad market fluctuations could negatively impact the market price of our common shares.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. These broad market fluctuations could reduce the market price of our common shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common shares.

Maryland takeover statutes may deter others from seeking to acquire us and prevent shareholders from making a profit in such transactions.

The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. The business combination statute, subject to limitations, prohibits certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of our company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate of an interested shareholder for five years after the most recent date on which the person becomes an interested shareholder and thereafter imposes super-majority voting requirements on these combinations. The control share acquisition statute provides that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

The MGCL, the Maryland REIT Law and our organizational documents limit shareholders' rights to bring claims against our officers and trustees.

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

Future offerings of debt, which would be senior to our common shares upon liquidation, and/or preferred equity securities that may be senior to our common shares for purposes of distributions or upon liquidation, may adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to pay distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our common shareholders bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2012, we owned 51 commercial properties, including 30 properties in Houston, four properties in Dallas, one property in Windcrest, Texas, a suburb of San Antonio, 15 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 1.2% of our total revenues for the year ended December 31, 2012.

We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. Approximately 62% of our existing leases as of December 31, 2012 contain “step up” rental clauses that provide for increases in the base rental payments. The following table summarizes certain information relating to our properties as of December 31, 2012:

Commercial Properties	Gross Leasable Area	Average Occupancy as of 12/31/12	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Retail	1,970,460	88%	$21,170	$12.21
Office/Flex	1,201,672	89%	8,034	7.51
Office	631,841	78%	8,264	16.77
Total - Operating Portfolio	3,803,973	87%	37,468	11.32
Redevelopment, New Acquisitions (3)	470,718	70%	5,520	16.75
Total	4,274,691	85%	$42,988	$11.83

(1)
Calculated as the tenant's actual December 31, 2012 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2012.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2012 equaled approximately $96,000 for the month ended December 31, 2012.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2012. Excludes vacant space as of December 31, 2012.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

As of December 31, 2012, we had two properties that when combined, accounted for more than 10% of total gross revenue and/or real estate assets.  Uptown Tower is an office building located in Dallas, Texas that accounted for 7.8% of our total revenue for the year ended December 31, 2012.  Uptown Tower also accounted for 4.5% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2012.  Dana Park, a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 3.3% of our total revenue for the year ended December 31, 2012. Dana Park also accounted for 13.0% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2012.

As of December 31, 2012, approximately $121.6 million of our total debt of $190.6 million was secured by 27 of our operating properties with a combined net book value of $161.8 million.

Location of Properties

Of our 51 properties, 35 are located in Texas, with 30 being located in the greater Houston metropolitan statistical area.  These 30 properties represent 54% of our revenue for the year ended December 31, 2012.

The Houston workforce is concentrated in energy, chemicals, information technology, aerospace sciences and medical sciences.  According to the United States Census Bureau, Houston ranked 4th in the largest United States cities as of July 1, 2011. In the Census Bureau’s Estimates of Population Change for Metropolitan Statistical Areas and Rankings: July 1, 2010 to July 1, 2011, Houston ranked second in population growth out of 366 metropolitan statistical areas. According to the Bureau of Labor Statistics, the unemployment rate in Houston was less than the national average in each of the last six months of 2012.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	8.2%	8.1%	7.8%	7.9%	7.8%	7.8%
Houston (2)	7.5%	7.0%	6.3%	6.2%	5.8%	6.0%	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2012.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2012

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2012	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Retail Communities:
Ahwatukee Plaza	Phoenix	1979	72,650	100%	$871	$11.99	$12.42
Bellnot Square	Houston	1982	73,930	41%	293	9.67	9.70
Bissonnet Beltway	Houston	1978	29,205	100%	331	11.33	9.11
Centre South	Houston	1974	39,134	79%	279	9.02	8.70
The Citadel	Phoenix	1985	28,547	82%	335	14.31	21.57
Desert Canyon	Phoenix	2000	62,533	73%	568	12.44	12.49
Gilbert Tuscany Village	Phoenix	2009	49,415	49%	400	16.52	19.37
Holly Knight	Houston	1984	20,015	100%	351	17.54	17.39
Kempwood Plaza	Houston	1974	101,008	100%	873	8.64	8.46
Lion Square	Houston	1980	117,592	100%	1,090	9.27	9.92
The Marketplace at Central	Phoenix	2000	111,130	45%	428	8.56	8.78
Paradise Plaza	Phoenix	1983	125,898	89%	1,263	11.27	12.65
Pinnacle of Scottsdale	Phoenix	1991	113,108	99%	2,152	19.22	19.30
Providence	Houston	1980	90,327	88%	731	9.20	8.44
Shaver	Houston	1978	21,926	93%	252	12.36	12.55
Shops at Starwood	Dallas	2006	55,385	100%	1,468	26.51	27.86
Shops at Pecos Ranch	Phoenix	2009	78,767	100%	1,353	17.18	17.18
South Richey	Houston	1980	69,928	81%	385	6.80	9.00
Spoerlein Commons	Chicago	1987	41,455	92%	770	20.19	20.45
SugarPark Plaza	Houston	1974	95,032	100%	1,010	10.63	10.38
Sunridge	Houston	1979	49,359	99%	462	9.45	9.35
Terravita Marketplace	Phoenix	1997	102,733	93%	1,292	13.52	13.64
Torrey Square	Houston	1983	105,766	91%	691	7.18	7.02
Town Park	Houston	1978	43,526	100%	808	18.56	18.24
Webster Pointe	Houston	1984	26,060	79%	219	10.64	10.01
Westchase	Houston	1978	49,573	88%	518	11.87	12.42
Windsor Park	San Antonio	1992	196,458	97%	1,977	10.37	10.00
Total/Weighted Average			1,970,460	88%	21,170	12.21	12.48

Office Communities:
9101 LBJ Freeway	Dallas	1985	125,874	70%	$1,337	$15.17	$15.28
Featherwood	Houston	1983	49,760	89%	820	18.52	19.13
Pima Norte	Phoenix	2007	33,417	20%	127	19.00	18.55
Royal Crest	Houston	1984	24,900	65%	244	15.08	14.09
Uptown Tower	Dallas	1982	253,981	83%	3,649	17.31	17.05
Woodlake Plaza	Houston	1974	106,169	90%	1,562	16.35	16.32
Zeta Building	Houston	1982	37,740	79%	525	17.61	17.01
Total/Weighted Average			631,841	78%	8,264	16.77	16.65

Whitestone REIT and Subsidiaries Property Details As of December 31, 2012 (continued)

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2012	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Office/Flex Communities:
Brookhill	Houston	1979	74,757	81%	$231	$3.81	$3.77
Corporate Park Northwest	Houston	1981	185,627	79%	1,624	11.07	10.35
Corporate Park West	Houston	1999	175,665	96%	1,288	7.64	7.36
Corporate Park Woodland	Houston	2000	99,937	100%	839	8.40	8.28
Dairy Ashford	Houston	1981	42,902	99%	241	5.67	5.53
Holly Hall	Houston	1980	90,000	100%	737	8.19	8.29
Interstate 10	Houston	1980	151,000	82%	718	5.80	5.97
Main Park	Houston	1982	113,410	96%	619	5.69	6.74
Plaza Park	Houston	1982	105,530	79%	757	9.08	9.16
West Belt Plaza	Houston	1978	65,619	80%	378	7.20	6.88
Westgate	Houston	1984	97,225	100%	602	6.19	5.98
Total/Weighted Average			1,201,672	89%	8,034	7.51	7.46

Total/Weighted Average - Operating Portfolio			3,803,973	87%	37,468	11.32	11.43

Shops at Pinnacle Peak	Phoenix	2000	41,530	76%	$575	$18.22	$18.85
Fountain Square	Phoenix	1986	118,209	63%	1,232	16.54	16.54
Village Square at Dana Park	Phoenix	2009	310,979	72%	3,713	16.58	17.61
Total/Weighted Average - Development Portfolio			470,718	70%	5,520	16.75	17.51

Pinnacle Phase II	Phoenix	N/A	—	—	—	—	—
Village Square at Dana Park	Phoenix	N/A	—	—	—	—	—
Shops at Starwood Phase III	Dallas	N/A	—	—	—	—	—
Total/Weighted Average - Property Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average			4,274,691	85%	$42,988	$11.83	$12.00

(1)
Calculated as the tenant's actual December 31, 2012 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2012. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2012 equaled approximately $96,000 for the month ended December 31, 2012.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2012. Excludes vacant space as of December 31, 2012.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2012, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2012.

(4)	As of December 31, 2012, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of December 31, 2012, based upon annualized rental revenues at December 31, 2012.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring

University of Phoenix	San Antonio	$500	1.2%	10/18/2010	2018
Sports Authority	San Antonio	495	1.2%	1/1/2004	2015
Air Liquide America, L.P.	Dallas	387	0.9%	8/1/2001	2013
Safeway Stores, Incorporated	Phoenix	344	0.8%	12/22/2011	2021
British American Restaurant, LLC	Phoenix	334	0.8%	9/21/2012	2019
Barnes & Noble Booksellers, Inc	Phoenix	314	0.7%	9/21/2012	2014
X-Ray Press Corporation	Houston	280	0.7%	7/1/1998	2019
Walgreens #3766	Phoenix	279	0.6%	8/9/2011	2049
Sterling Jewelers Inc	Phoenix	277	0.6%	9/21/2012	2020
Rock Solid Images	Houston	266	0.6%	4/1/2004	2013
Skechers USA, Inc (1)	Multiple locations	250	0.6%	Multiple dates	2017
Phoenix Children's Academy	Phoenix	249	0.6%	12/28/2012	2019
Marshall's	Houston	248	0.6%	5/12/1983	2018
Merrill Corporation	Dallas	248	0.6%	12/10/2001	2014
Albertson's #979	Phoenix	235	0.5%	8/9/2011	2022
		$4,706	11.0%

(1)
At December 31, 2012, we had two leases with tenant at properties located in San Antonio and Houston. The San Antonio lease commenced on May 25, 2012 and expires in 2017. The annualized rental revenue for this location was $120,000, which represents 0.3% of our total annualized base rental revenue. The Houston lease commenced on February 17, 2012 an expires in 2017. The annualized rental revenue was $129,500, which represents 0.3% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2012
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2013	321	720,665	16.9%	$9,471	22.0%
2014	231	712,450	16.7%	8,328	19.4%
2015	164	532,043	12.4%	5,735	13.4%
2016	122	384,853	9.0%	4,851	11.3%
2017	106	363,579	8.5%	4,732	11.0%
2018	37	245,603	5.7%	2,299	5.3%
2019	19	139,106	3.3%	1,997	4.7%
2020	14	71,545	1.7%	1,082	2.5%
2021	13	127,812	3.0%	1,377	3.2%
2022	19	151,031	3.5%	1,601	3.7%
Total	1,046	3,448,687	80.7%	$41,473	96.5%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Reclassification of Common Shares

    On June 27, 2012, we filed with the State Department of Assessments and Taxation of Maryland amendments to our declaration of trust that (i) reclassified each issued and unissued Class A common share of beneficial interest, par value $0.001 per share (the "Class A common shares") into one Class B common share of beneficial interest, par value $0.001 per share (the "Class B common shares") and (ii) changed the designation of all of the Class B common shares to "common shares." The amendment setting forth the reclassification of the Class A common shares into Class B common shares was approved by our shareholders at the 2012 annual meeting of shareholders held on May 22, 2012. The amendment approving the redesignation of the Class B common shares to common shares was approved by our board of trustees and did not require shareholder approval.

Common Shares

Our common shares were issued and began trading on the NYSE Amex (which is now known as the NYSE MKT LLC, or the NYSE MKT) on August 25, 2010 under the ticker symbol "WSR." On June 29, 2012, we transferred the listing of our common shares from the NYSE MKT to the NYSE under our existing ticker symbol "WSR." As a result of the transfer, we voluntarily delisted our common shares from the NYSE MKT effective June 28, 2012. As of March 11, 2013, we had 16,991,629 common shares of beneficial interest outstanding held by a total of 11,092 shareholders of record.

The following table sets forth the quarterly high, low, and closing prices per share of our common shares for the years ended December 31, 2012 and 2011 as reported on the NYSE MKT through June 28, 2012 and on the NYSE from June 29, 2012 through December 31, 2012.

For the Year Ended December 31, 2012	High	Low	Close

First Quarter	$13.78	$11.84	$13.04
Second Quarter	$13.93	$12.30	$13.81
Third Quarter	$13.95	$12.72	$13.20
Fourth Quarter	$14.20	$12.07	$14.05

For the Year Ended December 31, 2011	High	Low	Close

First Quarter	$14.94	$13.73	$14.31
Second Quarter	$14.94	$11.90	$12.72
Third Quarter	$13.34	$10.77	$11.14
Fourth Quarter	$12.29	$10.05	$11.90

On March 11, 2013, the closing price of our common shares reported on the NYSE was $15.09 per share.

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

Any distributions we make will be at the discretion of our board of trustees and we cannot provide assurance that our distributions will be made or sustained.

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share/unit) in each indicated quarter (in thousands, except per share/unit data):

	Common Shares (1)		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

2011
Fourth Quarter	$0.2850	$3,193	$0.2850	$430	$3,623
Third Quarter	0.2850	3,115	0.2850	514	3,629
Second Quarter	0.2850	2,121	0.2850	515	2,636
First Quarter	0.2850	1,616	0.2850	515	2,131
Total	$1.1400	$10,045	$1.1400	$1,974	$12,019

(1) Effective June 27, 2012, each outstanding Class A common share was reclassified into one Class B common share, and the Class B common shares were redesignated as "common shares."

Equity Compensation Plan Information

Please refer to Item 12 of this report for information concerning securities authorized under our equity incentive plan.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500”) and to the Morgan Stanley Capital International US REIT Index ("REIT Index") from August 25, 2010 to December 31, 2012. The graph assumes that the value of the investment in our common shares and in the S&P 500 and REIT indices was $100 at August 25, 2010 and that all dividends were reinvested. The price of our common shares on August 25, 2010 (on which the graph is based) was $12.00. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2012	2011	2010	2009	2008
Operating Data:
Revenues	$46,554	$34,915	$31,533	$32,685	$31,201
Property expenses	17,639	13,327	12,283	12,991	12,835
General and administrative	7,616	6,648	4,992	6,072	6,708
Depreciation and amortization	10,229	7,749	6,805	6,518	5,787
Involuntary conversion	—	—	(558)	(1,542)	358
Interest expense	8,732	6,344	6,040	6,189	6,929
Interest, dividend and other investment income	(290)	(460)	(28)	(36)	(182)
Executive relocation expense	2,177	—	—	—	—
Income (loss) from continuing operations before loss on disposal of assets and income taxes	451	1,307	1,999	2,493	(1,234)
Provision for income taxes	(286)	(225)	(264)	(222)	(219)
Loss on disposal of assets	(112)	(146)	(160)	(196)	(223)
Income (loss) from continuing operations	53	936	1,575	2,075	(1,676)
Income (loss) from discontinued operations	—	—	—	—	(188)
Gain on sale of property	—	397	—	—	—
Gain on sale of properties from discontinued operations	—	—	—	—	3,619
Net income	53	1,333	1,575	2,075	1,755
Less: net income attributable to noncontrolling interests	3	210	470	733	621
Net income attributable to Whitestone REIT	$50	$1,123	$1,105	$1,342	$1,134

	Year Ended December 31,
	(in thousands, except per share data)
	2012	2011	2010	2009	2008
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.00	$0.12	$0.27	$0.41	$(0.33)
Income from discontinued operations attributable to Whitestone REIT	—	—	—	—	0.68
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.12	$0.27	$0.41	$0.35
Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.00	$0.12	$0.27	$0.40	$(0.33)
Income from discontinued operations attributable to Whitestone REIT	—	—	—	—	0.68
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.12	$0.27	$0.40	$0.35
Balance Sheet Data:
Real estate (net)	$355,749	$246,888	$165,398	$158,398	$150,847
Other assets	29,622	26,605	31,047	23,602	27,098
Total assets	$385,371	$273,493	$196,445	$182,000	$177,945
Liabilities	$212,484	$142,786	$112,162	$115,141	$110,773
Whitestone REIT shareholders' equity	166,031	115,958	62,708	43,590	45,891
Noncontrolling interest in subsidiary	6,856	14,749	21,575	23,269	21,281
	$385,371	$273,493	$196,445	$182,000	$177,945
Other Data:
Proceeds from issuance of common shares	$58,679	$59,683	$22,970	$—	$—
Acquisitions of and additions to real estate	118,207	88,903	12,768	12,855	5,153
Distributions per share (1)	1.12	1.09	1.17	1.35	1.59
Funds from operations (2)	10,273	8,707	8,432	8,618	4,236
Operating Portfolio Occupancy at year end	87%	87%	86%	82%	84%
Average aggregate gross leasable area	3,833	3,366	3,058	3,039	3,008
Average rent per square foot	$11.86	$10.37	$10.31	$10.76	$10.37

(1) The distributions per share represent total cash payments divided by weighted average common shares.

(2)  We believe that Funds From Operations (“FFO”) is an appropriate supplemental measure of operating performance because it helps our investors compare our operating performance relative to other REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of unconsolidated partnerships and joint ventures.  We calculate FFO in a manner consistent with the NAREIT definition. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Financial Measures."

The following table sets forth a reconciliation of FFO to net income, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands, except per share data)
	2012	2011	2010	2009	2008
Net income (loss) attributable to Whitestone REIT	$50	$1,123	$1,105	$1,342	$1,134
Depreciation and amortization of real estate assets (1)	10,108	7,625	6,697	6,347	5,877
(Gain) loss on sale or disposal of assets (1)	112	(251)	160	196	(3,396)
Net income (loss) attributable to noncontrolling interests	3	210	470	733	621
FFO	$10,273	$8,707	$8,432	$8,618	$4,236

(1) Including amounts for discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

As of December 31, 2012, we owned and operated 51 commercial properties consisting of:

Operating Portfolio

•	27 retail properties containing approximately 2.0 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $198.0 million;

•	seven office properties containing approximately 0.6 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $42.9 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $39.7 million.
Redevelopment, New Acquisitions Portfolio

•	three retail properties containing approximately 0.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $68.0 million; and

•	three parcels of land held for future development having a total carrying amount of $7.2 million.
As of December 31, 2012, we had an aggregate of 1,066 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.2% of our total revenues for the year ended December 31, 2012.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 323 new and renewal leases during 2012, totaling 685,030 square feet and $35.2 million in total lease value.

We employed 68 full-time employees as of December 31, 2012.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $46,554,000 for the year ended December 31, 2012 as compared to $34,915,000 for the year ended December 31, 2011, an increase of $11,639,000, or 33%. The twelve months ended December 31, 2012 included $11,164,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired during the period being compared. For the purposes of comparing the twelve months ended December 31, 2012 to the twelve months ended December 31, 2011, this includes properties acquired between January 1, 2011 and December 31, 2012. Same Store revenues increased $475,000. We define "Same Stores" as properties that were owned at the beginning of the period being compared. For the purposes of comparing the twelve months ended December 31, 2012 to the twelve months ended December 31, 2011, this includes properties owned before January 1, 2011. Same Store average occupancy increased from 83.9%  for the twelve months ended December 31, 2011 to 84.8% for the twelve months ended December 31, 2012, increasing Same Store revenue $262,000. The Same Store revenue rate per average leased square foot increased $0.08 for the twelve months ended December 31, 2012 to $12.60 per average leased square foot as compared to the twelve month ended December 31, 2011 revenue rate per average leased square foot of $12.52, increasing Same Store revenue $213,000.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2012, approximately 34% of our gross leasable area was subject to leases that expire prior to December 31, 2014.  Over the last three years we have renewed approximately 72% of our square footage expiring as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. During the year ended December 31, 2012, our revenue rate per square foot for renewals and new leases for comparable spaces increased 2% when compared to the expiring revenue rate per square foot for previous leases. As such, we expect the 2013 and 2014 expiring square footage to lease at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay dividends to our shareholders.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. We believe that over the next few years we will continue to have excellent opportunities to acquire quality properties at historically attractive prices. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline.

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

Property Acquisitions. On December 28, 2012, we acquired the Shops at Pecos Ranch, a property that meets our Community Centered Property strategy, for approximately $19.0 million in cash and net prorations. The 78,767 square foot property was 100% leased at the time of purchase and is located in Chandler, Arizona, a suburb of Phoenix. The property is within close proximity to Intel Corporation's new corporate 682-acre campus that is scheduled to be completed in 2013 and should employ approximately 11,000 employees.

On September 21, 2012, we acquired Village Square at Dana Park, a property that meets our Community Centered Property strategy, for approximately $46.5 million in cash and net prorations. The 310,979 square foot property was 71% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona. In the same purchase, we also acquired an adjacent development parcel of 4.7 acres for approximately $4.0 million in cash. The property houses specialty boutique, dining and daily needs service tenants within a contemporary Main Street setting featuring expansive palm tree lined, cobblestone paved pedestrian walkways and eight courtyard fountains with shaded seating areas.

On September 21, 2012, we acquired Fountain Square, a property that meets our Community Centered Property strategy, for approximately $15.4 million in cash and net prorations. The 118,209 square foot property was 76% leased at the time of purchase and is located in Scottsdale, Arizona. The property includes tenants such as a 20,000 square foot fitness center, salons, restaurants, medical and educational service providers and is also shadow-anchored by Safeway Supermarket, McDonalds and Sleep America.

On August 8, 2012, we acquired Paradise Plaza, a property that meets our Community Centered Property strategy, for approximately $16.3 million, including the assumption of a $9.2 million non-recourse loan, and cash of $7.1 million. The 125,898 square foot property was 100% leased at the time of purchase and is located in Paradise Valley, Arizona, a suburb of Phoenix. Tenants at the property cater to families with children and include pediatric medical/health care service providers, educational providers, a well-known community theater, children's furniture dealers, bicycle shops and a variety of other convenience providers.

On May 29, 2012, we acquired the Shops at Pinnacle Peak, a property that meets our Community Centered Property strategy, for approximately $6.4 million in cash and net prorations. The 41,530 square foot property was 76% leased at the time of purchase and is located in North Scottsdale, Arizona. Tenants include restaurants, medical/health care providers and a variety of other convenience service providers.

On December 28, 2011, we acquired the Shops at Starwood, a property that meets our Community Centered Property strategy, for approximately $15.7 million in cash and net prorations. The 55,385 square foot Class A property was 98% leased at the time of purchase and is located in Frisco, Texas, a northern suburb of Dallas. The Shops at Starwood has a complementary tenant mix of restaurants, fashion boutiques, salons and second-level office space.

On December 28, 2011, we acquired Starwood Phase III, a 2.73 acre parcel of undeveloped land adjacent to the Shops at Starwood, for approximately $1.9 million, including a non-recourse loan we assumed for $1.4 million, secured by the land, and cash of $0.5 million. The Phase III development site fronts the Dallas North Tollway within the Tollway Overlay District, which grants the highest allowed density of any zoning district. No revenue or income for this development property has been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II, or Pinnacle Phase II, a 4.45 acre parcel of developed land adjacent to Pinnacle for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road and the potential for additional retail and office development. No revenue or income for this development property has been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale, or Pinnacle, a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million that is secured by the property, and cash of $14.7 million. The 113,108 square foot Class A property was 100% leased at the time of purchase and is located in North Scottsdale, Arizona. The tenants include Safeway, Ace Hardware, Starbucks, Subway, Shell Oil and a variety of other convenience service providers.

On August 16, 2011, we acquired Ahwatukee Plaza Shopping Center, a property that meets our Community Centered Property strategy, for approximately $9.3 million in cash and net prorations. The 72,650 square foot property was 100% leased at the time of purchase and is located in the affluent high density Ahwatukee Foothills neighborhood in south Phoenix, Arizona. The property is anchored by Gold's Gym.

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, for approximately $16.1 million in cash and net prorations. The 102,733 square foot property, inclusive of 51,434 square feet leased to two tenants pursuant to ground leases, was 100% leased at the time of purchase and is located in Scottsdale, Arizona. Terravita Marketplace is adjacent to the gated golf course residential community of Terravita, which was developed by DelWebb Corporation/Pulte, with homes ranging in price from $250,000 to $1 million.

On June 28, 2011, we acquired Gilbert Tuscany Village, a property that meets our Community Centered Property strategy, or approximately $5.0 million in cash and net prorations. The 49,415 square foot property was 16% leased at the time of purchase and is located in Gilbert, Arizona. Gilbert Tuscany Village is surrounded by densely populated, high-end residential developments and is located approximately one mile from Banner Gateway Medical Center, a 60-acre medical complex that is partnering with MD Anderson to add a new 120,000 square foot cancer outpatient center.

On April 13, 2011, we acquired Desert Canyon Shopping Center, a property that meets our Community Centered Property strategy, for approximately $3.7 million in cash and net prorations. The 62,533 square foot property, inclusive of 12,960 square feet leased to two tenants pursuant to ground leases, was 65% leased at the time of purchase and is located in McDowell Mountain Ranch in northern Scottsdale, Arizona.

On November 1, 2010, we acquired Marketplace at Central, a property that meets our Community Centered Property strategy, for approximately $6.4 million in cash and net prorations. The 111,130 square foot property was 49% leased at the time of purchase and is located in central Phoenix, Arizona. The property is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

On September 28, 2010, we acquired The Citadel, a property that meets our Community Centered Property strategy, for approximately $2.2 million in cash and net prorations. The 28,547 square foot property was 16% leased at the time of purchase and is located in Scottsdale, Arizona. The property is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

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

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  For a better understanding of our accounting policies, you should read Note 2, “Summary of Significant Accounting Policies,” to our accompanying consolidated financial statements in conjunction with this "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost, which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion thereof, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  For the year ended December 31, 2012, approximately $176,000 and $147,000 in interest expense and real estate taxes, respectively, were capitalized. No interest was capitalized for the years ended December 31, 2011 and 2010.

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

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings, respectively.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2012.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2012 and 2011, we had an allowance for uncollectible accounts of $2.3 million and $1.4 million, respectively. As of December 31, 2012, 2011 and 2010, we recorded bad debt expense in the amount of $1.0 million, $0.6 million and $0.5 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions. As part of our executive relocation arrangement, as discussed in Note 11, we issued a note receivable for $975,000 to the buyer. The note bears interest at a rate of 4.5% and matures on December 31, 2013.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax expense of $0.3 million for the Texas Margin Tax for each of the years ended December 31, 2012, and 2010 and $0.2 million for the year ended December 31, 2011 .

Recent accounting pronouncements. In December 2010, the FASB issued new guidance clarifying that the disclosure of supplementary pro forma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary pro forma information by requiring a description of the nature and amount of material, non-recurring pro forma adjustments that are directly attributable to the business combinations. We adopted these provisions for our consolidated financial statements beginning with the year ended December 31, 2011. Thus the application of these provisions is reflected in the supplementary pro forma disclosures for our acquisitions, as described in Note 4 to our accompanying consolidated financial statements.

In June 2011, the FASB issued guidance eliminating the option to present components of other comprehensive income solely as part of the statement of shareholders' equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We adopted these provisions for our consolidated financial statements beginning with the quarter ended June 30, 2011.

In February 2013, the FASB issued guidance requiring entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. We do not expect the pronouncement to have a significant impact on our consolidated financial statements.

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
During the year ended December 31, 2012, our cash provided from operating activities was $11,218,000 and our total dividends and distributions were $16,328,000. Therefore, we had distributions in excess of cash flow from operations of approximately $5,110,000. On February 4, 2013, we, through our Operating Partnership, amended and restated our unsecured revolving credit facility and entered into our 2013 Facility, which we will use for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. The new facility replaced our existing unsecured revolving credit facility. We anticipate that cash flows from operating activities and our borrowing capacity under our 2013 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.
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
We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through equity issuances, including proceeds from our offering of common shares in August 2012, and through debt financing.
Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $6,544,000 at December 31, 2012, as compared to $5,695,000 at December 31, 2011.  The increase of $849,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $11,218,000 for the year ended December 31, 2012;

•	Net proceeds of $58,679,000 from issuance of common shares;

•	Net proceeds of $56,312,000 from issuance of notes payable net of origination costs;

•	Proceeds from sales of marketable securities of $5,508,000;
Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP Unit holders of $16,328,000;

•	Investments in marketable securities of $750,000;

•	Real estate acquisitions of $98,350,000;

•	Additions to real estate of $10,815,000;

•	Payments of loans of $4,146,000;

•	Payments of exchange offer costs of $479,000.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Equity Offering

On August 28, 2012, we completed the sale of 4,830,000 common shares, $0.001 par value per share, including 630,000 common shares pursuant to the exercise of the underwriters' over-allotment option, at a price to the public of $12.80 per share. Total net proceeds from the offering, including over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $58.7 million, which we used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and/or retenanting in our portfolio, working capital and other general corporate purposes.

Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2012	2011
Fixed rate notes
$1.1 million 4.71% Note, due 2013 (1)	$1,087	$1,318
$14.1 million 5.695% Note, due 2013	13,850	14,110
$3.0 million 6.00% Note, due 2021 (2)	2,943	2,978
$10.0 million 6.04% Note, due 2014	9,142	9,326
$1.5 million 6.50% Note, due 2014	1,444	1,471
$11.2 million 6.52% Note, due 2015	10,609	10,763
$21.4 million 6.53% Notes, due 2013	18,865	19,524
$24.5 million 6.56% Note, due 2013	23,135	23,597
$9.9 million 6.63% Notes, due 2014	8,925	9,221
$0.7 million 2.97% Note, due 2013	15	23
Floating rate notes
Unsecured line of credit, LIBOR plus 2.75% to 3.75%, due 2015	69,000	11,000
$9.2 million, Prime Rate less 2.00%, due 2017	7,854	—
$26.9 million, LIBOR plus 2.86% Note, due 2013	23,739	24,559
	$190,608	$127,890

(1)
As of December 31, 2011, promissory note had a balance of $1.4 million and an interest rate of 5.0%, due in 2012. See Note 8 to the accompanying consolidated financial statements for additional discussion of this note.

(2)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

Our mortgage debt was collateralized by 27 operating properties as of December 31, 2012 with a combined net book value of $161.8 million and 26 operating properties as of December 31, 2011 with a combined net book value of $143.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On August 8, 2012, we assumed a $9.2 million variable rate note as part of our acquisition of Paradise Plaza. See Note 4 to the accompanying consolidated financial statements for further discussion. The variable rate is based on the prime rate less 2.00% and matures on December 27, 2017. We consider the variable rate to be below-market and have imputed an interest rate of 4.13%, which we consider to be an appropriate market rate. As a result, we recorded a discount on the note of $1.3 million, which will amortize into interest expense over the life of the loan. See Note 2 to the accompanying consolidated financial statements for a discussion of the interest rate swap included with this note.

On February 27, 2012, we, through our Operating Partnership, entered into a three-year $125 million unsecured revolving credit facility (the "2012 Facility"). As of December 31, 2012, $69.0 million was drawn on the 2012 Facility, and our remaining borrowing capacity was $56.0 million. On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility that amends and restates the Facility. See Note 19 to the accompanying consolidated financial statements for further discussion.

On February 4, 2013, we, through our Operating Partnership, entered into our 2013 Facility, which amended and restated our 2012 Facility. We will use the 2013 Facility for acquisitions, redevelopment of value-add properties in our portfolio and general corporate purposes. In addition to a $125 million unsecured borrowing capacity under the revolving loan, the 2013 Facility also includes a $50 million term loan and permits the Operating Partnership to increase the borrowing capacity under the 2013 Facility to a total of $225 million, upon the satisfaction of certain conditions. On February 4, 2013, we drew down $69.0 million on the 2013 Facility, which replaced the $69.0 million drawn on the 2012 Facility. Like our 2012 Facility, the 2013 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges and maintenance of a minimum net worth. The amount available to us and our ability to borrow from time to time under the 2013 Facility is subject to our compliance with these requirements. See Note 19 to the accompanying consolidated financial statements for further discussion.

On March 8, 2013. we, through our Operating Partnership, entered into an interest rate swap with U.S. Bank National Association that fixes the LIBOR portion of our $50 million term loan under our 2013 Facility at 0.84%. The swap starts on January 7, 2014 and will mature on February 3, 2017. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

Certain other of our loans are subject to customary covenants.  As of December 31, 2012, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2012 are due during the following years:

Amount Due
Year	(in thousands)

2013	$81,396
2014	19,172
2015	10,317
2016	73
2017	76,936
Thereafter	2,714
Total	$190,608

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

Contractual Obligations

As of December 31, 2012, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2013)	1 - 3 years (2014 - 2015)	3 - 5 years (2016 - 2017)	More than 5 years (after 2017)
Long-Term Debt - Principal	$190,608	$81,396	$29,489	$77,009	$2,714
Long-Term Debt - Fixed Interest	7,596	4,515	2,034	535	512
Long-Term Debt - Variable Interest (1)	7,794	2,320	3,421	2,053	—
Unsecured revolving credit facility - Unused commitment fee (2)	1,855	371	742	742	—
Operating Lease Obligations	33	28	5	—	—
Total	$207,886	$88,630	$35,691	$80,339	$3,226

(1)
As of December 31, 2012, we had two loans totaling $92.7 million which bore interest at a floating rate, including borrowings under our 2012 Facility.  The variable interest rate payments are based on LIBOR plus 1.75% to LIBOR plus 2.50%, which reflects our new interest rates under our 2013 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2012, of 0.21%.

(2)
The unused commitment fees on our unsecured revolving credit facility, payable quarterly, are based on the average daily unused amount of our unsecured revolving credit facility. The fees, which reflect our new fees under our 2013 Facility, are 0.25% for facility usage greater than 50% or 0.35% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured revolving credit facility based on our December 31, 2012 balance of $69.0 million.

Distributions

During 2012, we paid distributions to our common shareholders and OP unit holders of $16.3 million, compared to $12.0 million in 2011.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2012 and 2011:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

2011
Fourth Quarter	$0.2850	$3,193	$0.2850	$430	$3,623
Third Quarter	0.2850	3,115	0.2850	514	3,629
Second Quarter	0.2850	2,121	0.2850	515	2,636
First Quarter	0.2850	1,616	0.2850	515	2,131
Total	$1.1400	$10,045	$1.1400	$1,974	$12,019

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table provides a general comparison of our results of operations for the years ended December 31, 2012 and December 31, 2011 (dollars in thousands, except per share data):

	Year Ended December 31,
	2012	2011
Number of properties owned and operated	51	45
Aggregate gross leasable area (sq. ft.)	4,274,691	3,597,337
Ending occupancy rate - operating portfolio(1)	87%	87%
Ending occupancy rate - all properties	85%	84%

Total property revenues	$46,554	$34,915
Total property expenses	17,639	13,327
Total other expenses	28,464	20,281
Provision for income taxes	286	225
Loss on disposal of assets	112	146
Income from continuing operations	53	936
Gain on sale of property	—	397
Net income	53	1,333
Less: Net income attributable to noncontrolling interests	3	210
Net income attributable to Whitestone REIT	$50	$1,123

Funds from operations (2)	$10,273	$8,707
Property net operating income (3)	28,915	21,588
Distributions paid on common shares and OP Units	16,328	12,019
Distributions per common share and OP unit	$1.14	$1.14
Distributions paid as a percentage of funds from operations	159%	138%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations to net income, see "Funds From Operations" below.

(3)	For an explanation and reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $46,554,000 for the year ended December 31, 2012 as compared to $34,915,000 for the year ended December 31, 2011, an increase of $11,639,000, or 33%. The year ended December 31, 2012 included $11,164,000 in increased revenues from New Store operations. Same Store revenues increased $475,000. Same Store average occupancy increased from 83.9% for the year ended December 31, 2011 to 84.8% for the year ended December 31, 2012, increasing Same Store revenue $262,000. The Same Store revenue rate per average leased square foot increased $0.08 for the year ended December 31, 2012 to $12.60 per average leased square foot as compared to the year ended December 31, 2011 revenue rate per average leased square foot of $12.52, increasing Same Store revenue $213,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $17,639,000 for the year ended December 31, 2012, as compared to $13,327,000 for the year ended December 31, 2011, an increase of $4,312,000, or 32%. The primary components of total property expenses, Same Store property expenses and New Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,		Increase	% Increase
Overall Property Expenses	2012	2011	(Decrease)	(Decrease)
Real estate taxes	$6,384	$4,668	$1,716	37%
Utilities	3,025	2,510	515	21%
Contract services	2,786	2,312	474	21%
Repairs and maintenance	1,800	1,222	578	47%
Bad debt	1,004	615	389	63%
Labor and other	2,640	2,000	640	32%
Total	$17,639	$13,327	$4,312	32%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2012	2011	(Decrease)	(Decrease)
Real estate taxes	$4,617	$4,418	$199	5%
Utilities	2,477	2,403	74	3%
Contract services	2,264	2,225	39	2%
Repairs and maintenance	1,290	1,172	118	10%
Bad debt	753	588	165	28%
Labor and other	2,241	1,912	329	17%
Total	$13,642	$12,718	$924	7%

	Year Ended December 31,		Increase	% Increase
New Store Property Expenses	2012	2011	(Decrease)	(Decrease)
Real estate taxes	$1,767	$250	$1,517	607%
Utilities	548	107	441	412%
Contract services	522	87	435	500%
Repairs and maintenance	510	50	460	920%
Bad debt	251	27	224	830%
Labor and other	399	88	311	353%
Total	$3,997	$609	$3,388	556%

Real estate taxes.  Real estate taxes increased $1,716,000, or 37%, during the year ended December 31, 2012 as compared to 2011, primarily as a result of New Stores real estate taxes, which increased $1,517,000. Same Store real estate taxes increased $199,000 for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The Sames Store increase was the result of increases in 2011 property values of several of our Houston properties that were under dispute with the taxing authority and increased assessed values from the various appraisal districts during 2012. Approximately $100,000 of the increase related to 2011 valuations, which we do not expect to repeat in future periods. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $515,000, or 21%, during the year ended December 31, 2012 as compared to 2011. The increase in utility expenses was primarily attributed to New Store increases of $441,000 for the year ended December 31, 2012. Same Store utilities expenses increased approximately $74,000 during the year ended December 31, 2012 as compared to 2011. The majority of the Same Store increase was attributable to a new drainage utility fee with respect to our Houston properties charged by the City of Houston, which took effect July 1, 2011.

Contract services. Contract services increased $474,000, or 21%, during the year ended December 31, 2012 as compared to 2011, primarily as a result of New Store contract services, which increased $435,000. Same Store contract services increased $39,000, or 2%.

Repairs and maintenance. Repairs and maintenance increased $578,000, or 47%, during the year ended December 31, 2012 as compared to 2011. New Store repairs and maintenance increased $460,000 for the year ended December 31, 2012 as compared to 2011. Same Store repairs and maintenance increased $118,000, or 10%, during year ended December 31, 2012 as compared to 2011. The increase is primarily comprised of increases in electrical and lighting repairs of $40,000, HVAC repair and supply costs of $31,000, and roofing repairs of $28,000 and other net increased repair and maintenance costs of $19,000.

Bad debt.  Bad debt for the year ended December 31, 2012 increased $389,000, or 63%, as compared to 2011. The increase for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was comprised of $224,000 from New Store bad debt and $165,000 from Same Store bad debt. The overall bad debt expense was approximately 2% of revenue for both years. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $640,000, or 32%, for year ended December 31, 2012 as compared to 2011. New Store labor and other expenses increased $311,000 for the year ended December 31, 2012 as compared to 2011. Same Store labor and other expenses increased $329,000, or 17%, during year ended December 31, 2012 as compared to 2011. The increase in Same Store labor and other expenses is primarily comprised of increased insurance premiums of $197,000, increased non-recoverable repairs of $49,000, increased office expenses of $44,000 and other net increased labor and other expenses of $39,000.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Year Ended December 31,
	Same Store		New Store		Total
	2012	2011	2012	2011	2012	2011
Property revenues	$33,564	$33,089	$12,990	$1,826	$46,554	$34,915
Property expenses	13,642	12,718	3,997	609	17,639	13,327
Property net operating income	$19,922	$20,371	$8,993	$1,217	$28,915	$21,588

Other expenses.  Our other expenses were $28,464,000 for the year ended December 31, 2012, as compared to $20,281,000 for the year ended December 31, 2011, an increase of $8,183,000, or 40%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
General and administrative	$7,616	$6,648	$968	15%
Depreciation & amortization	10,229	7,749	2,480	32%
Executive relocation expense	2,177	—	2,177	100%
Interest expense	8,732	6,344	2,388	38%
Interest, dividend and other investment income	(290)	(460)	170	37%
Total other expenses	$28,464	$20,281	$8,183	40%

General and administrative.  General and administrative expenses increased approximately $968,000, or 15%, for the year ended December 31, 2012 as compared to 2011. The increase in general and administrative expenses included increased share-based compensation costs of $401,000, increased payroll of costs of $390,000, a separation arrangement cost of $107,000 and other expenses of $70,000. The increase in share-based compensation is due to expense related to additional employee grants and expenses related to the expected vesting of performance-based shares. As of December 31, 2012, there was approximately $1,092,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to to vest over a period of twelve months and approximately $60,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted-average period of approximately eight months. The increase in payroll costs is due to an increase in the number of employees from 62 as of December 31, 2011 to 68 as of December 31, 2012.

Executive relocation expense. The executive relocation expense of $2,177,000 relates to the disposition of an executive's residence and our obligation to pay certain expenses incurred in connection therewith pursuant to the relocation arrangement entered into with such executive. See Note 11 to the accompanying consolidated financial statements for further discussion.

Depreciation and amortization.  Depreciation and amortization increased $2,480,000, or 32%, for the year ended December 31, 2012 as compared to 2011. New Store depreciation increased $1,716,000 and Same Store depreciation increased $749,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments, most notably at our Windsor and Lion Square locations. Depreciation on corporate assets and amortization of commission costs increased $15,000.

Interest expense. Interest expense increased $2,388,000, or 38%, for the year ended December 31, 2012 as compared to 2011.  An increase in our average outstanding notes payable balance of $44,540,000 accounted for $2,372,000 in increased interest expense, offset by a decrease in our effective interest rate to 5.07% for the year ended December 31, 2012 versus 5.32% for the year ended December 31, 2011, resulting in a $381,000 decrease in interest expense. Amortized loan fees included in interest expense increased $397,000 for the year ended December 31, 2012 with the addition of new debt and our 2012 Facility to $1,013,000 as compared to $616,000 for the year ended December 31, 2011.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $170,000, or 37%, for the year ended December 31, 2012 as compared to 2011. During the year ended December 31, 2012, our gains on sales of investments in available-for-sale securities decreased $82,000, our dividend income decreased $57,000 and our interest income decreased $31,000 as compared to the amounts realized during the year ended December 31, 2011.

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

(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, therefore, such area is no longer included in the gross leasable area.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For an explanation and reconciliation of funds from operations to net income, see "Funds From Operations" below.

(4)	For an explanation and reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

(5)
Distribution rate is the same as Class A, but represents a partial year during 2010 for Class B common shares issued August 26, 2010. Effective June 27, 2012, all issued and unissued Class A common shares were reclassified as Class B common shares, and the Class B common shares were redesignated as "common shares."

Property revenues. We had rental income and tenant reimbursements of approximately $34,915,000 for the year ended December 31, 2011 as compared to $31,533,000 for the year ended December 31, 2010, an increase of $3,382,000, or 11%. The year ended December 31, 2011 included $2,504,000 in increased revenues from New Store operations. Same Store revenues increased $878,000. Same Store average occupancy increased from 83.9%  for the year ended December 31, 2010 to 85.7% for the year ended December 31, 2011, increasing Same Store revenue $461,000. The Same Store revenue rate per average leased square foot increased $0.16 for the year ended December 31, 2011 to $12.51 per average leased square foot as compared to the year ended December 31, 2010 revenue rate per average leased square foot of $12.35, increasing Same Store revenue $417,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

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

Real estate taxes.  Real estate taxes increased $743,000, or 19%, during the year ended December 31, 2011 as compared to 2010, primarily as a result of New Stores real estate taxes, which increased $492,000. Same Store real estate taxes increased $251,000 for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The Sames Store increase was primarily as a result of our increased assessed values from the various appraisal districts. We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities increased $233,000, or 10%, during the year ended December 31, 2011 as compared to 2010. The increase in utility expenses was primarily attributed to New Store increases of $195,000 for the year ended December 31, 2011.

Contract services. Contract services increased $172,000, or 8%, during the year ended December 31, 2011 as compared to 2010, primarily as a result of New Store contract services, which increased $161,000.

Repairs and maintenance. Repairs and maintenance decreased $181,000, or 13%, during the year ended December 31, 2011 as compared to 2010. New Store repairs and maintenance increased $76,000 for the year ended December 31, 2011 as compared to 2010. Same Store repair and maintenance decreased $257,000 during year ended December 31, 2011 as compared to the same period in 2010. The decrease is primarily comprised of decreases in parking lot repairs of $123,000, HVAC repair and supply costs of $70,000, and hard surface repairs of $53,000 and other net reduced repair and maintenance costs of $11,000.

Bad debt.  Bad debt for the year ended December 31, 2011 increased $79,000, or 15%, as compared to 2010. The increase for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was comprised of $11,000 from New Store bad debt and $68,000 in Same Store bad debt. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses decreased $2,000 for year ended December 31, 2011 as compared to 2010.

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

Other expenses.  Our other expenses were $20,281,000 for the year ended December 31, 2011, as compared to $17,251,000 for the year ended December 31, 2010, an increase of $3,030,000, or 18%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative	$6,648	$4,992	$1,656	33%
Depreciation & amortization	7,749	6,805	944	14%
Involuntary conversion	—	(558)	558	(100)%
Interest expense	6,344	6,040	304	5%
Interest, dividend and other investment income	(460)	(28)	(432)	1,543%
Total other expenses	$20,281	$17,251	$3,030	18%

General and administrative.  General and administrative expenses increased approximately $1,656,000, or 33%, for the year ended December 31, 2011 as compared to 2010. The increase in general and administrative expenses included increases in salaries and benefits of $552,000, legal and other professional fees of $458,000, acquisition-related expenses of $456,000, travel and entertainment expenses of $95,000, corporate office expenses of $54,000 and other expenses of $41,000. The increase in salaries and benefits is due to the addition of nine full-time employees and related increased health insurance, 401(k) and relocation costs. The employees were added to our office in Arizona to manage our recent property acquisitions. Legal and professional fees are primarily attributable to litigation with a contractor at our Windsor Park Center in San Antonio and litigation with two former tenants regarding damages to our properties. Acquisition-related expenses and travel increased due to our eight recent acquisitions. Corporate office expenses include software, phone systems and dues and subscription expenses.

Depreciation and amortization.  Depreciation and amortization increased $944,000, or 14%, for the year ended December 31, 2011 as compared to 2010. New Store depreciation increased $357,000 and Same Store depreciation increased $574,000. Our Windsor Park property in San Antonio, Uptown Plaza property in Dallas and Westchase property in Houston comprised the majority of our Same Store depreciation increase. We expect depreciation and amortization to increase as we acquire properties.

Involuntary conversion.  Involuntary conversion gain was $558,000 for the year ended December 31, 2010.  The involuntary conversion gain recognized during the year ended December 31, 2010 represents the completion of the repairs to the 31 properties impacted by Hurricane Ike at costs that were lower than we estimated as of December 31, 2009. The estimated costs were sensitive to the scope requirements of our lenders and labor and material costs of our vendors, and the final costs incurred were more favorable than we anticipated. During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7,000,000 in its entirety, with $6,500,000 allocated to casualty claims and approximately $500,000 allocated to loss of rents claims.  For the year ended December 31, 2009, the $6,500,000 in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5,100,000 resulting in a gain of $1,400,000.  The remaining $100,000 in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas.

Interest expense. Interest expense increased $304,000, or 5%, for the year ended December 31, 2011 as compared to 2010.  An increase in our average outstanding notes payable balance of $6,016,000 accounted for $333,000 in increased interest expense, offset by a decrease in our effective interest rate to 5.32% for the year ended December 31, 2011 versus 5.53% for the year ended December 31, 2010, resulting in a $225,000 decrease in interest expense. Amortized loan fees included in interest expense increased $196,000 for the year ended December 31, 2011 to $616,000 with the addition of new debt and our revolving credit facility as compared to $420,000 for the year ended December 31, 2010.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $432,000 during the year ended December 31, 2011 as compared to 2010. During the year ended December 31, 2011, we realized gains on sales of investments in available-for-sale securities of $192,000, received $226,000 in dividend income and received $42,000 in interest income as compared to $28,000 in interest income we received during the year ended December 31, 2010.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations ("FFO")

The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets, impairment charges and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income (loss) alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  In addition, securities analysts, investors and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs.  Although our calculation of FFO is consistent with that of NAREIT, there can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP, as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2012	2011	2010
FFO AND FFO CORE
Net income attributable to Whitestone REIT	$50	$1,123	$1,105
Depreciation and amortization of real estate assets	10,108	7,625	6,697
Loss (gain) on disposal of assets	112	(251)	160
Net income attributable to noncontrolling interests	3	210	470
FFO	$10,273	$8,707	$8,432

Acquisition costs	$698	$666	$46
Relocation arrangement	2,177	—	—
Gain on insurance claim settlement	—	—	(558)
Legal and professional costs (recoveries), net	(131)	254	—
FFO Core	$13,017	$9,627	$7,920

Property Net Operating Income ("NOI")

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should only be used as a supplemental measure of our overall financial performance since it does not reflect certain expenses necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME ("NOI")	2012	2011	2010
Net income attributable to Whitestone REIT	$50	$1,123	$1,105
General and administrative expenses	7,616	6,648	4,992
Depreciation and amortization	10,229	7,749	6,805
Executive relocation expense	2,177	—	—
Involuntary conversion	—	—	(558)
Interest expense	8,732	6,344	6,040
Interest, dividend and other investment income	(290)	(460)	(28)
Provision for income taxes	286	225	264
Loss on sale or disposal of assets	112	146	160
Gain on sale of property	—	(397)	—
Net income attributable to noncontrolling interests	3	210	470
NOI	$28,915	$21,588	$19,250

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of December 31, 2012.

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

Fixed Interest Rate Debt

As of December 31, 2012, $97.9 million, or approximately 51%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Included in our total fixed interest rate debt is $7.9 million of variable rate debt, subject to a hedge, which fixes the interest rate for the term of the note. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate at this time of approximately 6.3% per annum with expirations ranging from 2013 to 2021 (see note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $1.0 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2012, we had $92.7 million of loans, or approximately 49% of our outstanding debt, subject to floating interest rates of LIBOR plus 2.75% to 3.75% and not currently subject to a hedge. As of December 31, 2012, we had a fixed rate hedge on $7.9 million of variable rate debt, which is not subject to interest rate fluctuations due to the hedge in place for the term of the note. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase of annual net income of approximately $0.9 million, respectively.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2012, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-3 of this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2012, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financing reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2013 annual meeting of shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2013 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	1,888,534	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	1,888,534

(1)	Excludes 632,589 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the "Plan").

(2)
Pursuant the Plan, the maximum aggregate number of common shares that may be issued under the Plan will be increased upon each issuance of common shares by the Company so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of common shares of the Company and OP units issued and outstanding (other than units issued to or held by the Company).

(3)	Excludes 8,333 restricted common shares issued to trustees outside the Plan.
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2013 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2013 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2013 annual meeting of shareholders.

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

WHITESTONE REIT
Date:	March 13, 2013	By:	/s/ James C. Mastandrea
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

March 13, 2013	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 13, 2013	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 13, 2013	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

March 13, 2013	/s/ Daniel G. DeVos
Daniel G. DeVos, Trustee

March 13, 2013	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 13, 2013	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whitestone REIT and subsidiaries' internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion on effectiveness of the Company's internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting as presented within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whitestone REIT and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2012, and our report dated March 13, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 13, 2013

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Real estate assets, at cost
Property	$409,669	$292,360
Accumulated depreciation	(53,920)	(45,472)
Total real estate assets	355,749	246,888
Cash and cash equivalents	6,544	5,695
Marketable securities	1,403	5,131
Escrows and acquisition deposits	6,672	4,996
Accrued rents and accounts receivable, net of allowance for doubtful accounts	7,947	6,053
Related party receivable	652	—
Unamortized lease commissions and loan costs	4,160	3,755
Prepaid expenses and other assets	2,244	975
Total assets	$385,371	$273,493
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$190,608	$127,890
Accounts payable and accrued expenses	13,824	9,017
Tenants' security deposits	3,024	2,232
Dividends and distributions payable	5,028	3,647
Total liabilities	212,484	142,786
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2012 and December 31, 2011	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 16,943,098 and 11,437,855 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	16	10
Additional paid-in capital	224,237	158,127
Accumulated other comprehensive loss	(392)	(1,119)
Accumulated deficit	(57,830)	(41,060)
Total Whitestone REIT shareholders' equity	166,031	115,958
Noncontrolling interest in subsidiary	6,856	14,749
Total equity	172,887	130,707
Total liabilities and equity	$385,371	$273,493

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Property revenues
Rental revenues	$36,131	$27,814	$25,901
Other revenues	10,423	7,101	5,632
Total property revenues	46,554	34,915	31,533

Property expenses
Property operation and maintenance	11,255	8,659	8,358
Real estate taxes	6,384	4,668	3,925
Total property expenses	17,639	13,327	12,283

Other expenses (income)
General and administrative	7,616	6,648	4,992
Depreciation and amortization	10,229	7,749	6,805
Executive relocation expense	2,177	—	—
Involuntary conversion	—	—	(558)
Interest expense	8,732	6,344	6,040
Interest, dividend and other investment income	(290)	(460)	(28)
Total other expense	28,464	20,281	17,251

Income before loss on sale or disposal of assets and income taxes	451	1,307	1,999

Provision for income taxes	(286)	(225)	(264)
Loss on sale or disposal of assets	(112)	(146)	(160)
Income before gain on sale of property	53	936	1,575

Gain on sale of property	—	397	—
Net income	53	1,333	1,575

Less: Net income attributable to noncontrolling interests	3	210	470

Net income attributable to Whitestone REIT	$50	$1,123	$1,105

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Basic and Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.12	$0.27

Weighted average number of common shares outstanding:
Basic	13,496	9,028	4,012
Diluted	13,613	9,042	4,041

Distributions declared per common share / OP unit	$1.1400	$1.1400	$0.8550

Consolidated Statements of Comprehensive Income

Net income	$53	$1,333	$1,575

Other comprehensive gain (loss)

Unrealized gain on cash flow hedging activities	1	—	—
Unrealized gain (loss) on available-for-sale marketable securities	920	(1,329)	—

Comprehensive income	974	4	1,575

Less: Comprehensive income attributable to noncontrolling interests	57	1	470

Comprehensive income attributable to Whitestone REIT	$917	$3	$1,105

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2009	3,446	$10	$69,952	$(26,372)	$—	$43,590	1,815	$23,269	$66,859

Change in par value of common shares	—	(7)	7	—	—	—	—	—	—

Issuance of common shares (1)	2,200	2	22,968	—	—	22,970	—	—	22,970

Share-based compensation	41	—	73	—	—	73	—	—	73

Distributions	—	—	—	(5,387)	—	(5,387)	—	(2,164)	(7,551)

Repurchase of common shares (2)	(16)	—	(249)	—	—	(249)	—	—	(249)

Reclassification of dividend reinvestment plan shares with expired rescission rights to equity from liabilities at $28.50 per share	—	—	606	—	—	606	—	—	606

Net income	—	—	—	1,105	—	1,105	—	470	1,575

Balance, December 31, 2010	5,671	5	93,357	(30,654)	—	62,708	1,815	21,575	84,283

Issuance of common shares (3)	5,310	5	59,678	—	—	59,683	—	—	59,683

Exchange of noncontrolling interest OP units for common shares	454	—	4,972	—	—	4,972	(454)	(4,972)	—

Issuance of common shares under dividend reinvestment plan	3	—	6	—	—	6	—	—	6

Share-based compensation	—	—	114	—	—	114	—	—	114

Distributions	—	—	—	(11,529)	—	(11,529)	—	(1,854)	(13,383)

Unrealized loss on change in fair value of available-for-sale marketable securities	—	—	—	—	(1,119)	(1,119)	—	(210)	(1,329)

Net income	—	—	—	1,123	—	1,123	—	210	1,333

Balance, December 31, 2011	11,438	10	158,127	(41,060)	(1,119)	115,958	1,361	14,749	130,707

Exchange of noncontrolling interest OP units for common shares	676	1	7,272	—	(127)	7,146	(676)	(7,146)	—

Exchange offer costs	—		(479)	—	—	(479)	—	—	(479)

Issuance of common shares (4)	4,830	5	58,674	—	(13)	58,666	—	13	58,679

Issuance of common shares under dividend reinvestment plan	7	—	90	—	—	90	—	—	90

Shared-based compensation	(8)	—	553	—	—	553	—	—	553

Distributions		—	—	(16,820)	—	(16,820)	—	(817)	(17,637)

Unrealized gain on change in value of cash flow hedge	—	—	—	—	1	1	—	—	1

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	866	866	—	54	920

Net income	—	—	—	50	—	50	—	3	53

Balance, December 31, 2012	16,943	$16	$224,237	$(57,830)	$(392)	$166,031	685	$6,856	$172,887

(1)	Net of offering costs of $3.4 million.

(2)
During the three months ended June 30, 2010, the Company acquired Class A common shares held by employees who tendered Class A common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

(3)	Net of offering costs of $4.0 million.

(4)	Net of offering costs of $3.1 million.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$53	$1,333	$1,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,229	7,749	6,805
Amortization of deferred loan costs	1,426	616	420
Amortization of notes payable discount	317	—	—
Gain on sale of marketable securities	(110)	(192)	—
Loss (gain) on sale or disposal of assets and properties	112	(251)	160
Bad debt expense	1,004	615	536
Share-based compensation	725	310	297
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(1,104)	(519)	3,840
Accrued rent and accounts receivable	(2,930)	(1,939)	(748)
Related party receivable	(652)	—	—
Unamortized lease commissions	(994)	(995)	(783)
Prepaid expenses and other assets	(525)	296	446
Accounts payable and accrued expenses	2,875	993	(2,319)
Tenants' security deposits	792	436	166
Net cash provided by operating activities	11,218	8,452	10,395
Cash flows from investing activities:
Acquisitions of real estate	(98,350)	(65,910)	(8,625)
Additions to real estate	(10,815)	(7,568)	(4,143)
Proceeds from sale of property	—	1,567	—
Investments in marketable securities	(750)	(13,520)	—
Proceeds from sales of marketable securities	5,508	7,252	—
Net cash used in investing activities	(104,407)	(78,179)	(12,768)
Cash flows from financing activities:
Distributions paid to common shareholders	(15,324)	(10,045)	(5,158)
Distributions paid to OP unit holders	(1,004)	(1,974)	(2,249)
Proceeds from issuance of common shares, net of offering costs	58,679	59,683	22,970
Payments of exchange offer costs	(479)	—	—
Proceeds from revolving credit facility, net	58,000	11,000	—
Proceeds from notes payable	—	2,905	1,430
Repayments of notes payable	(4,146)	(3,128)	(2,957)
Payments of loan origination costs	(1,688)	(610)	(98)
Repurchase of common stock	—	—	(249)
Net cash provided by financing activities	94,038	57,831	13,689
Net increase (decrease) in cash and cash equivalents	849	(11,896)	11,316
Cash and cash equivalents at beginning of period	5,695	17,591	6,275
Cash and cash equivalents at end of period	$6,544	$5,695	$17,591

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,137	$5,719	$5,621
Cash paid for taxes	$326	$215	$262
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$—	$238	$598
Financed insurance premiums	$856	$649	$616
Value of shares issued under dividend reinvestment plan	$90	$6	$—
Acquired interest rate swap	$1,901	$—	$—
Debt discount on acquired note payable	$(1,329)	$—	$—
Value of common shares exchanged for OP units	$7,272	$4,972	$—
Change in fair value of available-for-sale securities	$920	$(1,329)	$—
Change in fair value of cash flow hedge	$1	$—	$—
Debt assumed with acquisitions of real estate	$9,166	$15,425	$—
Change in par value of common shares	$—	$—	$7
Reclassification of dividend reinvestment shares with rescission rights	$—	$—	$606

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2012, 2011 and 2010, we owned and operated 51, 45, and 38 properties, respectively, including retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2012, 2011 and 2010, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the "OP units") changes the percentage of ownership interests of both the noncontrolling interests and Whitestone.

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

Reclassifications.  We have reclassified certain prior year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity. During 2012, we reclassified the amortization of our loan fees, previously classified as general and administrative expenses, to interest expense for all periods presented. On June 27, 2012, our Class A and Class B common shares were consolidated into a single class of common shares. See Note 12 for additional discussion related to the consolidation of Class A and Class B common shares into a single class of common shares.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $0.7 million, $0.3 million and $0.3 million in share-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

Noncontrolling Interests.  Noncontrolling interests are the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interests in equity on the consolidated balance sheets but separate from Whitestone’s equity.  On the consolidated statements of operations and comprehensive income, subsidiaries are reported at the consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests.  Consolidated statements of changes in equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2012 and 2011 consisted of demand deposits at commercial banks and brokerage accounts.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. We recognized a gain on the sale of marketable securities of approximately $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. No gain or loss was recognized for the year ended December 31, 2010. As of December 31, 2012, our investment in available-for-sale marketable securities was approximately $1.4 million, which includes an aggregate unrealized loss of approximately $0.4 million.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  For the year ended December 31, 2012, approximately $176,000 and $147,000 in interest expense and real estate taxes, respectively, were capitalized. No interest was capitalized for the years ended December 31, 2011 and 2010.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

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

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings, respectively.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2012.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2012 and 2011, we had an allowance for uncollectible accounts of $2.3 million and $1.4 million, respectively. As of December 31, 2012, 2011 and 2010, we recorded bad debt expense in the amount of $1.0 million, $0.6 million and $0.5 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions. As part of the executive relocation arrangement discussed in Note 11, we issued a note receivable for $975,000 to the buyer. The note bears interest at a rate of 4.5% and matures on December 31, 2013.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax expense of $0.3 million for the Texas Margin Tax for each of the years ended December 31, 2012, and 2010 and $0.2 million for the year ended December 31, 2011.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $192.4 million and $129.2 million as compared to the book value of approximately $190.6 million and $127.9 million as of December 31, 2012 and 2011, respectively. The fair value of our long-term debt is estimated on a level 2 basis (as provided by ASC 820, "Fair Value Measurements and Disclosures"), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2012 and 2011. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. On August 8, 2012, as part of our acquisition of Paradise Plaza (see Note 4), we assumed a $9.2 million variable rate note (see Note 8). The note included an interest rate swap that had a fixed interest rate of 5.72%. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, is recognized directly in earnings. As of December 31, 2012, we consider our cash flow hedge to be highly effective. Our cash flow hedge is determined using level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

As of December 31, 2012, the fair value of our cash flow hedge was $1.8 million. We recognized $1,000 as other comprehensive losses and $146,000 as interest expense for the year ended December 31, 2012.

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

Recent accounting pronouncements. In December 2010, the FASB issued new guidance clarifying that the disclosure of supplementary pro forma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary pro forma information by requiring a description of the nature and amount of material, non-recurring pro forma adjustments that are directly attributable to the business combinations. We adopted these provisions for our consolidated financial statements beginning with the year ended December 31, 2011. Thus the application of these provisions is reflected in the supplementary pro forma disclosures for our acquisitions, as described in Note 4.

In June 2011, the FASB issued guidance eliminating the option to present components of other comprehensive income solely as part of the statement of shareholders' equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We adopted these provisions for our consolidated financial statements beginning with the quarter ended June 30, 2011.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

In February 2013, the FASB issued guidance requiring entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. We do not expect the pronouncement to have a significant impact on our consolidated financial statements.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of December 31, 2012 and 2011. We had no investment in marketable securities as of December 31, 2010. Available-for-sale securities consist of the following (in thousands):

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector exchange-traded fund	$—	$—	$—	$—
Real estate sector mutual funds	—	—	—	—
Real estate sector common stock	1,811	—	(408)	1,403
Total available-for-sale securities	$1,811	$—	$(408)	$1,403

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector exchange-traded fund	$301	$—	$(37)	$264
Real estate sector mutual funds	351	—	(55)	296
Real estate sector common stock	5,808	—	(1,237)	4,571
Total available-for-sale securities	$6,460	$—	$(1,329)	$5,131

During the years ended December 31, 2012 and 2011, available-for-sale securities were sold for total proceeds of $5,508,000 and $7,252,000, respectively. No available-for-sale securities were sold during the year ended December 31, 2010. The gross realized gains and losses on these sales totaled $152,000 and $42,000, respectively, in 2012 and $302,000 and $110,000, respectively, in 2011. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $408,000 and $1,329,000 for the years ended December 31, 2012 and 2011, respectively, has been included in accumulated other comprehensive income.

4.  REAL ESTATE

As of December 31, 2012, we owned 51 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprised of approximately 4.3 million square feet of gross leasable area.

Property Acquisitions. On December 28, 2012 we acquired the Shops at Pecos Ranch, a property that meets our Community Centered Property strategy, for approximately $19.0 million in cash and net prorations. The 78,767 square foot property was 100% leased at the time of purchase and is located in Chandler, Arizona, a suburb of Phoenix. Revenue and income of $14,000 and $13,000, respectively, have been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

On September 21, 2012, we acquired Village Square at Dana Park, a property that meets our Community Centered Property strategy, for approximately $46.5 million in cash and net prorations. The 310,979 square foot property was 71% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona. In the same purchase, we also acquired an adjacent development parcel of 4.7 acres for approximately $4.0 million in cash. Revenue and income of $1,527,000 and $438,000, respectively, have been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

On September 21, 2012, we acquired Fountain Square, a property that meets our Community Centered Property strategy, for approximately $15.4 million in cash and net prorations. The 118,209 square foot property was 76% leased at the time of purchase and is located in Scottsdale, Arizona. Revenue and income of $425,000 and $171,000, respectively, have been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

On August 8, 2012, we acquired Paradise Plaza, a property that meets our Community Centered Property strategy, for approximately $16.3 million, including the assumption of a $9.2 million non-recourse loan, and cash of $7.1 million. Paradise Plaza was 100% leased at the time of purchase with 125,898 of square feet of gross leasable area, and is located in Paradise Valley, Arizona, a suburb of Phoenix. Revenue and income of $827,000 and $499,000, respectively, have been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

On May 29, 2012, we acquired the Shops at Pinnacle Peak, a property that meets our Community Centered Property strategy, for approximately $6.4 million in cash and net prorations. The 41,530 square foot property was 76% leased at the time of purchase and is located in North Scottsdale, Arizona. Revenue and income of $419,000 and $198,000, respectively, have been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

On December 28, 2011, we acquired the Shops at Starwood, a property that meets our Community Centered Property strategy, for approximately $15.7 million in cash and net prorations. The 55,385 square foot class A property was 98% leased at the time of purchase and is located in Frisco, Texas, a northern suburb of Dallas. The Shops at Starwood has a complementary tenant mix of restaurants, fashion boutiques, salons and second-level office space.

On December 28, 2011, we acquired Starwood Phase III, a 2.73 acre parcel of undeveloped land adjacent to the Shops at Starwood for approximately $1.9 million, including a non-recourse loan we assumed for $1.4 million, secured by the land, and cash of $0.5 million. The Phase III development site fronts the Dallas North Tollway within the Tollway Overlay District, which grants the highest allowed density of any zoning district. No revenue or income has been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II ("Pinnacle Phase II"), a 4.45 acre parcel of developed land adjacent to Pinnacle for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road and the potential for additional retail development. No revenue or income has been included in our results of operations for the year ended December 31, 2012 since the date of acquisition.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale ("Pinnacle"), a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million, secured by the property and cash of $14.7 million. The 113,108 square foot Class A property was 100% leased at the time of purchase and is located in North Scottsdale.

On August 16, 2011, we acquired Ahwatukee Plaza Shopping Center, a property that meets our Community Centered Property strategy, for approximately $9.3 million in cash and net prorations. The 72,650 square foot property was 100% leased at the time of purchase and is located in the Ahwatukee Foothills neighborhood in south Phoenix, Arizona.

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, for approximately $16.1 million in cash and net prorations. The 102,733 square foot property, inclusive of 51,434 square feet leased to two tenants pursuant to ground leases, was 100% leased at the time of purchase and is located in Scottsdale, Arizona.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

On June 28, 2011, we acquired Gilbert Tuscany Village, a property that meets our Community Centered Property strategy, for approximately $5.0 million in cash and net prorations. The 49,415 square foot property was 16% leased at the time of purchase and is located in Gilbert, Arizona.

On April 13, 2011, we acquired Desert Canyon Shopping Center, a property that meets our Community Centered Property strategy, for approximately $3.7 million in cash and net prorations. The 62,533 square foot property, inclusive of 12,960 square feet leased to two tenants pursuant to ground leases, was 65% leased at the time of purchase and is located in Mcdowell Mountain Ranch in northern Scottsdale, Arizona.

On November 1, 2010, we acquired Marketplace at Central, a property that meets our Community Centered Property strategy, for approximately $6.4 million in cash and net prorations. The 111,130 square foot property was 49% leased and is located in central Phoenix, Arizona.

On September 28, 2010, we acquired The Citadel, a property that meets our Community Centered Property strategy, for $2.2 million in cash and net prorations. The 28,547 square foot property was 16% leased at the time of purchase and is located in Scottsdale, Arizona.

Unaudited pro forma results of operations. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if our acquisitions for the years ended December 31, 2012, 2011 and 2010 were acquired on January 1, 2010 and includes no other material adjustments:

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

INCOME STATEMENT DATA	Year Ended December 31,
	2012	2011	2010
Operating revenue	$54,620	$53,004	$51,990
Net income	$3,027	$9,021	$10,123

Acquisition costs. Acquisition-related costs of $698,000, $666,000 and $46,000 are included in general and administrative expenses in our income statements for the years ended December 31, 2012, 2011 and 2010, respectively.

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

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2012	2011
Tenant receivables	$3,536	$1,914
Accrued rents and other recoveries	6,696	5,505
Allowance for doubtful accounts	(2,285)	(1,366)
Totals	$7,947	$6,053

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

6.  UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2012	2011
Leasing commissions	$5,530	$5,326
Deferred financing cost	4,574	2,916
Total cost	10,104	8,242
Less: leasing commissions accumulated amortization	(2,899)	(2,861)
Less: deferred financing cost accumulated amortization	(3,045)	(1,626)
Total cost, net of accumulated amortization	$4,160	$3,755

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Financing Costs	Total
2013	$726	$920	$1,646
2014	542	498	1,040
2015	411	101	512
2016	315	7	322
2017	223	3	226
Thereafter	414	—	414
Total	$2,631	$1,529	$4,160

7.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence as of December 31, 2012 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2013	$39,488
2014	33,133
2015	26,087
2016	20,622
2017	15,319
Thereafter	53,245
Total	$187,894

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2012	2011
Fixed rate notes
$1.1 million 4.71% Note, due 2013 (1)	$1,087	$1,318
$14.1 million 5.695% Note, due 2013	13,850	14,110
$3.0 million 6.00% Note, due 2021 (2)	2,943	2,978
$10.0 million 6.04% Note, due 2014	9,142	9,326
$1.5 million 6.50% Note, due 2014	1,444	1,471
$11.2 million 6.52% Note, due 2015	10,609	10,763
$21.4 million 6.53% Notes, due 2013	18,865	19,524
$24.5 million 6.56% Note, due 2013	23,135	23,597
$9.9 million 6.63% Notes, due 2014	8,925	9,221
$0.7 million 2.97% Note, due 2013	15	23
Floating rate notes
Unsecured line of credit, LIBOR plus 2.75% to 3.75%, due 2015	69,000	11,000
$9.2 million, Prime Rate less 2.00%, due 2017	7,854	—
$26.9 million, LIBOR plus 2.86% Note, due 2013	23,739	24,559
	$190,608	$127,890

(1)	As of December 31, 2011, promissory note had a balance of $1.4 million and an interest rate of 5.0%, due in 2012. See below for further discussion of Starwood Note.

(2)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

Our mortgage debt was collateralized by 27 operating properties as of December 31, 2012 with a combined net book value of $161.8 million and 26 operating properties as of December 31, 2011 with a combined net book value of $143.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On August 8, 2012, we assumed a $9.2 million variable rate note as part of our acquisition of Paradise Plaza (See Note 4). The variable rate is based on the prime rate less 2.00% and matures on December 27, 2017. We consider the variable rate to be below-market and have imputed an interest rate of 4.13%, which we consider to be an appropriate market rate. As a result, we recorded a discount on the note of $1.3 million, which will amortize into interest expense over the life of the loan. See Note 2 above for a discussion of the interest rate swap included with this note.

On December 22, 2011, we, through our subsidiary, Whitestone Pinnacle of Scottsdale, L.L.C. a Delaware limited liability company ("Whitestone Pinnacle"), assumed a promissory note (the "Pinnacle Note") in the amount of $14.1 million payable to U.S. Bank National Association with an applicable interest rate of 5.965% per annum. Monthly payments of $91,073 began on January 1, 2012 and continue thereafter on the first day of each calendar month until maturity on June 1, 2013.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

The Pinnacle Note is a non-recourse loan secured by Whitestone Pinnacle's Pinnacle of Scottsdale property, located in Scottsdale, Arizona, and a limited guarantee by Whitestone. In conjunction with the Pinnacle Note, a deed of trust was executed by Whitestone Pinnacle that contains customary terms and conditions, including representations, warranties and covenants by Whitestone Pinnacle that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.

The Pinnacle Note contains events of default that include, among other things, non-payment and default under the deed of trust. Upon occurrence of an event of default, the lender is entitled to accelerate all obligations of Whitestone Pinnacle. The lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate.

On December 28, 2011, we, operating through our subsidiary, Whitestone Shops at Starwood-Phase III LLC, a Delaware limited liability company ("Whitestone Starwood"), assumed a promissory note (the "Starwood Note") in the amount of $1.4 million payable to Sovereign Bank, with an applicable interest rate of 5.0% per annum. Monthly payments of $5,780 became due on January 1, 2012 and continued thereafter on the first day of each calendar month until December 31, 2012. On December 28, 2012, we extended the term of the Starwood Note through December 31, 2013. Under the terms of the extension, we made a principal payment in the amount of $300,000 plus approximately $52,000 in prepaid interest, an effective interest rate of 4.71% per annum. The interest was recorded as an asset and will be amortized into expense over the life of the loan.

The Starwood Note is a non-recourse loan secured by Whitestone Starwood's future development of the land parcel adjacent to our Shops at Starwood property, located in Frisco, Texas, and a limited guarantee by Whitestone. In conjunction with the Starwood Note, a deed of trust was executed by Whitestone Starwood which contains customary terms and conditions, including representations, warranties and covenants by Whitestone Starwood that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.

The Starwood Note contains events of default that include, among other things, non-payment and default under the deed of trust. Upon occurrence of an event of default, the lender is entitled to accelerate all obligations of Whitestone Starwood. The lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate.

On February 27, 2012, we, through our Operating Partnership, entered into a three-year $125 million unsecured revolving credit facility (the "2012 Facility"), which was to be used for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. Borrowings under the 2012 Facility accrued interest (at our Operating Partnership's option) at a Base Rate or a Eurodollar Loan Rate plus an applicable margin based upon our then existing leverage. Base Rent means the higher of: (a) the agent's prime commercial rate, (b) the sum of (i) average rate quoted the agent by two or more federal funds brokers selected by the agent for sale to the agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%. Eurodollar Loan Rate means LIBOR divided by the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System.

As of December 31, 2012, $69.0 million was drawn on the 2012 Facility, and our remaining borrowing capacity was $56.0 million. On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility that amends and restates the 2012 Facility. See Note 19.

Certain other of our loans are subject to customary covenants.  As of December 31, 2012, we were in compliance with all loan covenants.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

Annual maturities of notes payable as of December 31, 2012 are due during the following years:

Amount Due
Year	(in thousands)
2013	$81,396
2014	19,172
2015	10,317
2016	73
2017	76,936
Thereafter	2,714
Total	$190,608

Contractual Obligations

As of December 31, 2012, we had the following contractual obligations:

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2013)	1 - 3 years (2014 - 2015)	3 - 5 years (2016 - 2017)	More than 5 years (after 2017)
Long-Term Debt - Principal	$190,608	$81,396	$29,489	$77,009	$2,714
Long-Term Debt - Fixed Interest	7,596	4,515	2,034	535	512
Long-Term Debt - Variable Interest (1)	7,794	2,320	3,421	2,053	—
Unsecured revolving credit facility - Unused commitment fee (2)	1,855	371	742	742	—
Operating Lease Obligations	33	28	5	—	—
Total	$207,886	$88,630	$35,691	$80,339	$3,226

(1)
As of December 31, 2012, we had two loans totaling $92.7 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.75% to LIBOR plus 2.50%, which reflects our new interest rates under our 2013 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2012, of 0.21%.

(2)
The unused commitment fees on our unsecured revolving credit facility, payable quarterly, are based on the average daily unused amount of our unsecured revolving credit facility. The fees, which reflect our new fees under our 2013 Facility, are 0.25% for facility usage greater than 50% or 0.35% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured revolving credit facility based on our December 31, 2012 balance of $69.0 million.

9.  EARNINGS PER SHARE

Basic earnings per share for our common shareholders is calculated by dividing income from continuing operations excluding amounts attributable to unvested restricted shares and the net income attributable to non-controlling interests by our weighted-average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income attributable to common shareholders excluding amounts attributable to unvested restricted shares and the net income attributable to non-controlling interests by the weighted-average number of common shares including any dilutive unvested restricted shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2012, 2011 and 2010, 848,284, 1,705,198 and 1,814,569 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2012, 2011 and 2010, distributions of $194,000, $213,000 and $251,000, respectively, were made to the holders of certain restricted common shares, $172,000, $196,000 and $224,000 of which were charged against earnings, respectively.  See Note 13 for information related to restricted common shares under the 2008 Plan.

	Year Ended
	December 31,
(in thousands, except per share data)	2012	2011	2010
Numerator:
Net income	$53	$1,333	$1,575
Less: Net income attributable to noncontrolling interests	(3)	(210)	(470)
Distributions paid on unvested restricted shares	(22)	(17)	(27)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$28	$1,106	$1,078

Denominator:
Weighted average number of common shares - basic	13,496	9,028	4,012
Effect of dilutive securities:
Unvested restricted shares	117	14	29
Weighted average number of common shares - dilutive	13,613	9,042	4,041

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.12	$0.27
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.12	$0.27

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2012	2011	2010
Ordinary income (unaudited)	34.1%	24.4%	37.8%
Return of capital (unaudited)	65.2%	66.1%	62.2%
Capital gain distributions (unaudited)	0.7%	6.5%	—%
Unrecaptured section 1250 gain (unaudited)	—%	3.0%	—%
Total	100.0%	100.0%	100.0%

11.  RELATED PARTY TRANSACTIONS

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had to pay for security, taxes, insurance and maintenance expenses related to the residence. Under the relocation arrangement as amended on August 9, 2012, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, plus tax on the amount of such payment at the maximum federal income tax rate. The amount of the shortfall will be paid in a combination of cash and common shares at the market value of the shares, as determined upon agreement between Mr. Mastandrea and the Compensation Committee.
In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence. We have previously agreed to reimburse Mr. Mastandrea for out-of-pocket moving costs including packing, temporary storage, transportation and moving supplies.

On December 21, 2012, Mr. Mastandrea sold the residence to a third party for a price of $1,125,000. Pursuant to the relocation arrangement, we paid cash of $1,325,000, representing the shortfall of the amount realized from the sale of the property, and $852,000, which represented moving expenses and closing costs incurred by Mr. Mastandrea and federal taxes. No common shares were issued. The total expense incurred by us of $2,177,000 is shown separately in our consolidated financial statements. In addition, we issued a note receivable for $975,000 to the buyer. The note bears interest at a rate of 4.5% and matures on December 31, 2013. As a result of this transaction, we also recorded a related party receivable of $652,000, which represents the federal income tax withholding not deducted from our payment to Mr. Mastandrea. Subsequent to December 31, 2012, we received the $652,000 and paid it to the federal government on behalf of Mr. Mastandrea.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

12.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 400 million common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

Reclassification of common shares and transfer of listing

On June 27, 2012, we filed with the State Department of Assessments and Taxation of Maryland amendments to our declaration of trust that (i) reclassified each issued and unissued Class A common share of beneficial interest, par value $0.001 per share (the "Class A common shares") into one Class B common share of beneficial interest, par value $0.001 per share (the "Class B common shares") and (ii) changed the designation of all of the Class B common shares to "common shares." The amendment setting forth the reclassification of the Class A common shares into Class B common shares was approved by our shareholders at the 2012 annual meeting of shareholders held on May 22, 2012. The amendment approving the redesignation of the Class B common shares to common shares was approved by our board of trustees and did not require shareholder approval. On June 29, 2012, we transferred the listing of our common shares to the New York Stock Exchange under our existing ticker symbol "WSR." As a result of the transfer, we voluntarily delisted our common shares from the NYSE MKT LLC effective June 28, 2012.

Equity Offerings

On August 28, 2012, we completed the sale of 4,830,000 common shares, $0.001 par value per share, including 630,000 common shares pursuant to the exercise of the underwriters' over-allotment option, at a price to the public of $12.80 per share. Total net proceeds from the offering, including over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $58.7 million, which we used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

On May 10, 2011, we completed a public offering of 5,310,000 common shares, including 310,000 common shares pursuant to the exercise of the underwriters' over-allotment option at a public offering price of $12.00 per share. Net proceeds, after payment of underwriting commissions and transaction costs, were approximately $59.7 million. We used the net proceeds to acquire properties in our target markets and to redevelop and re-tenant our existing properties, as well as for general corporate purposes.

Exchange Offers

On September 2, 2011, we commenced an offer to exchange common shares on a one-for-one basis for up to 453,642 outstanding OP units (the “First Exchange Offer”). The First Exchange Offer expired on October 3, 2011, and 453,642 OP units were accepted for exchange.

On December 9, 2011, we commenced a second offer to exchange common shares on a one-for-one basis for up to 453,642 outstanding OP units (the “Second Exchange Offer”). The Second Exchange Offer expired on January 11, 2012, and 453,580 OP units were accepted for exchange.

On May 10, 2012, we commenced a third offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the "Third Exchange Offer"). The Third Exchange Offer expired on June 8, 2012, and 426,986 Class A common shares and 121,156 OP units were accepted for change.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2012, we owned a 96.1% interest in the Operating Partnership.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2012 and December 31, 2011, there were 17,507,771 and 12,677,969 OP units outstanding, respectively.  We owned 16,822,285 and 11,317,042 OP units as of December 31, 2012 and December 31, 2011, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 94.1%, 84.2% and 70.2% for the years ended December 31, 2012, 2011 and 2010, respectively.

On October 9, 2012, we filed with the SEC a prospectus supplement covering the issuance of up to 786,191 of our common shares of beneficial interest, par value $0.001 per share, to certain holders of OP units. The OP units may be issued to the extent that OP unit holders tender their OP units for redemption in accordance with the terms of the limited partnership agreement of the Operating Partnership and we elect, in our sole discretion, to issue common shares to the tendering OP unit holders. The prospectus supplement supplements a base prospectus, dated July 25, 2012, relating to our effective shelf registration statement of Form S-3 (File No. 333-182667). As of December 31, 2012, 100,705 OP units had been redeemed for an equal number of common shares.
     Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

2011
Fourth Quarter	$0.2850	$3,193	$0.2850	$430	$3,623
Third Quarter	0.2850	3,115	0.2850	514	3,629
Second Quarter	0.2850	2,121	0.2850	515	2,636
First Quarter	0.2850	1,616	0.2850	515	2,131
Total	$1.1400	$10,045	$1.1400	$1,974	$12,019

13.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). On December 22, 2010, our board of trustees amended the Plan to allow for the issuance of common shares pursuant to the Plan. The Plan, as amended, provides that awards may be made with respect to common shares of Whitestone or OP units. The maximum aggregate number of common shares that may be issued under the Plan is increased upon each issuance of common shares by Whitestone so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of common shares of Whitestone and OP units issued and outstanding (other than shares and/or units issued to or held by Whitestone).

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

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

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of our officers restricted common shares and restricted common share units subject to certain restrictions. The restricted common shares and restricted common share units will vest upon achieving certain performance goals (as specified in the award agreement). The grantee is the record owner of the restricted common shares and has all rights of a shareholder with respect to the restricted common shares, including the right to vote the restricted common shares and to receive distributions with respect to the restricted common shares. The grantee has no rights of a shareholder with respect to the restricted common share units, including no right to vote the restricted common share units and no right to receive current distributions with respect to the restricted common share units until the restricted common share units are fully vested and convertible to common shares of Whitestone.

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2012	504,023	$12.48
Granted	99,700	13.03
Vested	(16,208)	13.77
Forfeited	(52,595)	12.61
Non-vested at December 31, 2012	534,920	$12.53
Available for grant at December 31, 2012	1,888,534

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
2012	99,700	$13.03	(16,208)	$223
2011	—	—	(5,169)	80
2010	31,858	14.09	(55,699)	695

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $0.3 million and $0.3 million, respectively.  Taking into account the acquisitions occurring during the three months ended September 30, 2012 (see Note 4), we expect additional performance-based shares to vest due to the achievement of certain Company-wide performance goals. As a result, as of December 31, 2012, there was approximately $1.2 million in unrecognized compensation cost related to outstanding nonvested performance-based and time-based shares that are expected to be recognized over a weighted-average period of approximately 12 months. The fair value of the shares granted during the year ended December 31, 2012 was determined using quoted prices available on the date of the grant and the fair value of the shares granted during the year ended December 31, 2010 was determined based on observable market transactions occurring near the date of the grants.

14. GRANTS TO TRUSTEES
On May 22, 2012, each of our four independent trustees was granted 1,500 common shares, which vested immediately. The 6,000 common shares granted to our four independent trustees had a grant date fair value of $13.03 per share. On June 25, 2012, two of our independent trustees elected to receive a total of 915 common shares with a grant date fair value of $13.39 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2012 was determined using quoted prices available on the date of grant.

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

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had to pay for security, taxes, insurance and maintenance expenses related to the residence. Under the relocation arrangement as amended on August 9, 2012, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, plus tax on the amount of such payment at the maximum federal income tax rate. The amount of the shortfall will be paid in a combination of cash and common shares at the market value of the shares, as determined upon agreement between Mr. Mastandrea and the Compensation Committee.

In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence. We have previously agreed to reimburse Mr. Mastandrea for out-of-pocket moving costs including packing, temporary storage, transportation and moving supplies.

On December 21, 2012, Mr. Mastandrea sold the residence to a third party for a price of $1,125,000. Pursuant to the relocation arrangement, we paid cash of $1,325,000, representing the shortfall of the amount realized from the sale of the property, and $852,000, which represented moving expenses and closing costs incurred by Mr. Mastandrea and federal taxes. No common shares were issued. The total expense incurred by us of $2,177,000 is shown separately in our consolidated financial statements. In addition, we issued a note receivable for $975,000 to the buyer. The note bears interest at a rate of 4.5% and matures on December 31, 2013. As a result of this transaction, we also recorded a related party receivable of $652,000, which represents the federal income tax withholding not deducted from our payment to Mr. Mastandrea. Subsequent to December 31, 2012, we received the $652,000 and paid it to the federal government on behalf of Mr. Mastandrea.

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
December 31, 2012

18.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Revenues	$10,426	$10,987	$11,618	$13,523
Net income (loss) attributable to Whitestone REIT	793	431	163	(1,337)
Earnings per share:
Basic - Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.07	$0.04	$0.01	$(0.08)
Diluted - Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	0.07	0.04	0.01	(0.08)
2011
Revenues	$8,086	$8,071	$8,790	$9,968
Net income (loss) attributable to Whitestone REIT	185	(196)	578	556
Earnings per share:
Basic - Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.03	$(0.02)	$0.05	$0.05
Diluted - Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	0.03	(0.02)	0.05	0.05

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

19. SUBSEQUENT EVENTS

Unsecured Revolving Credit Facility

On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility (the “2013 Facility”) with the lenders party thereto, with BMO Capital Markets and Wells Fargo Securities, LLC, as co-lead arrangers and joint book runners, Bank of Montreal, as administrative agent (the "Agent"), Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as documentation agent. We plan to use the 2013 Facility for acquisitions, redevelopment of value-add properties in our portfolio, and general corporate purposes.

The 2013 Facility amends and restates our 2012 Facility. In addition to a $125 million unsecured borrowing capacity under the revolving loan, the 2013 Facility also includes a $50 million term loan and permits the Operating Partnership to increase the borrowing capacity under the 2013 Facility to a total of $225 million, upon the satisfaction of certain conditions. The 2013 Facility will mature on February 3, 2017, and provides that the Operating Partnership may extend the maturity date for one year subject to certain conditions, including the payment of an extension fee.

Borrowings under the 2013 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) average rate quoted the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012

Whitestone will serve as the guarantor for funds borrowed by the Operating Partnership under the 2013 Facility. The 2013 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The 2013 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

Interest Rate Swap

On March 8, 2013. we, through our Operating Partnership, entered into an interest rate swap with U.S. Bank National Association that fixes the LIBOR portion of our $50 million term loan under our 2013 Facility at 0.84%. The swap starts on January 7, 2014 and will mature on February 3, 2017. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2012

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$1,366	$1,004	$(85)	$2,285
Year ended December 31, 2011	1,304	615	(553)	1,366
Year ended December 31, 2010	894	536	(126)	1,304

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Retail Communities:
Ahwatukee Plaza	$5,126	$4,086	$25	$—	$5,126	$4,111	$9,237
Bellnot Square	1,154	4,638	428	—	1,154	5,066	6,220
Bissonnet Beltway	415	1,947	450	—	415	2,397	2,812
Centre South	481	1,596	721	—	481	2,317	2,798
The Citadel	472	1,777	1,697	—	472	3,474	3,946
Desert Canyon	1,976	1,704	252	—	1,976	1,956	3,932
Gilbert Tuscany Village	1,767	3,233	460	—	1,767	3,693	5,460
Holly Knight	320	1,293	158	—	320	1,451	1,771
Kempwood Plaza	733	1,798	1,128	—	733	2,926	3,659
Lion Square	1,546	4,289	2,278	—	1,546	6,567	8,113
The Marketplace at Central	1,305	5,324	654	—	1,305	5,978	7,283
Paradise Plaza	6,155	10,221	(100)	—	6,155	10,121	16,276
Pinnacle of Scottsdale	6,648	22,466	375	—	6,648	22,841	29,489
Providence	918	3,675	684	—	918	4,359	5,277
Shaver	184	633	12	—	184	645	829
Shops at Starwood	4,093	11,487	—	—	4,093	11,487	15,580
Shops at Pecos Ranch	3,781	15,123	—	—	3,781	15,123	18,904
South Richey	778	2,584	1,540	—	778	4,124	4,902
Spoerlein Commons	2,340	7,296	262	—	2,340	7,558	9,898
SugarPark Plaza	1,781	7,125	834	—	1,781	7,959	9,740
Sunridge	276	1,186	292	—	276	1,478	1,754
Terravita Marketplace	7,171	9,392	196	—	7,171	9,588	16,759
Torrey Square	1,981	2,971	1,099	—	1,981	4,070	6,051
Town Park	850	2,911	252	—	850	3,163	4,013
Webster Pointe	720	1,150	270	—	720	1,420	2,140
Westchase	423	1,751	2,728	—	423	4,479	4,902
Windsor Park	2,621	10,482	7,056	—	2,621	17,538	20,159
	$56,015	$142,138	$23,751	$—	$56,015	$165,889	$221,904
Office/Flex Communities:
Brookhill	$186	$788	$311	$—	$186	$1,099	$1,285
Corporate Park Northwest	1,534	6,306	1,111	—	1,534	7,417	8,951
Corporate Park West	2,555	10,267	1,030	—	2,555	11,297	13,852
Corporate Park Woodland	652	5,330	684	—	652	6,014	6,666
Dairy Ashford	226	1,211	130	—	226	1,341	1,567
Holly Hall	608	2,516	388	—	608	2,904	3,512
Interstate 10	208	3,700	565	—	208	4,265	4,473
Main Park	1,328	2,721	547	—	1,328	3,268	4,596
Plaza Park	902	3,294	1,128	—	902	4,422	5,324
West Belt Plaza	568	2,165	785	—	568	2,950	3,518
Westgate	672	2,776	446	—	672	3,222	3,894
	$9,439	$41,074	$7,125	$—	$9,439	$48,199	$57,638

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Office Communities:
9101 LBJ Freeway	$1,597	$6,078	$1,466	$—	$1,597	$7,544	$9,141
Featherwood	368	2,591	579	—	368	3,170	3,538
Pima Norte	1,086	7,162	1,208	517	1,086	8,887	9,973
Royal Crest	509	1,355	213	—	509	1,568	2,077
Uptown Tower	1,621	15,551	3,207	—	1,621	18,758	20,379
Woodlake Plaza	1,107	4,426	1,164	—	1,107	5,590	6,697
Zeta Building	636	1,819	334	—	636	2,153	2,789
	$6,924	$38,982	$8,171	$517	$6,924	$47,670	$54,594
Total Operating Portfolio	$72,378	$222,194	$39,047	$517	$72,378	$261,758	$334,136

Shops at Pinnacle Peak	3,610	2,734	73	—	3,610	2,807	6,417
Fountain Square	5,573	9,828	131	—	5,573	9,959	15,532
Village Square at Dana Park	8,495	37,870	29	—	8,495	37,899	46,394
Total - Development Portfolio	$17,678	$50,432	$233	$—	$17,678	$50,665	$68,343

Pinnacle Phase II	$1,000	$—	$46	$167	$1,000	$213	$1,213
Village Square at Dana Park	4,000	—	—	—	4,000	—	4,000
Shops at Starwood Phase III	1,818	—	3	156	1,818	159	1,977
Total - Property Held for Development	$6,818	$—	$49	$323	$6,818	$372	$7,190

Grand Totals	$96,874	$272,626	$39,329	$840	$96,874	$312,795	$409,669

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Retail Communities:
Ahwatukee		$141		8/16/2011	5-39 years
Bellnot Square		1,489		1/1/2002	5-39 years
Bissonnet Beltway		1,283		1/1/1999	5-39 years
Centre South		921		1/1/2000	5-39 years
The Citadel		115		9/28/2010	5-39 years
Desert Canyon		92		4/13/2011	5-39 years
Gilbert Tuscany Village		177		6/28/2011	5-39 years
Holly Knight	(3)	770		8/1/2000	5-39 years
Kempwood Plaza	(3)	1,435		2/2/1999	5-39 years
Lion Square	(3)	2,141		1/1/2000	5-39 years
The Marketplace at Central		304		11/1/2010	5-39 years
Paradise Plaza	(11)	109		8/8/2012	5-39 years
Pinnacle of Scottsdale	(9)	586		12/22/2011	5-39 years
Providence	(3)	1,489		3/30/2001	5-39 years
Shaver		299		12/17/1999	5-39 years
Shops at Starwood		295		12/28/2011	5-39 years
Shops at Pecos Ranch		—		12/28/2012	5-39 years
South Richey	(3)	1,069		8/25/1999	5-39 years
Spoerlein Commons		814		1/16/2009	5-39 years
SugarPark Plaza	(3)	1,651		9/8/2004	5-39 years
Sunridge	(3)	511		1/1/2002	5-39 years
Terravita Marketplace		345		8/8/2011	5-39 years
Torrey Square	(3)	1,730		1/1/2000	5-39 years
Town Park	(3)	1,502		1/1/1999	5-39 years
Webster Pointe		624		1/1/2000	5-39 years
Westchase		1,005		1/1/2002	5-39 years
Windsor Park	(4)	2,989		12/16/2003	5-39 years
		$23,886
Office/Flex Communities:
Brookhill	(5)	$318		1/1/2002	5-39 years
Corporate Park Northwest		2,394		1/1/2002	5-39 years
Corporate Park West	(6)	3,572		1/1/2002	5-39 years
Corporate Park Woodland	(7)	2,500	11/1/2000		5-39 years
Dairy Ashford		559		1/1/1999	5-39 years
Holly Hall	(7)	828		1/1/2002	5-39 years
Interstate 10	(7)	2,210		1/1/1999	5-39 years
Main Park	(7)	1,343		1/1/1999	5-39 years
Plaza Park	(7)	1,759		1/1/2000	5-39 years
West Belt Plaza	(7)	1,397		1/1/1999	5-39 years
Westgate	(7)	1,046		1/1/2002	5-39 years
		$17,926

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Office Communities:
9101 LBJ Freeway	(8)	$1,939		8/10/2005	5-39 years
Featherwood	(10)	1,280		1/1/2000	5-39 years
Pima Norte		997		10/4/2007	5-39 years
Royal Crest		598		1/1/2000	5-39 years
Uptown Tower	(8)	4,466		11/22/2005	5-39 years
Woodlake Plaza	(8)	1,573		3/14/2005	5-39 years
Zeta Building	(5)	874		1/1/2000	5-39 years
		$11,727
Total Operating Portfolio		$53,539

Shops at Pinnacle Peak		$41		5/29/2012	5-39 years
Fountain Square		70		9/21/2012	5-39 years
Village Square at Dana Park		270		9/21/2012	5-39 years
Total - Development Portfolio		$381

Pinnacle Phase II		$—		12/28/2011	Land - Not Depreciated
Village Square at Dana Park		—		9/21/2012	Land - Not Depreciated
Shops at Starwood Phase III	(12)	—		12/28/2011	Land - Not Depreciated
Total - Property Held For Development		$—

Grand Total		$53,920

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2012	2011	2010
Balance at beginning of period	$292,360	$204,954	$192,832
Additions during the period:
Acquisitions	107,392	82,030	8,878
Improvements	12,798	7,568	4,142
	120,190	89,598	13,020
Deductions - cost of real estate sold or retired	(2,881)	(2,192)	(898)
Balance at close of period	$409,669	$292,360	$204,954

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $389,370.

(3)	These properties secure a $21.4 million and a $9.9 million mortgage notes.

(4)	This property secures a $10.0 million mortgage note.

(5)	These properties secure a $1.5 million mortgage note.

(6)	This property secures an $11.2 million mortgage note.

(7)	These properties secure a $26.9 million mortgage note.

(8)	These properties secure a $24.5 million mortgage note.

(9)	This property secures a $14.1 million mortgage note.

(10)	This property secures a $3.0 million mortgage note.

(11)	This property secures a $9.2 million mortgage note.

(12)	This property secures a $1.1 million mortgage note.

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

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

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

10.8+	Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 31, 2008)

10.9
Promissory Note among Whitestone Corporate Park West, LLC and MidFirst Bank dated August 5, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 8, 2008)

10.10
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.11
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.12
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.13
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.14
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.15
Note among Whitestone Offices LLC and Nationwide Life Insurance Company dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed October 7, 2008)

10.16
Floating Rate Promissory Note among Whitestone Industrial-Office LLC and Jackson National Life Insurance Company dated October 3, 2008 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

10.17+
Form of Restricted Common Share Award Agreement (Performance Vested) (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2009)

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

10.23
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.24
Agreement of Purchase and Sale between Whitestone REIT Operating Partnership, L.P. and Bank One, Chicago, NA, as trustee for Midwest Development Venture IV dated December 18, 2008 (previously filed and incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.25+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Daryl J. Carter (previously filed and incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.26+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Daniel G. DeVos (previously filed and incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.27+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Donald F. Keating (previously filed and incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.28+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Jack L. Mahaffey (previously filed and incorporated by reference to Exhibit 10.12 toRegistrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.29
Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.30
Modification of Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.31
Limited Guarantee dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.32
Promissory Note between Whitestone Featherwood LLC and Viewpoint Bank dated March 31, 2011 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 5, 2011)

10.33
Credit Agreement among Whitestone REIT Operating Partnership, L.P. and Bank of Montreal dated June 13, 2011 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed June 17, 2011)

10.34
Assumption Agreement among U.S. National Bank Association, Scottsdale Pinnacle LP, Howard Bankchik, Steven J. Fogel, Whitestone Pinnacle of Scottsdale, LLC and Whitestone REIT Operating Partnership, LP and Whitestone REIT, dated December 22, 2011 (previously filed and incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

10.35+
First Amendment to the Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2011)

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

10.36
Credit Agreement between Whitestone Operating Partnership, L.P. and Bank of Montreal dated February 27, 2012 (previously filed and incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed February 28, 2012)

10.37+	Separation Agreement between Whitestone REIT and Valarie King (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2012)

10.38+
Summary of Relocation Agreement between Whitestone REIT and James C. Mastandrea (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2012)

10.39
Credit Agreement between Whitestone Operating Partnership, L.P. and Bank of Montreal dated February 4, 2013 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 8, 2013)

12.1*	Statement of Calculation of Consolidated Ratio of Earnings to Fixed Charges

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101. SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

________________________

*    Filed herewith.
**    Furnished herewith.

Whitestone REIT and Subsidiaries

Index to Exhibits

***    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements.

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