Form 10-Q
period 2013-10-31
Whitestone REIT
filed 2013-11-06
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 21,942,702 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$483,379	$409,669
Accumulated depreciation	(62,737)	(53,920)
Total real estate assets	420,642	355,749
Cash and cash equivalents	9,506	6,544
Marketable securities	873	1,403
Escrows and acquisition deposits	6,129	6,672
Accrued rents and accounts receivable, net of allowance for doubtful accounts	9,169	7,947
Related party receivable	—	652
Unamortized lease commissions and loan costs	5,564	4,160
Prepaid expenses and other assets	2,749	2,244
Total assets	$454,632	$385,371

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$266,260	$190,608
Accounts payable and accrued expenses	13,505	13,824
Tenants' security deposits	3,360	3,024
Dividends and distributions payable	5,109	5,028
Total liabilities	288,234	212,484
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 17,341,947 and 16,943,098 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	17	16
Additional paid-in capital	231,001	224,237
Accumulated deficit	(69,879)	(57,830)
Accumulated other comprehensive loss	(68)	(392)
Total Whitestone REIT shareholders' equity	161,071	166,031
Noncontrolling interest in subsidiary	5,327	6,856
Total equity	166,398	172,887
Total liabilities and equity	$454,632	$385,371

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Property revenues
Rental revenues	$12,594	$8,992	$35,407	$25,643
Other revenues	3,697	2,626	9,548	7,388
Total property revenues	16,291	11,618	44,955	33,031

Property expenses
Property operation and maintenance	4,145	2,969	10,558	8,080
Real estate taxes	2,673	1,629	6,483	4,442
Total property expenses	6,818	4,598	17,041	12,522

Other expenses (income)
General and administrative	2,722	1,888	7,682	5,392
Depreciation and amortization	3,450	2,683	9,783	7,256
Interest expense	2,602	2,244	7,664	6,324
Interest, dividend and other investment income	(26)	(121)	(114)	(274)
Total other expenses	8,748	6,694	25,015	18,698

Income before loss on sale or disposal of assets and income taxes	725	326	2,899	1,811

Provision for income taxes	(90)	(77)	(227)	(212)
Loss on sale or disposal of assets	—	(77)	(48)	(105)

Net income	635	172	2,624	1,494

Less: Net income attributable to noncontrolling interests	21	9	91	99

Net income attributable to Whitestone REIT	$614	$163	$2,533	$1,395

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.01	$0.15	$0.11
Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.03	$0.01	$0.15	$0.11

Weighted average number of common shares outstanding:
Basic	17,036	13,842	16,916	12,409
Diluted	17,331	13,961	17,156	12,526

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.8550	$0.8550

Consolidated Statements of Comprehensive Income

Net income	$635	$172	$2,624	$1,494

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	(331)	(9)	162	(9)
Unrealized gain (loss) on available-for-sale marketable securities	(39)	92	176	891

Comprehensive income	265	255	2,962	2,376

Less: Comprehensive income attributable to noncontrolling interests	8	14	103	158

Comprehensive income attributable to Whitestone REIT	$257	$241	$2,859	$2,218

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2012	16,943	$16	$224,237	$(57,830)	$(392)	$166,031	685	$6,856	$172,887

Exchange of noncontrolling interest OP units for common shares	113	1	1,132	—	(2)	1,131	(113)	(1,131)	—

Exchange offer costs	—	—	(23)	—	—	(23)	—	—	(23)

Issuance of common shares - ATM Program, net of offering costs	282	—	4,184	—	—	4,184	—	—	4,184

Issuance of shares under dividend reinvestment plan	5	—	72	—	—	72	—	—	72

Share-based compensation	(1)	—	1,399	—	—	1,399	—	—	1,399

Distributions	—	—	—	(14,582)	—	(14,582)	—	(501)	(15,083)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	170	170	—	6	176

Unrealized gain on change in value of cash flow hedge	—	—	—	—	156	156	—	6	162

Net income	—	—	—	2,533	—	2,533	—	91	2,624

Balance, September 30, 2013	17,342	$17	$231,001	$(69,879)	$(68)	$161,071	572	$5,327	$166,398

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$2,624	$1,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,783	7,255
Amortization of deferred loan costs	823	1,064
Amortization of notes payable discount	387	86
Gain on sale of marketable securities	(41)	(110)
Loss on sale or disposal of assets	48	105
Bad debt expense	1,431	720
Share-based compensation	1,501	384
Changes in operating assets and liabilities:
Escrows and acquisition deposits	886	29
Accrued rents and accounts receivable	(2,653)	(1,876)
Related party receivable	652	—
Unamortized lease commissions	(993)	(674)
Prepaid expenses and other assets	336	630
Accounts payable and accrued expenses	(393)	200
Tenants' security deposits	336	614
Net cash provided by operating activities	14,727	9,921

Cash flows from investing activities:
Acquisitions of real estate	(58,403)	(79,400)
Additions to real estate	(3,925)	(9,297)
Investments in marketable securities	—	(750)
Proceeds from sales of marketable securities	747	5,509
Net cash used in investing activities	(61,581)	(83,938)

Cash flows from financing activities:
Distributions paid to common shareholders	(14,504)	(10,543)
Distributions paid to OP unit holders	(528)	(783)
Proceeds from issuance of common shares, net of offering costs	4,184	58,679
Payments of exchange offer costs	(23)	(249)
Proceeds from notes payable	47,150	—
Proceeds from revolving credit facility, net	73,400	33,956
Repayments of notes payable	(57,936)	(2,853)
Payments of loan origination costs	(1,927)	(1,546)
Net cash provided by financing activities	49,816	76,661

Net increase in cash and cash equivalents	2,962	2,644
Cash and cash equivalents at beginning of period	6,544	5,695
Cash and cash equivalents at end of period	$9,506	$8,339

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,950	$5,250
Cash paid for taxes	$237	$225
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$194	$523
Financed insurance premiums	$883	$856
Value of shares issued under dividend reinvestment plan	$72	$68
Debt assumed with acquisitions of real estate	$11,100	$9,166
Interest supplement assumed with acquisition of real estate	$932	$—
Acquired interest rate swap	$—	$1,901
Debt discount on acquired note payable	$—	$(1,329)
Accrued offering costs	$15	$85
Value of common shares exchanged for OP units	$1,132	$6,224
Change in fair value of available-for-sale securities	$176	$891
Change in fair value of cash flow hedge	$162	$(9)

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2012 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of September 30, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2013, and the results of operations for the three and nine month periods ended September 30, 2013 and 2012, the consolidated statements of changes in equity for the nine month period ended September 30, 2013 and cash flows for the nine month periods ended September 30, 2013 and 2012.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Business.  Whitestone was formed as a real estate investment trust ("REIT"), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2013 and December 31, 2012, Whitestone owned and operated 55 and 51 commercial properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2013 and December 31, 2012, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the "common shares") and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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
September 30, 2013
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

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. No available-for-sale marketable securities were sold during the three months ended September 30, 2013, and we recognized gains on the sale of marketable securities of approximately $78,000 during the three months ended September 30, 2012. We recognized gains on the sale of marketable securities of approximately $41,000 and $110,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, our investment in available-for-sale marketable securities was approximately $873,000, which includes an aggregate unrealized loss of approximately $233,000.

Derivative Instruments and Hedging Activities. On March 8, 2013, we, through our Operating Partnership, entered into an interest rate swap with U.S. Bank National Association that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%. See Note 6 for additional information regarding our credit facility. The swap will begin on January 7, 2014 and will mature on February 3, 2017. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. As of September 30, 2013, the fair value of our cash flow hedge was $12,000. For the three and nine months ended September 30, 2013, we recognized $314,000 as other comprehensive losses and $11,000 as other comprehensive gains, respectively. For the three and nine months ended September 30, 2013, we did not recognize any portion of the cash flow hedge into earnings because we are not required to make cash settlements until 2014.

On August 8, 2012, as part of our acquisition of Paradise Plaza (see Note 14), we assumed a $9.2 million variable rate note (see Note 6). The note included an interest rate swap that had a fixed interest rate of 5.72%. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, is recognized directly in earnings. As of September 30, 2013, the fair value of our cash flow hedge was $1.3 million. For the three and nine months ended September 30, 2013, we recognized $17,000 as other comprehensive losses and $151,000 as other comprehensive gains, respectively. For the three and nine months ended September 30, 2013, we recognized $87,000 and $263,000 as interest expense, respectively. For the three and nine months ended September 30, 2012, we recognized $9,000 as other comprehensive losses. We did not recognize any portion of the cash flow hedge into earnings for the three and nine months ended September 30, 2012.

As of September 30, 2013, we consider our cash flow hedges to be highly effective. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2013, approximately $28,000 and $27,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2013, approximately $97,000 and $76,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2012, approximately $47,000 and $50,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2012, approximately $135,000 and $113,000 in interest and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $834,000 and $118,000 in share-based compensation for the three months ended September 30, 2013 and 2012, respectively, and we recognized $1,501,000 and $384,000 in share-based compensation for the nine months ended September 30, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements.  In February 2013, the FASB issued guidance requiring entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. This guidance was effective prospectively for reporting periods beginning on or after December 15, 2012. We do not expect the pronouncement to have a significant impact on our consolidated financial statements.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of September 30, 2013 and December 31, 2012. Available-for-sale securities consisted of the following (in thousands):

	September 30, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(233)	$873
Total available-for-sale securities	$1,106	$—	$(233)	$873

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,811	$—	$(408)	$1,403
Total available-for-sale securities	$1,811	$—	$(408)	$1,403

During the three months ended September 30, 2013, no available-for-sale securities were sold, and during the three months ended September 30, 2012, available-for-sale securities were sold for total proceeds of $1,583,000. During the nine months ended September 30, 2013, available-for-sale securities were sold for total proceeds of $747,000. The gross realized gains and losses on these sales during the nine months ended September 30, 2013 were $44,000 and $3,000, respectively. During the nine months ended September 30, 2012, available-for-sale securities were sold for total proceeds of $5,509,000. The gross realized gains and losses on the sales during the nine months ended September 30, 2012 totaled $152,000 and $42,000, respectively.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2013	December 31, 2012

Tenant receivables	$5,892	$3,536
Accrued rents and other recoveries	6,788	6,696
Allowance for doubtful accounts	(3,511)	(2,285)
Total	$9,169	$7,947

5. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Leasing commissions	$6,383	$5,530
Deferred financing cost	6,500	4,574
Total cost	12,883	10,104
Less: leasing commissions accumulated amortization	(3,452)	(2,899)
Less: deferred financing cost accumulated amortization	(3,867)	(3,045)
Total cost, net of accumulated amortization	$5,564	$4,160

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2013	December 31, 2012
Fixed rate notes
$1.1 million 4.71% Note, due December 31, 2013	$1,087	$1,087
$20.2 million 4.2805% Note, due June 6, 2023 (1)	20,200	13,850
$3.0 million 6.00% Note, due March 31, 2021 (2)	2,914	2,943
$10.0 million 6.04% Note, due March 1, 2014	8,998	9,142
$1.5 million 6.50% Note, due March 1, 2014	1,423	1,444
$11.2 million 6.52% Note, due September 1, 2015	10,487	10,609
$21.4 million 6.53% Notes, due October 1, 2013 (3)	—	18,865
$24.5 million 6.56% Note, due October 1, 2013 (3)	—	23,135
$9.9 million 6.63% Notes, due March 1, 2014	8,690	8,925
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (4)	7,869	7,854
$11.1 million 5.87% Note, due August 6, 2016	11,972	—
$16.5 million 4.97% Note, due September 26, 2023	16,450	—
$0.9 million 2.97% Note, due November 28, 2013	163	15
Floating rate notes
Unsecured credit facility, LIBOR plus 1.75% to 2.50%, due February 3, 2017 (5)	142,400	69,000
$26.9 million, LIBOR plus 2.86% Note, due December 1, 2013	23,107	23,739
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018	10,500	—
	$266,260	$190,608

(1)	Promissory note had an original balance of $14.1 million and an interest rate of 5.695%, due in 2013, which was refinanced in May 2013. See below for further discussion of the Pinnacle Note.

(2)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016, the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

(3)	This promissory note was paid in full in August 2013.

(4)	Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term.

(5)
We have entered into an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured revolving credit facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

On September 26, 2013, we, operating through our subsidiary, Whitestone Uptown Tower, LLC, a Delaware limited liability company ("Whitestone Uptown"), entered into a $16.5 million promissory note (the "Uptown Note"), with a fixed interest rate of 4.97% payable to Morgan Stanley Capital Holdings LLC and a maturity of September 26, 2023. Proceeds from the Uptown Note were used to repay a portion of our unsecured revolving credit facility.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

On September 24, 2013, we, operating through our subsidiary, Whitestone Terravita Marketplace, LLC, a Delaware limited liability company ("Whitestone Terravita"), entered into a $10.5 million promissory note (the "Terravita Note"), with an applicable interest rate of LIBOR plus 2.00%, payable to Bank of America, N.A. and a maturity of September 24, 2018. Proceeds from the Terravita Note were used to repay a portion of our unsecured revolving credit facility.

The Terravita Note is a non-recourse loan secured by Whitestone Terravita's Terravita Marketplace property, located in Scottsdale, Arizona, and a limited guarantee by the Operating Partnership. In conjunction with the Terravita Note, a deed of trust was executed by Whitestone Terravita that contains customary terms and conditions, including representations, warranties and covenants by Whitestone Terravita that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the property.

On June 19, 2013, we assumed a $11.1 million promissory note as part of our acquisition of Mercado at Scottsdale Ranch (see Note 14). The 5.87% fixed interest rate note matures on August 16, 2016. In conjunction with our acquisition, we received an interest rate supplement from the seller in the amount of $932,000, which we will accrete into expense over the life of the note. As a result of the supplement, the imputed interest rate is 3.052%, which we consider to be an appropriate market rate.

On May 31, 2013, we, operating through our subsidiary, Whitestone Pinnacle of Scottsdale, LLC, a Delaware limited liability company ("Whitestone Pinnacle"), refinanced our $14.1 million promissory note, with an applicable interest rate of 5.695% and a maturity of June 1, 2013, with a $20.2 million promissory note (the "Pinnacle Note") payable to Cantor Commercial Real Estate Lending, L.P. with an applicable interest rate of 4.2805%, and a maturity of June 6, 2023.

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

As of September 30, 2013, our $123.7 million in secured debt was collateralized by 22 properties with a carrying value of $163.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of September 30, 2013, we were in compliance with all loan covenants.

On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility (the “Facility”) with the lenders party thereto, with BMO Capital Markets and Wells Fargo Securities, LLC, as co-lead arrangers and joint book runners, Bank of Montreal, as administrative agent (the "Agent"), Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as documentation agent. The Facility amended and restated our previous unsecured credit facility. We plan to use the Facility for property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio.

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

Borrowings under the Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then-existing leverage. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) average rate quoted the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 0.5%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

We are the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of September 30, 2013, we were in compliance with all covenants.

As of September 30, 2013, $142.4 million was drawn on the Facility, and our remaining borrowing capacity was $32.6 million, assuming that we use proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital.

Scheduled maturities of our outstanding debt as of September 30, 2013 were as follows (in thousands):

Year	Amount Due

2013	$24,601
2014	19,504
2015	11,026
2016	12,126
2017	151,185
Thereafter	47,818
Total	$266,260

We have approximately $25 million of debt maturing in December 2013. The refinancing of this debt is currently in progress and expected to be completed by year end. We also have availability under our Facility should we be unable to obtain similar or better financing of this debt from our current lenders or new lenders.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2013 and 2012, 577,362 and 786,191 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2013 and 2012, 604,905 and 886,407 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended September 30, 2013 and 2012, distributions of $44,000 and $45,000, respectively, were made to holders of certain restricted common shares, $34,000 and $40,000, respectively, of which were charged against earnings. For the nine months ended September 30, 2013 and 2012, distributions of $134,000 and $148,000, respectively, were made to holders of certain restricted common shares, $102,000 and $137,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$635	$172	$2,624	$1,494
Less: Net income attributable to noncontrolling interests	(21)	(9)	(91)	(99)
Distributions paid on unvested restricted shares	(10)	(5)	(32)	(11)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$604	$158	$2,501	$1,384

Denominator:
Weighted average number of common shares - basic	17,036	13,842	16,916	12,409
Effect of dilutive securities:
Unvested restricted shares	295	119	240	117
Weighted average number of common shares - dilutive	17,331	13,961	17,156	12,526

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.01	$0.15	$0.11
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.03	$0.01	$0.15	$0.11

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
September 30, 2013
(Unaudited)

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended September 30, 2013 and 2012, we recognized $67,000 and $61,000 in margin tax provision, respectively, and for the nine months ended September 30, 2013 and 2012, we recognized $191,000 and $184,000, respectively.

9.  RELATED PARTY TRANSACTIONS

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of our Compensation Committee, we entered into an arrangement with Mr. Mastandrea, our Chairman and Chief Executive Officer, with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had to pay for security, taxes, insurance and maintenance expenses related to the residence. Under the relocation arrangement as amended on August 9, 2012, we agreed to pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, plus tax on the amount of such payment at the maximum federal income tax rate. The amount of the shortfall was to be paid in a combination of cash and common shares at the market value of the shares, as determined upon agreement between Mr. Mastandrea and the Compensation Committee.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Equity Offerings

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. During the three months ended September 30, 2013, we sold 282,239 common shares under the equity distribution program, with net proceeds to us of approximately $4.2 million. In connection with such sales, we paid compensation of $0.2 million to the sales agents. We had not sold any common shares under the equity distribution program as of June 30, 2013.

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

Operating Partnership Units
Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2013, we owned a 96.8% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2013 and December 31, 2012, there were 17,793,526 and 17,507,771 OP units outstanding, respectively.  We owned 17,221,124 and 16,822,285 OP units as of September 30, 2013 and December 31, 2012, respectively. The balance of the OP units is owned by third parties, including certain of our trustees.  Our weighted average share ownership in the Operating Partnership was approximately 96.6% and 94.6% for the three months ended September 30, 2013 and 2012, respectively, and 96.6% and 93.4% for the nine months ended September 30, 2013 and 2012, respectively. During the three and nine months ended September 30, 2013, 7,480 and 113,084 OP units, respectively were redeemed for 7,480 and 113,084 common shares, respectively. There were no OP units redeemed during the three and nine months ended September 30, 2012.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2012 and the nine months ended September 30, 2013 (in thousands, except per share/unit data):

	Common Shares (1)		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2013
Third Quarter	$0.2850	$4,865	$0.2850	$165	$5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$0.8550	$14,504	$0.8550	$528	$15,032

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

(1)	Effective June 27, 2012, each outstanding Class A common share was reclassified into one Class B common share, and the Class B common shares were redesignated as "common shares."

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
September 30, 2013
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

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value (1)
Non-vested at January 1, 2013	534,920	$12.53
Granted	298,333	15.59
Vested	(12,932)	14.88
Forfeited	(47,069)	13.07
Non-vested at September 30, 2013	773,252	$13.64
Available for grant at September 30, 2013	1,679,596

(1)
The fair value of the common shares granted before trading of the common shares commenced on the NYSE MKT on August 26, 2010 were determined based on observable market transactions occurring near the date of the grants. The fair value of the common shares granted subsequent to August 26, 2010 was determined based on the fair value at the date of grant.

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2013 and years ended December 31, 2012, 2011 and 2010 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine months ended September 30, 2013	298,333	$15.59	(12,932)	$192
Year ended December 31, 2012	99,700	13.03	(16,208)	223
Year ended December 31, 2011	—	—	(5,169)	80
Year ended December 31, 2010	31,858	14.09	(55,699)	695

Total compensation recognized in earnings for share-based payments was $834,000 and $118,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,501,000 and $384,000 for the nine months ended September 30, 2013 and 2012, respectively. Taking into account the acquisitions that occurred during the nine months ended September 30, 2013 and the year ended December 31, 2012 (see Note 14), we expect additional performance-based shares to vest due to the achievement of certain Company-wide performance goals. As a result, as of September 30, 2013, there was approximately $2,669,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which is expected to vest over a weighted average period of 14 months and approximately $70,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which is expected to be recognized over a weighted average period of approximately 22 months.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

On August 2, 2013, our Compensation Committee approved a company-wide annual cash bonus program for our employees and including our named executive officers ("NEOs"). The program will make employees eligible for annual cash bonuses based on achievement of defined financial and operational goals by us and their individual business units. The goals include occupancy percentage, revenues, property net operating income and funds from operations. The bonus percentages range from 15% to 25% of annual base salaries for the NEOs. As of September 30, 2013, we do not expect to achieve any of the defined financial or operational goals and have not recognized any expense related to the bonus program.

12. GRANTS TO TRUSTEES

On September 16, 2013, each of our five independent trustees was granted 1,500 common shares, which vested immediately. The 7,500 common shares granted to our five independent trustees had a grant date fair value of $14.52 per share. On January 31, 2013, two of our independent trustees elected to receive a total of 1,172 common shares with a grant date fair value of $14.50 in lieu of cash for board fees. The fair value of the shares granted during the nine months ended September 30, 2013 was determined using quoted prices available on the date of grant.

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
September 30, 2013
(Unaudited)

On May 29, 2012, we acquired the Shops at Pinnacle Peak, a property that meets our Community Centered Property strategy, for approximately $6.4 million in cash and net prorations. The 41,530 square foot property was 76% leased at the time of purchase and is located in North Scottsdale, Arizona.

15. SUBSEQUENT EVENTS

On October 1, 2013, we reached an agreement, resolving a year-long co-tenancy dispute with an existing tenant that occupies an aggregate of 54,000 square feet in our Phoenix and Houston markets. The resolution of the dispute will result in the tenant returning to market rental rates and allowing us to add two high-quality tenants, who are expected to occupy approximately 65,000 square feet in the centers by December 31, 2013.

On October 7, 2013, we acquired Fountain Hills Plaza, a property that meets our Community Centered Property strategy, for approximately $20.6 million in cash and net prorations. The 111,289 square foot property was 87% leased at the time of purchase and is located in Fountain Hills, Arizona, a suburb of Phoenix.

On October 8, 2013, we completed the sale of 4,000,000 common shares, $0.001 par value per share, and on October 28, 2013, upon the underwriters' exercise of the over-allotment option, we completed the sale of 600,000 additional common shares, at a price to the public of $13.54 per share. Total net proceeds from the offering, including the over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $59.4 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership intends to use the net proceeds from this offering for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures (including tenant improvements), the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

On October 17, 2013, we acquired a 2.50 acre parcel for $2.8 million in cash and net prorations. The parcel is located in Spring, Texas, a suburb of Houston, and is contiguous to our Corporate Park Woodland property.

On October 30, 2013, we, operating through our subsidiary, Whitestone Terravita Marketplace LLC, entered into an interest rate swap with Bank of America, N.A. that fixed the LIBOR portion of our $10.5 million loan at 1.5475%. The swap began on November 1, 2013 and will mature on September 24, 2018. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in the comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

As of September 30, 2013, we owned and operated 55 commercial properties consisting of:

Operating Portfolio

•	30 retail centers containing approximately 2.3 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $255.2 million;

•	seven office centers containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $42.6 million; and

•	11 office/flex centers containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $38.8 million.
Redevelopment, New Acquisitions Portfolio

•
three retail Community Centered Properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $76.7 million; and

•	four parcels of land held for future development having a total carrying value of $7.4 million.
As of September 30, 2013, we had an aggregate of 1,168 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.6% of our annualized rental revenues for the nine months ended September 30, 2013.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 256 new and renewal leases during the nine months ended September 30, 2013, totaling approximately 599,000 square feet and approximately $33.4 million in total lease value.  This compares to 245 new and renewal leases totaling approximately 493,000 square feet and approximately $24.0 million in total lease value during the same period in 2012.

We employed 69 full-time employees as of September 30, 2013.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $16.3 million and $11.6 million for the three months ended September 30, 2013 and 2012, respectively, and $45.0 million and $33.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2013, approximately 22.6% of our gross leasable area was subject to leases that expire prior to December 31, 2014.  Over the last two years, we have renewed leases covering approximately 68% of our expiring square footage as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  In the markets in which we operate, we obtain and analyze market rental rates by reviewing third-party publications, which provide market and submarket rental rate data, and by inquiring of property owners and property management companies as to rental rates being quoted at properties located in close proximity to our properties that we believe display similar physical attributes as our properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  During the year ended December 31, 2012, our revenue rate per square foot for new and renewal comparable spaces increased 2% when compared to the expiring revenue rate per square foot for the previous leases in the same spaces.  As such, we expect the 2013 and 2014 expiring square footage to lease at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances, as well as overall economic trends, to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay dividends to our shareholders.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the nine months ended September 30, 2013.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table provides a summary comparison of our results of operations for the three months ended September 30, 2013 and 2012 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended September 30,
	2013	2012
Number of properties owned and operated	55	50
Aggregate gross leasable area (sq. ft.)	4,597,541	4,195,924
Ending occupancy rate - operating portfolio(1)	86%	87%
Ending occupancy rate - all properties	85%	85%

Total property revenues	$16,291	$11,618
Total property expenses	6,818	4,598
Total other expenses	8,748	6,694
Provision for income taxes	90	77
Loss on disposal of assets	—	77
Net income	635	172
Less: Net income attributable to noncontrolling interests	21	9
Net income attributable to Whitestone REIT	$614	$163

Funds from operations (2)	$4,062	$2,906
Property net operating income (3)	9,473	7,020
Distributions paid on common shares and OP units	5,030	4,083
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a % of funds from operations	124%	141%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $16,291,000 for the three months ended September 30, 2013 as compared to $11,618,000 for the three months ended September 30, 2012, an increase of $4,673,000, or 40%. The three months ended September 30, 2013 included $4,618,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended September 30, 2013 to the three months ended September 30, 2012, New Stores include properties acquired between July 1, 2012 and September 30, 2013. Same Store revenues increased $55,000 for the three months ended September 30, 2013 as compared to the same period in the prior year. We define "Same Stores" as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended September 30, 2013 to the three months ended September 30, 2012, Same Stores include properties currently owned that were acquired before July 1, 2012. Same Store average occupancy decreased from 86.0% for the three months ended September 30, 2012 to 84.7% for the three months ended September 30, 2013, decreasing Same Store revenue $146,000. The Same Store average revenue per leased square foot increased $0.26 for the three months ended September 30, 2013 to $14.53 per leased square foot as compared to the average revenue per leased square foot of $14.27 for the three months ended September 30, 2012, resulting in a increase of Same Store revenues of $201,000.

Property expenses.  Our property expenses were approximately $6,818,000 for the three months ended September 30, 2013 as compared to $4,598,000 for the three months ended September 30, 2012, an increase of $2,220,000, or 48%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Overall Property Expenses	2013	2012	Change	% Change
Real estate taxes	$2,673	$1,629	$1,044	64%
Utilities	1,047	810	237	29%
Contract services	955	657	298	45%
Repairs and maintenance	535	476	59	12%
Bad debt	719	362	357	99%
Labor and other	889	664	225	34%
Total property expenses	$6,818	$4,598	$2,220	48%

	Three Months Ended September 30,
Same Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$1,851	$1,557	$294	19%
Utilities	802	797	5	1%
Contract services	688	642	46	7%
Repairs and maintenance	412	471	(59)	(13)%
Bad debt	567	360	207	58%
Labor and other	724	659	65	10%
Total property expenses	$5,044	$4,486	$558	12%

	Three Months Ended September 30,
New Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$822	$72	$750	Not meaningful
Utilities	245	13	232	Not meaningful
Contract services	267	15	252	Not meaningful
Repairs and maintenance	123	5	118	Not meaningful
Bad debt	152	2	150	Not meaningful
Labor and other	165	5	160	Not meaningful
Total property expenses	$1,774	$112	$1,662	Not meaningful

Real estate taxes.  Real estate taxes increased $1,044,000, or 64%, during the three months ended September 30, 2013 as compared to the same period in 2012. Real estate taxes for New Store properties increased approximately $750,000 for the three months ended September 30, 2013. Same Store real estate taxes increased approximately $294,000 during the three months ended September 30, 2013 as compared to the same period in 2012. The Same Store increase in real estate taxes was primarily attributable to increases in the assessed values to our Texas properties for 2013. We are currently litigating the assessed values of our properties and expect to see some reduction in the assessed values, but can not determine the amount of the reductions until the cases have been settled with the taxing authorities. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $237,000, or 29%, during the three months ended September 30, 2013 as compared to the same period in 2012. Utilities expense increases attributable to New Store properties were approximately $232,000 for the three months ended September 30, 2013. Same Store utilities expenses increased approximately $5,000 during the three months ended September 30, 2013 as compared to the same period in 2012.

Contract services.  Contract services increased $298,000, or 45%, during the three months ended September 30, 2013 as compared to the same period in 2012. The increase in contract services expenses included $252,000 in increases for New Store properties for the three months ended September 30, 2013. Same Store contract service expenses increased approximately $46,000 during the three months ended September 30, 2013 as compared to the same period in 2012.

Repairs and maintenance. Repairs and maintenance expenses increased $59,000, or 12%, during the three months ended September 30, 2013 as compared to the same period in 2012. Repairs and maintenance expenses for the three months ended September 30, 2013 included approximately $118,000 in increases for New Store properties. Same Store repairs and maintenance expenses decreased approximately $59,000 during the three months ended September 30, 2013 as compared to the same period in 2012.

Bad debt.  Bad debt expenses increased $357,000, or 99%, during the three months ended September 30, 2013 as compared to the same period in 2012. Bad debt expenses for the three months ended September 30, 2013 included approximately $150,000 in increases for New Store properties. Same Store bad debt increased approximately $207,000 during the three months ended September 30, 2013 as compared to the same period in 2012. The increase in bad debt expense is primarily due to an increase in our tenant allowance for uncollectible accounts and tenant defaults. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $225,000, or 34%, during the three months ended September 30, 2013 as compared to the same period in 2012. Labor and other expenses for the three months ended September 30, 2013 included approximately $160,000 in increased cost for New Store properties. Same Store labor and other expenses increased approximately $65,000 during the three months ended September 30, 2013 as compared to the same period in 2012.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended September 30,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012
Property revenues	$11,210	$11,155	$5,081	$463	$16,291	$11,618
Property expenses	5,044	4,486	1,774	112	6,818	4,598
Property net operating income	$6,166	$6,669	$3,307	$351	$9,473	$7,020

Other expenses.  Our other expenses were $8,748,000 for the three months ended September 30, 2013, as compared to $6,694,000 for the three months ended September 30, 2012, an increase of $2,054,000, or 31%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	Change	% Change
General and administrative	$2,722	$1,888	$834	44%
Depreciation and amortization	3,450	2,683	767	29%
Interest expense	2,602	2,244	358	16%
Interest, dividend and other investment income	(26)	(121)	95	(79)%
Total other expenses	$8,748	$6,694	$2,054	31%

General and administrative.  General and administrative expenses increased approximately $834,000, or 44%, for the three months ended September 30, 2013 as compared to the same period in 2012. The increases in general and administrative expenses included increases in share-based compensation expenses of $721,000, payroll expenses of $350,000 and travel expenses of $135,000, offset by lower acquisition cost expenses of $305,000 and lower other costs of $67,000.

The increase in share-based compensation expense is due to the 290,833 performance-based shares granted to employees, 7,500 shares granted to the board of trustees and expected vesting of previously granted and unvested performance-based shares. As of September 30, 2013, there was approximately $2,669,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a weighted average period of approximately 14 months and approximately $70,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted average period of approximately 22 months. Payroll expenses increased due to the addition of 10 full-time employees between September 30, 2012 and September 30, 2013.

Depreciation and amortization.  Depreciation and amortization increased $767,000, or 29%, for the three months ended September 30, 2013 as compared to the same period in 2012. Depreciation for improvements to Same Store properties increased $25,000 for the three months ended September 30, 2013 as compared to the same period in 2012. Lease commission amortization and depreciation of corporate assets increased $17,000 for the three months ended September 30, 2013 as compared to the same period in 2012. Depreciation for New Store properties increased $729,000 and depreciation on our non-real estate assets decreased $4,000.

Interest expense. Interest expense increased $358,000, or 16%, for the three months ended September 30, 2013 as compared to the same period in 2012. The increase in interest expense is comprised of approximately $1,422,000 in interest expense resulting from an approximate $112,397,000 increase in our average notes payable balance during the three months ended September 30, 2013 as compared to the same period in 2012, offset by a $1,037,000 decrease in interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 5.1% to 3.5% during three months ended September 30, 2013 as compared to the same period in 2012. Amortized loan fees included in interest expense decreased $27,000 for the three months ended September 30, 2013 to $270,000 as compared to $297,000 for the same period in 2012.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $95,000, or 79%, for the three months ended September 30, 2013 as compared to the same period in 2012. The $95,000 decrease is primarily attributable to gains on sales of marketable securities for the three months ended September 30, 2012 that were not realized during the same period in 2013.

Results of Operations

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table provides a summary comparison of our results of operations for the nine months ended September 30, 2013 and 2012 (dollars in thousands, except per share and OP unit amounts):

	Nine Months Ended September 30,
	2013	2012
Number of properties owned and operated	55	50
Aggregate gross leasable area (sq. ft.)	4,597,541	4,195,924
Ending occupancy rate - operating portfolio(1)	86%	87%
Ending occupancy rate - all properties	85%	85%

Total property revenues	$44,955	$33,031
Total property expenses	17,041	12,522
Total other expenses	25,015	18,698
Provision for income taxes	227	212
Loss on disposal of assets	48	105
Net income	2,624	1,494
Less: Net income attributable to noncontrolling interests	91	99
Net income attributable to Whitestone REIT	$2,533	$1,395

Funds from operations (2)	$12,388	$8,759
Property net operating income (3)	27,914	20,509
Distributions paid on common shares and OP units	15,032	11,326
Distributions per common share and OP unit	$0.8550	$0.8550
Distributions paid as a % of funds from operations	121%	129%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $44,955,000 for the nine months ended September 30, 2013 as compared to $33,031,000 for the nine months ended September 30, 2012, an increase of $11,924,000, or 36%. The nine months ended September 30, 2013 included $11,684,000 in increased revenues from New Store operations. For purposes of comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012, New Stores include properties acquired between January 1, 2012 and September 30, 2013. Same Store revenues increased $240,000 for the nine months ended September 30, 2013 as compared to the same period in the prior year. For purposes of comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012, Same Stores include properties currently owned that were acquired before January 1, 2012. Same Store average occupancy increased from 84.8% for the nine months ended September 30, 2012 to 85.3% for the nine months ended September 30, 2013, increasing Same Store revenue $217,000. The Same Store average revenue per leased square foot increased $0.01 for the nine months ended September 30, 2013 to $14.14 per leased square foot as compared to the average revenue per leased square foot of $14.13 for the nine months ended September 30, 2012, resulting in an increase of Same Store revenues of $23,000.

Property expenses.  Our property expenses were approximately $17,041,000 for the nine months ended September 30, 2013 as compared to $12,522,000 for the nine months ended September 30, 2012, an increase of $4,519,000, or 36%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Overall Property Expenses	2013	2012	Change	% Change
Real estate taxes	$6,483	$4,442	$2,041	46%
Utilities	2,670	2,199	471	21%
Contract services	2,670	1,959	711	36%
Repairs and maintenance	1,428	1,335	93	7%
Bad debt	1,434	720	714	99%
Labor and other	2,356	1,867	489	26%
Total property expenses	$17,041	$12,522	$4,519	36%

	Nine Months Ended September 30,
Same Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$4,605	$4,339	$266	6%
Utilities	2,145	2,174	(29)	(1)%
Contract services	1,956	1,930	26	1%
Repairs and maintenance	1,138	1,325	(187)	(14)%
Bad debt	1,094	694	400	58%
Labor and other	1,863	1,850	13	1%
Total property expenses	$12,801	$12,312	$489	4

	Nine Months Ended September 30,
New Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$1,878	$103	$1,775	Not meaningful
Utilities	525	25	500	Not meaningful
Contract services	714	29	685	Not meaningful
Repairs and maintenance	290	10	280	Not meaningful
Bad debt	340	26	314	Not meaningful
Labor and other	493	17	476	Not meaningful
Total property expenses	$4,240	$210	$4,030	Not meaningful

Real estate taxes.  Real estate taxes increased $2,041,000, or 46%, during the nine months ended September 30, 2013 as compared to the same period in 2012. Real estate taxes for New Store properties increased approximately $1,775,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. Same Store real estate taxes increased approximately $266,000 during the nine months ended September 30, 2013 as compared to the same period in 2012. The Same Store increase in real estate taxes was primarily attributable to increases in the assessed values to our Texas properties for 2013. We are currently litigating the assessed values of our properties and expect to see some reduction in the assessed values, but can not determine the amount of the reductions until the cases have been settled with the taxing authorities. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $471,000, or 21%, during the nine months ended September 30, 2013 as compared to the same period in 2012. Utilities expenses for New Store properties increased approximately $500,000 for the nine months ended September 30, 2013. Same Store utilities expenses decreased approximately $29,000 during the nine months ended September 30, 2013 as compared to the same period in 2012.

Contract services.  Contract services increased $711,000, or 36%, during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in contract services expenses included $685,000 in increases for New Store properties for the nine months ended September 30, 2013. Same Store contract service expenses increased approximately $26,000 during the nine months ended September 30, 2013 as compared to the same period in 2012.

Repairs and maintenance. Repairs and maintenance expenses increased $93,000, or 7%, during the nine months ended September 30, 2013 as compared to the same period in 2012. Repairs and maintenance expenses for the nine months ended September 30, 2013 included approximately $280,000 in increases for New Store properties. Same Store repairs and maintenance expenses decreased approximately $187,000 during the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease in Same Store maintenance is primarily due to a parking garage repair during the nine month ended September 30, 2012 that was not repeated during the nine months ended September 30, 2013.

Bad debt.  Bad debt expenses increased $714,000, or 99%, during the nine months ended September 30, 2013 as compared to the same period in 2012. Bad debt expenses for the nine months ended September 30, 2013 included approximately $314,000 in increases for New Store properties. Same Store bad debt increased approximately $400,000 during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in bad debt expense is primarily due to an increase in our tenant allowance for uncollectible accounts and tenant defaults. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $489,000, or 26%, during the nine months ended September 30, 2013 as compared to the same period in 2012. Labor and other expenses for the nine months ended September 30, 2013 included approximately $476,000 in increased cost for New Store properties. Same Store labor and other expenses increased approximately $13,000 during the nine months ended September 30, 2013 as compared to the same period in 2012.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012
Property revenues	$32,570	$32,330	$12,385	$701	$44,955	$33,031
Property expenses	12,801	12,312	4,240	210	17,041	12,522
Property net operating income	$19,769	$20,018	$8,145	$491	$27,914	$20,509

Other expenses.  Our other expenses were $25,015,000 for the nine months ended September 30, 2013, as compared to $18,698,000 for the nine months ended September 30, 2012, an increase of $6,317,000, or 34%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
	2013	2012	Change	% Change
General and administrative	$7,682	$5,392	$2,290	42%
Depreciation and amortization	9,783	7,256	2,527	35%
Interest expense	7,664	6,324	1,340	21%
Interest, dividend and other investment income	(114)	(274)	160	(58)%
Total other expenses	$25,015	$18,698	$6,317	34%

General and administrative.  General and administrative expenses increased approximately $2,290,000, or 42%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increases in general and administrative expenses included increases in share-based compensation expenses of $1,117,000, payroll expenses of $731,000, travel expenses of $223,000, legal expenses of $157,000 and $62,000 in other increases.
The increase in share-based compensation expense is due to the 290,833 performance-based shares granted to employees, 7,500 shares granted to the board of trustees and expected vesting of previously granted and unvested performance-based shares. As of September 30, 2013, there was approximately $2,669,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a weighted average period of approximately 14 months and approximately $70,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted average period of approximately 22 months. Payroll expenses increased due to the addition of 10 full-time employees between September 30, 2012 and September 30, 2013.
Depreciation and amortization.  Depreciation and amortization increased $2,527,000, or 35%, for the nine months ended September 30, 2013 as compared to the same period in 2012. Depreciation for improvements to Same Store properties increased $707,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments, most notably at our Windsor Park, South Richey and Citadel properties. Lease commission amortization and depreciation of corporate assets increased $51,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. Depreciation for New Store properties increased $1,798,000 and depreciation for our non-real estate assets decreased $29,000.
Interest expense. Interest expense increased $1,340,000, or 21%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in interest expense is comprised of approximately $3,649,000 in interest expense resulting from an approximate $92,560,000 increase in our average notes payable balance during the nine months ended September 30, 2013 as compared to the same period 2012, offset by a $2,427,000 decrease in interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 5.1% to 3.9% during the nine months ended September 30, 2013 as compared to the same period in 2012. Amortized loan fees included in interest expense increased $118,000 for the nine months ended September 30, 2013 to $824,000 as compared to $706,000 for the same period in 2012.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $160,000, or 58%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The $160,000 decrease is primarily attributable to lower dividend investment income.

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

FFO Core

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense, rent support agreement payments received from sellers on acquired assets and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO AND FFO CORE	2013	2012	2013	2012
Net income attributable to Whitestone REIT	$614	$163	$2,533	$1,395
Depreciation and amortization of real estate assets	3,427	2,657	9,716	7,160
Loss on sale or disposal of assets	—	77	48	105
Net income attributable to noncontrolling interests	21	9	91	99
FFO	4,062	2,906	12,388	8,759

Non cash share-based compensation expense	834	118	1,501	384
Acquisition costs	130	338	612	532
Rent support agreement payments received	91	—	91	—
Legal settlement	—	—	—	(131)
FFO Core	$5,117	$3,362	$14,592	$9,544

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

Below is the calculation of NOI and the reconciliations to net income (loss), which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PROPERTY NET OPERATING INCOME	2013	2012	2013	2012
Net income attributable to Whitestone REIT	$614	$163	$2,533	$1,395
General and administrative expenses	2,722	1,888	7,682	5,392
Depreciation and amortization	3,450	2,683	9,783	7,256
Interest expense	2,602	2,244	7,664	6,324
Interest, dividend and other investment income	(26)	(121)	(114)	(274)
Provision for income taxes	90	77	227	212
Loss on disposal of assets	—	77	48	105
Net income attributable to noncontrolling interests	21	9	91	99
NOI	$9,473	$7,020	$27,914	$20,509

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.2850 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties. Specifically, our short-term liquidity needs will include the costs associated with the redevelopment efforts of our Woodlake Plaza, Main Park, Lion Square and Torrey Square properties located in Houston, Texas.

     During the nine months ended September 30, 2013, our cash provided from operating activities was $14,727,000 and our total distributions were $15,032,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $305,000. On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility (the "Facility"), which amended and restated our previous unsecured credit facility. In addition to a $125 million unsecured borrowing capacity under the revolving loan, the Facility also includes a $50 million term loan and permits the Operating Partnership to increase the borrowing capacity under the Facility to a total of $225 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, issuances of common shares and OP units, sales of properties that no longer meet our Community Centered Property strategy and other financing opportunities, including debt financing. We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity, including the recently-completed common stock offering described in Note 15 (Subsequent Events) to the accompanying consolidated financial statements. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company.

On June 19, 2013, we entered into equity distribution agreements for an at-the-market equity distribution program as discussed in Note 10 to the accompanying consolidated financial statements. Under this program, we may sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the sales agents over a period of time and from time to time. During the three months ended September 30, 2013, we sold 282,239 common shares under the equity distribution program, with net proceeds of approximately $4.2 million. In connection with such sales, we paid compensation of $0.2 million to the sales agents. We anticipate using net proceeds from the equity distribution program for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $9,506,000 as of September 30, 2013, as compared to $6,544,000 on December 31, 2012.  The increase of $2,962,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $14,727,000 for the nine months ended September 30, 2013;

•	Net proceeds of $73,400,000 from the Facility, net of origination costs;

•	Net proceeds of $4,184,000 from issuance of common shares;

•	Proceeds from notes payable of $47,150,000;

•	Proceeds from sales of marketable securities of $747,000;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $15,032,000;

•	Acquisitions of real estate of $58,403,000;

•	Additions to real estate of $3,925,000;

•	Payments of notes payable of $57,936,000; and

•	Payments of loan origination costs of $1,927,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2013	December 31, 2012
Fixed rate notes
$1.1 million 4.71% Note, due December 31, 2013	$1,087	$1,087
$20.2 million 4.2805% Note, due June 6, 2023 (1)	20,200	13,850
$3.0 million 6.00% Note, due March 31, 2021 (2)	2,914	2,943
$10.0 million 6.04% Note, due March 1, 2014	8,998	9,142
$1.5 million 6.50% Note, due March 1, 2014	1,423	1,444
$11.2 million 6.52% Note, due September 1, 2015	10,487	10,609
$21.4 million 6.53% Notes, due October 1, 2013 (3)	—	18,865
$24.5 million 6.56% Note, due October 1, 2013 (3)	—	23,135
$9.9 million 6.63% Notes, due March 1, 2014	8,690	8,925
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (4)	7,869	7,854
$16.5 million 4.97% Note, due September 26, 2023	16,450	—
$11.1 million 5.87% Note, due August 6, 2016	11,972	—
$0.9 million 2.97% Note, due November 28, 2013	163	15
Floating rate notes
Unsecured credit facility, LIBOR plus 1.75% to 2.50%, due February 3, 2017 (5)	142,400	69,000
$26.9 million, LIBOR plus 2.86% Note, due December 1, 2013	23,107	23,739
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018	10,500	—
	$266,260	$190,608

(1)	Promissory note had an original balance of $14.1 million and an interest rate of 5.695%, due in 2013, which was refinanced in May 2013. See below for further discussion of the Pinnacle Note.

(2)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016, the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

(3)	This promissory note was paid in full in August 2013.

(4)	Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term.

(5)
We have entered into an interest rate swap that fixed the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

On September 26, 2013, we, operating through our subsidiary, Whitestone Uptown Tower, LLC, a Delaware limited liability company ("Whitestone Uptown"), entered into a $16.5 million promissory note (the "Uptown Note"), with a fixed interest rate of 4.97% payable to Morgan Stanley Capital Holdings LLC and a maturity of September 26, 2023. Proceeds from the Uptown Note were used to repay a portion of our unsecured revolving credit facility.

On September 24, 2013, we, operating through our subsidiary, Whitestone Terravita Marketplace, LLC, a Delaware limited liability company ("Whitestone Terravita"), entered into a $10.5 million promissory note (the "Terravita Note"), with an applicable interest rate of LIBOR plus 2.00%, payable to Bank of America, N.A. and a maturity of September 24, 2018. Proceeds from the Terravita Note were used to repay a portion of our unsecured revolving credit facility.

The Terravita Note is a non-recourse loan secured by Whitestone Terravita's Terravita Marketplace property, located in Scottsdale, Arizona, and a limited guarantee by Whitestone REIT Operating Partnership, L.P. In conjunction with the Terravita Note, a deed of trust was executed by Whitestone Terravita that contains customary terms and conditions, including representations, warranties and covenants by Whitestone Terravita that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the property.

On June 19, 2013, we assumed a $11.1 million promissory note as part of our acquisition of Mercado at Scottsdale Ranch (see Note 14 to the accompanying consolidated financial statements). The 5.87% fixed interest rate note matures on August 16, 2016. In conjunction with our acquisition, we received an interest rate supplement from the seller in the amount of $932,000 which we will accrete into expense over the life of the note. As a result of the supplement, the imputed interest rate is 3.052%, which we consider to be an appropriate market rate.

On May 31, 2013, we, operating through our subsidiary, Whitestone Pinnacle of Scottsdale, LLC, a Delaware limited liability company ("Whitestone Pinnacle"), refinanced our $14.1 million promissory note, with an applicable interest rate of 5.695% and a maturity of June 1, 2013, with a $20.2 million promissory note (the "Pinnacle Note") payable to Cantor Commercial Real Estate Lending, L.P. with an applicable interest rate of 4.2805%, and a maturity of June 6, 2023.

As of September 30, 2013, our $123.7 million in secured debt was collateralized by 22 properties with a carrying value of $163.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of September 30, 2013, we were in compliance with all loan covenants.

The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of September 30, 2013, $142.4 million was drawn on the Facility, and our borrowing capacity was $32.6 million, assuming that we use proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. Additional proceeds from the Facility will be used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. The Facility currently bears interest at the Operating Partnership's election, at a rate of LIBOR plus 1.75% to 2.50%, and matures on February 3, 2017. As of September 30, 2013, the interest rate was 2.68%. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

We are the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of September 30, 2013, we were in compliance with all covenants.

Scheduled maturities of our outstanding debt as of September 30, 2013 were as follows (in thousands):

Year	Amount Due

2013	$24,601
2014	19,504
2015	11,026
2016	12,126
2017	151,185
Thereafter	47,818
Total	$266,260

We have approximately $25 million of debt maturing in December 2013. The refinancing of this debt is currently in progress and expected to be completed by year end. We also have availability under our Facility should we be unable to obtain similar or better financing of this debt from our current lenders or new lenders.

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

Contractual Obligations

During the nine months ended September 30, 2013, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2012 and the nine months ended September 30, 2013 (in thousands, except per share data):

	Common Shares (1)		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2013
Third Quarter	$0.2850	$4,865	$0.2850	$165	$5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$0.8550	$14,504	$0.8550	$528	$15,032

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of September 30, 2013 and December 31, 2012.

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

Fixed Interest Rate Debt

As of September 30, 2013, $140.3 million, or approximately 53% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2013 of approximately 4.99% per annum with scheduled maturities ranging from 2013 to 2023 (see Note 6 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $3.3 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2013, $126.0 million, or approximately 47% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.75% to 2.86% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.3 million, respectively. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following risk factor is added to the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2012:

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget could have a material adverse effect on our business, financial condition and results of operations.

On October 16, 2013, the U.S. Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and deteriorating sovereign debt conditions in Europe, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 6, 2013, Daniel E. Nixon Jr., the Company’s Senior Vice President - Houston Regional Director, notified the Company of his retirement from the Company. Mr. Nixon's retirement will be effective on December 31, 2013.
Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	November 6, 2013	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2013	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Declaration of Trust (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.2	Amended and Restated Bylaws (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2008)

10.1*	Separation Agreement between Whitestone REIT and Richard Rollnick, dated June 28, 2013.

12.1*	Statement of Calculation of Consolidated Ratio of Earnings to Fixed Charges.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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