Form 10-K
period 2013-12-31
Whitestone REIT
filed 2014-02-28
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $266,317,350.
As of February 26, 2014, the registrant had 21,956,290 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2013.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2013

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	57

	SIGNATURES.	58

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Whitestone REIT and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change or unanticipated events occur. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust ("REIT") in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments or conditions in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1.  Business.

General

We are a Maryland Real Estate Investment Trust ("REIT") engaged in owning and operating commercial properties in culturally diverse markets in major metropolitan areas. Founded in 1998, we changed our state of organization from Texas to Maryland in December 2003.  We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

We are internally managed and, as of December 31, 2013, we owned a real estate portfolio of 60 properties containing approximately 5.0 million square feet of gross leasable area, located in Texas, Arizona and Illinois.  Our property portfolio has a gross book value of approximately $546 million and book equity, including noncontrolling interests, of approximately $221 million as of December 31, 2013.

Our common shares of beneficial interest, par value $0.001 per share, are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "WSR."  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com. The contents of our website are not incorporated into this filing.

Our Strategy

In October 2006, our current management team joined the company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties. We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood. We have a diversified tenant base concentrated on service offerings including medical, educational, casual dining and convenience services. Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property. We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

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

◦
Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. We believe that continued geographic diversification in markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to continue to focus our expansion efforts on the Phoenix, Chicago, Dallas and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets. We may also pursue opportunities in other Southwestern and Western regions that are consistent with our Community Centered Property strategy.

◦
Capitalizing on Availability of Distressed Assets. We believe that currently and during the next several years there will continue to be excellent opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire distressed assets directly from owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. Many of these assets may benefit from our corporate strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies, and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

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

•
Prudent Management of Capital Structure. We currently have 41 properties that are not mortgaged. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is less than 60%. As of December 31, 2013, our ratio of total indebtedness to undepreciated book value of real estate assets was 48%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2013, we owned a 97.5% interest in the Operating Partnership.

As of December 31, 2013, we owned a real estate portfolio consisting of 60 properties located in three states.  As of December 31, 2013 and 2012, our Operating Portfolio Occupancy Rate was 88% and 87%, respectively, based on gross leasable area. We define Operating Portfolio Occupancy Rate as physical occupancy on all properties, excluding (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redeveloping or re-tenanting.

We take a very hands-on approach to ownership, and directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2013, our total revenues were approximately $62.1 million.  Approximately 60% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

As of December 31, 2013, we had two properties that when combined, accounted for more than 10% of total gross revenue and real estate assets.  Uptown Tower is an office building located in Dallas, Texas that accounted for 5.9% of our total revenue for the year ended December 31, 2013.  Uptown Tower also accounted for  3.3% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2013.  Village Square at Dana Park ("Dana Park"), a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 9.2% of our total revenue for the year ended December 31, 2013. Dana Park also accounted for 9.5% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2013. Of our 60 properties, 31 are located in the Houston, Texas metropolitan area.

Economic Factors

The recent challenging economic conditions continue to negatively impact the volume of real estate transactions, occupancy levels, tenants’ ability to pay rent and cap rates. Each of these factors could negatively impact the value of public real estate companies, including ours.  However, the majority of our retail properties are located in densely populated metropolitan areas and are occupied by tenants that generally provide basic necessity-type items and services which have tended to be less affected by economic changes.  Furthermore, our portfolio is primarily positioned in metropolitan areas in Texas that have been impacted less by the economic slowdown compared to other metropolitan areas.

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

Should we decide to dispose of a property, we may compete with third-party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return. In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants' needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which could adversely impact our results of operations.

Many of our competitors have greater financial and other resources than us and also may have more operating experience. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of our properties. There is, however, no dominant competitor in the Houston, Dallas, San Antonio, Phoenix or Chicago metropolitan areas. Our retail tenants also face increasing competition from outlet malls, internet retailers, catalog companies, direct mail and telemarketing.

Compliance with Governmental Regulations

Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with any such contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs the government incurs in connection with contamination on the site. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

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

We believe that our properties are in compliance in all material respects with all applicable federal, state and local laws and regulations regarding the handling, discharge and emission of hazardous or toxic substances. Because release of chlorinated solvents can occur as a result of dry cleaning operations, we participate in the Texas Commission on Environmental Quality Dry Cleaner Remediation Program ("DCRP") with respect to four of our properties that currently or previously had a dry cleaning facility as a tenant. The DCRP administers the Dry Cleaning Remediation fund to assist with remediation of contamination caused by dry cleaning solvents.

We have not been notified by any governmental authority, and are not otherwise aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Nevertheless, it is possible that the environmental assessments conducted thus far and currently available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination or other adverse conditions, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware.

Under the Americans with Disabilities Act ("ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Our properties must comply with the ADA to the extent that they are considered “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. In addition, we will continue to assess our compliance with the ADA and to make alterations to our properties as required.

Employees

As of December 31, 2013, we had 68 employees.

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy.  In the event of any changes to these charters, the code or guidelines, revised copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

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

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenants of our properties or tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy appears to have emerged from the worst aspects of the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. At this time, it is difficult to determine the breadth and duration of the impact of the economic and financial market problems and the many ways in which they could affect our tenants and our business in general. A general reduction in consumer spending and the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

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

We may be required to expend funds and time to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements, which may impede our ability to sell a property. Further, we may agree to transfer restrictions that materially restrict us from selling a property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions could impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would further contribute to the illiquid character of real estate properties and impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

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

Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;

•	over-building in our markets;

•	a reduction in rental income as the result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;

•	changes in general economic conditions or economic conditions in our markets;

•	a taking of any of our properties by eminent domain;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•	acts of God, such as hurricanes, earthquakes or floods and other uninsured losses;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent debt capital, which may render the sale of a property difficult or unattractive; and

•	periods of high interest rates, inflation or tight money supply.

Some or all of these factors may affect our properties, which could adversely affect our operations and ability to make distributions to shareholders.

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

The ADA and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further obligations or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.

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

Risks Associated with Our Operations

Because a majority of our gross leasable area is in the Houston and Phoenix metropolitan areas, an economic downturn in either area could adversely impact our operations and ability to make distributions to our shareholders.

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan area. As of December 31, 2013, we had 48% and 37% of our gross leasable area in Houston and Phoenix, respectively. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants and could have an adverse impact on our tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if the Houston or Phoenix metropolitan area experiences an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted.

We lease our properties to approximately 1,200 tenants, with leases for approximately 10% to 20% of our gross leasable area expiring annually. Each year we face the risk of non-renewal of a material percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

The nature of our business model warrants shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2013, approximately 35% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2015. We are subject to the risk that:

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

Many of our tenants are small businesses that depend primarily on cash flows from their operations to pay their rent and without other resources could be at a higher risk of bankruptcy or insolvency than larger, national tenants. If tenants are unable to comply with the terms of our leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the space and find a suitable replacement tenant. There is no assurance that we would be able to lease the space on substantially equivalent or better terms than the prior lease, or at all, or successfully reposition the space for other uses. If one or more of our tenants files for bankruptcy relief, the Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time.

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

Our ability to expand through acquisitions is integral to our business strategy and requires us to consummate suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in consummating acquisitions or investments in properties that meet our acquisition criteria on satisfactory terms or at all. Failure to consummate acquisitions or investment opportunities, the failure of an acquired property to perform as expected, or the failure to integrate successfully any acquired properties without substantial expense, delay or other operational or financial problems, would slow our growth, which could in turn adversely affect the trading price of our common shares.

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

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial conditions of some retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases.

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

We can give no assurance that we will be able to continue to pay distributions or that distributions will increase over time. In addition, we can give no assurance that rents from our properties will increase, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our board of trustees in establishing the distribution rate to shareholders. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the trading price of our common shares.

Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on management's evaluation of those controls. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. Any deficiencies or material weaknesses could result in significant time and expense to remediate, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our shareholders.

Risks Associated with Our Indebtedness and Financing

Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could adversely affect our ability to grow, our interest cost and our results of operations.

The United States credit markets have experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of various types of debt financing. Reductions in our available borrowing capacity, or inability to refinance our revolving credit facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. In addition, we mortgage many of our properties to secure payment of indebtedness. If we are not successful in refinancing our mortgage debt upon maturity, then the property could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties upon disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our ability to grow, financial condition, interest cost, results of operations, cash flow and ability to make distributions to our shareholders.

Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2013, we had fixed rate hedges on $68.4 million of our variable rate debt, including $50 million of our unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $84.8 million as of December 31, 2013. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We currently have and may incur additional mortgage indebtedness and other borrowings, which may increase our business risks and may adversely affect our ability to make distributions to our shareholders.

If we determine it to be in our best interests, we may, in some instances, acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our current mortgage debt to obtain funds to acquire additional properties. We may also borrow funds if necessary to satisfy the REIT distribution requirement described above, or otherwise as may be necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility (the "2013 Facility"). We intend to use the 2013 Facility for acquisitions, redevelopment of value-add properties in our portfolio and general corporate purposes. The 2013 Facility amends and restates the $125 million unsecured revolving credit facility we entered into on February 27, 2012. In addition to retaining a $125 million unsecured revolving loan, the 2013 Facility also includes a $50 million term loan and permits the Operating Partnership to increase the borrowing capacity under the 2013 Facility to a total of $225 million, upon the satisfaction of certain conditions. The 2013 Facility will mature on February 4, 2017. As of December 31, 2012, $69.0 million was drawn on our previous credit facility. On February 4, 2013, we drew $69.0 million on the 2013 Facility, which replaced the $69.0 million drawn on the previous credit facility. Like our previous credit facility, the 2013 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges and maintenance of a minimum net worth. The amount available to us and our ability to borrow from time to time under the 2013 Facility is subject to our compliance with these requirements. Maintaining compliance with these covenants could limit our ability to implement our business plan effectively, or at all.

We may also incur mortgage debt on a particular property if we believe the property's projected cash flow is sufficient to service the mortgage debt. As of December 31, 2013, we had approximately $129.5 million of mortgage debt secured by 19 of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

We may acquire properties by issuing limited partnership units in our Operating Partnership ("OP units") in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept OP units, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our Operating Partnership's limited partnership agreement provides that any holder of OP units may redeem such units for cash, or, at our option, common shares on a one-for-one basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor's OP units for our common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem OP units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem OP units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor's OP units, we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor redeemed the contributor's OP units for cash or our common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

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

Risks Associated with Income Tax Laws

If we fail to qualify as a REIT, our operations and distributions to shareholders would be adversely impacted.

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

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to shareholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distributions to shareholders would be reduced; and

•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.

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

Our income consists almost solely of our share of our Operating Partnership's income, and the cash available for distribution by us to our shareholders consists of our share of cash distributions made by our Operating Partnership. Because we are the sole general partner of our Operating Partnership, our board of trustees determines the amount of any distributions made by our Operating Partnership. Our board of trustees may consider a number of factors in authorizing distributions, including:

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

We structured our Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify our Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our Operating Partnership. If the Internal Revenue Service were to assert successfully that our Operating Partnership is a “publicly traded partnership,” and substantially all of its gross income did not consist of the specified types of passive income, the Code would treat our Operating Partnership as an association taxable as a corporation.

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

The American Taxpayer Relief Act of 2012 ("ATRA") was enacted on January 3, 2013. Under ATRA, for taxable years beginning in 2013, for non-corporate taxpayers the maximum tax rate applicable to “qualified dividend income” paid by regular "C" corporations to U.S. shareholders generally is 20%, and there is no certainty as to how long this rate will be applicable. Dividends payable by REITs, however, generally are not eligible for the current reduced rate. Although ATRA does not adversely affect the taxation of REITs or dividends payable by REITs, it could cause non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stocks of regular "C" corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

The Maryland General Corporation Law ("MGCL") contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. The business combination statute, subject to limitations, prohibits certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of our company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate of an interested shareholder for five years after the most recent date on which the person becomes an interested shareholder and thereafter imposes super-majority voting requirements on these combinations. The control share acquisition statute provides that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2013, we owned 60 commercial properties, including 31 properties in Houston, five properties in Dallas, one property in Windcrest, Texas, a suburb of San Antonio, 22 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.0% of our total revenues for the year ended December 31, 2013.

We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. Approximately 60% of our existing leases as of December 31, 2013 contain “step up” rental clauses that provide for increases in the base rental payments. The following table summarizes certain information relating to our properties as of December 31, 2013:

Commercial Properties	Gross Leasable Area	Average Occupancy as of 12/31/13	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Retail	2,333,147	90%	$27,382	$13.04
Office/Flex	1,201,672	91%	8,517	$7.79
Office	633,534	75%	7,960	$16.75
Total - Operating Portfolio	4,168,353	88%	43,859	11.96
Redevelopment, New Acquisitions (3)	797,977	80%	10,567	16.55
Total	4,966,330	87%	$54,426	$12.60

(1)
Calculated as the tenant's actual December 31, 2013 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2013.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2013 equaled approximately $101,000 for the month ended December 31, 2013.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2013. Excludes vacant space as of December 31, 2013.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

As of December 31, 2013, we had two properties that when combined, accounted for more than 10% of total gross revenue and/or real estate assets.  Uptown Tower is an office building located in Dallas, Texas that accounted for 5.9% of our total revenue for the year ended December 31, 2013.  Uptown Tower also accounted for 3.3% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2013.  Dana Park, a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 9.2% of our total revenue for the year ended December 31, 2013. Dana Park also accounted for 9.5% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2013.

As of December 31, 2013, approximately $129.5 million of our total debt of $264.3 million was secured by 19 of our operating properties with a combined net book value of $161.1 million.

Location of Properties

Of our 60 properties, 31 are located in the greater Houston metropolitan statistical area.  These 31 properties represent 42% of our revenue for the year ended December 31, 2013. An additional 22 properties are located in the greater Phoenix metropolitan statistical area and represent 40% of our revenue for the year ended December 31, 2013.

According to the United States Census Bureau, Houston and Phoenix ranked 5th and 12th, respectively, in the largest United States metropolitan statistical areas as of July 1, 2012. In the Census Bureau’s Estimates of Population Change for Metropolitan Statistical Areas and Rankings: July 1, 2011 to July 1, 2012, Houston and Phoenix ranked 2nd and 7th, respectively, in population growth out of 366 metropolitan statistical areas. According to the Bureau of Labor Statistics, the unemployment rate in Houston and Phoenix was frequently less than the national average during the last six months of 2013.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	7.3%	7.2%	7.2%	7.2%	7.0%	6.7%
Houston (2)	6.5%	6.1%	6.2%	5.9%	5.6%	5.5%	(3)
Phoenix (2)	7.0%	7.4%	7.1%	6.7%	6.0%	6.2%	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2013.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2013

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2013	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Retail Communities:
Ahwatukee Plaza	Phoenix	1979	72,650	100%	$942	$12.97	$12.59
Anthem Marketplace	Phoenix	2000	113,293	100%	1,505	13.28	13.28
Bellnott Square	Houston	1982	73,930	41%	321	10.59	10.82
Bissonnet Beltway	Houston	1978	29,205	100%	337	11.54	11.44
Centre South	Houston	1974	39,134	94%	289	7.86	9.00
The Citadel	Phoenix	1985	28,547	83%	374	15.78	22.07
Desert Canyon	Phoenix	2000	62,533	83%	554	10.67	11.68
Gilbert Tuscany Village	Phoenix	2009	49,415	65%	510	15.88	17.34
Holly Knight	Houston	1984	20,015	100%	368	18.39	18.12
Headquarters Village	Dallas	2009	89,134	94%	2,211	26.39	27.59
Kempwood Plaza	Houston	1974	101,008	94%	814	8.57	8.80
Lion Square	Houston	1980	117,592	78%	987	10.76	10.90
The Marketplace at Central	Phoenix	2000	111,130	86%	429	4.49	6.62
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	97%	1,632	14.17	14.17
Paradise Plaza	Phoenix	1983	125,898	97%	1,698	13.90	16.80
Pinnacle of Scottsdale	Phoenix	1991	113,108	95%	1,915	17.82	18.78
Providence	Houston	1980	90,327	87%	652	8.30	8.27
Shaver	Houston	1978	21,926	93%	203	9.96	12.36
Shops at Pecos Ranch	Phoenix	2009	78,767	93%	1,509	20.60	20.60
Shops at Starwood	Dallas	2006	55,385	100%	1,424	25.71	28.13
South Richey	Houston	1980	69,928	98%	636	9.28	9.15
Spoerlein Commons	Chicago	1987	41,455	90%	751	20.13	20.10
SugarPark Plaza	Houston	1974	95,032	100%	1,036	10.90	10.72
Sunridge	Houston	1979	49,359	92%	431	9.49	9.56
Sunset at Pinnacle Peak	Phoenix	2000	41,530	70%	544	18.71	18.71
Terravita Marketplace	Phoenix	1997	102,733	96%	1,341	13.60	13.72
Torrey Square	Houston	1983	105,766	83%	722	8.22	7.86
Town Park	Houston	1978	43,526	100%	826	18.98	18.79
Webster Pointe	Houston	1984	26,060	79%	223	10.83	10.15
Westchase	Houston	1978	49,573	88%	545	12.49	12.42
Windsor Park	San Antonio	1992	196,458	97%	1,653	8.67	9.33
Total/Weighted Average			2,333,147	90%	27,382	13.04	13.65

Office Communities:
9101 LBJ Freeway	Dallas	1985	125,874	58%	$1,015	$13.90	$14.44
Featherwood	Houston	1983	49,760	86%	762	17.81	18.55
Pima Norte	Phoenix	2007	35,110	26%	150	16.43	16.10
Royal Crest	Houston	1984	24,900	65%	196	12.11	11.80
Uptown Tower	Dallas	1982	253,981	81%	3,834	18.64	17.88
Woodlake Plaza	Houston	1974	106,169	91%	1,457	15.08	13.84
Zeta Building	Houston	1982	37,740	85%	546	17.02	15.43
Total/Weighted Average			633,534	75%	7,960	16.75	16.20

Whitestone REIT and Subsidiaries Property Details As of December 31, 2013 (continued)

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2013	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Office/Flex Communities:
Brookhill	Houston	1979	74,757	87%	$243	$3.74	$3.72
Corporate Park Northwest	Houston	1981	185,627	82%	1,543	10.14	11.34
Corporate Park West	Houston	1999	175,665	93%	1,538	9.41	9.13
Corporate Park Woodland	Houston	2000	99,937	100%	954	9.55	9.39
Dairy Ashford	Houston	1981	42,902	99%	271	6.38	6.19
Holly Hall Industrial Park	Houston	1980	90,000	100%	757	8.41	8.26
Interstate 10 Warehouse	Houston	1980	151,000	99%	723	4.84	4.83
Main Park	Houston	1982	113,410	90%	713	6.99	6.99
Plaza Park	Houston	1982	105,530	67%	699	9.89	9.74
Westbelt Plaza	Houston	1978	65,619	84%	487	8.84	8.29
Westgate Service Center	Houston	1984	97,225	100%	589	6.06	6.01
Total/Weighted Average			1,201,672	91%	8,517	7.79	7.84

Total/Weighted Average - Operating Portfolio			4,168,353	88%	43,859	11.96	12.25

Corporate Park Woodland II	Houston	1972	16,220	87%	$240	$17.01	$17.01
Fountain Hills Plaza	Phoenix	2009	111,289	89%	1,594	16.09	19.52
Fountain Square	Phoenix	1986	118,209	73%	1,296	15.02	18.04
Market Street at DC Ranch	Phoenix	2003	241,280	81%	3,434	17.57	17.57
Village Square at Dana Park	Phoenix	2009	310,979	78%	4,003	16.50	17.39
Total/Weighted Average - Development Portfolio			797,977	80%	10,567	16.55	17.83

Anthem Marketplace	Phoenix	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Pinnacle Phase II	Phoenix	N/A	—	—	—	—	—
Shops at Starwood Phase III	Dallas	N/A	—	—	—	—	—
Total/Weighted Average - Property Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average			4,966,330	87%	$54,426	$12.60	$13.03

(1)
Calculated as the tenant's actual December 31, 2013 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2013. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2013 equaled approximately $101,000 for the month ended December 31, 2013.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2013. Excludes vacant space as of December 31, 2013.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2013, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2013.

(4)	As of December 31, 2013, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2013, based upon annualized rental revenues at December 31, 2013.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Phoenix	$1,061	2.0%	7/12/2000, 5/8/1991 and 7/1/2000	2020, 2020 and 2021
Bashas' Inc. (3)	Phoenix	859	1.6%	12/9/1993, 10/9/2004 and 4/1/2009	2014, 2024 and 2029
Wells Fargo & Company (4)	Phoenix	627	1.2%	10/24/1996 and 4/16/1999	2016 and 2018
University of Phoenix	San Antonio	500	0.9%	10/18/2010	2018
Sports Authority	San Antonio	495	0.9%	1/1/2004	2015
Walgreens Co. (5)	Phoenix	448	0.8%	11/3/1996 and 11/2/1987	2049 and 2027
Paul's Ace Hardware	Phoenix	400	0.7%	3/1/2008	2018
Super Bravo, Inc.	Houston	349	0.6%	6/15/2011	2023
Rock Solid Images	Houston	342	0.6%	4/1/2004	2015
Sterling Jewelers, Inc.	Phoenix	326	0.6%	11/23/2004	2020
KinderCare Learning Centers LLC (6)	Phoenix	322	0.6%	5/7/2001 and 7/15/2000	2021 and 2035
Midland Financial Co.	Phoenix	315	0.6%	1/1/2006	2015
Barnes & Noble Booksellers, Inc.	Phoenix	314	0.6%	4/5/2004	2015
X-Ray X-Press Corporation	Houston	291	0.5%	7/1/1998	2019
Air Liquide America, L.P.	Dallas	275	0.5%	8/1/2001	2018
		$6,924	12.7%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2013 for each applicable tenant multiplied by 12.

(2)
As of December 31, 2013, we had three leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on July 12, 2000, and is scheduled to expire in 2020, was $425,000, which represents 0.8% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2021, was $344,000, which represents 0.7% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2020, was $292,000, which represents 0.5% of our total annualized base rental revenue.

(3)
As of December 31, 2013, we had three leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on December 9, 1993, and is scheduled to expire in 2014, was $61,000, which represents 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $119,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $679,000, which represents 1.3% of our total annualized base rental revenue.

(4)
As of December 31, 2013, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2016, was $114,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2018, was $513,000, which represents 1.0% of our total annualized base rental revenue.

(5)
As of December 31, 2013, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents 0.5% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $169,000, which represents 0.3% of our total annualized base rental revenue.

(6)
As of December 31, 2013, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on May 7, 2001, and is scheduled to expire in 2021, was $267,000, which represents 0.5% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 15, 2000, and is scheduled to expire in 2035, was $55,000, which represents 0.1% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2013
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2014	414	996,649	20.1%	$12,536	23.0%
2015	233	733,611	14.8%	9,025	16.6%
2016	206	587,016	11.8%	7,647	14.0%
2017	132	430,480	8.7%	6,106	11.2%
2018	121	537,445	10.8%	7,210	13.2%
2019	44	219,993	4.4%	2,690	4.9%
2020	22	199,911	4.0%	2,326	4.3%
2021	16	143,907	2.9%	1,817	3.3%
2022	23	159,310	3.2%	1,949	3.6%
2023	13	135,753	2.7%	833	1.5%
Total	1,224	4,144,075	83.4%	$52,139	95.6%

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

Common Shares

Our common shares were issued and began trading on the NYSE Amex (which is now known as the NYSE MKT LLC ("NYSE MKT")) on August 25, 2010 under the ticker symbol "WSR." On June 29, 2012, we transferred the listing of our common shares from the NYSE MKT to the NYSE under our existing ticker symbol "WSR." As a result of the transfer, we voluntarily delisted our common shares from the NYSE MKT effective June 28, 2012. As of February 26, 2014, we had 21,956,290 common shares of beneficial interest outstanding held by a total of 15,066 shareholders of record.

The following table sets forth the quarterly high, low, and closing prices per share of our common shares for the years ended December 31, 2013 and 2012 as reported on the NYSE MKT through June 28, 2012 and on the NYSE from June 29, 2012 through December 31, 2013.

For the Year Ended December 31, 2013	High	Low	Close

First Quarter	$15.34	$13.96	$15.14
Second Quarter	$17.85	$14.81	$15.76
Third Quarter	$17.08	$13.82	$14.73
Fourth Quarter	$14.83	$12.86	$13.37

For the Year Ended December 31, 2012	High	Low	Close

First Quarter	$13.78	$11.84	$13.04
Second Quarter	$13.93	$12.30	$13.81
Third Quarter	$13.95	$12.72	$13.20
Fourth Quarter	$14.20	$12.07	$14.05

On February 26, 2014, the closing price of our common shares reported on the NYSE was $14.15 per share.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates on any taxable income that it does not distribute. We currently, and intend to continue to, accrue distributions quarterly and make distributions in three monthly installments following the end of the quarter. For a discussion of our cash flow as compared to dividends, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The timing and frequency of our distributions are authorized and declared by our board of trustees in exercise of its business judgment based upon a number of factors, including:

•	our funds from operations;

•	our debt service requirements;

•	our capital expenditure requirements for our properties;

•	our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;

•	requirements of Maryland law;

•	our overall financial condition; and

•	other factors deemed relevant by our board of trustees of trustees.

Any distributions we make will be at the discretion of our board of trustees and we cannot provide assurance that our distributions will be made or sustained in the future.

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share/unit) in each indicated quarter (in thousands, except per share/unit data):

	Common Shares (1)		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

(1) Effective June 27, 2012, each outstanding Class A common share was reclassified into one Class B common share, and the Class B common shares were redesignated as "common shares."

Equity Compensation Plan Information

Please refer to Item 12 of this report for information concerning securities authorized under our equity incentive plan.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500”) and to the Morgan Stanley Capital International US REIT Index ("REIT Index") from August 25, 2010 to December 31, 2013. The graph assumes that the value of the investment in our common shares and in the S&P 500 and REIT indices was $100 at August 25, 2010 and that all dividends were reinvested. The price of our common shares on August 25, 2010 (on which the graph is based) was $12.00. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2013	2012	2011	2010	2009
Operating Data:
Revenues	$62,145	$46,554	$34,915	$31,533	$32,685
Property expenses	23,510	17,639	13,327	12,283	12,991
General and administrative	10,912	7,616	6,648	4,992	6,072
Depreciation and amortization	13,429	10,229	7,749	6,805	6,518
Executive relocation expense	—	2,177	—	—	—
Involuntary conversion	—	—	—	(558)	(1,542)
Interest expense	10,150	8,732	6,344	6,040	6,189
Interest, dividend and other investment income	(136)	(290)	(460)	(28)	(36)
Income from continuing operations before loss on disposal of assets and income taxes	4,280	451	1,307	1,999	2,493
Provision for income taxes	(305)	(286)	(225)	(264)	(222)
Loss on disposal of assets	(56)	(112)	(146)	(160)	(196)
Income from continuing operations	3,919	53	936	1,575	2,075
Gain on sale of property	—	—	397	—	—
Net income	3,919	53	1,333	1,575	2,075
Less: net income attributable to noncontrolling interests	125	3	210	470	733
Net income attributable to Whitestone REIT	$3,794	$50	$1,123	$1,105	$1,342

	Year Ended December 31,
	(in thousands, except per share data)
	2013	2012	2011	2010	2009
Earnings per share - basic
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.21	$0.00	$0.12	$0.27	$0.41
Earnings per share - diluted
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.20	$0.00	$0.12	$0.27	$0.40
Balance Sheet Data:
Real estate (net)	$480,266	$355,749	$246,888	$165,398	$158,398
Other assets	27,708	29,622	26,605	31,047	23,602
Total assets	$507,974	$385,371	$273,493	$196,445	$182,000
Liabilities	$287,059	$212,484	$142,786	$112,162	$115,141
Whitestone REIT shareholders' equity	215,818	166,031	115,958	62,708	43,590
Noncontrolling interest in subsidiary	5,097	6,856	14,749	21,575	23,269
	$507,974	$385,371	$273,493	$196,445	$182,000
Other Data:
Proceeds from issuance of common shares	$63,887	$58,679	$59,683	$22,970	$—
Acquisitions of and additions to real estate	137,024	118,207	88,903	12,768	12,855
Distributions per share (1)	1.12	1.12	1.09	1.17	1.59
Funds from operations (2)	17,314	10,273	8,707	8,432	8,618
Operating Portfolio Occupancy at year end	88%	87%	87%	86%	82%
Average aggregate gross leasable area	4,537	3,833	3.366	3,058	3,039
Average rent per square foot	$12.60	$11.86	$10.37	$10.31	$10.76

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

The following table sets forth a reconciliation of net income to FFO, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands, except per share data)
	2013	2012	2011	2010	2009
Net income attributable to Whitestone REIT	$3,794	$50	$1,123	$1,105	$1,342
Depreciation and amortization of real estate assets (1)	13,339	10,108	7,625	6,697	6,347
(Gain) loss on sale or disposal of assets (1)	56	112	(251)	160	196
Net income attributable to noncontrolling interests	125	3	210	470	733
FFO	$17,314	$10,273	$8,707	$8,432	$8,618

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

In October 2006, our current management team joined the company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties.  We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  We have a diversified tenant base concentrated on service offerings including medical, educational, casual dining and convenience services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

As of December 31, 2013, we owned and operated 60 commercial properties consisting of:

Operating Portfolio

•	31 retail properties containing approximately 2.3 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $270.1 million;

•	seven office properties containing approximately 0.6 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $42.3 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $38.5 million.
Redevelopment, New Acquisitions Portfolio

•	five retail properties containing approximately 0.8 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $120.8 million; and

•	six parcels of land held for future development having a total carrying amount of $8.6 million.
As of December 31, 2013, we had an aggregate of 1,243 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.0% of our total revenues for the year ended December 31, 2013.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 347 new and renewal leases during 2013, totaling 834,920 square feet and $44.2 million in total lease value.

We employed 68 full-time employees as of December 31, 2013.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $62,145,000 for the year ended December 31, 2013 as compared to $46,554,000 for the year ended December 31, 2012, an increase of $15,591,000, or 33%. The twelve months ended December 31, 2013 included $15,179,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired during the period being compared. For the purposes of comparing the twelve months ended December 31, 2013 to the twelve months ended December 31, 2012, this includes properties acquired between January 1, 2012 and December 31, 2013. During the twelve months ended December 31, 2013, Same Store revenues increased $412,000 in the aggregate. We define "Same Stores" as properties that were owned at the beginning of the period being compared. For the purposes of comparing the twelve months ended December 31, 2013 to the twelve months ended December 31, 2012, this includes properties owned before January 1, 2012. Same Store average occupancy increased from 85.2%  for the twelve months ended December 31, 2012 to 86.7% for the twelve months ended December 31, 2013, increasing Same Store revenue $786,000. Partially offsetting the increase in Same Store average occupancy, the Same Store revenue rate per average leased square foot decreased $0.12 for the twelve months ended December 31, 2013 to $14.02 per average leased square foot as compared to the twelve months ended December 31, 2012 revenue rate per average leased square foot of $14.14, decreasing Same Store revenue $374,000.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2013, approximately 35% of our gross leasable area was subject to leases that expire prior to December 31, 2015.  Over the last three years we have renewed approximately 74% of our square footage expiring as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties strategy.  We define Community Centered Properties as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston.  We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  We have a diversified tenant base concentrated on service offerings including medical, educational, casual dining and convenience services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

Property Acquisitions. On December 5, 2013, we acquired Market Street at DC Ranch, a property that meets our Community Centered Property strategy, for approximately $37.4 million in cash and net prorations. The 241,280 square foot property was 80% leased at the time of purchase and is located in Scottsdale, Arizona. The property is located in the DC Ranch master planned community with a mix of retail and office space with national credit tenants including Safeway Supermakets, Wells Fargo, Grimaldi's Pizza, McCormick & Co., Edward Jones and Fleming's Steakhouse.

On October 17, 2013, we acquired a 2.50 acre parcel for $2.8 million in cash and net prorations. The parcel is located in Spring, Texas, a suburb of Houston, and is contiguous to our Corporate Park Woodland property. At the time of purchase, the parcel had 16,220 square feet and was 63% leased. The property is located on Interstate 45 in north Houston and is in close proximity to the 385-acre Exxon Mobil campus scheduled to bring approximately 10,000 employees by 2015.

On October 7, 2013, we acquired Fountain Hills Plaza, a property that meets our Community Centered Property strategy, for approximately $20.6 million in cash and net prorations. The 111,289 square foot property was 87% leased at the time of purchase and is located in Fountain Hills, Arizona, a suburb of Phoenix. The property is located in the 10,000 household master-planned community of Fountain Hills and is dual-anchored by a 49,000 square foot Bashas' and a 27,000 square foot Ace Hardware.

On June 28, 2013, we acquired Anthem Marketplace, a property that meets our Community Centered Property strategy, for approximately $23.3 million in cash and net prorations. The 113,293 square foot property was 100% leased at the time of purchase and is located in Phoenix, Arizona. In the same purchase, we also acquired an adjacent development pad site of 0.83 acres. The property serves the Anthem and adjacent Tramonto family-oriented master-planned communities in North Phoenix and includes a broad tenant mix of dining establishments and personal care services and retailers and is anchored by Safeway Supermarket.

On June 19, 2013, we acquired Mercado at Scottsdale Ranch, a property that meets our Community Centered Property strategy, for approximately $21.3 million, including the assumption of a $11.1 million non-recourse loan, a $0.9 million interest rate supplement and cash of $9.3 million. The 118,730 square foot property was 100% leased at the time of purchase and is located in Scottsdale, Arizona. The property is located within the upscale Scottsdale Ranch neighborhood and is anchored by A.J's Fine Foods, a 13,000 square foot fitness center and Walgreens.

On March 28, 2013, we acquired Headquarters Village Shopping Center, a property that meets our Community Centered Property strategy, for approximately $25.7 million in cash and net prorations. The 89,134 square foot property was 100% leased at the time of purchase and is located in Plano, Texas. The property is located within the Preston Road Retail Corridor, adjacent to the 2,665 acre Legacy in Plano master-planned community and serves the north Dallas trade area, home to several Fortune 500 companies.

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP").  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  For a better understanding of our accounting policies, you should read Note 2, “Summary of Significant Accounting Policies,” to our accompanying consolidated financial statements in conjunction with this "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost, which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion thereof, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  For the year ended December 31, 2013, approximately $114,000 and $100,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2012, approximately $176,000 and $147,000 in interest expense and real estate taxes, respectively, were capitalized. No interest or real estate taxes were capitalized for the year ended December 31, 2011.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings, respectively.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2013.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2013 and 2012, we had an allowance for uncollectible accounts of $3.7 million and $2.3 million, respectively. As of December 31, 2013, 2012 and 2011, we recorded bad debt expense in the amount of $1.7 million, $1.0 million and $0.6 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions. As part of our executive relocation arrangement, as discussed in Note 12 to our accompanying consolidated financial statements, we issued a note receivable for $975,000 to the buyer, with an interest rate of 4.5% and a maturity of December 31, 2013. On December 5, 2013, the note was renewed through June 30, 2014 and bears interest at a rate of 5.2% during the renewal period.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax expense of $0.3 million for the Texas Margin Tax for each of the years ended December 31, 2013, and 2012 and $0.2 million for the year ended December 31, 2011.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $262.0 million and $192.4 million as compared to the book value of approximately $264.3 million and $190.6 million as of December 31, 2013 and 2012, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, "Fair Value Measurements and Disclosures"), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2013, we consider our cash flow hedges to be highly effective.

Recent accounting pronouncements. In February 2013, the FASB issued guidance requiring entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. The guidance was effective prospectively for reporting periods beginning on or after December 15, 2012. We do not expect the pronouncement to have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued guidance permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815 ("Derivatives and Hedging"), in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the pronouncement to have a significant impact on our consolidated financial statements.

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
During the year ended December 31, 2013, our cash provided from operating activities was $23,884,000 and our total dividends and distributions paid were $20,985,000. Therefore, we had cash flow from operations in excess of distributions of approximately $2,899,000. On February 4, 2013, we, through our Operating Partnership, entered into the 2013 Facility. In addition to a $125 million unsecured borrowing capacity under the revolving loan, the 2013 Facility also includes a $50 million term loan and permits the Operating Partnership to increase the borrowing capacity under the 2013 Facility to a total of $225 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2013 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.
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
We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to finance the continued acquisition of such additional properties through equity issuances and through debt financing.
Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $6,491,000 at December 31, 2013, as compared to $6,544,000 at December 31, 2012.  The decrease of $53,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $23,884,000 for the year ended December 31, 2013;

•	Net proceeds of $63,887,000 from issuance of common shares;

•	Net proceeds of $65,800,000 from our revolving credit facility;

•	Net proceeds of $102,914,000 from issuance of notes payable net of origination costs;

•	Proceeds from sales of marketable securities of $747,000;
Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP unit holders of $20,985,000;

•	Real estate acquisitions of $119,102,000;

•	Additions to real estate of $6,291,000;

•	Payments of loans of $110,867,000;

•	Payments of exchange offer costs of $40,000.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Equity Offerings

On October 8, 2013, we completed the sale of 4,000,000 common shares, $0.001 par value per share, and on October 28, 2013, upon the underwriters' exercise of the over-allotment option, we completed the sale of 600,000 additional common shares, at a price to the public of $13.54 per share. Total net proceeds from the offering, including the over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $59.7 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering for general corporate purposes, which included acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures (including tenant improvements), the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. For the year ended December 31, 2013, we sold 282,239 common shares under the equity distribution program, with net proceeds to us of approximately $4.2 million. In connection with such sales, we paid compensation of $0.2 million to the sales agents.

Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2013	2012
Fixed rate notes
$1.1 million 4.71% Note, due December 31, 2013	$1,087	$1,087
$20.2 million 4.28% Note, due June 6, 2023 (1)	20,200	13,850
$3.0 million 6.00% Note, due March 31, 2021 (2)	2,905	2,943
$10.0 million 6.04% Note, due March 1, 2014	—	9,142
$1.5 million 6.50% Note, due March 1, 2014	—	1,444
$11.2 million 6.52% Note, due September 1, 2015	—	10,609
$21.4 million 6.53% Notes, due October 1, 2013	—	18,865
$24.5 million 6.56% Note, due October 1, 2013	—	23,135
$9.9 million 6.63% Notes, due March 1, 2014	—	8,925
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,875	7,854
$11.1 million 5.87% Note, due August 6, 2016	11,900	—
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (4)	10,500	—
$16.5 million 4.97% Note, due September 26, 2023	16,450	—
$37.0 million 3.76% Note, due December 1, 2020	37,000	—
$6.5 million 3.80% Note, due January 1, 2019	6,500	—
$15.1 million 4.99% Note, due January 6, 2024	15,060	—
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 3, 2017 (5)	50,000	—
$0.7 million 2.97% Note, due November 28, 2013	—	15
Floating rate notes
Unsecured credit facility, LIBOR plus 1.75% to 2.50%, due February 3, 2017	84,800	69,000
$26.9 million, LIBOR plus 2.86% Note, due December 1, 2013	—	23,739
	$264,277	$190,608

(1)	Promissory note had an original balance of $14.1 million and an interest rate of 5.695%, due in 2013, which was refinanced in May 2013. See below for further discussion of the Pinnacle Note.

(2)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016, the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

(3)	Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term.

(4)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(5)	We have entered into an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%. The swap began on January 7, 2014.

Our mortgage debt was collateralized by 19 operating properties as of December 31, 2013 with a combined net book value of $161.1 million and 27 operating properties as of December 31, 2012 with a combined net book value of $161.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On December 23, 2013, we, operating through our subsidiary, Whitestone Woodlake Plaza, LLC, a Delaware limited liability company, entered into a $6.5 million promissory note (the "Woodlake Note"), with a fixed interest rate of 3.80% payable to Western Reserve Life Assurance Company of Ohio and a maturity of January 1, 2019. Proceeds from the Woodlake Note were used to repay a portion of our unsecured revolving credit facility.

On December 16, 2013, we, operating through our subsidiary, Whitestone Anthem Marketplace, LLC, a Delaware limited liability company, entered into a $15.1 million promissory note (the "Anthem Note"), with a fixed interest rate of 4.99% payable to Citigroup Global Markets Realty Corporation and a maturity of January 6, 2024. Proceeds from the Anthem Note were used to repay a portion of our unsecured revolving credit facility.

On November 26, 2013, we, operating through our subsidiary, Whitestone Industrial-Office LLC, a Texas limited liability company ("Whitestone Industrial"), entered into a $37.0 million promissory note (the "Industrial Note"), with a fixed interest rate of 3.76% payable to Jackson Life National Insurance Company and a maturity of December 1, 2020. Proceeds from the Industrial Note were used to repay our existing $26.9 million floating rate loan that matured on December 1, 2013. The remainder of the proceeds were used to pay off approximately $10.1 million in fixed rate indebtedness maturing in 2014.

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

On June 19, 2013, we assumed a $11.1 million promissory note as part of our acquisition of Mercado at Scottsdale Ranch (see Note 8 to our accompanying consolidated financial statements). The 5.87% fixed interest rate note matures on August 16, 2016. In conjunction with our acquisition, we received an interest rate supplement from the seller in the amount of $932,000, which we will accrete into expense over the life of the note. As a result of the supplement, the imputed interest rate is 3.052%, which we consider to be an appropriate market rate.

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

The 2013 Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of December 31, 2013, $134.8 million was drawn on the 2013 Facility, and our borrowing capacity was $40.2 million, assuming that we use proceeds of the 2013 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the 2013 Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. Additional proceeds from the 2013 Facility will be used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. The 2013 Facility currently bears interest at the Operating Partnership's election, at a rate of LIBOR plus 1.75% to 2.50%, and matures on February 3, 2017. As of December 31, 2013, the interest rate was 2.167%. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the 2013 Facility at 0.84%. The swap began on January 7, 2014 and will mature on February 3, 2017.

Certain other of our loans are subject to customary covenants.  As of December 31, 2013, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2013 are due during the following years:

Amount Due
Year	(in thousands)

2014	$2,499
2015	1,866
2016	13,277
2017	144,972
2018	11,911
Thereafter	89,752
Total	$264,277

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

Contractual Obligations

As of December 31, 2013, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2014)	1 - 3 years (2015 - 2016)	3 - 5 years (2017 - 2018)	More than 5 years (after 2018)
Long-Term Debt - Principal	$264,277	$2,499	$15,143	$156,883	$89,752
Long-Term Debt - Fixed Interest	41,066	6,367	12,493	8,916	13,290
Long-Term Debt - Variable Interest (1)	5,909	1,928	3,675	306	—
Unsecured credit facility - Unused commitment fee (2)	404	101	202	101	—
Operating Lease Obligations	135	41	60	34	—
Total	$311,791	$10,936	$31,573	$166,240	$103,042

(1)
As of December 31, 2013, we had one loan totaling $84.8 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.75% to LIBOR plus 2.50%, which reflects our new interest rates under our 2013 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2013, of 0.17%.

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.25% for facility usage greater than 50% or 0.35% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2013 balance of $134.8 million.

Distributions

During 2013, we paid distributions to our common shareholders and OP unit holders of $21.0 million, compared to $16.3 million in 2012.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2013 and 2012:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table provides a general comparison of our results of operations for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Number of properties owned and operated	60	51
Aggregate gross leasable area (sq. ft.)	4,966,330	4,274,691
Ending occupancy rate - operating portfolio(1)	88%	87%
Ending occupancy rate - all properties	87%	85%

Total property revenues	$62,145	$46,554
Total property expenses	23,510	17,639
Total other expenses	34,355	28,464
Provision for income taxes	305	286
Loss on disposal of assets	56	112
Net income	3,919	53
Less: Net income attributable to noncontrolling interests	125	3
Net income attributable to Whitestone REIT	$3,794	$50

Funds from operations (2)	$17,314	$10,273
Property net operating income (3)	38,635	28,915
Distributions paid on common shares and OP Units	20,985	16,328
Distributions per common share and OP unit	$1.14	$1.14
Distributions paid as a percentage of funds from operations	121%	159%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations to net income, see "Funds From Operations" below.

(3)	For an explanation and reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $62,145,000 for the year ended December 31, 2013 as compared to $46,554,000 for the year ended December 31, 2012, an increase of $15,591,000, or 33%. The year ended December 31, 2013 included $15,179,000 in increased revenues from New Store operations. During the twelve months ended December 31, 2013, Same Store revenues increased $412,000 in the aggregate. Same Store average occupancy increased from 85.2% for the year ended December 31, 2012 to 86.7% for the year ended December 31, 2013, increasing Same Store revenue $786,000. Partially offsetting the increase in Same Store average occupancy, the Same Store revenue rate per average leased square foot decreased $0.12 for the year ended December 31, 2013 to $14.02 per average leased square foot as compared to the year ended December 31, 2012 revenue rate per average leased square foot of $14.14, decreasing Same Store revenue $374,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $23,510,000 for the year ended December 31, 2013, as compared to $17,639,000 for the year ended December 31, 2012, an increase of $5,871,000, or 33%. The primary components of total property expenses, Same Store property expenses and New Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,		Increase	% Increase
Overall Property Expenses	2013	2012	(Decrease)	(Decrease)
Real estate taxes	$8,767	$6,384	$2,383	37%
Utilities	3,683	3,025	658	22%
Contract services	3,759	2,786	973	35%
Repairs and maintenance	2,268	1,800	468	26%
Bad debt	1,669	1,004	665	66%
Labor and other	3,364	2,640	724	27%
Total	$23,510	$17,639	$5,871	33%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2013	2012	(Decrease)	(Decrease)
Real estate taxes	$6,066	$5,853	$213	4%
Utilities	2,930	2,877	53	2%
Contract services	2,675	2,557	118	5%
Repairs and maintenance	1,726	1,677	49	3%
Bad debt	1,289	874	415	47%
Labor and other	2,597	2,527	70	3%
Total	$17,283	$16,365	$918	6%

	Year Ended December 31,		Increase	% Increase
New Store Property Expenses	2013	2012	(Decrease)	(Decrease)
Real estate taxes	$2,701	$531	$2,170	409%
Utilities	753	148	605	409%
Contract services	1,084	229	855	373%
Repairs and maintenance	542	123	419	341%
Bad debt	380	130	250	192%
Labor and other	767	113	654	579%
Total	$6,227	$1,274	$4,953	389%

Real estate taxes.  Real estate taxes increased $2,383,000, or 37%, during the year ended December 31, 2013 as compared to 2012, primarily as a result of New Stores real estate taxes, which increased $2,170,000. Same Store real estate taxes increased $213,000 for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The Same Store increase was primarily attributable to increases in 2013 property values of several of our Houston properties. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $658,000, or 22%, during the year ended December 31, 2013 as compared to 2012. The increase in utility expenses was primarily attributed to New Store increases of $605,000 for the year ended December 31, 2013. Same Store utilities expenses increased approximately $53,000, or 2%, during the year ended December 31, 2013 as compared to 2012. The majority of the Same Store increase was attributable to increased electricity usage and related charges.

Contract services. Contract services increased $973,000, or 35%, during the year ended December 31, 2013 as compared to 2012, primarily as a result of New Store contract services, which increased $855,000. Same Store contract services increased $118,000, or 5%.

Repairs and maintenance. Repairs and maintenance increased $468,000, or 26%, during the year ended December 31, 2013 as compared to 2012. New Store repairs and maintenance increased $419,000 for the year ended December 31, 2013 as compared to 2012. Same Store repairs and maintenance increased $49,000, or 3%, during year ended December 31, 2013 as compared to 2012.

Bad debt.  Bad debt for the year ended December 31, 2013 increased $665,000, or 66%, as compared to 2012. The increase for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was comprised of $250,000 from New Store bad debt and $415,000 from Same Store bad debt. The overall bad debt expense was approximately 3% of revenue for the year ended December 31, 2013 and approximately 2% of revenue for the year ended December 31, 2012. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $724,000, or 27%, for year ended December 31, 2013 as compared to 2012. New Store labor and other expenses increased $654,000 for the year ended December 31, 2013 as compared to 2012. Same Store labor and other expenses increased $70,000, or 3%, during year ended December 31, 2013 as compared to 2012.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Year Ended December 31,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012
Property revenues	$43,758	$43,346	$18,387	$3,208	$62,145	$46,554
Property expenses	17,283	16,365	6,227	1,274	23,510	17,639
Property net operating income	$26,475	$26,981	$12,160	$1,934	$38,635	$28,915

Other expenses.  Our other expenses were $34,355,000 for the year ended December 31, 2013, as compared to $28,464,000 for the year ended December 31, 2012, an increase of $5,891,000, or 21%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
General and administrative	$10,912	$7,616	$3,296	43%
Depreciation & amortization	13,429	10,229	3,200	31%
Executive relocation expense	—	2,177	(2,177)	(100)%
Interest expense	10,150	8,732	1,418	16%
Interest, dividend and other investment income	(136)	(290)	154	(53)%
Total other expenses	$34,355	$28,464	$5,891	21%

General and administrative.  General and administrative expenses increased approximately $3,296,000, or 43%, for the year ended December 31, 2013 as compared to 2012. The increase in general and administrative expenses included increased share-based compensation costs of $1,573,000, increased payroll of costs of $732,000, increased office expenses of $368,000, increased travel expenses of $316,000, increased legal fees of $240,000 and increased other expenses of $67,000. The increase in share-based compensation is due to expense related to additional employee grants and expenses related to the expected vesting of performance-based shares. As of December 31, 2013, there was approximately $1.9 million in unrecognized compensation cost related to outstanding nonvested performance-based and time-based shares that are expected to be recognized over a weighted-average period of approximately 13 months.

Executive relocation expense. The executive relocation expense of $2,177,000 for the year ended December 31, 2012 relates to the disposition of an executive's residence and our obligation to pay certain expenses incurred in connection therewith pursuant to the relocation arrangement entered into with such executive. See Note 12 to the accompanying consolidated financial statements for further discussion.

Depreciation and amortization.  Depreciation and amortization increased $3,200,000, or 31%, for the year ended December 31, 2013 as compared to 2012. New Store depreciation increased $2,385,000 and Same Store depreciation increased $793,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation on corporate assets and amortization of commission costs increased $22,000.

Interest expense. Interest expense increased $1,418,000, or 16%, for the year ended December 31, 2013 as compared to 2012.  An increase in our average outstanding notes payable balance of $88,782,000 accounted for $4,505,000 in increased interest expense, offset by a decrease in our effective interest rate to 3.71% for the year ended December 31, 2013 versus 5.07% for the year ended December 31, 2012, resulting in a $3,289,000 decrease in interest expense. Early extinguishment of debt fees of $169,000 and increased amortized loan fees of $33,000 both increased interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $154,000, or 53%, for the year ended December 31, 2013 as compared to 2012. During the year ended December 31, 2013, our gains on sales of investments in available-for-sale securities decreased $70,000, our dividend income decreased $122,000 and our interest income increased $38,000 as compared to the amounts realized during the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table provides a general comparison of our results of operations for the years ended December 31, 2012 and December 31, 2011 (dollars in thousands, except per share data):

	Year Ended December 31,
	2012	2011
Number of properties owned and operated	51	45
Aggregate gross leasable area (sq. ft.)(1)	4,274,691	3,597,337
Ending occupancy rate - operating portfolio(2)	87%	87%
Ending occupancy rate - all properties	85%	84%

Total property revenues	$46,554	$34,915
Total property expenses	17,639	13,327
Total other expenses	28,464	20,281
Provision for income taxes	286	225
Loss on disposal of assets	112	146
Income from continuing operations	53	936
Gain on sale of property	—	397
Net income	53	1,333
Less: Net income attributable to noncontrolling interests	3	210
Net income attributable to Whitestone REIT	$50	$1,123

Funds from operations (3)	$10,273	$8,707
Property net operating income (4)	28,915	21,588
Distributions paid on common shares and OP units	16,328	12,019
Distributions per common share and OP unit	$1.14	$1.14
Distributions paid as a percentage of funds from operations	159%	138%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations to net income, see "Funds From Operations" below.

(3)	For an explanation and reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $46,554,000 for the year ended December 31, 2012 as compared to $34,915,000 for the year ended December 31, 2011, an increase of $11,639,000, or 33%. The year ended December 31, 2012 included $11,164,000 in increased revenues from New Store operations. Same Store revenues increased $475,000 in the aggregate. Same Store average occupancy increased from 83.9% for the year ended December 31, 2011 to 84.8% for the year ended December 31, 2012, increasing Same Store revenue $262,000. The Same Store revenue rate per average leased square foot increased $0.08 for the year ended December 31, 2012 to $12.60 per average leased square foot as compared to the year ended December 31, 2011 revenue rate per average leased square foot of $12.52, increasing Same Store revenue $213,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

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

Other expenses.  Our other expenses were $28,464,000 for the year ended December 31, 2012, as compared to $20,281,000 for the year ended December 31, 2011, an increase of $8,183,000, or 40%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
General and administrative	$7,616	$6,648	$968	15%
Depreciation & amortization	10,229	7,749	2,480	32%
Executive relocation expense	2,177	—	2,177	100%
Interest expense	8,732	6,344	2,388	38%
Interest, dividend and other investment income	(290)	(460)	170	(37)%
Total other expenses	$28,464	$20,281	$8,183	40%

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

Executive relocation expense. The executive relocation expense of $2,177,000 relates to the disposition of an executive's residence and our obligation to pay certain expenses incurred in connection therewith pursuant to the relocation arrangement entered into with such executive. See Note 12 to the accompanying consolidated financial statements for further discussion.

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

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $170,000, or 37%, for the year ended December 31, 2012 as compared to 2011. During the year ended December 31, 2012, our gains on sales of investments in available-for-sale securities decreased $82,000, our dividend income decreased $57,000 and our interest income decreased $31,000 as compared to the amounts realized during the year ended December 31, 2011.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2013	2012	2011
FFO AND FFO CORE
Net income attributable to Whitestone REIT	$3,794	$50	$1,123
Depreciation and amortization of real estate assets	13,339	10,108	7,625
Loss (gain) on disposal of assets	56	112	(251)
Net income attributable to noncontrolling interests	125	3	210
FFO	$17,314	$10,273	$8,707

Non cash share-based compensation expense	$2,284	$725	$310
Acquisition costs	1,010	698	666
Rental support payments received	188	—	—
Relocation arrangement	—	2,177	—
Legal settlement (recoveries), net	—	(131)	254
FFO Core	$20,796	$13,742	$9,937

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME ("NOI")	2013	2012	2011
Net income attributable to Whitestone REIT	$3,794	$50	$1,123
General and administrative expenses	10,912	7,616	6,648
Depreciation and amortization	13,429	10,229	7,749
Executive relocation expense	—	2,177	—
Interest expense	10,150	8,732	6,344
Interest, dividend and other investment income	(136)	(290)	(460)
Provision for income taxes	305	286	225
Loss on sale or disposal of assets	56	112	146
Gain on sale of property	—	—	(397)
Net income attributable to noncontrolling interests	125	3	210
NOI	$38,635	$28,915	$21,588

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of December 31, 2013.

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

Fixed Interest Rate Debt

As of December 31, 2013, $179.5 million, or approximately 68%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate at this time of approximately 3.50% per annum with expirations ranging from 2013 to 2024 (see note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $7.9 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2013, $84.8 million, or approximately 32%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.75% to 2.50% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase of annual net income of approximately $0.8 million, respectively. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the 2013 Facility at 0.84%. The swap began on January 7, 2014 and will mature on February 3, 2017.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2013, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-3 of this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2013, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2014 annual meeting of shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2014 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	2,348,221	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	2,348,221

(1)	Excludes 1,060,291 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the "Plan").

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
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2014 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2014 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2014 annual meeting of shareholders.

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

WHITESTONE REIT
Date:	February 28, 2014	By:	/s/ James C. Mastandrea
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

February 28, 2014	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

February 28, 2014	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

February 28, 2014	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

February 28, 2014	/s/ Donald F. Keating
Donald F. Keating, Trustee

February 28, 2014	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

February 28, 2014	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whitestone REIT and subsidiaries' internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whitestone REIT and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
February 28, 2014

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Real estate assets, at cost
Property	$546,274	$409,669
Accumulated depreciation	(66,008)	(53,920)
Total real estate assets	480,266	355,749
Cash and cash equivalents	6,491	6,544
Marketable securities	877	1,403
Escrows and acquisition deposits	2,095	6,672
Accrued rents and accounts receivable, net of allowance for doubtful accounts	9,929	7,947
Related party receivable	—	652
Unamortized lease commissions and loan costs	6,227	4,160
Prepaid expenses and other assets	2,089	2,244
Total assets	$507,974	$385,371
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$264,277	$190,608
Accounts payable and accrued expenses	12,773	13,824
Tenants' security deposits	3,591	3,024
Dividends and distributions payable	6,418	5,028
Total liabilities	287,059	212,484
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2013 and 2012	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 21,943,700 and 16,943,098 issued and outstanding as of December 31, 2013 and 2012, respectively	22	16
Additional paid-in capital	291,571	224,237
Accumulated deficit	(75,721)	(57,830)
Accumulated other comprehensive loss	(54)	(392)
Total Whitestone REIT shareholders' equity	215,818	166,031
Noncontrolling interest in subsidiary	5,097	6,856
Total equity	220,915	172,887
Total liabilities and equity	$507,974	$385,371

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Property revenues
Rental revenues	$48,862	$36,131	$27,814
Other revenues	13,283	10,423	7,101
Total property revenues	62,145	46,554	34,915

Property expenses
Property operation and maintenance	14,743	11,255	8,659
Real estate taxes	8,767	6,384	4,668
Total property expenses	23,510	17,639	13,327

Other expenses (income)
General and administrative	10,912	7,616	6,648
Depreciation and amortization	13,429	10,229	7,749
Executive relocation expense	—	2,177	—
Interest expense	10,150	8,732	6,344
Interest, dividend and other investment income	(136)	(290)	(460)
Total other expense	34,355	28,464	20,281

Income before loss on sale or disposal of assets and income taxes	4,280	451	1,307

Provision for income taxes	(305)	(286)	(225)
Loss on sale or disposal of assets	(56)	(112)	(146)
Income before gain on sale of property	3,919	53	936

Gain on sale of property	—	—	397

Net income	3,919	53	1,333

Less: Net income attributable to noncontrolling interests	125	3	210

Net income attributable to Whitestone REIT	$3,794	$50	$1,123

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Basic Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.21	$0.00	$0.12
Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.20	$0.00	$0.12

Weighted average number of common shares outstanding:
Basic	18,027	13,496	9,028
Diluted	18,273	13,613	9,042

Distributions declared per common share / OP unit	$1.1400	$1.1400	$1.1400

Consolidated Statements of Comprehensive Income

Net income	$3,919	$53	$1,333

Other comprehensive gain (loss)

Unrealized gain on cash flow hedging activities	173	1	—
Unrealized gain (loss) on available-for-sale marketable securities	180	920	(1,329)

Comprehensive income	4,272	974	4

Less: Comprehensive income attributable to noncontrolling interests	136	57	1

Comprehensive income attributable to Whitestone REIT	$4,136	$917	$3

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2010	5,671	$5	$93,357	$(30,654)	$—	$62,708	1,815	$21,575	$84,283

Issuance of common shares (1)	5,310	5	59,678	—	—	59,683	—	—	59,683

Exchange of noncontrolling interest OP units for common shares	454	—	4,972	—	—	4,972	(454)	(4,972)	—

Issuance of common shares under dividend reinvestment plan	3	—	6	—	—	6	—	—	6

Share-based compensation	—	—	114	—	—	114	—	—	114

Distributions	—	—	—	(11,529)	—	(11,529)	—	(1,854)	(13,383)

Unrealized loss on change in fair value of available-for-sale marketable securities	—	—	—	—	(1,119)	(1,119)	—	(210)	(1,329)

Net income	—	—	—	1,123	—	1,123	—	210	1,333

Balance, December 31, 2011	11,438	10	158,127	(41,060)	(1,119)	115,958	1,361	14,749	130,707

Exchange of noncontrolling interest OP units for common shares	676	1	7,272	—	(127)	7,146	(676)	(7,146)	—

Exchange offer costs	—		(479)	—	—	(479)	—	—	(479)

Issuance of common shares (2)	4,830	5	58,674	—	(13)	58,666	—	13	58,679

Issuance of common shares under dividend reinvestment plan	7	—	90	—	—	90	—	—	90

Shared-based compensation	(8)	—	553	—	—	553	—	—	553

Distributions		—	—	(16,820)	—	(16,820)	—	(817)	(17,637)

Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	1	1	—	—	1

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	866	866	—	54	920

Net income	—	—	—	50	—	50	—	3	53

Balance, December 31, 2012	16,943	16	224,237	(57,830)	(392)	166,031	685	6,856	172,887

Exchange of noncontrolling interest OP units for common shares	123	1	1,236	—	(3)	1,234	(123)	(1,234)	—

Exchange offer costs	—	—	(40)	—	—	(40)	—	—	(40)

Issuance of common shares - ATM Program (3)	282	—	4,191	—	—	4,191	—	—	4,191

Issuance of common shares under dividend reinvestment plan	7	—	99	—	—	99	—	—	99

Issuance of common shares - overnight offering (4)	4,600	5	59,691	—	—	59,696	—	—	59,696

Share-based compensation	(11)	—	2,157	—	—	2,157	—	—	2,157

Distributions	—	—	—	(21,685)	—	(21,685)	—	(662)	(22,347)

Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	167	167	—	6	173

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	174	174	—	6	180

Net income	—	—	—	3,794	—	3,794	—	125	3,919

Balance, December 31, 2013	21,944	$22	$291,571	$(75,721)	$(54)	$215,818	562	$5,097	$220,915

(1)	Net of offering costs of $4.0 million.

(2)	Net of offering costs of $3.1 million.

(3)	Net of offering costs of $0.2 million.

(4)	Net of offering costs of $2.6 million.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$3,919	$53	$1,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,429	10,229	7,749
Amortization of deferred loan costs	1,046	1,426	616
Amortization of notes payable discount	463	317	—
Gain on sale of marketable securities	(41)	(110)	(192)
Loss (gain) on sale or disposal of assets and properties	56	112	(251)
Bad debt expense	1,658	1,004	615
Share-based compensation	2,284	725	310
Changes in operating assets and liabilities:
Escrows and acquisition deposits	4,920	(1,104)	(519)
Accrued rent and accounts receivable	(3,640)	(2,930)	(1,939)
Related party receivable	652	(652)	—
Unamortized lease commissions	(1,221)	(994)	(995)
Prepaid expenses and other assets	962	(525)	296
Accounts payable and accrued expenses	(1,170)	2,875	993
Tenants' security deposits	567	792	436
Net cash provided by operating activities	23,884	11,218	8,452
Cash flows from investing activities:
Acquisitions of real estate	(119,102)	(98,350)	(65,910)
Additions to real estate	(6,291)	(10,815)	(7,568)
Proceeds from sale of property	—	—	1,567
Investments in marketable securities	—	(750)	(13,520)
Proceeds from sales of marketable securities	747	5,508	7,252
Net cash used in investing activities	(124,646)	(104,407)	(78,179)
Cash flows from financing activities:
Distributions paid to common shareholders	(20,294)	(15,324)	(10,045)
Distributions paid to OP unit holders	(691)	(1,004)	(1,974)
Proceeds from issuance of common shares, net of offering costs	63,887	58,679	59,683
Payments of exchange offer costs	(40)	(479)	—
Proceeds from revolving credit facility, net	65,800	58,000	11,000
Proceeds from notes payable	105,710	—	2,905
Repayments of notes payable	(110,867)	(4,146)	(3,128)
Payments of loan origination costs	(2,796)	(1,688)	(610)
Net cash provided by financing activities	100,709	94,038	57,831
Net increase (decrease) in cash and cash equivalents	(53)	849	(11,896)
Cash and cash equivalents at beginning of period	6,544	5,695	17,591
Cash and cash equivalents at end of period	$6,491	$6,544	$5,695

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,179	$7,137	$5,719
Cash paid for taxes	$237	$326	$215
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$295	$—	$238
Financed insurance premiums	$883	$856	$649
Value of shares issued under dividend reinvestment plan	$99	$90	$6
Acquired interest rate swap	$—	$1,901	$—
Debt discount on acquired note payable	$—	$(1,329)	$—
Value of common shares exchanged for OP units	$1,236	$7,272	$4,972
Change in fair value of available-for-sale securities	$180	$920	$(1,329)
Change in fair value of cash flow hedge	$173	$1	$—
Debt assumed with acquisitions of real estate	$11,100	$9,166	$15,425
Interest supplement assumed with acquisition of real estate	$932	$—	$—

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2013, 2012 and 2011, we owned and operated 60, 51, and 45 properties, respectively, including retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2013, 2012 and 2011, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the "OP units") changes the percentage of ownership interests of both the noncontrolling interests and Whitestone.

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

Reclassifications.  We have reclassified certain prior year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity. During 2012, we reclassified the amortization of our loan fees, previously classified as general and administrative expenses, to interest expense for all periods presented. On June 27, 2012, our Class A and Class B common shares were consolidated into a single class of common shares. See Note 13 for additional discussion related to the consolidation of Class A and Class B common shares into a single class of common shares.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $2.3 million, $0.7 million and $0.3 million in share-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2013 and 2012 consisted of demand deposits at commercial banks and brokerage accounts.

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

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  For the year ended December 31, 2013, approximately $114,000 and $100,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2012, approximately $176,000 and $147,000 in interest expense and real estate taxes, respectively, were capitalized. No interest or real estate taxes were capitalized for the year ended December 31, 2011.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings, respectively.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2013.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2013 and 2012, we had an allowance for uncollectible accounts of $3.7 million and $2.3 million, respectively. As of December 31, 2013, 2012 and 2011, we recorded bad debt expense in the amount of $1.7 million, $1.0 million and $0.6 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions. As part of the executive relocation arrangement discussed in Note 12, we issued a note receivable for $975,000 to the buyer, with an interest rate of 4.5% and a maturity of December 31, 2013. On December 5, 2013, the note was renewed through June 30, 2014 and bears interest at a rate of 5.2% during the renewal period.

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

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax expense of $0.3 million for the Texas Margin Tax for each of the years ended December 31, 2013, and 2012 and $0.2 million for the year ended December 31, 2011.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $262.0 million and $192.4 million as compared to the book value of approximately $264.3 million and $190.6 million as of December 31, 2013 and 2012, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, "Fair Value Measurements and Disclosures"), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2013, we consider our cash flow hedges to be highly effective.

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

In July 2013, the FASB issued guidance permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815 ("Derivatives and Hedging"), in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the pronouncement to have a significant impact on our consolidated financial statements.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of December 31, 2013, 2012 and 2011. Available-for-sale securities consist of the following (in thousands):

	December 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(229)	$877
Total available-for-sale securities	$1,106	$—	$(229)	$877

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,811	$—	$(408)	$1,403
Total available-for-sale securities	$1,811	$—	$(408)	$1,403

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

During the years ended December 31, 2013, 2012 and 2011, available-for-sale securities were sold for total proceeds of $747,000, $5,508,000 and $7,252,000, respectively. The gross realized gains and losses on these sales totaled $44,000 and $3,000, respectively, in 2013, $152,000 and $42,000, respectively, in 2012, and $302,000 and $110,000, respectively, in 2011. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $229,000 and $408,000 for the years ended December 31, 2013 and 2012, respectively, has been included in accumulated other comprehensive income.

4.  REAL ESTATE

As of December 31, 2013, we owned 60 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprised of approximately 5.0 million square feet of gross leasable area.

Property Acquisitions. On December 5, 2013, we acquired Market Street at DC Ranch, a property that meets our Community Centered Property strategy, for approximately $37.4 million in cash and net prorations. The 241,280 square foot property was 80% leased at the time of purchase and is located in Scottsdale, Arizona. Revenue and income of $282,000 and $155,000, respectively, have been included in our results of operations for the year ended December 31, 2013 since the date of acquisition.

On October 17, 2013, we acquired a 2.50 acre parcel for $2.8 million in cash and net prorations. The parcel is located in Spring, Texas, a suburb of Houston, and is contiguous to our Corporate Park Woodland property. At the time of purchase, the parcel had 16,220 square feet and was 63% leased. Revenue and income of $30,000 and $16,000, respectively, have been included in our results of operations for the year ended December 31, 2013 since the date of acquisition.

On October 7, 2013, we acquired Fountain Hills Plaza, a property that meets our Community Centered Property strategy, for approximately $20.6 million in cash and net prorations. The 111,289 square foot property was 87% leased at the time of purchase and is located in Fountain Hills, Arizona, a suburb of Phoenix. Revenue and income of $487,000 and $300,000, respectively, have been included in our results of operations for the year ended December 31, 2013 since the date of acquisition.

On June 28, 2013, we acquired Anthem Marketplace, a property that meets our Community Centered Property strategy, for approximately $23.3 million in cash and net prorations. The 113,293 square foot property was 100% leased at the time of purchase and is located in Phoenix, Arizona. In the same purchase, we also acquired an adjacent development pad site of 0.83 acres. Revenue and income of $1,054,000 and $454,000, respectively, have been included in our results of operations for the year ended December 31, 2013 since the date of acquisition.

On June 19, 2013, we acquired Mercado at Scottsdale Ranch, a property that meets our Community Centered Property strategy, for approximately $21.3 million, including the assumption of a $11.1 million non-recourse loan, a $0.9 million interest rate supplement and cash of $9.3 million. The 118,730 square foot property was 100% leased at the time of purchase and is located in Scottsdale, Arizona. Revenue and income of $1,185,000 and $610,000, respectively, have been included in our results of operations for the year ended December 31, 2013 since the date of acquisition.

On March 28, 2013, we acquired Headquarters Village Shopping Center, a property that meets our Community Centered Property strategy, for approximately $25.7 million in cash and net prorations. The 89,134 square foot property was 100% leased at the time of purchase and is located in Plano, Texas. Revenue and income of $2,423,000 and $1,221,000, respectively, have been included in our results of operations for the year ended December 31, 2013 since the date of acquisition.

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
December 31, 2013

On August 8, 2012, we acquired Paradise Plaza, a property that meets our Community Centered Property strategy, for approximately $16.3 million, including the assumption of a $9.2 million non-recourse loan, and cash of $7.1 million. The 125,898 square foot property was 100% leased at the time of purchase and is located in Paradise Valley, Arizona, a suburb of Phoenix.

On May 29, 2012, we acquired Sunset at Pinnacle Peak, formerly the Shops at Pinnacle Peak, a property that meets our Community Centered Property strategy, for approximately $6.4 million in cash and net prorations. The 41,530 square foot property was 76% leased at the time of purchase and is located in North Scottsdale, Arizona.

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

On December 28, 2011, we acquired Starwood Phase III, a 2.73 acre parcel of undeveloped land adjacent to the Shops at Starwood for approximately $1.9 million, including a non-recourse loan we assumed for $1.4 million, secured by the land, and cash of $0.5 million. The Phase III development site fronts the Dallas North Tollway within the Tollway Overlay District, which grants the highest allowed density of any zoning district. No revenue or income has been included in our results of operations for the year ended December 31, 2013 since the date of acquisition.

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II ("Pinnacle Phase II"), a 4.45 acre parcel of developed land adjacent to Pinnacle for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road and the potential for additional retail and office development. No revenue or income has been included in our results of operations for the year ended December 31, 2013 since the date of acquisition.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale ("Pinnacle"), a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million that is secured by the property and cash of $14.7 million. The 113,108 square foot Class A property was 100% leased at the time of purchase and is located in North Scottsdale, Arizona.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

Unaudited pro forma results of operations. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if our acquisitions for the years ended December 31, 2013, 2012 and 2011 were acquired on January 1, 2011 and includes no other material adjustments:

INCOME STATEMENT DATA	Year Ended December 31,
	2013	2012	2011
Operating revenue	$70,716	$68,269	$66,652
Net income	$6,406	$5,056	$9,216

Acquisition costs. Acquisition-related costs of $1,010,000, $698,000 and $666,000 are included in general and administrative expenses in our income statements for the years ended December 31, 2013, 2012 and 2011, respectively.

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

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2013	2012
Tenant receivables	$5,731	$3,536
Accrued rents and other recoveries	7,895	6,696
Allowance for doubtful accounts	(3,697)	(2,285)
Totals	$9,929	$7,947

6.  UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2013	2012
Leasing commissions	$6,641	$5,530
Deferred financing cost	5,146	4,574
Total cost	11,787	10,104
Less: leasing commissions accumulated amortization	(3,629)	(2,899)
Less: deferred financing cost accumulated amortization	(1,931)	(3,045)
Total cost, net of accumulated amortization	$6,227	$4,160

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Financing Costs	Total
2014	$807	$812	$1,619
2015	641	768	1,409
2016	511	633	1,144
2017	391	239	630
2018	233	201	434
Thereafter	429	562	991
Total	$3,012	$3,215	$6,227

7.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence as of December 31, 2013 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2014	$50,927
2015	41,950
2016	33,702
2017	26,480
2018	18,710
Thereafter	63,823
Total	$235,592

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2013	2012
Fixed rate notes
$1.1 million 4.71% Note, due December 31, 2013	$1,087	$1,087
$20.2 million 4.28% Note, due June 6, 2023 (1)	20,200	13,850
$3.0 million 6.00% Note, due March 31, 2021 (2)	2,905	2,943
$10.0 million 6.04% Note, due March 1, 2014	—	9,142
$1.5 million 6.50% Note, due March 1, 2014	—	1,444
$11.2 million 6.52% Note, due September 1, 2015	—	10,609
$21.4 million 6.53% Notes, due October 1, 2013	—	18,865
$24.5 million 6.56% Note, due October 1, 2013	—	23,135
$9.9 million 6.63% Notes, due March 1, 2014	—	8,925
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,875	7,854
$11.1 million 5.87% Note, due August 6, 2016	11,900	—
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (4)	10,500	—
$16.5 million 4.97% Note, due September 26, 2023	16,450	—
$37.0 million 3.76% Note, due December 1, 2020	37,000	—
$6.5 million 3.80% Note, due January 1, 2019	6,500	—
$15.1 million 4.99% Note, due January 6, 2024	15,060	—
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 3, 2017 (5)	50,000	—
$0.7 million 2.97% Note, due November 28, 2013	—	15
Floating rate notes
Unsecured credit facility, LIBOR plus 1.75% to 2.50%, due February 3, 2017	84,800	69,000
$26.9 million, LIBOR plus 2.86% Note, due December 1, 2013	—	23,739
	$264,277	$190,608

(1)	Promissory note had an original balance of $14.1 million and an interest rate of 5.695%, due in 2013, which was refinanced in May 2013. See below for further discussion of the Pinnacle Note.

(2)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016, the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

(3)	Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term.

(4)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(5)	We have entered into an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%. The swap began on January 7, 2014.

Our mortgage debt was collateralized by 19 operating properties as of December 31, 2013 with a combined net book value of $161.1 million and 27 operating properties as of December 31, 2012 with a combined net book value of $161.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

On December 23, 2013, we, operating through our subsidiary, Whitestone Woodlake Plaza, LLC, a Delaware limited liability company, entered into a $6.5 million promissory note (the "Woodlake Note"), with a fixed interest rate of 3.80% payable to Western Reserve Life Assurance Company of Ohio and a maturity of January 1, 2019. Proceeds from the Woodlake Note were used to repay a portion of our unsecured revolving credit facility.

On December 16, 2013, we, operating through our subsidiary, Whitestone Anthem Marketplace, LLC, a Delaware limited liability company, entered into a $15.1 million promissory note (the "Anthem Note"), with a fixed interest rate of 4.99% payable to Citigroup Global Markets Realty Corporation and a maturity of January 6, 2024. Proceeds from the Anthem Note were used to repay a portion of our unsecured revolving credit facility.

On November 26, 2013, we, operating through our subsidiary, Whitestone Industrial-Office LLC, a Texas limited liability company ("Whitestone Industrial"), entered into a $37.0 million promissory note (the "Industrial Note"), with a fixed interest rate of 3.76% payable to Jackson Life National Insurance Company and a maturity of December 1, 2020. Proceeds from the Industrial Note were used to repay our existing $26.9 million floating rate loan that matured on December 1, 2013. The remainder of the proceeds were used to pay off approximately $10.1 million in fixed rate indebtedness maturing in 2014.

The Industrial Note is a non-recourse loan secured by Whitestone Industrial's nine properties, including Corporate Park Woodland, Holly Hall Industrial Park, Interstate 10 Warehouse, Main Park, Plaza Park, Westbelt Plaza, Westgate Service Center, Corporate Park West and Dairy Ashford.

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

On June 19, 2013, we assumed a $11.1 million promissory note as part of our acquisition of Mercado at Scottsdale Ranch (see Note 8). The 5.87% fixed interest rate note matures on August 16, 2016. In conjunction with our acquisition, we received an interest rate supplement from the seller in the amount of $932,000, which we will accrete into expense over the life of the note. As a result of the supplement, the imputed interest rate is 3.052%, which we consider to be an appropriate market rate.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

The Pinnacle Note contains events of default that include, among other things, non-payment and default under the deed of trust. Upon occurrence of an event of default, the lender is entitled to accelerate all obligations of Whitestone Pinnacle. The lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate.

On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility (the “2013 Facility”) with the lenders party thereto, with BMO Capital Markets and Wells Fargo Securities, LLC, as co-lead arrangers and joint book runners, Bank of Montreal, as administrative agent (the "Agent"), Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as documentation agent. The 2013 Facility amended and restated our previous unsecured credit facility. We plan to use the 2013 Facility for property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio.

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

We are the guarantor for funds borrowed by the Operating Partnership under the 2013 Facility. The 2013 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The 2013 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

On August 8, 2012, we assumed a $9.2 million variable rate note as part of our acquisition of Paradise Plaza (See Note 4). The variable rate is based on the prime rate less 2.00% and matures on December 29, 2017. We consider the variable rate to be below-market and have imputed an interest rate of 4.13%, which we consider to be an appropriate market rate. As a result, we recorded a discount on the note of $1.3 million, which will amortize into interest expense over the life of the loan. See Note 9 for a discussion of the interest rate swap included with this note.

On December 22, 2011, we, through our subsidiary, Whitestone Pinnacle, assumed a promissory note in the amount of $14.1 million payable to U.S. Bank National Association with an applicable interest rate of 5.965% per annum. Monthly payments of $91,073 began on January 1, 2012 and continue thereafter on the first day of each calendar month until maturity on June 1, 2013. As discussed above, this note was refinanced and replaced with the Pinnacle Note maturing on June 6, 2023.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

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

As of December 31, 2013, $134.8 million was drawn on the 2013 Facility, and our remaining borrowing capacity was $40.2 million, assuming that we use proceeds of the 2013 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

Certain other of our loans are subject to customary covenants.  As of December 31, 2013, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2013 are due during the following years:

Amount Due
Year	(in thousands)
2014	$2,499
2015	1,866
2016	13,277
2017	144,972
2018	11,911
Thereafter	89,752
Total	$264,277

Contractual Obligations

As of December 31, 2013, we had the following contractual obligations:

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2014)	1 - 3 years (2015 - 2016)	3 - 5 years (2017 - 2018)	More than 5 years (after 2018)
Long-Term Debt - Principal	$264,277	$2,499	$15,143	$156,883	$89,752
Long-Term Debt - Fixed Interest	41,066	6,367	12,493	8,916	13,290
Long-Term Debt - Variable Interest (1)	5,909	1,928	3,675	306	—
Unsecured credit facility - Unused commitment fee (2)	404	101	202	101	—
Operating Lease Obligations	135	41	60	34	—
Total	$311,791	$10,936	$31,573	$166,240	$103,042

(1)
As of December 31, 2013, we had one loan totaling $84.8 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.75% to LIBOR plus 2.50%, which reflects our new interest rates under our 2013 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2013, of 0.17%.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.25% for facility usage greater than 50% or 0.35% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2013 balance of $134.8 million.

9.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
December 31, 2013	Accounts payable and accrued expenses	$1,231
December 31, 2012	Accounts payable and accrued expenses	$1,756

On November 1, 2013, we, through our subsidiary, Whitestone Terravita, entered into an interest rate swap with Bank of America, N.A. that fixed the LIBOR portion of our $10.5 million term loan at 1.55%. See Note 8 for additional information regarding the Terravita Note. The swap began on November 1, 2013 and will mature on September 24, 2018. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On March 8, 2013, we, through our Operating Partnership, entered into an interest rate swap with U.S. Bank National Association that fixed the LIBOR portion of our $50.0 million term loan under our unsecured credit facility at 0.84%. See Note 8 for additional information regarding our credit facility. The swap began on January 7, 2014 and will mature on February 3, 2017. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

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

A summary of our interest rate swap activity is as follows (in thousands):

Year Ended	Amount Recognized as Comprehensive Income (Loss)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings (1)
2013	$173	Interest expense	$(363)
2012	$1	Interest expense	$(146)
2011	$—	Interest expense	$—

(1)
Amounts represent the effective portions of our interest rate swaps. We did not recognize any ineffective portion of our interest rate swaps in earnings for the years ended December 31, 2013, 2012 and 2011.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

10.  EARNINGS PER SHARE

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2013, 2012 and 2011, 595,782, 848,284 and 1,705,198 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2013, 2012 and 2011, distributions of $177,000, $194,000 and $213,000, respectively, were made to the holders of certain restricted common shares, $127,000, $172,000 and $196,000 of which were charged against earnings, respectively.  See Note 14 for information related to restricted common shares under the 2008 Plan.

	Year Ended
	December 31,
(in thousands, except per share data)	2013	2012	2011
Numerator:
Net income	$3,919	$53	$1,333
Less: Net income attributable to noncontrolling interests	(125)	(3)	(210)
Distributions paid on unvested restricted shares	(50)	(22)	(17)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$3,744	$28	$1,106

Denominator:
Weighted average number of common shares - basic	18,027	13,496	9,028
Effect of dilutive securities:
Unvested restricted shares	246	117	14
Weighted average number of common shares - dilutive	18,273	13,613	9,042

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.21	$0.00	$0.12
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.20	$0.00	$0.12

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2013	2012	2011
Ordinary income (unaudited)	38.5%	34.1%	24.4%
Return of capital (unaudited)	61.3%	65.2%	66.1%
Capital gain distributions (unaudited)	0.2%	0.7%	6.5%
Unrecaptured section 1250 gain (unaudited)	—%	—%	3.0%
Total	100.0%	100.0%	100.0%

12.  RELATED PARTY TRANSACTIONS

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

On December 21, 2012, Mr. Mastandrea sold the residence to a third party for a price of $1,125,000. Pursuant to the relocation arrangement, we paid cash of $1,325,000, representing the shortfall of the amount realized from the sale of the property, and $852,000, which represented moving expenses and closing costs incurred by Mr. Mastandrea and federal taxes. No common shares were issued. The total expense incurred by us of $2,177,000 is shown separately in our consolidated financial statements. In addition, we issued a note receivable for $975,000 to the buyer, with an interest rate of 4.5% and a maturity of December 31, 2013. On December 5, 2013, the note was renewed through June 30, 2014 and bears interest at a rate of 5.2% during the renewal period. As a result of this transaction, we also recorded a related party receivable of $652,000, which represents the federal income tax withholding not deducted from our payment to Mr. Mastandrea. Subsequent to December 31, 2012, we received the $652,000 and paid it to the federal government on behalf of Mr. Mastandrea.

13.  EQUITY

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

Equity Offerings

On October 8, 2013, we completed the sale of 4,000,000 common shares, $0.001 par value per share, and on October 28, 2013, upon the underwriters' exercise of the over-allotment option, we completed the sale of 600,000 additional common shares, at a price to the public of $13.54 per share. Total net proceeds from the offering, including the over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $59.7 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering for general corporate purposes, which included acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures (including tenant improvements), the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. For the year ended December 31, 2013, we sold 282,239 common shares under the equity distribution program, with net proceeds to us of approximately $4.2 million. In connection with such sales, we paid compensation of $0.2 million to the sales agents.

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

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2013, we owned a 97.5% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2013 and December 31, 2012, there were 22,384,970 and 17,507,771 OP units outstanding, respectively.  We owned 21,822,878 and 16,822,285 OP units as of December 31, 2013 and December 31, 2012, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 96.8%, 94.1% and 84.2% for the years ended December 31, 2013, 2012 and 2011, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

On October 9, 2012, we filed with the SEC a prospectus supplement covering the issuance of up to 786,191 of our common shares of beneficial interest, par value $0.001 per share, to certain holders of OP units. The OP units may be issued to the extent that OP unit holders tender their OP units for redemption in accordance with the terms of the limited partnership agreement of the Operating Partnership and we elect, in our sole discretion, to issue common shares to the tendering OP unit holders. The prospectus supplement supplements a base prospectus, dated July 25, 2012, relating to our effective shelf registration statement of Form S-3 (File No. 333-182667). During the years ended December 31, 2013 and 2012, 123,394 and 100,705 OP units, respectively, were redeemed for an equal number of common shares.

     Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

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

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2013	534,920	$12.53
Granted	328,005	15.43
Vested	(15,270)	14.69
Forfeited	(87,944)	12.94
Non-vested at December 31, 2013	759,711	$13.69
Available for grant at December 31, 2013	2,348,221

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
2013	328,005	$15.43	(15,270)	$224
2012	99,700	$13.03	(16,208)	$223
2011	—	$—	(5,169)	$80

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $0.7 million and $0.3 million, respectively.  Taking into account the acquisitions occurring during the years ended December 31, 2013 and 2012 (see Note 4), we expect additional performance-based shares to vest due to the achievement of certain Company-wide performance goals. As a result, as of December 31, 2013, there was approximately $1.9 million in unrecognized compensation cost related to outstanding nonvested performance-based and time-based shares that are expected to be recognized over a weighted-average period of approximately 13 months.

15. GRANTS TO TRUSTEES

On September 16, 2013, each of our four independent trustees and one trustee emeritus was granted 1,500 common shares, which vested immediately. The 7,500 common shares granted to our trustees had a grant date fair value of $14.52 per share. On January 31, 2013, two of our independent trustees elected to receive a total of 1,172 common shares with a grant date fair value of $14.50 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2013 was determined using quoted prices available on the date of grant.

16.  COMMITMENTS AND CONTINGENCIES

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

18.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Revenues	$13,869	$14,795	$16,291	$17,190
Net income attributable to Whitestone REIT	949	970	614	1,261
Earnings per share:
Basic - Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.06	$0.06	$0.04	$0.06
Diluted - Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	0.06	0.06	0.03	0.06
2012
Revenues	$10,426	$10,987	$11,618	$13,523
Net income (loss) attributable to Whitestone REIT	793	431	163	(1,337)
Earnings per share:
Basic - Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.07	$0.04	$0.01	$(0.08)
Diluted - Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	0.07	0.04	0.01	(0.08)

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2013

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$2,285	$1,658	$(246)	$3,697
Year ended December 31, 2012	1,366	1,004	(85)	2,285
Year ended December 31, 2011	1,304	615	(553)	1,366

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Retail Communities:
Ahwatukee Plaza	$5,126	$4,086	$83	$—	$5,126	$4,169	$9,295
Anthem Marketplace	4,790	17,973	1	—	4,790	17,974	22,764
Bellnott Square	1,154	4,638	290	—	1,154	4,928	6,082
Bissonnet Beltway	415	1,947	453	—	415	2,400	2,815
Centre South	481	1,596	719	—	481	2,315	2,796
The Citadel	472	1,777	2,408	—	472	4,185	4,657
Desert Canyon	1,976	1,704	344	—	1,976	2,048	4,024
Gilbert Tuscany Village	1,767	3,233	700	—	1,767	3,933	5,700
Holly Knight	320	1,293	158	—	320	1,451	1,771
Headquarters Village	7,171	18,439	(21)	—	7,171	18,418	25,589
Kempwood Plaza	733	1,798	1,178	—	733	2,976	3,709
Lion Square	1,546	4,289	2,363	—	1,546	6,652	8,198
The Marketplace at Central	1,305	5,324	706	—	1,305	6,030	7,335
Mercado at Scottsdale Ranch	8,728	12,560	109	—	8,728	12,669	21,397
Paradise Plaza	6,155	10,221	68	—	6,155	10,289	16,444
Pinnacle of Scottsdale	6,648	22,466	702	—	6,648	23,168	29,816
Providence	918	3,675	679	—	918	4,354	5,272
Shaver	184	633	12	—	184	645	829
Shops at Pecos Ranch	3,781	15,123	114	—	3,781	15,237	19,018
Shops at Starwood	4,093	11,487	42	—	4,093	11,529	15,622
South Richey	778	2,584	1,844	—	778	4,428	5,206
Spoerlein Commons	2,340	7,296	295	—	2,340	7,591	9,931
SugarPark Plaza	1,781	7,125	834	—	1,781	7,959	9,740
Sunridge	276	1,186	301	—	276	1,487	1,763
Sunset at Pinnacle Peak (3)	3,610	2,734	146	—	3,610	2,880	6,490
Terravita Marketplace	7,171	9,392	365	—	7,171	9,757	16,928
Torrey Square	1,981	2,971	1,356	—	1,981	4,327	6,308
Town Park	850	2,911	252	—	850	3,163	4,013
Webster Pointe	720	1,150	271	—	720	1,421	2,141
Westchase	423	1,751	2,778	—	423	4,529	4,952
Windsor Park	2,621	10,482	7,151	—	2,621	17,633	20,254
	$80,314	$193,844	$26,701	$—	$80,314	$220,545	$300,859
Office/Flex Communities:
Brookhill	$186	$788	$376	$—	$186	$1,164	$1,350
Corporate Park Northwest	1,534	6,306	1,359	—	1,534	7,665	9,199
Corporate Park West	2,555	10,267	1,149	—	2,555	11,416	13,971
Corporate Park Woodland	652	5,330	742	—	652	6,072	6,724
Dairy Ashford	226	1,211	133	—	226	1,344	1,570
Holly Hall Industrial Park	608	2,516	388	—	608	2,904	3,512
Interstate 10 Warehouse	208	3,700	570	—	208	4,270	4,478
Main Park	1,328	2,721	642	—	1,328	3,363	4,691
Plaza Park	902	3,294	1,211	—	902	4,505	5,407
Westbelt Plaza	568	2,165	842	—	568	3,007	3,575
Westgate Service Center	672	2,776	600	—	672	3,376	4,048
	$9,439	$41,074	$8,012	$—	$9,439	$49,086	$58,525

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Office Communities:
9101 LBJ Freeway	$1,597	$6,078	$1,537	$—	$1,597	$7,615	$9,212
Featherwood	368	2,591	635	—	368	3,226	3,594
Pima Norte	1,086	7,162	1,427	517	1,086	9,106	10,192
Royal Crest	509	1,355	192	—	509	1,547	2,056
Uptown Tower	1,621	15,551	3,792	—	1,621	19,343	20,964
Woodlake Plaza	1,107	4,426	1,343	—	1,107	5,769	6,876
Zeta Building	636	1,819	356	—	636	2,175	2,811
	$6,924	$38,982	$9,282	$517	$6,924	$48,781	$55,705
Total Operating Portfolio	$96,677	$273,900	$43,995	$517	$96,677	$318,412	$415,089

Corporate Park Woodland II	$2,758	$—	$—	$—	$2,758	$—	$2,758
Fountain Hills Plaza	5,113	15,340	—	—	5,113	15,340	20,453
Fountain Square	5,573	9,828	811	—	5,573	10,639	16,212
Market Street at DC Ranch	9,710	26,779	(140)	—	9,710	26,639	36,349
Village Square at Dana Park	8,495	37,870	411	—	8,495	38,281	46,776
Total - Development Portfolio	$31,649	$89,817	$1,082	$—	$31,649	$90,899	$122,548

Anthem Marketplace	$204	$—	$—	$—	$204	$—	$204
Dana Park Development	4,000	—	—	—	4,000	—	4,000
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Pinnacle Phase II	1,000	—	77	280	1,000	357	1,357
Shops at Starwood Phase III	1,818	—	5	272	1,818	277	2,095
Total - Property Held for Development	$8,003	$—	$82	$552	$8,003	$634	$8,637

Grand Totals	$136,329	$363,717	$45,159	$1,069	$136,329	$409,945	$546,274

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Retail Communities:
Ahwatukee Plaza		$250		8/16/2011	5-39 years
Anthem Marketplace	(4)	230		6/28/2013	5-39 years
Bellnott Square		1,608		1/1/2002	5-39 years
Bissonnet Beltway		1,405		1/1/1999	5-39 years
Centre South		996		1/1/2000	5-39 years
The Citadel		417		9/28/2010	5-39 years
Desert Canyon		188		4/13/2011	5-39 years
Gilbert Tuscany Village		355		6/28/2011	5-39 years
Holly Knight		844		8/1/2000	5-39 years
Headquarters Village		355		3/28/2013	5-39 years
Kempwood Plaza		1,551		2/2/1999	5-39 years
Lion Square		2,528		1/1/2000	5-39 years
The Marketplace at Central		486		11/1/2010	5-39 years
Mercado at Scottsdale Ranch	(5)	170		6/19/2013	5-39 years
Paradise Plaza	(6)	371		8/8/2012	5-39 years
Pinnacle of Scottsdale	(7)	1,247		12/22/2011	5-39 years
Providence		1,641		3/30/2001	5-39 years
Shaver		329		12/17/1999	5-39 years
Shops at Pecos Ranch		389		12/28/2012	5-39 years
Shops at Starwood		591		12/28/2011	5-39 years
South Richey		1,318		8/25/1999	5-39 years
Spoerlein Commons		1,045		1/16/2009	5-39 years
SugarPark Plaza		1,956		9/8/2004	5-39 years
Sunridge		572		1/1/2002	5-39 years
Sunset at Pinnacle Peak		113		5/29/2012	5-39 years
Terravita Marketplace	(8)	621		8/8/2011	5-39 years
Torrey Square		1,883		1/1/2000	5-39 years
Town Park		1,610		1/1/1999	5-39 years
Webster Pointe		683		1/1/2000	5-39 years
Westchase		1,217		1/1/2002	5-39 years
Windsor Park		3,877		12/16/2003	5-39 years
		$30,846
Office/Flex Communities:
Brookhill		$361		1/1/2002	5-39 years
Corporate Park Northwest		2,681		1/1/2002	5-39 years
Corporate Park West	(9)	3,961		1/1/2002	5-39 years
Corporate Park Woodland	(9)	2,765	11/1/2000		5-39 years
Dairy Ashford	(9)	605		1/1/1999	5-39 years
Holly Hall Industrial Park	(9)	937		1/1/2002	5-39 years
Interstate 10 Warehouse	(9)	2,423		1/1/1999	5-39 years
Main Park	(9)	1,478		1/1/1999	5-39 years
Plaza Park	(9)	2,004		1/1/2000	5-39 years
Westbelt Plaza	(9)	1,584		1/1/1999	5-39 years
Westgate Service Center	(9)	1,195		1/1/2002	5-39 years
		$19,994

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Office Communities:
9101 LBJ Freeway		$2,196		8/10/2005	5-39 years
Featherwood	(10)	1,398		1/1/2000	5-39 years
Pima Norte		1,264		10/4/2007	5-39 years
Royal Crest		637		1/1/2000	5-39 years
Uptown Tower	(11)	5,184		11/22/2005	5-39 years
Woodlake Plaza	(12)	1,813		3/14/2005	5-39 years
Zeta Building		939		1/1/2000	5-39 years
		$13,431
Total Operating Portfolio		$64,271

Corporate Park Woodland II		$—		10/17/2013	5-39 years
Fountain Hills Plaza		1,246		10/7/2013	5-39 years
Fountain Square		95		9/21/2012	5-39 years
Market Street at DC Ranch		347		12/5/2013	5-39 years
Village Square at Dana Park		49		9/21/2012	5-39 years
Total - Development Portfolio		$1,737

Anthem Marketplace		$—		6/28/2013	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Pinnacle Phase II		—		12/28/2011	Land - Not Depreciated
Shops at Starwood Phase III	(13)	—		12/28/2011	Land - Not Depreciated
Total - Property Held For Development		$—

Grand Total		$66,008

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2013	2012	2011
Balance at beginning of period	$409,669	$292,360	$204,954
Additions during the period:
Acquisitions	130,731	107,392	82,030
Improvements	6,292	12,798	7,568
	137,023	120,190	89,598
Deductions - cost of real estate sold or retired	(418)	(2,881)	(2,192)
Balance at close of period	$546,274	$409,669	$292,360

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $569,902.

(3)	Formerly known as Shops at Pinnacle Peak.

(4)	This property secures a $15.1 million mortgage note.

(5)	This property secures a $11.1 million mortgage note.

(6)	This property secures a $9.2 million mortgage note.

(7)	This property secures a $14.1 million mortgage note.

(8)	This property secures a $10.5 million mortgage note.

(9)	These properties secure a $37.0 million mortgage note.

(10)	This property secures a $3.0 million mortgage note.

(11)	This property secures a $16.5 million mortgage note.

(12)	This property secures a $6.5 million mortgage note.

(13)	This property secures a $1.1 million mortgage note.

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

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

10.38+
Summary of Relocation Agreement between Whitestone REIT and James C. Mastandrea (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2012)

10.39
Credit Agreement between Whitestone Operating Partnership, L.P. and Bank of Montreal dated February 4, 2013 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 8, 2013)

10.40+
Separation Agreement between Whitestone REIT and Richard Rollnick (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013)

10.41
Loan Agreement, dated November 26, 2013, by and between Whitestone Industrial-Office LLC and Jackson National Life Insurance Company (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 3, 2013)

10.42
Fixed Rate Promissory Note by Whitestone Industrial-Office LLC to Jackson Life National Insurance Company, dated November 26, 2013 (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 3, 2013)

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

________________________

*    Filed herewith.
**    Furnished herewith.

***    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.

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