Form 10-Q
period 2014-03-31
Whitestone REIT
filed 2014-05-08
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 22,410,616 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$548,221	$546,274
Accumulated depreciation	(69,509)	(66,008)
Total real estate assets	478,712	480,266
Cash and cash equivalents	3,442	6,491
Marketable securities	960	877
Escrows and acquisition deposits	2,191	2,095
Accrued rents and accounts receivable, net of allowance for doubtful accounts	10,523	9,929
Unamortized lease commissions and loan costs	6,083	6,227
Prepaid expenses and other assets	2,781	2,089
Total assets	$504,692	$507,974

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$264,649	$264,277
Accounts payable and accrued expenses	12,546	12,773
Tenants' security deposits	3,717	3,591
Dividends and distributions payable	6,428	6,418
Total liabilities	287,340	287,059
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 21,962,409 and 21,943,700 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	22	22
Additional paid-in capital	292,040	291,571
Accumulated deficit	(79,598)	(75,721)
Accumulated other comprehensive loss	(10)	(54)
Total Whitestone REIT shareholders' equity	212,454	215,818
Noncontrolling interest in subsidiary	4,898	5,097
Total equity	217,352	220,915
Total liabilities and equity	$504,692	$507,974

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Property revenues
Rental revenues	$13,973	$11,001
Other revenues	3,814	2,868
Total property revenues	17,787	13,869

Property expenses
Property operation and maintenance	3,660	3,065
Real estate taxes	2,310	1,798
Total property expenses	5,970	4,863

Other expenses (income)
General and administrative	2,957	2,444
Depreciation and amortization	3,908	3,073
Interest expense	2,372	2,449
Interest, dividend and other investment income	(21)	(19)
Total other expense	9,216	7,947

Income before loss on sale or disposal of assets and income taxes	2,601	1,059

Provision for income taxes	(84)	(65)
Loss on sale or disposal of assets	(85)	(8)

Net income	2,432	986

Less: Net income attributable to noncontrolling interests	60	37

Net income attributable to Whitestone REIT	$2,372	$949

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Basic and Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.11	$0.06

Weighted average number of common shares outstanding:
Basic	21,823	16,819
Diluted	21,949	16,939

Distributions declared per common share / OP unit	$0.2850	$0.2850

Consolidated Statements of Comprehensive Income

Net income	$2,432	$986

Other comprehensive gain (loss)

Unrealized loss on cash flow hedging activities	(38)	(268)
Unrealized gain on available-for-sale marketable securities	83	303

Comprehensive income	2,477	1,021

Less: Comprehensive income attributable to noncontrolling interests	61	38

Comprehensive income attributable to Whitestone REIT	$2,416	$983

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2013	21,944	$22	$291,571	$(75,721)	$(54)	$215,818	562	$5,097	$220,915

Exchange of noncontrolling interest OP units for common shares	11	—	103	—	—	103	(11)	(103)	—

Exchange offer costs	—	—	(14)	—	—	(14)	—	—	(14)

Issuance of shares under dividend reinvestment plan	2	—	26	—	—	26	—	—	26

Share-based compensation	5	—	354	—	—	354	—	—	354

Distributions	—	—	—	(6,249)	—	(6,249)	—	(157)	(6,406)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	81	81	—	2	83

Unrealized gain on change in value of cash flow hedge	—	—	—	—	(37)	(37)	—	(1)	(38)

Net income	—	—	—	2,372	—	2,372	—	60	2,432

Balance, March 31, 2014	21,962	$22	$292,040	$(79,598)	$(10)	$212,454	551	$4,898	$217,352

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$2,432	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,908	3,073
Amortization of deferred loan costs	202	273
Amortization of notes payable discount	76	149
Loss on sale or disposal of assets and properties	85	8
Bad debt expense	389	317
Share-based compensation	373	356
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(96)	2,143
Accrued rent and accounts receivable	(983)	(777)
Unamortized lease commissions	(297)	(263)
Prepaid expenses and other assets	119	162
Accounts payable and accrued expenses	(353)	(2,621)
Tenants' security deposits	126	127
Net cash provided by operating activities	5,981	3,933

Cash flows from investing activities:
Acquisitions of real estate	—	(25,700)
Additions to real estate	(2,123)	(1,197)
Net cash used in investing activities	(2,123)	(26,897)

Cash flows from financing activities:
Distributions paid to common shareholders	(6,231)	(4,807)
Distributions paid to OP unit holders	(158)	(194)
Payments of exchange offer costs	(14)	(34)
Proceeds from revolving credit facility, net	—	26,400
Repayments of notes payable	(504)	(1,017)
Payments of loan origination costs	—	(1,085)
Net cash provided by (used in) financing activities	(6,907)	19,263

Net decrease in cash and cash equivalents	(3,049)	(3,701)
Cash and cash equivalents at beginning of period	6,491	6,544
Cash and cash equivalents at end of period	$3,442	$2,843

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,137	$2,146
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$45	$130
Financed insurance premiums	$888	$883
Value of shares issued under dividend reinvestment plan	$26	$23
Accrued offering costs	$—	$20
Value of common shares exchanged for OP units	$103	$782
Change in fair value of available-for-sale securities	$83	$303
Change in fair value of cash flow hedge	$(38)	$(268)

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2013 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of March 31, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2014, and the results of operations for the three month periods ended March 31, 2014 and 2013, the consolidated statements of changes in equity for the three month period ended 2014 and cash flows for the three month periods ended March 31, 2014 and 2013.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended 2013.

Business.  Whitestone was formed as a real estate investment trust ("REIT"), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2014 and December 31, 2013, Whitestone owned and operated 60 commercial properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of March 31, 2014 and December 31, 2013, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the "common shares") and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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
March 31, 2014
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

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of March 31, 2014, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2014, approximately $25,000 and $25,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2013, approximately $36,000 and $24,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $373,000 and $356,000 in share-based compensation for the three months ended March 31, 2014 and 2013, respectively.

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

See our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion on significant accounting policies.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of March 31, 2014 and December 31, 2013. Available-for-sale securities consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(146)	$960
Total available-for-sale securities	$1,106	$—	$(146)	$960

	December 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(229)	$877
Total available-for-sale securities	$1,106	$—	$(229)	$877

During the three months ended March 31, 2014 and 2013, no available-for-sale securities were sold. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $146,000 and $106,000 for the three months ended March 31, 2014 and 2013, respectively, has been included in accumulated other comprehensive income.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2014	December 31, 2013

Tenant receivables	$6,747	$5,731
Accrued rents and other recoveries	7,802	7,895
Allowance for doubtful accounts	(4,026)	(3,697)
Total	$10,523	$9,929

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

5. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Leasing commissions	$6,905	$6,641
Deferred financing cost	5,110	5,146
Total cost	12,015	11,787
Less: leasing commissions accumulated amortization	(3,800)	(3,629)
Less: deferred financing cost accumulated amortization	(2,132)	(1,931)
Total cost, net of accumulated amortization	$6,083	$6,227

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2014	December 31, 2013
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,500	$10,500
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 3, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	36,776	37,000
$6.5 million 3.80% Note, due January 1, 2019	6,474	6,500
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$1.0 million 4.75% Note, due December 31, 2014	1,000	1,087
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,880	7,875
$11.1 million 5.87% Note, due August 6, 2016	11,826	11,900
$3.0 million 6.00% Note, due March 31, 2021 (4)	2,894	2,905
$0.9 million 2.97% Note, due November 28, 2014	789	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.75% to 2.50%, due February 3, 2017	84,800	84,800
	$264,649	$264,277

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%.

(3)	Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term.

(4)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016, the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

On November 26, 2013, we, operating through our subsidiary, Whitestone Industrial-Office LLC, a Texas limited liability company ("Whitstone Industrial"), entered into a $37.0 million promissory note (the "Industrial Note"), with a fixed interest rate of 3.76% payable to Jackson Life National Insurance Company and a maturity of December 1, 2020. Proceeds from the Industrial Note were used to repay our existing $26.9 million floating rate loan that matured on December 1, 2013. The remainder of the proceeds were used to pay off approximately $10.1 million in fixed rate indebtedness maturing in 2014.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

As of March 31, 2014, our $129.1 million in secured debt was collateralized by 19 properties with a carrying value of $160.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2014, we were in compliance with all loan covenants.

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

We are the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of March 31, 2014, we were in compliance with all covenants.

As of March 31, 2014, $134.8 million was drawn on the Facility, and our remaining borrowing capacity was $40.2 million, assuming that we use proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital.

Scheduled maturities of our outstanding debt as of March 31, 2014 were as follows (in thousands):

Year	Amount Due

2014	$2,866
2015	1,866
2016	13,277
2017	144,976
2018	11,911
Thereafter	89,753
Total	$264,649

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

7.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
March 31, 2014	Accounts payable and accrued expenses	$1,181
December 31, 2013	Accounts payable and accrued expenses	$1,231

On November 1, 2013, we, through our subsidiary, Whitestone Terravita, entered into an interest rate swap with Bank of America, N.A. that fixed the LIBOR portion of our $10.5 million term loan at 1.55%. See Note 6 for additional information regarding the Terravita Note. The swap began on November 1, 2013 and will mature on September 24, 2018. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings (1)
Three months ended March 31, 2014	$(38)	Interest expense	$(190)
Three months ended March 31, 2013	$(268)	Interest expense	$(88)

(1)
Amounts represent the effective portions of our interest rate swaps. We did not recognize any ineffective portion of our interest rate swaps in earnings for the three months ended March 31, 2014 and 2013.

8.  EARNINGS PER SHARE

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2014 and 2013, 555,681 and 652,557 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

For the three months ended March 31, 2014 and 2013, distributions of $38,000 and $45,000, respectively, were made to holders of certain restricted common shares, $19,000 and $34,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Numerator:
Net income	$2,432	$986
Less: Net income attributable to noncontrolling interests	(60)	(37)
Distributions paid on unvested restricted shares	(19)	(11)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2,353	$938

Denominator:
Weighted average number of common shares - basic	21,823	16,819
Effect of dilutive securities:
Unvested restricted shares	126	120
Weighted average number of common shares - dilutive	21,949	16,939

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.11	$0.06
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.11	$0.06

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended March 31, 2014 and 2013, we recognized approximately $67,000 and $60,000 in margin tax provision, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

10.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On October 8, 2013, we completed the sale of 4,000,000 common shares, $0.001 par value per shares, and on October 28, 2013, upon the underwriters' exercise of the over-allotment option, we completed the sale of 600,000 additional common shares, at a price to the public of $13.54 per share. Total net proceeds from the offering, including the over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $59.7 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering for general corporate purposes, which included acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures (including tenant improvements), the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. During the three months ended March 31, 2014 and 2013, we had not sold any common shares under the equity distribution program.

Operating Partnership Units
Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2014, we owned a 97.5% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2014 and December 31, 2013, there were 22,392,276 and 22,384,970 OP units outstanding, respectively.  We owned 21,841,587 and 21,822,878 OP units as of March 31, 2014 and December 31, 2013, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.5% and 94.1% for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, 11,403 and 78,429 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2013 and the three months ended March 31, 2014 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2014
First Quarter	$0.2850	$6,231	$0.2850	$158	$6,389
Total	$0.2850	$6,231	$0.2850	$158	$6,389

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value (1)
Non-vested at January 1, 2014	759,711	$13.69
Granted	2,877	13.62
Vested	(7,094)	13.02
Forfeited	(4,924)	14.20
Non-vested at March 31, 2014	750,570	$13.70
Available for grant at March 31, 2014	2,350,537

(1)
The fair value of the common shares granted before trading of the common shares commenced on the NYSE MKT on August 26, 2010 were determined based on observable market transactions occurring near the date of the grants. The fair value of the common shares granted subsequent to August 26, 2010 was determined based on the fair value at the date of grant.

A summary of our non-vested and vested shares activity for the three months ended March 31, 2014 and years ended December 31, 2013, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three months ended March 31, 2014	2,877	$13.62	(7,094)	$92
Year Ended December 31, 2013	328,005	15.43	(15,270)	224
Year Ended December 31, 2012	99,700	13.03	(16,208)	223
Year Ended December 31, 2011	—	—	(5,169)	—

Total compensation recognized in earnings for share-based payments was $373,000 and $356,000 for the three months ended March 31, 2014 and 2013, respectively.

The Compensation Committee of our board of trustees elected to cancel the 633,704 outstanding restricted common shares and restricted share units and issue approximately 2.7 million new grants of performance and time-based restricted common shares and restricted share units effective April 2, 2014. Additionally, 112,700 restricted common shares and restricted common share units with a weighted average grant-date fair value of $12.71 per restricted common share and restricted common share unit vested.

Based on our current financial projections, we expect approximately 62% of the unvested awards granted subsequent to March 31, 2014 to vest over the next 51 months. As a result, factoring in the cancellations and grants subsequent to March 31, 2014 and the the outstanding awards that are currently expected to vest, there will be approximately $16.0 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 51 months and approximately $0.9 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on April 2, 2014.

We expect to record approximately $4.2 million in non-cash share-based compensation expense in 2014 and $13.3 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 44 months. The impact of the post-quarter grants on total diluted share count is not included in the quarter ended March 31, 2014. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

12. GRANTS TO TRUSTEES

On September 16, 2013, each of our five independent trustees was granted 1,500 common shares, which vested immediately. The 7,500 common shares granted to our five independent trustees had a grant date fair value of $14.52 per share. On January 31, 2014, three of our independent trustees elected to receive a total of 2,877 common shares with a grant date fair value of $13.62 in lieu of cash for board fees. The fair value of the shares granted were determined using quoted prices available on the date of grant.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

15. SUBSEQUENT EVENTS

The Compensation Committee of our board of trustees elected to cancel the 633,704 outstanding restricted common shares and restricted share units and issue approximately 2.7 million new grants of performance and time-based restricted common shares and restricted share units effective April 2, 2014. Additionally, 112,700 restricted common shares and restricted common share units with a weighted average grant-date fair value of $12.71 per restricted common share and restricted common share unit vested.

As of May 6, 2014, we sold 177,100 common shares under the equity distribution program, with net proceeds to us of approximately $2.5 million. In connection with such sales, we paid compensation of approximately $38,000 to sales agents.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2013.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2013, as previously filed with the Securities and Exchange Commission ("SEC") and of this Report below.

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

As of March 31, 2014, we owned and operated 60 commercial properties consisting of:

Operating Portfolio

•	33 retail properties containing approximately 2.8 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $329.9 million;

•	seven office properties containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $42.0 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $38.1 million.
Redevelopment, New Acquisitions Portfolio

•	three retail properties containing approximately 0.4 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $60.0 million; and

•	six parcels of land held for future development having a total carrying value of $8.7 million.
As of March 31, 2014, we had an aggregate of 1,225 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.9% of our annualized rental revenues for the three months ended March 31, 2014.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 113 new and renewal leases during the three months ended March 31, 2014, totaling 231,720 square feet and approximately $11.5 million in total lease value.  This compares to 71 new and renewal leases totaling 130,897 square feet and approximately $7.1 million in total lease value during the same period in 2013.

We employed 75 full-time employees as of March 31, 2014.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $17.8 million and $13.9 million for the three months ended March 31, 2014 and 2013, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2014, approximately 32% of our gross leasable area was subject to leases that expire prior to December 31, 2015.  Over the last two years, we have renewed leases covering approximately 74% of our expiring square footage as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended March 31, 2014.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table provides a summary comparison of our results of operations for the three months ended March 31, 2014 and 2013 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended March 31,
	2014	2013
Number of properties owned and operated	60	52
Aggregate gross leasable area (sq. ft.)	4,966,330	4,363,825
Ending occupancy rate - operating portfolio(1)	86%	86%
Ending occupancy rate - all properties	86%	84%

Total property revenues	$17,787	$13,869
Total property expenses	5,970	4,863
Total other expenses	9,216	7,947
Provision for income taxes	84	65
Loss on disposal of assets	85	8
Net income	2,432	986
Less: Net income attributable to noncontrolling interests	60	37
Net income attributable to Whitestone REIT	$2,372	$949

Funds from operations (2)	$6,418	$4,044
Property net operating income (3)	11,817	9,006
Distributions paid on common shares and OP units	6,389	5,001
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a % of funds from operations	100%	124%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $17,787,000 for the three months ended March 31, 2014 as compared to $13,869,000 for the three months ended March 31, 2013, an increase of $3,918,000, or 28%. The three months ended March 31, 2014 included $3,555,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended March 31, 2014 to the three months ended March 31, 2013, New Stores include properties acquired between January 1, 2013 and March 31, 2014. Same Store revenues increased $363,000 for the three months ended March 31, 2014 as compared to the same period in the prior year. We define "Same Stores" as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended March 31, 2014 to the three months ended March 31, 2013, Same Stores include properties currently owned that were acquired before January 1, 2013. Same Store average occupancy increased from 84.2% for the three months ended March 31, 2013 to 85.9% for the three months ended March 31, 2014, increasing Same Store revenue $83,000. The Same Store average revenue per leased square foot increased $0.09 for the three months ended March 31, 2014 to $15.47 per leased square foot as compared to the average revenue per leased square foot of $15.38 for the three months ended March 31, 2013, resulting in a increase of Same Store revenues of $280,000.

Property expenses.  Our property expenses were approximately $5,970,000 for the three months ended March 31, 2014 as compared to $4,863,000 for the three months ended March 31, 2013, an increase of $1,107,000, or 23%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Overall Property Expenses	2014	2013	Change	% Change
Real estate taxes	$2,310	$1,798	$512	28%
Utilities	957	759	198	26%
Contract services	1,095	828	267	32%
Repairs and maintenance	491	424	67	16%
Bad debt	389	317	72	23%
Labor and other	728	737	(9)	(1)%
Total property expenses	$5,970	$4,863	$1,107	23%

	Three Months Ended March 31,
Same Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$1,785	$1,793	$(8)	—%
Utilities	807	759	48	6%
Contract services	935	828	107	13%
Repairs and maintenance	444	424	20	5%
Bad debt	290	317	(27)	(9)%
Labor and other	669	737	(68)	(9)%
Total property expenses	$4,930	$4,858	$72	1%

	Three Months Ended March 31,
New Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$525	$5	$520	Not meaningful
Utilities	150	—	150	Not meaningful
Contract services	160	—	160	Not meaningful
Repairs and maintenance	47	—	47	Not meaningful
Bad debt	99	—	99	Not meaningful
Labor and other	59	—	59	Not meaningful
Total property expenses	$1,040	$5	$1,035	Not meaningful

Real estate taxes.  Real estate taxes increased $512,000, or 28%, during the three months ended March 31, 2014 as compared to the same period in 2013. Real estate taxes for New Store properties increased approximately $520,000 for the three months ended March 31, 2014. Same Store real estate taxes decreased approximately $8,000 during the three months ended March 31, 2014 as compared to the same period in 2013. The Same Store decrease in real estate taxes was primarily attributable to an increase of $85,000 in favorable tax settlements during the three months ended March 31, 2014 as compared to the same period in 2013. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $198,000, or 26%, during the three months ended March 31, 2014 as compared to the same period in 2013. Utilities expense increases attributable to New Store properties were approximately $150,000 for the three months ended March 31, 2014. Same Store utilities expenses increased approximately $48,000 during the three months ended March 31, 2014 as compared to the same period in 2013.

Contract services.  Contract services increased $267,000, or 32%, during the three months ended March 31, 2014 as compared to the same period in 2013. The increase in contract services expenses included $160,000 in increases for New Store properties for the three months ended March 31, 2014. Same Store contract service expenses increased approximately $107,000 during the three months ended March 31, 2014 as compared to the same period in 2013. The Same Store increase in contract service expense is primarily due to increased security and landscaping costs.

Repairs and maintenance. Repairs and maintenance expenses increased $67,000, or 16%, during the three months ended March 31, 2014 as compared to the same period in 2013. Repairs and maintenance expenses for the three months ended March 31, 2014 included approximately $47,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $20,000 during the three months ended March 31, 2014 as compared to the same period in 2013.

Bad debt.  Bad debt expenses increased $72,000, or 23%, during the three months ended March 31, 2014 as compared to the same period in 2013. Bad debt expenses for the three months ended March 31, 2014 included approximately $99,000 in increases for New Store properties. Same Store bad debt decreased approximately $27,000 during the three months ended March 31, 2014 as compared to the same period in 2013. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses decreased $9,000, or 1%, during the three months ended March 31, 2014 as compared to the same period in 2013. Labor and other expenses for the three months ended March 31, 2014 included approximately $59,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $68,000 during the three months ended March 31, 2014 as compared to the same period in 2013.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended March 31,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$14,206	$13,843	$3,581	$26	$17,787	$13,869
Property expenses	4,930	4,858	1,040	5	5,970	4,863
Property net operating income	$9,276	$8,985	$2,541	$21	$11,817	$9,006

Other expenses.  Our other expenses were $9,216,000 for the three months ended March 31, 2014, as compared to $7,947,000 for the three months ended March 31, 2013, an increase of $1,269,000, or 16%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Change	% Change
General and administrative	$2,957	$2,444	$513	21%
Depreciation and amortization	3,908	3,073	835	27%
Interest expense	2,372	2,449	(77)	(3)%
Interest, dividend and other investment income	(21)	(19)	(2)	11%
Total other expenses	$9,216	$7,947	$1,269	16%

General and administrative.  General and administrative expenses increased approximately $513,000, or 21%, for the three months ended March 31, 2014 as compared to the same period in 2013. The increases in general and administrative expenses included increases in payroll and contract labor expenses of $446,000, bank charges of $50,000 and share-based compensation expenses of $34,000, offset by lower other costs of $17,000.

Payroll and contract labor expenses increased due to the addition of seven full-time employees between March 31, 2013 and March 31, 2014, bonuses of approximately $150,000 paid during 2014 and contract personnel costs.

Total compensation recognized in earnings for share-based payments was $373,000 and $356,000 for the three months ended March 31, 2014 and 2013, respectively.

The Compensation Committee of our board of trustees elected to cancel the 633,704 outstanding restricted common shares and restricted share units and issue approximately 2.7 million new grants of performance and time-based restricted common shares and restricted share units effective April 2, 2014. Additionally, 112,700 restricted common shares and restricted common share units with a weighted average grant-date fair value of $12.71 per restricted common share and restricted common share unit vested.

Based on our current financial projections, we expect approximately 62% of the unvested awards granted subsequent to March 31, 2014 to vest over the next 51 months. As a result, factoring in the cancellations and grants subsequent to March 31, 2014 and the the outstanding awards that are currently expected to vest, there will be approximately $16.0 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 51 months and approximately $0.9 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on April 2, 2014.

We expect to record approximately $4.2 million in non-cash share-based compensation expense in 2014 and $13.3 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 44 months. The impact of the post-quarter grants on total diluted share count is not included in the quarter ended March 31, 2014. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization.  Depreciation and amortization increased $835,000, or 27%, for the three months ended March 31, 2014 as compared to the same period in 2013. Depreciation for improvements to Same Store properties increased $216,000 for the three months ended March 31, 2014 as compared to the same period in 2013. Lease commission amortization and depreciation of corporate assets increased $29,000 for the three months ended March 31, 2014 as compared to the same period in 2013. Depreciation for New Store properties increased $605,000 and depreciation on our non-real estate assets decreased $15,000.

Interest expense. Interest expense decreased $77,000, or 3%, for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in interest expense is comprised of approximately $653,000 in decreased interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 4.3% to 3.3% during three months ended March 31, 2014 as compared to the same period in 2013, a reduction in amortized loan fees included in interest expense of $72,000 for the three months ended March 31, 2014 and offset by a $648,000 increase in interest expense resulting from a $60,692,000 increase in our average notes payable balance during the three months ended March 31, 2014 as compared to the same period in 2013.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $2,000, or 11%, for the three months ended March 31, 2014 as compared to the same period in 2013.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO AND FFO CORE	2014	2013
Net income attributable to Whitestone REIT	$2,372	$949
Depreciation and amortization of real estate assets	3,901	3,050
Loss on disposal of assets	85	8
Net income attributable to noncontrolling interests	60	37
FFO	6,418	4,044

Non cash share-based compensation expense	373	356
Acquisition costs	146	138
Rent support agreement payments received	80	—
FFO Core	$7,017	$4,538

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

Below is the calculation of NOI and the reconciliations to net income (loss), which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME	2014	2013
Net income attributable to Whitestone REIT	$2,372	$949
General and administrative expenses	2,957	2,444
Depreciation and amortization	3,908	3,073
Interest expense	2,372	2,449
Interest, dividend and other investment income	(21)	(19)
Provision for income taxes	84	65
Loss on disposal of assets	85	8
Net income attributable to noncontrolling interests	60	37
NOI	$11,817	$9,006

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

     During the three months ended March 31, 2014, our cash provided from operating activities was $5,981,000 and our total distributions were $6,389,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $408,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

Our capital structure includes non-recourse mortgage debt that we have assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions. See Note 7 (Derivative and Hedging Activities) to the accompanying consolidated financial statements for a description of our current cash flow hedges.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $3,442,000 as of March 31, 2014, as compared to $6,491,000 on December 31, 2013.  The decrease of $3,049,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $5,981,000 for the three months ended March 31, 2014;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $6,389,000;

•	Additions to real estate of $2,123,000;

•	Payments of notes payable of $504,000; and

•	Payments of exchange offer costs of $14,000,

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2014	December 31, 2013
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,500	$10,500
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 3, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	36,776	37,000
$6.5 million 3.80% Note, due January 1, 2019	6,474	6,500
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$1.0 million 4.75% Note, due December 31, 2014	1,000	1,087
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,880	7,875
$11.1 million 5.87% Note, due August 6, 2016	11,826	11,900
$3.0 million 6.00% Note, due March 31, 2021 (4)	2,894	2,905
$0.9 million 2.97% Note, due November 28, 2014	789	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.75% to 2.50%, due February 3, 2017	84,800	84,800
	$264,649	$264,277

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%.

(3)	Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term.

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

On November 26, 2013, we, operating through our subsidiary, Whitestone Industrial-Office LLC, a Texas limited liability company ("Whitstone Industrial"), entered into a $37.0 million promissory note (the "Industrial Note"), with a fixed interest rate of 3.76% payable to Jackson Life National Insurance Company and a maturity of December 1, 2020. Proceeds from the Industrial Note were used to repay our existing $26.9 million floating rate loan that matured on December 1, 2013. The remainder of the proceeds were used to pay off approximately $10.1 million in fixed rate indebtedness maturing in 2014.

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

As of March 31, 2014, our $129.1 million in secured debt was collateralized by 19 properties with a carrying value of $160.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of March 31, 2014, we were in compliance with all loan covenants.

The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of March 31, 2014, $134.8 million was drawn on the Facility, and our borrowing capacity was $40.2 million, assuming that we use proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. Additional proceeds from the Facility will be used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. The Facility currently bears interest at the Operating Partnership's election, at a rate of LIBOR plus 1.75% to 2.50%, and matures on February 3, 2017. As of March 31, 2014, the interest rate was 2.40%.

We are the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of March 31, 2014, we were in compliance with all covenants.

Scheduled maturities of our outstanding debt as of March 31, 2014 were as follows (in thousands):

Year	Amount Due

2014	$2,866
2015	1,866
2016	13,277
2017	144,976
2018	11,911
Thereafter	89,753
Total	$264,649

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

Contractual Obligations

During the three months ended March 31, 2014, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2013 and the three months ended March 31, 2014 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2014
First Quarter	$0.2850	$6,231	$0.2850	$158	$6,389
Total	$0.2850	$6,231	$0.2850	$158	$6,389

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of March 31, 2014 and December 31, 2013.

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

Fixed Interest Rate Debt

As of March 31, 2014, $179.8 million, or approximately 68% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2014 of approximately 3.84% per annum with scheduled maturities ranging from 2014 to 2024 (see Note 6 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $7.6 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2014, $84.8 million, or approximately 32% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.75% to 2.50% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.8 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2014 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2013.

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

WHITESTONE REIT
Date:	May 8, 2014	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2014	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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