Form 10-Q
period 2014-06-30
Whitestone REIT
filed 2014-08-07
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 22,713,237 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$548,515	$546,274
Accumulated depreciation	(70,602)	(66,008)
Total real estate assets	477,913	480,266
Cash and cash equivalents	5,042	6,491
Marketable securities	982	877
Escrows and acquisition deposits	2,419	2,095
Accrued rents and accounts receivable, net of allowance for doubtful accounts	10,316	9,929
Unamortized lease commissions and loan costs	5,910	6,227
Prepaid expenses and other assets	2,543	2,089
Total assets	$505,125	$507,974

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$264,123	$264,277
Accounts payable and accrued expenses	12,405	12,773
Tenants' security deposits	3,807	3,591
Dividends and distributions payable	6,609	6,418
Total liabilities	286,944	287,059
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 22,683,913 and 21,943,700 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	23	22
Additional paid-in capital	299,291	291,571
Accumulated deficit	(84,911)	(75,721)
Accumulated other comprehensive loss	(242)	(54)
Total Whitestone REIT shareholders' equity	214,161	215,818
Noncontrolling interest in subsidiary	4,020	5,097
Total equity	218,181	220,915
Total liabilities and equity	$505,125	$507,974

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Property revenues
Rental revenues	$13,839	$11,812	$27,812	$22,813
Other revenues	3,835	2,983	7,649	5,851
Total property revenues	17,674	14,795	35,461	28,664

Property expenses
Property operation and maintenance	4,142	3,348	7,802	6,413
Real estate taxes	2,251	2,012	4,561	3,810
Total property expenses	6,393	5,360	12,363	10,223

Other expenses (income)
General and administrative	3,582	2,516	6,539	4,960
Depreciation and amortization	3,908	3,260	7,816	6,333
Interest expense	2,449	2,613	4,821	5,062
Interest, dividend and other investment income	(19)	(69)	(40)	(88)
Total other expense	9,920	8,320	19,136	16,267

Income before loss on sale or disposal of assets and income taxes	1,361	1,115	3,962	2,174

Provision for income taxes	(57)	(72)	(141)	(137)
Loss on sale or disposal of assets	(24)	(40)	(109)	(48)

Net income	1,280	1,003	3,712	1,989

Less: Net income attributable to noncontrolling interests	27	33	87	70

Net income attributable to Whitestone REIT	$1,253	$970	$3,625	$1,919

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.16	$0.11

Weighted average number of common shares outstanding:
Basic	22,235	16,891	22,030	16,855
Diluted	22,443	17,111	22,192	17,073

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.5700	$0.5700

Consolidated Statements of Comprehensive Income

Net income	$1,280	$1,003	$3,712	$1,989

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	(259)	761	(297)	493
Unrealized gain (loss) on available-for-sale marketable securities	22	(88)	105	215

Comprehensive income	1,043	1,676	3,520	2,697

Less: Comprehensive income attributable to noncontrolling interests	23	57	82	95

Comprehensive income attributable to Whitestone REIT	$1,020	$1,619	$3,438	$2,602

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests			Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units		Dollars	Equity

Balance, December 31, 2013	21,944	$22	$291,571	$(75,721)	$(54)	$215,818	562		$5,097	$220,915

Exchange of noncontrolling interest OP units for common shares	96	—	870	—	(1)	869	(96)		(869)	—

Exchange offer costs	—	—	(6)	—	—	(6)	—		—	(6)

Issuance of common shares - ATM Program, net of offering costs (1)	378	1	5,266	—	—	5,267	—		—	5,267

Issuance of shares under dividend reinvestment plan	4	—	50	—	—	50	—		—	50

Repurchase of common shares (2)	(2)	—	(24)	—	—	(24)	—		—	(24)

Share-based compensation	264	—	1,564	—	—	1,564	—		—	1,564

Distributions	—	—	—	(12,815)	—	(12,815)	—	—	(290)	(13,105)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	103	103	—		2	105

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(290)	(290)	—		(7)	(297)

Net income	—	—	—	3,625	—	3,625	—		87	3,712

Balance, June 30, 2014	22,684	$23	$299,291	$(84,911)	$(242)	$214,161	466		$4,020	$218,181

(1)	Net of offering costs of $0.1 million.

(2)
During the three months ended June 30, 2014, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$3,712	$1,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,816	6,333
Amortization of deferred loan costs	405	554
Amortization of notes payable discount	153	299
Gain on sale of marketable securities	—	(41)
Loss on sale or disposal of assets and properties	109	48
Bad debt expense	1,051	715
Share-based compensation	1,564	667
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(324)	1,619
Accrued rent and accounts receivable	(1,438)	(966)
Unamortized lease commissions	(570)	(517)
Prepaid expenses and other assets	334	246
Accounts payable and accrued expenses	(797)	(2,990)
Tenants' security deposits	216	324
Net cash provided by operating activities	12,231	8,280

Cash flows from investing activities:
Acquisitions of real estate	—	(58,403)
Additions to real estate	(4,990)	(2,476)
Proceeds from sales of marketable securities	—	747
Net cash used in investing activities	(4,990)	(60,132)

Cash flows from financing activities:
Distributions paid to common shareholders	(12,598)	(9,639)
Distributions paid to OP unit holders	(310)	(363)
Proceeds from issuance of common shares, net of offering costs	5,267	—
Payments of exchange offer costs	(6)	(23)
Proceeds from notes payable	—	20,200
Proceeds from revolving credit facility, net	3,000	58,400
Repayments of notes payable	(4,019)	(15,844)
Payments of loan origination costs	—	(1,403)
Repurchase of common shares	(24)	—
Net cash provided by (used in) financing activities	(8,690)	51,328

Net decrease in cash and cash equivalents	(1,449)	(524)
Cash and cash equivalents at beginning of period	6,491	6,544
Cash and cash equivalents at end of period	$5,042	$6,020

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,447	$4,597
Cash paid for taxes	$238	$237
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$2,560	$185
Financed insurance premiums	$888	$883
Value of shares issued under dividend reinvestment plan	$50	$47
Accrued offering costs	$—	$13
Value of common shares exchanged for OP units	$870	$1,056
Change in fair value of available-for-sale securities	$105	$215
Change in fair value of cash flow hedge	$(297)	$493
Debt assumed with acquisitions of real estate	$—	$11,100
Interest supplement assumed with acquisition of real estate	$—	$932

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2013 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of June 30, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2014, and the results of operations for the three and six month periods ended June 30, 2014 and 2013, the consolidated statements of changes in equity for the six month period ended June 30, 2014 and cash flows for the six month periods ended June 30, 2014 and 2013.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Business.  Whitestone was formed as a real estate investment trust ("REIT"), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2014 and December 31, 2013, Whitestone owned and operated 60 commercial properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2014 and December 31, 2013, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the "common shares") and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of June 30, 2014, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2014, approximately $26,000 and $7,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2014, approximately $51,000 and $32,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2013, approximately $33,000 and $25,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2013, approximately $69,000 and $49,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,234,000 and $311,000 in share-based compensation for the three months ended June 30, 2014 and 2013, respectively, and we recognized $1,607,000 and $667,000 in share-based compensation for the six months ended June 30, 2014 and 2013, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of June 30, 2014 and December 31, 2013. Available-for-sale securities consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(124)	$982
Total available-for-sale securities	$1,106	$—	$(124)	$982

	December 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(229)	$877
Total available-for-sale securities	$1,106	$—	$(229)	$877

During the three and six months ended June 30, 2014, no available-for-sale securities were sold. During the three and six months ended June 30, 2013, available-for-sale securities were sold for total proceeds of $747,000. The gross realized gains and losses on these sales during the three months ended June 30, 2013 were $44,000 and $3,000, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $124,000 and $194,000 for the six months ended June 30, 2014 and 2013, respectively, has been included in accumulated other comprehensive income.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2014	December 31, 2013

Tenant receivables	$7,308	$5,731
Accrued rents and other recoveries	7,599	7,895
Allowance for doubtful accounts	(4,591)	(3,697)
Total	$10,316	$9,929

5. UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Lease commissions	$6,986	$6,641
Deferred financing cost	5,076	5,146
Total cost	12,062	11,787
Less: lease commissions accumulated amortization	(3,817)	(3,629)
Less: deferred financing cost accumulated amortization	(2,335)	(1,931)
Total cost, net of accumulated amortization	$5,910	$6,227

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2014	December 31, 2013
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,500	$10,500
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 3, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	36,550	37,000
$6.5 million 3.80% Note, due January 1, 2019	6,434	6,500
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$1.0 million 4.75% Note, due December 31, 2014	1,000	1,087
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,882	7,875
$11.1 million 5.87% Note, due August 6, 2016	11,754	11,900
$3.0 million 6.00% Note, due March 31, 2021	—	2,905
$0.9 million 2.97% Note, due November 28, 2014	493	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.75% to 2.50%, due February 3, 2017	87,800	84,800
	$264,123	$264,277

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%.

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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

As of June 30, 2014, our $125.8 million in secured debt was collateralized by 17 properties with a carrying value of $157.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2014, we were in compliance with all loan covenants.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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

We are the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of June 30, 2014, we were in compliance with all covenants.

As of June 30, 2014, $137.8 million was drawn on the Facility, and our remaining borrowing capacity was $37.2 million. See Note 15 for additional information regarding borrowings on the Facility subsequent to June 30, 2014. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital.

Scheduled maturities of our outstanding debt as of June 30, 2014 were as follows (in thousands):

Year	Amount Due

2014	$2,200
2015	1,820
2016	13,229
2017	147,926
2018	11,856
Thereafter	87,092
Total	$264,123

7.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
June 30, 2014	Accounts payable and accrued expenses	$1,352
December 31, 2013	Accounts payable and accrued expenses	$1,231

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings (1)
Three months ended June 30, 2014	$(259)	Interest expense	$(192)
Three months ended June 30, 2013	$761	Interest expense	$(88)

Six months ended June 30, 2014	$(297)	Interest expense	$(382)
Six months ended June 30, 2013	$493	Interest expense	$(176)

(1)	We did not recognize any ineffective portion of our interest rate swaps in earnings for the three or six months ended June 30, 2014 and 2013.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2014 and 2013, 506,513 and 585,621 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2014 and 2013, 530,961 and 618,904 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended June 30, 2014 and 2013, distributions of $78,000 and $45,000, respectively, were made to holders of certain restricted common shares, $25,000 and $34,000, respectively, of which were charged against earnings. For the six months ended June 30, 2014 and 2013, distributions of $116,000 and $90,000, respectively, were made to holders of certain restricted common shares, $44,000 and $68,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$1,280	$1,003	$3,712	$1,989
Less: Net income attributable to noncontrolling interests	(27)	(33)	(87)	(70)
Distributions paid on unvested restricted shares	(54)	(11)	(73)	(22)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,199	$959	$3,552	$1,897

Denominator:
Weighted average number of common shares - basic	22,235	16,891	22,030	16,855
Effect of dilutive securities:
Unvested restricted shares	208	220	162	218
Weighted average number of common shares - dilutive	22,443	17,111	22,192	17,073

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.16	$0.11
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.16	$0.11

9. INCOME TAXES

Federal income taxes are not provided because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code (the “Code”) and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders.  As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended June 30, 2014 and 2013, we recognized approximately $42,000 and $64,000 in margin tax provision, respectively, and for the six months ended June 30, 2014 and 2013, we recognized approximately $109,000 and $124,000 in margin tax provision, respectively.

10.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. During the three and six months ended June 30, 2014, we sold 377,983 common shares under the equity distribution program, with net proceeds to us of approximately $5.3 million. In connection with such sales, we paid compensation of $0.1 million to the sales agents. We had not sold any common shares under the equity distribution program as of June 30, 2013.

Operating Partnership Units
Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2014, we owned a 98.0% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2014 and December 31, 2013, there were 23,029,349 and 22,384,970 OP units outstanding, respectively.  We owned 22,563,091 and 21,822,878 OP units as of June 30, 2014 and December 31, 2013, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.8% and 96.7% for the three months ended June 30, 2014 and 2013, respectively, and 97.7% and 96.5% for the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, 84,431 and 27,175 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2014 and 2013,
95,834 and 105,604 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2013 and the six months ended June 30, 2014 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2014
Second Quarter	$0.2850	$6,367	$0.2850	$152	$6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$0.5700	$12,598	$0.5700	$310	$12,908

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

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

On April 2, 2014, the terms of 633,704 awards for 51 of our employees which included time and performance-based restricted common shares and restricted common share units were modified to include time and performance-based vesting requirements. The modified time-based shares will vest annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment is required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. If the performance targets are not met prior to December 31, 2018, any unvested restricted common shares and restricted common units will be forfeited.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value (1)
Non-vested at January 1, 2014	759,711	$13.69
Granted	2,049,116	14.40
Modified to new agreements	(633,704)	13.88
Modified from existing agreements	633,704	14.59
Vested	(119,794)	12.73
Forfeited	(17,799)	14.34
Non-vested at June 30, 2014	2,671,234	$14.44
Available for grant at June 30, 2014	371,409

(1)
The fair value of the common shares granted before trading of the common shares commenced on the NYSE MKT on August 26, 2010 were determined based on observable market transactions occurring near the date of the grants. The fair value of the common shares granted subsequent to August 26, 2010 was determined based on the fair value at the date of grant.

A summary of our non-vested and vested shares activity for the six months ended June 30, 2014 and years ended December 31, 2013, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six months ended June 30, 2014	2,049,116	$14.40	(119,794)	$1,524
Year Ended December 31, 2013	328,005	15.43	(15,270)	224
Year Ended December 31, 2012	99,700	13.03	(16,208)	223
Year Ended December 31, 2011	—	—	(5,169)	—

Total compensation recognized in earnings for share-based payments was $1,234,000 and $311,000 for the three months ended June 30, 2014 and 2013, respectively, and $1,607,000 and $667,000 for the six months ended June 30, 2014 and 2013, respectively.

Based on our current financial projections, we expect approximately 62% of the unvested awards to vest over the next 48 months. As of June 30, 2014, there was approximately $14.8 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 48 months and approximately $1.0 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on July 1, 2014.

We expect to record approximately $4.2 million in non-cash share-based compensation expense in 2014 and $13.4 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 41 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

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

15. SUBSEQUENT EVENTS

On July 1, 2014, we acquired Heritage Trace Plaza, a property that meets our Community Centered Property strategy, for approximately $20.1 million in cash and net prorations. The 70,431 square foot property was 98% leased at the time of purchase and is located in Fort Worth, Texas. Proceeds from the Facility of $20.0 million were used for the acquisition and our remaining borrowing capacity was $17.2 million, with an additional $50 million available upon the Operating Partnership's execution of the accordion option from the Facility, which accordion option is subject to customary closing conditions.

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

As of June 30, 2014, we owned and operated 60 commercial properties consisting of:

Operating Portfolio

•	33 retail properties containing approximately 2.8 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $329.1 million;

•	seven office properties containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $42.3 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $37.8 million.
Redevelopment, New Acquisitions Portfolio

•	three retail properties containing approximately 0.4 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $59.9 million; and

•	six parcels of land held for future development having a total carrying value of $8.8 million.
As of June 30, 2014, we had an aggregate of 1,232 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.9% of our annualized rental revenues for the six months ended June 30, 2014.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 215 new and renewal leases during the six months ended June 30, 2014, totaling 452,233 square feet and approximately $26.3 million in total lease value.  This compares to 158 new and renewal leases totaling 338,506 square feet and approximately $20.4 million in total lease value during the same period in 2013.

We employed 78 full-time employees as of June 30, 2014.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $17.7 million and $14.8 million for the three months ended June 30, 2014 and 2013, respectively, and $35.5 million and $28.7 million for the six months ended June 30, 2014 and 2013, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2014, approximately 27% of our gross leasable area was subject to leases that expire prior to December 31, 2015.  Over the last two years, we have renewed leases covering approximately 74% of our expiring square footage as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On July 1, 2014, we acquired Heritage Trace Plaza, a property that meets our Community Centered Property strategy, for approximately $20.1 million in cash and net prorations. The 70,431 square foot property was 98% leased at the time of purchase and is located in Fort Worth, Texas.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the six months ended June 30, 2014.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table provides a summary comparison of our results of operations for the three months ended June 30, 2014 and 2013 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended June 30,
	2014	2013
Number of properties owned and operated	60	55
Aggregate gross leasable area (sq. ft.)	4,967,509	4,597,541
Ending occupancy rate - operating portfolio(1)	86%	87%
Ending occupancy rate - all properties	86%	86%

Total property revenues	$17,674	$14,795
Total property expenses	6,393	5,360
Total other expenses	9,920	8,320
Provision for income taxes	57	72
Loss on disposal of assets	24	40
Net income	1,280	1,003
Less: Net income attributable to noncontrolling interests	27	33
Net income attributable to Whitestone REIT	$1,253	$970

Funds from operations core (2)	$6,647	$4,937
Property net operating income (3)	11,281	9,435
Distributions paid on common shares and OP units	6,519	5,001
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	98%	101%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see "Funds From Operations Core" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $17,674,000 for the three months ended June 30, 2014 as compared to $14,795,000 for the three months ended June 30, 2013, an increase of $2,879,000, or 19%. The three months ended June 30, 2014 included $2,594,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended June 30, 2014 to the three months ended June 30, 2013, New Stores include properties acquired between April 1, 2013 and June 30, 2014. Same Store revenues increased $285,000 for the three months ended June 30, 2014 as compared to the same period in the prior year. We define "Same Stores" as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended June 30, 2014 to the three months ended June 30, 2013, Same Stores include properties currently owned that were acquired before April 1, 2013. Same Store average occupancy increased from 84.4% for the three months ended June 30, 2013 to 85.4% for the three months ended June 30, 2014, increasing Same Store revenue $103,000. The Same Store average revenue per leased square foot increased $0.11 for the three months ended June 30, 2014 to $16.08 per leased square foot as compared to the average revenue per leased square foot of $15.97 for the three months ended June 30, 2013, resulting in an increase of Same Store revenues of $182,000.

Property expenses.  Our property expenses were approximately $6,393,000 for the three months ended June 30, 2014 as compared to $5,360,000 for the three months ended June 30, 2013, an increase of $1,033,000, or 19%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Overall Property Expenses	2014	2013	Change	% Change
Real estate taxes	$2,251	$2,012	$239	12%
Utilities	1,113	864	249	29%
Contract services	1,098	887	211	24%
Repairs and maintenance	554	469	85	18%
Bad debt	663	398	265	67%
Labor and other	714	730	(16)	(2)%
Total property expenses	$6,393	$5,360	$1,033	19%

	Three Months Ended June 30,
Same Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$1,975	$1,997	$(22)	(1)%
Utilities	959	862	97	11%
Contract services	961	883	78	9%
Repairs and maintenance	404	469	(65)	(14)%
Bad debt	629	392	237	60%
Labor and other	669	728	(59)	(8)%
Total property expenses	$5,597	$5,331	$266	5%

	Three Months Ended June 30,
New Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$276	$15	$261	Not meaningful
Utilities	154	2	152	Not meaningful
Contract services	137	4	133	Not meaningful
Repairs and maintenance	150	—	150	Not meaningful
Bad debt	34	6	28	Not meaningful
Labor and other	45	2	43	Not meaningful
Total property expenses	$796	$29	$767	Not meaningful

Real estate taxes.  Real estate taxes increased $239,000, or 12%, during the three months ended June 30, 2014 as compared to the same period in 2013. Real estate taxes for New Store properties increased approximately $261,000 for the three months ended June 30, 2014. Same Store real estate taxes decreased approximately $22,000 during the three months ended June 30, 2014 as compared to the same period in 2013. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $249,000, or 29%, during the three months ended June 30, 2014 as compared to the same period in 2013. Utilities expense increases attributable to New Store properties were approximately $152,000 for the three months ended June 30, 2014. Same Store utilities expenses increased approximately $97,000 during the three months ended June 30, 2014 as compared to the same period in 2013.

Contract services.  Contract services increased $211,000, or 24%, during the three months ended June 30, 2014 as compared to the same period in 2013. The increase in contract services expenses included $133,000 in increases for New Store properties for the three months ended June 30, 2014. Same Store contract service expenses increased approximately $78,000 during the three months ended June 30, 2014 as compared to the same period in 2013.

Repairs and maintenance. Repairs and maintenance expenses increased $85,000, or 18%, during the three months ended June 30, 2014 as compared to the same period in 2013. Repairs and maintenance expenses for the three months ended June 30, 2014 included approximately $150,000 in increases for New Store properties. Same Store repairs and maintenance expenses decreased approximately $65,000 during the three months ended June 30, 2014 as compared to the same period in 2013.

Bad debt.  Bad debt expenses increased $265,000, or 67%, during the three months ended June 30, 2014 as compared to the same period in 2013. Bad debt expenses for the three months ended June 30, 2014 included approximately $28,000 in increases for New Store properties. Same Store bad debt increased approximately $237,000 during the three months ended June 30, 2014 as compared to the same period in 2013.

Labor and other.  Labor and other expenses decreased $16,000, or 2%, during the three months ended June 30, 2014 as compared to the same period in 2013. Labor and other expenses for the three months ended June 30, 2014 included approximately $43,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $59,000 during the three months ended June 30, 2014 as compared to the same period in 2013.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended June 30,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$14,996	$14,711	$2,678	$84	$17,674	$14,795
Property expenses	5,597	5,331	796	29	6,393	5,360
Property net operating income	$9,399	$9,380	$1,882	$55	$11,281	$9,435

Other expenses.  Our other expenses were $9,920,000 for the three months ended June 30, 2014, as compared to $8,320,000 for the three months ended June 30, 2013, an increase of $1,600,000, or 19%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013	Change	% Change
General and administrative	$3,582	$2,516	$1,066	42%
Depreciation and amortization	3,908	3,260	648	20%
Interest expense	2,449	2,613	(164)	(6)%
Interest, dividend and other investment income	(19)	(69)	50	(72)%
Total other expenses	$9,920	$8,320	$1,600	19%

General and administrative.  General and administrative expenses increased approximately $1,066,000, or 42%, for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was comprised of $923,000 in share-based compensation expense, $319,000 in increased payroll costs and $94,000 in other increases offset by a decrease of $270,000 in acquisition expenses.

Total compensation recognized in earnings for share-based payments was $1,234,000 and $311,000 for the three months ended June 30, 2014 and 2013, respectively.

Based on our current financial projections, we expect approximately 62% of the unvested awards to vest over the next 48 months. As of June 30, 2014, there was approximately $14.8 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 48 months and approximately $1.0 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on July 1, 2014.

We expect to record approximately $4.2 million in non-cash share-based compensation expense in 2014 and $13.4 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 41 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $648,000, or 20%, for the three months ended June 30, 2014 as compared to the same period in 2013. Depreciation for improvements to Same Store properties increased $135,000 for the three months ended June 30, 2014 as compared to the same period in 2013. Lease commission amortization and depreciation of corporate assets increased $41,000 for the three months ended June 30, 2014 as compared to the same period in 2013. Depreciation for New Store properties increased $472,000.

Interest expense. Interest expense decreased $164,000, or 6%, for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease in interest expense is comprised of approximately $306,000 in decreased interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 3.9% to 3.4% during three months ended June 30, 2014 as compared to the same period in 2013, a reduction in amortized loan fees included in interest expense of $77,000 for the three months ended June 30, 2014 and offset by a $219,000 increase in interest expense resulting from a $22,718,000 increase in our average notes payable balance during the three months ended June 30, 2014 as compared to the same period in 2013.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $50,000, or 72%, for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease in interest, dividend and other investment income for the three months ended June 30, 2014 as compared to the same period in 2013 is comprised of approximately $41,000 in decreased gains on sales of available for sale marketable securities, $6,000 in decreased interest income and $3,000 in decreased dividend income.

Results of Operations

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table provides a summary comparison of our results of operations for the six months ended June 30, 2014 and 2013 (dollars in thousands, except per share and OP unit amounts):

	Six Months Ended June 30,
	2014	2013
Number of properties owned and operated	60	55
Aggregate gross leasable area (sq. ft.)	4,967,509	4,597,541
Ending occupancy rate - operating portfolio(1)	86%	87%
Ending occupancy rate - all properties	86%	86%

Total property revenues	$35,461	$28,664
Total property expenses	12,363	10,223
Total other expenses	19,136	16,267
Provision for income taxes	141	137
Loss on disposal of assets	109	48
Net income	3,712	1,989
Less: Net income attributable to noncontrolling interests	87	70
Net income attributable to Whitestone REIT	$3,625	$1,919

Funds from operations core (2)	$13,664	$9,475
Property net operating income (3)	23,098	18,441
Distributions paid on common shares and OP units	12,908	10,002
Distributions per common share and OP unit	$0.5700	$0.5700
Distributions paid as a % of funds from operations core	94%	106%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see "Funds From Operations Core" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $35,461,000 for the six months ended June 30, 2014 as compared to $28,664,000 for the six months ended June 30, 2013, an increase of $6,797,000, or 24%. The six months ended June 30, 2014 included $6,105,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the period being compared. For purposes of comparing the six months ended June 30, 2014 to the six months ended June 30, 2013, New Stores include properties acquired between January 1, 2013 and June 30, 2014. Same Store revenues increased $692,000 for the six months ended June 30, 2014 as compared to the same period in the prior year. We define "Same Stores" as properties that have been owned since the beginning of the period being compared. For purposes of comparing the six months ended June 30, 2014 to the six months ended June 30, 2013, Same Stores include properties currently owned that were acquired before January 1, 2013. Same Store average occupancy increased from 84.7% for the six months ended June 30, 2013 to 85.8% for the six months ended June 30, 2014, increasing Same Store revenue $312,000. The Same Store average revenue per leased square foot increased $0.17 for the six months ended June 30, 2014 to $15.54 per leased square foot as compared to the average revenue per leased square foot of $15.37 for the six months ended June 30, 2013, resulting in an increase of Same Store revenues of $380,000.

Property expenses.  Our property expenses were approximately $12,363,000 for the six months ended June 30, 2014 as compared to $10,223,000 for the six months ended June 30, 2013, an increase of $2,140,000, or 21%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Overall Property Expenses	2014	2013	Change	% Change
Real estate taxes	$4,561	$3,810	$751	20%
Utilities	2,070	1,623	447	28%
Contract services	2,193	1,715	478	28%
Repairs and maintenance	1,045	893	152	17%
Bad debt	1,052	715	337	47%
Labor and other	1,442	1,467	(25)	(2)%
Total property expenses	$12,363	$10,223	$2,140	21%

	Six Months Ended June 30,
Same Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$3,648	$3,688	$(40)	(1)%
Utilities	1,738	1,604	134	8%
Contract services	1,864	1,686	178	11%
Repairs and maintenance	883	889	(6)	(1)%
Bad debt	879	699	180	26%
Labor and other	1,237	1,455	(218)	(15)%
Total property expenses	$10,249	$10,021	$228	2%

	Six Months Ended June 30,
New Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$913	$122	$791	Not meaningful
Utilities	332	19	313	Not meaningful
Contract services	329	29	300	Not meaningful
Repairs and maintenance	162	4	158	Not meaningful
Bad debt	173	16	157	Not meaningful
Labor and other	205	12	193	Not meaningful
Total property expenses	$2,114	$202	$1,912	Not meaningful

Real estate taxes.  Real estate taxes increased $751,000, or 20%, during the six months ended June 30, 2014 as compared to the same period in 2013. Real estate taxes for New Store properties increased approximately $791,000 for the six months ended June 30, 2014. Same Store real estate taxes decreased approximately $40,000 during the six months ended June 30, 2014 as compared to the same period in 2013. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $447,000, or 28%, during the six months ended June 30, 2014 as compared to the same period in 2013. Utilities expense increases attributable to New Store properties were approximately $313,000 for the six months ended June 30, 2014. Same Store utilities expenses increased approximately $134,000 during the six months ended June 30, 2014 as compared to the same period in 2013.

Contract services.  Contract services increased $478,000, or 28%, during the six months ended June 30, 2014 as compared to the same period in 2013. The increase in contract services expenses included $300,000 in increases for New Store properties for the six months ended June 30, 2014. Same Store contract service expenses increased approximately $178,000 during the six months ended June 30, 2014 as compared to the same period in 2013. The Same Store increase in contract service expense is primarily due to increased security and landscaping costs.

Repairs and maintenance. Repairs and maintenance expenses increased $152,000, or 17%, during the six months ended June 30, 2014 as compared to the same period in 2013. Repairs and maintenance expenses for the six months ended June 30, 2014 included approximately $158,000 in increases for New Store properties. Same Store repairs and maintenance expenses decreased approximately $6,000 during the six months ended June 30, 2014 as compared to the same period in 2013.

Bad debt.  Bad debt expenses increased $337,000, or 47%, during the six months ended June 30, 2014 as compared to the same period in 2013. Bad debt expenses for the six months ended June 30, 2014 included approximately $157,000 in increases for New Store properties. Same Store bad debt increased approximately $180,000 during the six months ended June 30, 2014 as compared to the same period in 2013.

Labor and other.  Labor and other expenses decreased $25,000, or 2%, during the six months ended June 30, 2014 as compared to the same period in 2013. Labor and other expenses for the six months ended June 30, 2014 included approximately $193,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $218,000 during the six months ended June 30, 2014 as compared to the same period in 2013.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Six Months Ended June 30,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$28,513	$27,821	$6,948	$843	$35,461	$28,664
Property expenses	10,249	10,021	2,114	202	12,363	10,223
Property net operating income	$18,264	$17,800	$4,834	$641	$23,098	$18,441

Other expenses.  Our other expenses were $19,136,000 for the six months ended June 30, 2014, as compared to $16,267,000 for the six months ended June 30, 2013, an increase of $2,869,000, or 18%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
	2014	2013	Change	% Change
General and administrative	$6,539	$4,960	$1,579	32%
Depreciation and amortization	7,816	6,333	1,483	23%
Interest expense	4,821	5,062	(241)	(5)%
Interest, dividend and other investment income	(40)	(88)	48	(55)%
Total other expenses	$19,136	$16,267	$2,869	18%

General and administrative.  General and administrative expenses increased approximately $1,579,000, or 32%, for the six months ended June 30, 2014 as compared to the same period in 2013. The increases in general and administrative expenses included increases in share-based compensation expenses of $940,000, payroll and contract labor expenses of $621,000 and other costs of $18,000.

Total compensation recognized in earnings for share-based payments was $1,607,000 and $667,000 for the six months ended June 30, 2014 and 2013, respectively.

Based on our current financial projections, we expect approximately 62% of the unvested awards to vest over the next 48 months. As of June 30, 2014, there was approximately $14.8 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 48 months and approximately $1.0 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on July 1, 2014.

We expect to record approximately $4.2 million in non-cash share-based compensation expense in 2014 and $13.4 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 41 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $1,483,000, or 23%, for the six months ended June 30, 2014 as compared to the same period in 2013. Depreciation for improvements to Same Store properties increased $355,000 for the six months ended June 30, 2014 as compared to the same period in 2013. Lease commission amortization increased $70,000 for the six months ended June 30, 2014 as compared to the same period in 2013. Depreciation for New Store properties increased $1,083,000 and depreciation on our non-real estate assets decreased $25,000.

Interest expense.  Interest expense decreased $241,000, or 5%, for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease in interest expense is comprised of approximately $889,000 in decreased interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 4.0% to 3.3% during six months ended June 30, 2014 as compared to the same period in 2013, a reduction in amortized loan fees included in interest expense of $149,000 for the six months ended June 30, 2014 and offset by a $797,000 increase in interest expense resulting from a $39,702,000 increase in our average notes payable balance during the six months ended June 30, 2014 as compared to the same period in 2013.

Interest, dividend and other investment income.  Interest, dividend and other investment income increased $48,000, or 55%, for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease in interest, dividend and other investment income for the six months ended June 30, 2014 as compared to the same period in 2013 is comprised of approximately $41,000 in decreased gains on sales of available for sale marketable securities, $10,000 in decreased dividend income and offset by an increase in interest income of approximately $3,000.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO AND FFO CORE	2014	2013	2014	2013
Net income attributable to Whitestone REIT	$1,253	$970	$3,625	$1,919
Depreciation and amortization of real estate assets	3,871	3,239	7,772	6,289
Loss on disposal of assets	24	40	109	48
Net income attributable to noncontrolling interests	27	33	87	70
FFO	5,175	4,282	11,593	8,326

Non cash share-based compensation expense	1,234	311	1,607	667
Acquisition costs	162	344	308	482
Rent support agreement payments received	76	—	156	—
FFO Core	$6,647	$4,937	$13,664	$9,475

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

Below is the calculation of NOI and the reconciliations to net income (loss), which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
PROPERTY NET OPERATING INCOME	2014	2013	2014	2013
Net income attributable to Whitestone REIT	$1,253	$970	$3,625	$1,919
General and administrative expenses	3,582	2,516	6,539	4,960
Depreciation and amortization	3,908	3,260	7,816	6,333
Interest expense	2,449	2,613	4,821	5,062
Interest, dividend and other investment income	(19)	(69)	(40)	(88)
Provision for income taxes	57	72	141	137
Loss on disposal of assets	24	40	109	48
Net income attributable to noncontrolling interests	27	33	87	70
NOI	$11,281	$9,435	$23,098	$18,441

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

     During the six months ended June 30, 2014, our cash provided from operating activities was $12,231,000 and our total distributions were $12,908,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $677,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $5,042,000 as of June 30, 2014, as compared to $6,491,000 on December 31, 2013.  The decrease of $1,449,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $12,231,000 for the six months ended June 30, 2014;

•	Net proceeds of $5,267,000 from issuance of common shares;

•	Net proceeds of $3,000,000 from the Facility;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $12,908,000;

•	Additions to real estate of $4,990,000;

•	Payments of notes payable of $4,019,000;

•	Repurchases of common shares of $24,000; and

•	Payments of exchange offer costs of $6,000,

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2014	December 31, 2013
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,500	$10,500
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 3, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	36,550	37,000
$6.5 million 3.80% Note, due January 1, 2019	6,434	6,500
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$1.0 million 4.75% Note, due December 31, 2014	1,000	1,087
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,882	7,875
$11.1 million 5.87% Note, due August 6, 2016	11,754	11,900
$3.0 million 6.00% Note, due March 31, 2021	—	2,905
$0.9 million 2.97% Note, due November 28, 2014	493	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.75% to 2.50%, due February 3, 2017	87,800	84,800
	$264,123	$264,277

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%.

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

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

As of June 30, 2014, our $125.8 million in secured debt was collateralized by 17 properties with a carrying value of $157.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of June 30, 2014, we were in compliance with all loan covenants.

The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of June 30, 2014, $137.8 million was drawn on the Facility, and our borrowing capacity was $37.2 million. See Note 15 to the accompanying consolidated financial statements for additional information regarding borrowings on the Facility subsequent to June 30, 2014. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. Additional proceeds from the Facility will be used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. The Facility currently bears interest at the Operating Partnership's election, at a rate of LIBOR plus 1.75% to 2.50%, and matures on February 3, 2017. As of June 30, 2014, the interest rate was 2.40%.

We are the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of June 30, 2014, we were in compliance with all covenants.

Scheduled maturities of our outstanding debt as of June 30, 2014 were as follows (in thousands):

Year	Amount Due

2014	$2,200
2015	1,820
2016	13,229
2017	147,926
2018	11,856
Thereafter	87,092
Total	$264,123

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

Contractual Obligations

During the six months ended June 30, 2014, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2013 and the six months ended June 30, 2014 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2014
Second Quarter	$0.2850	$6,367	$0.2850	$152	$6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$0.5700	$12,598	$0.5700	$310	$12,908

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of June 30, 2014 and December 31, 2013.

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

Fixed Interest Rate Debt

As of June 30, 2014, $176.3 million, or approximately 67% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2014 of approximately 3.81% per annum with scheduled maturities ranging from 2014 to 2024 (see Note 6 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $7.2 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2014, $87.8 million, or approximately 33% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.75% to 2.50% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.9 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2014 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WHITESTONE REIT
Date:	August 7, 2014	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2014	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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