Form 10-Q
period 2014-09-30
Whitestone REIT
filed 2014-11-07
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there were 22,830,697 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$585,741	$546,274
Accumulated depreciation	(70,962)	(66,008)
Total real estate assets	514,779	480,266
Cash and cash equivalents	6,268	6,491
Marketable securities	926	877
Escrows and acquisition deposits	4,116	2,095
Accrued rents and accounts receivable, net of allowance for doubtful accounts	10,735	9,929
Unamortized lease commissions and loan costs	6,422	6,227
Prepaid expenses and other assets	2,226	2,089
Total assets	$545,472	$507,974

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$304,090	$264,277
Accounts payable and accrued expenses	15,113	12,773
Tenants' security deposits	4,037	3,591
Dividends and distributions payable	6,625	6,418
Total liabilities	329,865	287,059
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 22,821,189 and 21,943,700 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	23	22
Additional paid-in capital	302,483	291,571
Accumulated deficit	(90,289)	(75,721)
Accumulated other comprehensive gain (loss)	42	(54)
Total Whitestone REIT shareholders' equity	212,259	215,818
Noncontrolling interest in subsidiary	3,348	5,097
Total equity	215,607	220,915
Total liabilities and equity	$545,472	$507,974

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Property revenues
Rental revenues	$14,811	$12,594	$42,623	$35,407
Other revenues	4,117	3,697	11,766	9,548
Total property revenues	18,928	16,291	54,389	44,955

Property expenses
Property operation and maintenance	4,157	4,145	11,959	10,558
Real estate taxes	2,635	2,673	7,196	6,483
Total property expenses	6,792	6,818	19,155	17,041

Other expenses (income)
General and administrative	4,212	2,722	10,751	7,682
Depreciation and amortization	3,998	3,450	11,814	9,783
Interest expense	2,762	2,602	7,583	7,664
Interest, dividend and other investment income	(31)	(26)	(71)	(114)
Total other expense	10,941	8,748	30,077	25,015

Income before loss on sale or disposal of assets and income taxes	1,195	725	5,157	2,899

Provision for income taxes	(74)	(90)	(215)	(227)
Loss on sale or disposal of assets	—	—	(109)	(48)

Net income	1,121	635	4,833	2,624

Less: Net income attributable to noncontrolling interests	18	21	105	91

Net income attributable to Whitestone REIT	$1,103	$614	$4,728	$2,533

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.04	$0.21	$0.15
Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.03	$0.21	$0.15

Weighted average number of common shares outstanding:
Basic	22,482	17,036	22,182	16,916
Diluted	22,690	17,331	22,359	17,156

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.8550	$0.8550

Consolidated Statements of Comprehensive Income

Net income	$1,121	$635	$4,833	$2,624

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	345	(331)	48	162
Unrealized gain (loss) on available-for-sale marketable securities	(56)	(39)	49	176

Comprehensive income	1,410	265	4,930	2,962

Less: Comprehensive income attributable to noncontrolling interests	26	8	107	103

Comprehensive income attributable to Whitestone REIT	$1,384	$257	$4,823	$2,859

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2013	21,944	$22	$291,571	$(75,721)	$(54)	$215,818	562	$5,097	$220,915

Exchange of noncontrolling interest OP units for common shares	160	1	1,450	—	1	1,452	(160)	(1,452)	—

Exchange offer costs	—	—	(67)	—	—	(67)	—	—	(67)

Issuance of common shares - ATM Program, net of offering costs (1)	456	—	6,458	—	—	6,458	—	—	6,458

Issuance of shares under dividend reinvestment plan	5	—	71	—	—	71	—	—	71

Repurchase of common shares (2)	(2)	—	(24)	—	—	(24)	—	—	(24)

Share-based compensation	258	—	3,024	—	—	3,024	—	—	3,024

Distributions	—	—	—	(19,296)	—	(19,296)	—	(404)	(19,700)

Unrealized gain on change in value of cash flow hedge	—	—	—	—	47	47	—	1	48

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	48	48	—	1	49

Net income	—	—	—	4,728	—	4,728	—	105	4,833

Balance, September 30, 2014	22,821	$23	$302,483	$(90,289)	$42	$212,259	402	$3,348	$215,607

(1)	Net of offering costs of $0.1 million.

(2)
During the nine months ended September 30, 2014, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$4,833	$2,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,814	9,783
Amortization of deferred loan costs	636	823
Amortization of notes payable discount	229	387
Gain on sale of marketable securities	—	(41)
Loss on sale or disposal of assets and properties	109	48
Bad debt expense	1,466	1,431
Share-based compensation	3,024	1,501
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(2,021)	886
Accrued rent and accounts receivable	(2,272)	(2,653)
Related party receivable	—	652
Unamortized lease commissions	(1,121)	(993)
Prepaid expenses and other assets	625	336
Accounts payable and accrued expenses	2,100	(393)
Tenants' security deposits	446	336
Net cash provided by operating activities	19,868	14,727

Cash flows from investing activities:
Acquisitions of real estate	(38,076)	(58,403)
Additions to real estate	(7,416)	(3,925)
Proceeds from sales of marketable securities	—	747
Net cash used in investing activities	(45,492)	(61,581)

Cash flows from financing activities:
Distributions paid to common shareholders	(19,055)	(14,504)
Distributions paid to OP unit holders	(436)	(528)
Proceeds from issuance of common shares, net of offering costs	6,458	4,184
Payments of exchange offer costs	(67)	(23)
Proceeds from notes payable	28,300	47,150
Proceeds from revolving credit facility, net	15,300	73,400
Repayments of notes payable	(4,641)	(57,936)
Payments of loan origination costs	(434)	(1,927)
Repurchase of common shares	(24)	—
Net cash provided by financing activities	25,401	49,816

Net increase (decrease) in cash and cash equivalents	(223)	2,962
Cash and cash equivalents at beginning of period	6,491	6,544
Cash and cash equivalents at end of period	$6,268	$9,506

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,852	$6,950
Cash paid for taxes	$238	$237
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$6,111	$194
Financed insurance premiums	$888	$883
Value of shares issued under dividend reinvestment plan	$71	$72
Accrued offering costs	$—	$15
Value of common shares exchanged for OP units	$1,452	$1,132
Change in fair value of available-for-sale securities	$49	$176
Change in fair value of cash flow hedge	$48	$162
Debt assumed with acquisitions of real estate	$—	$11,100
Interest supplement assumed with acquisition of real estate	$—	$932

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2013 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended September 30, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2014, and the results of operations for the three and nine month periods ended September 30, 2014 and 2013, the consolidated statements of changes in equity for the nine month period ended September 30, 2014 and cash flows for the nine month periods ended September 30, 2014 and 2013.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Business.  Whitestone was formed as a real estate investment trust ("REIT"), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2014 and December 31, 2013, Whitestone owned and operated 62 and 60 commercial properties, respectively, in and around Houston, Dallas-Fort Worth, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2014 and December 31, 2013, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the "common shares") and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of September 30, 2014, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2014, approximately $26,000 and $15,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2014, approximately $77,000 and $47,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2013, approximately $28,000 and $27,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2013, approximately $97,000 and $76,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,485,000 and $834,000 in share-based compensation for the three months ended September 30, 2014 and 2013, respectively, and we recognized $3,092,000 and $1,501,000 in share-based compensation for the nine months ended September 30, 2014 and 2013, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Recent Accounting Pronouncements.  In July 2013, the FASB issued guidance permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, "Derivatives and Hedging," in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the pronouncement to have a significant impact on our consolidated financial statements.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of September 30, 2014 and December 31, 2013. Available-for-sale securities consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(180)	$926
Total available-for-sale securities	$1,106	$—	$(180)	$926

	December 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(229)	$877
Total available-for-sale securities	$1,106	$—	$(229)	$877

During the three months ended September 30, 2014 and 2013, no available-for-sale securities were sold. During the nine months ended September 30, 2014, no available-for-sale securities were sold, and during the nine months ended September 30, 2013, available-for-sale securities were sold for total proceeds of $747,000. The gross realized gains and losses on these sales during the nine months ended September 30, 2013 were $44,000 and $3,000, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $180,000 and $194,000 for the nine months ended September 30, 2014 and 2013, respectively, has been included in accumulated other comprehensive income.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2014	December 31, 2013

Tenant receivables	$7,083	$5,731
Accrued rents and other recoveries	8,564	7,895
Allowance for doubtful accounts	(4,912)	(3,697)
Total	$10,735	$9,929

5. UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2014	December 31, 2013

Lease commissions	$5,971	$6,641
Deferred financing cost	4,681	5,146
Total cost	10,652	11,787
Less: lease commissions accumulated amortization	(2,493)	(3,629)
Less: deferred financing cost accumulated amortization	(1,737)	(1,931)
Total cost, net of accumulated amortization	$6,422	$6,227

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2014	December 31, 2013
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,500	$10,500
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 3, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	36,321	37,000
$6.5 million 3.80% Note, due January 1, 2019	6,395	6,500
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	—
$14.3 million 4.34% Note, due September 11, 2024	14,300	—
$1.0 million 4.75% Note, due December 31, 2014	1,000	1,087
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,886	7,875
$11.1 million 5.87% Note, due August 6, 2016	11,681	11,900
$3.0 million 6.00% Note, due March 31, 2021	—	2,905
$0.9 million 2.97% Note, due November 28, 2014	197	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.75% to 2.50%, due February 3, 2017	100,100	84,800
	$304,090	$264,277

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%.

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

On September 3, 2014, we, operating through our subsidiary, Whitestone Pecos Ranch, LLC, a Delaware limited liability company, entered into a $14.0 million promissory note (the "Pecos Note"), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Pecos Note were used to repay a portion of our unsecured revolving credit facility.

On August 26, 2014, we, operating through our subsidiary, Whitestone Shops at Starwood, LLC, a Delaware limited liability company, entered into a $14.3 million promissory note (the "Starwood Note"), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Starwood Note were used to repay a portion of our unsecured revolving credit facility.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

As of September 30, 2014, our $153.8 million in secured debt was collateralized by 19 properties with a carrying value of $190.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of September 30, 2014, we were in compliance with all loan covenants.

On February 4, 2013, we, through our Operating Partnership, entered into an unsecured credit facility (the “Facility”) with the lenders party thereto, BMO Capital Markets and Wells Fargo Securities, LLC, as co-lead arrangers and joint book runners, Bank of Montreal, as administrative agent (the "Agent"), Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as documentation agent. The Facility amended and restated our previous unsecured credit facility. We plan to use the Facility for property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio.

In addition to a $125 million unsecured borrowing capacity on a revolving basis, the Facility also includes a $50 million term loan and permits the Operating Partnership to increase the borrowing capacity under the Facility to a total of $225 million, upon the satisfaction of certain conditions. The Facility will mature on February 3, 2017, and provides that the Operating Partnership may extend the maturity date for one year subject to certain conditions, including the payment of an extension fee.

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

We are the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of September 30, 2014, we were in compliance with all covenants.

As of September 30, 2014, $150.1 million was drawn on the Facility, and our remaining borrowing capacity was $24.9 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. On November 7, 2014, we, through our Operating Partnership, entered into an unsecured credit facility that amends and restates the Facility. See Note 15.

Scheduled maturities of our outstanding debt as of September 30, 2014 were as follows (in thousands):

Year	Amount Due

2014	$1,563
2015	1,820
2016	13,229
2017	160,287
2018	12,091
Thereafter	115,100
Total	$304,090

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

7.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
September 30, 2014	Accounts payable and accrued expenses	$919
December 31, 2013	Accounts payable and accrued expenses	$1,231

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings (1)
Three months ended September 30, 2014	$345	Interest expense	$(243)
Three months ended September 30, 2013	$(331)	Interest expense	$(87)

Nine months ended September 30, 2014	$48	Interest expense	$(625)
Nine months ended September 30, 2013	$162	Interest expense	$(263)

(1)	We did not recognize any ineffective portion of our interest rate swaps in earnings for the three or nine months ended September 30, 2014 and 2013.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2014 and 2013, 425,080 and 577,362 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2014 and 2013, 495,280 and 604,905 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

For the three months ended September 30, 2014 and 2013, distributions of $78,000 and $44,000, respectively, were made to holders of certain restricted common shares, $24,000 and $34,000, respectively, of which were charged against earnings. For the nine months ended September 30, 2014 and 2013, distributions of $195,000 and $134,000, respectively, were made to holders of certain restricted common shares, $68,000 and $102,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$1,121	$635	$4,833	$2,624
Less: Net income attributable to noncontrolling interests	(18)	(21)	(105)	(91)
Distributions paid on unvested restricted shares	(54)	(10)	(127)	(32)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,049	$604	$4,601	$2,501

Denominator:
Weighted average number of common shares - basic	22,482	17,036	22,182	16,916
Effect of dilutive securities:
Unvested restricted shares	208	295	177	240
Weighted average number of common shares - dilutive	22,690	17,331	22,359	17,156

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.04	$0.21	$0.15
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.03	$0.21	$0.15

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2014 and 2013, we recognized approximately $71,000 and $67,000 in margin tax provision, respectively, and for the nine months ended September 30, 2014 and 2013, we recognized approximately $180,000 and $191,000 in margin tax provision, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. During the three and nine months ended September 30, 2014, we sold 78,107 and 456,090 common shares, respectively under the equity distribution program, with net proceeds to us of approximately $1.2 million and $6.4 million, respectively. In connection with such sales, during the three and nine months ended September 30, 2014, we paid compensation of $18,000 and $124,000 to the sales agents, respectively. During the three months ended September 30, 2013, we sold 282,239 common shares under the equity distribution program, with net proceeds to us of approximately $4.2 million. In connection with such sales, we paid compensation of $205,000 to the sales agents.

Operating Partnership Units
Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2014, we owned a 98.2% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2014 and December 31, 2013, there were 22,915,733 and 22,384,970 OP units outstanding, respectively.  We owned 22,513,701 and 21,822,878 OP units as of September 30, 2014 and December 31, 2013, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.2% and 96.7% for the three months ended September 30, 2014 and 2013, respectively, and 97.8% and 96.6% for the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, 64,226 and 7,480 OP units, respectively, were redeemed for an equal number of common shares, and during the nine months ended September 30, 2014 and 2013, 160,060 and 113,084 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2013 and the nine months ended September 30, 2014 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2014
Third Quarter	$0.2850	$6,457	$0.2850	$126	$6,583
Second Quarter	$0.2850	$6,367	$0.2850	$152	$6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$0.8550	$19,055	$0.8550	$436	$19,491

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

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

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units for 51 of our employees. The modified time-based shares will vest annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment is required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. If the performance targets are not met prior to December 31, 2018, any unvested restricted common shares and restricted common units will be forfeited.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	759,711	$13.69
Granted	2,049,116	14.40
Modified to new agreements	(633,704)	13.88
Modified from existing agreements	633,704	14.59
Vested	(123,960)	12.72
Forfeited	(269,799)	14.41
Non-vested at September 30, 2014	2,415,068	$14.45
Available for grant at September 30, 2014	634,774

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2014 and years ended December 31, 2013, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine months ended September 30, 2014	2,049,116	$14.40	(123,960)	$1,577
Year Ended December 31, 2013	328,005	15.43	(15,270)	224
Year Ended December 31, 2012	99,700	13.03	(16,208)	223
Year Ended December 31, 2011	—	—	(5,169)	—

Total compensation recognized in earnings for share-based payments was $1,485,000 and $834,000 for the three months ended September 30, 2014 and 2013, respectively, and $3,092,000 and $1,501,000 for the nine months ended September 30, 2014 and 2013, respectively.

Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 63 months. As of September 30, 2014, there was approximately $16.9 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 63 months and approximately $0.9 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on October 1, 2014.

We expect to record approximately $4.5 million in non-cash share-based compensation expense in 2014 and $16.5 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 44 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

12. GRANTS TO TRUSTEES

On September 16, 2013, each of our five independent trustees was granted 1,500 common shares, which vested immediately. The 7,500 aggregate common shares granted to our five independent trustees had a grant date fair value of $14.52 per share. On January 31, 2014, three of our independent trustees elected to receive a total of 2,877 common shares with a grant date fair value of $13.62 in lieu of cash for board fees. The fair value of the shares granted were determined using quoted prices available on the date of grant.

13. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

14. REAL ESTATE

Property Acquisitions. On September 19, 2014, we acquired The Strand at Huebner Oaks, a property that meets our Community Centered Property strategy, for approximately $18.0 million in cash and net prorations. The 73,920 square foot property was 90% leased at the time of purchase and is located in San Antonio, Texas.

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

15. SUBSEQUENT EVENTS

On November 5, 2014, we acquired Fulton Ranch Towne Center, a property that meets our Community Centered Property strategy, for approximately $29.3 million in cash and net prorations. The 113,281 square foot property was 86% leased at the time of purchase and is located in Chandler, Arizona. Proceeds from the Facility of $29.0 million were used for the acquisition.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

On November 5, 2014, we acquired The Promenade at Fulton Ranch, a property that meets our Community Centered Property strategy, for approximately $18.6 million in cash and net prorations. The 98,792 square foot property was 76% leased at the time of purchase and is located in Chandler, Arizona. Proceeds from the Facility of $19.0 million were used for the acquisition.

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the "Agent"). We plan to use the 2014 Facility for acquisitions, redevelopment of value-add properties in our portfolio, and general corporate purposes.

The 2014 Facility amends and restates our existing Facility. The 2014 Facility is comprised of three tranches:

•	$400 million unsecured revolving credit facility (the "Revolver");

•	$50 million unsecured term loan (the "Term Loan 1"); and

•	$50 million unsecured term loan (the "Term Loan 2").

The 2014 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. The Revolver will mature on November 7, 2018, with an option to extend for one additional year to November 7, 2019, subject to certain conditions, including payment of an extension fee. The Term Loan 1 will mature on February 17, 2017, and the Term Loan 2 will mature on November 7, 2019.

Borrowings under the 2014 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.95% for the Revolver and 1.35% to 1.90% for the term loans. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

We will serve as the guarantor for funds borrowed by the Operating Partnership under the 2014 Facility. The 2014 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The 2014 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

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

Overview

We are a fully integrated real estate company that owns and operates Community Centered PropertiesTM in culturally diverse markets in major metropolitan areas.  We define Community Centered PropertiesTM as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  Founded in 1998, we are internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered PropertiesTM.  We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

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

As of September 30, 2014, we owned and operated 62 commercial properties consisting of:

Operating Portfolio

•	35 retail properties containing approximately 2.9 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $328.1 million;

•	seven office properties containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $80.1 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $37.7 million.
Redevelopment, New Acquisitions Portfolio

•	three retail properties containing approximately 0.4 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $59.9 million; and

•	six parcels of land held for future development having a total carrying value of $9.0 million.
As of September 30, 2014, we had an aggregate of 1,272 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.8% of our annualized rental revenues for the nine months ended September 30, 2014.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 297 new and renewal leases during the nine months ended September 30, 2014, totaling 678,878 square feet and approximately $41.4 million in total lease value.  This compares to 256 new and renewal leases totaling 598,877 square feet and approximately $33.4 million in total lease value during the same period in 2013.

We employed 75 full-time employees as of September 30, 2014.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $18.9 million and $16.3 million for the three months ended September 30, 2014 and 2013, respectively, and $54.4 million and $45.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2014, approximately 22% of our gross leasable area was subject to leases that expire prior to December 31, 2015.  Over the last two years, we have renewed leases covering approximately 74% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered PropertiesTM strategy.  We define Community Centered PropertiesTM as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas-Fort Worth, San Antonio and Houston.  We may acquire properties in other high-growth cities in the future. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants, medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

On November 5, 2014, we acquired Fulton Ranch Towne Center, a property that meets our Community Centered Property strategy, for approximately $29.3 million in cash and net prorations. The 113,281 square foot property was 86% leased at the time of purchase and is located in Chandler, Arizona.

On November 5, 2014, we acquired The Promenade at Fulton Ranch, a property that meets our Community Centered Property strategy, for approximately $18.6 million in cash and net prorations. The 98,792 square foot property was 76% leased at the time of purchase and is located in Chandler, Arizona.

On September 19, 2014, we acquired The Strand at Huebner Oaks, a property that meets our Community Centered Property strategy, for approximately $18.0 million in cash and net prorations. The 73,920 square foot property was 90% leased at the time of purchase and is located in San Antonio, Texas.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the nine months ended September 30, 2014.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table provides a summary comparison of our results of operations for the three months ended September 30, 2014 and 2013 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended September 30,
	2014	2013
Number of properties owned and operated	62	55
Aggregate gross leasable area (sq. ft.)	5,111,860	4,597,541
Ending occupancy rate - operating portfolio(1)	86%	86%
Ending occupancy rate - all properties	86%	85%

Total property revenues	$18,928	$16,291
Total property expenses	6,792	6,818
Total other expenses	10,941	8,748
Provision for income taxes	74	90
Net income	1,121	635
Less: Net income attributable to noncontrolling interests	18	21
Net income attributable to Whitestone REIT	$1,103	$614

Funds from operations core (2)	$6,946	$5,117
Property net operating income (3)	12,136	9,473
Distributions paid on common shares and OP units	6,583	5,030
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	95%	98%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see "Funds From Operations Core" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $18,928,000 for the three months ended September 30, 2014 as compared to $16,291,000 for the three months ended September 30, 2013, an increase of $2,637,000, or 16%. The three months ended September 30, 2014 included $2,247,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended September 30, 2014 to the three months ended September 30, 2013, New Stores include properties acquired between July 1, 2013 and September 30, 2014. Same Store revenues increased $390,000 for the three months ended September 30, 2014 as compared to the same period in the prior year. We define "Same Stores" as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended September 30, 2014 to the three months ended September 30, 2013, Same Stores include properties currently owned that were acquired before July 1, 2013. Same Store average occupancy increased from 85.3% for the three months ended September 30, 2013 to 85.8% for the three months ended September 30, 2014, increasing Same Store revenue $296,000. The Same Store average revenue per leased square foot increased $0.30 for the three months ended September 30, 2014 to $16.92 per leased square foot as compared to the average revenue per leased square foot of $16.62 for the three months ended September 30, 2013, resulting in an increase of Same Store revenues of $94,000.

Property expenses.  Our property expenses were approximately $6,792,000 for the three months ended September 30, 2014 as compared to $6,818,000 for the three months ended September 30, 2013, a decrease of $26,000, or 0.4%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Overall Property Expenses	2014	2013	Change	% Change
Real estate taxes	$2,635	$2,673	$(38)	(1)%
Utilities	1,258	1,047	211	20%
Contract services	1,105	955	150	16%
Repairs and maintenance	594	535	59	11%
Bad debt	383	719	(336)	(47)%
Labor and other	817	889	(72)	(8)%
Total property expenses	$6,792	$6,818	$(26)	—%

	Three Months Ended September 30,
Same Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$2,392	$2,673	$(281)	(11)%
Utilities	1,131	1,047	84	8%
Contract services	1,015	955	60	6%
Repairs and maintenance	545	535	10	2%
Bad debt	318	719	(401)	(56)%
Labor and other	748	889	(141)	(16)%
Total property expenses	$6,149	$6,818	$(669)	(10)%

	Three Months Ended September 30,
New Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$243	$—	$243	Not meaningful
Utilities	127	—	127	Not meaningful
Contract services	90	—	90	Not meaningful
Repairs and maintenance	49	—	49	Not meaningful
Bad debt	65	—	65	Not meaningful
Labor and other	69	—	69	Not meaningful
Total property expenses	$643	$—	$643	Not meaningful

Real estate taxes.  Real estate taxes decreased $38,000, or 1%, during the three months ended September 30, 2014 as compared to the same period in 2013. Real estate taxes for New Store properties increased approximately $243,000 for the three months ended September 30, 2014. Same Store real estate taxes decreased approximately $281,000 during the three months ended September 30, 2014 as compared to the same period in 2013. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $211,000, or 20%, during the three months ended September 30, 2014 as compared to the same period in 2013. Utilities expense increases attributable to New Store properties were approximately $127,000 for the three months ended September 30, 2014. Same Store utilities expenses increased approximately $84,000, or 8%, during the three months ended September 30, 2014 as compared to the same period in 2013. The Same Store increase was caused by a combination of higher electricity rates for our office properties in Dallas and new tenants in various retail properties with electric and water usage on Whitestone's meters. In most cases we bill back tenants for their usage.

Contract services.  Contract services increased $150,000, or 16%, during the three months ended September 30, 2014 as compared to the same period in 2013. The increase in contract services expenses included $90,000 in increases for New Store properties for the three months ended September 30, 2014. Same Store contract service expenses increased approximately $60,000 during the three months ended September 30, 2014 as compared to the same period in 2013. The increase in Same Store contract services expense is primarily attributable to higher property maintenance and security standards implemented during 2014.

Repairs and maintenance. Repairs and maintenance expenses increased $59,000, or 11%, during the three months ended September 30, 2014 as compared to the same period in 2013. Repairs and maintenance expenses for the three months ended September 30, 2014 included approximately $49,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $10,000 during the three months ended September 30, 2014 as compared to the same period in 2013.

Bad debt.  Bad debt expenses decreased $336,000, or 47%, during the three months ended September 30, 2014 as compared to the same period in 2013. Bad debt expenses for the three months ended September 30, 2014 included approximately $65,000 in increases for New Store properties. Same Store bad debt decreased approximately $401,000 during the three months ended September 30, 2014 as compared to the same period in 2013. The decrease in Same Store bad debt included a $140,000 recovery from a single tenant and decreased bad debt on several properties from re-tenanting efforts.

Labor and other.  Labor and other expenses decreased $72,000, or 8%, during the three months ended September 30, 2014 as compared to the same period in 2013. Labor and other expenses for the three months ended September 30, 2014 included approximately $69,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $141,000 during the three months ended September 30, 2014 as compared to the same period in 2013. The majority of the decreased labor and other costs was comprised of lower professional fees including decreased insurance costs and legal fees.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended September 30,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$16,681	$16,291	$2,247	$—	$18,928	$16,291
Property expenses	6,149	6,818	643	—	6,792	6,818
Property net operating income	$10,532	$9,473	$1,604	$—	$12,136	$9,473

Other expenses.  Our other expenses were $10,941,000 for the three months ended September 30, 2014, as compared to $8,748,000 for the three months ended September 30, 2013, an increase of $2,193,000, or 25%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
	2014	2013	Change	% Change
General and administrative	$4,212	$2,722	$1,490	55%
Depreciation and amortization	3,998	3,450	548	16%
Interest expense	2,762	2,602	160	6%
Interest, dividend and other investment income	(31)	(26)	(5)	19%
Total other expenses	$10,941	$8,748	$2,193	25%

General and administrative.  General and administrative expenses increased approximately $1,490,000, or 55%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase was comprised of $522,000 in share-based compensation expense, $313,000 in increased payroll costs, $239,000 in increased acquisitions expenses, $200,000 in accrued annual cash bonuses, $95,000 in other professional fees and $121,000 in other increases.

Total compensation recognized in earnings for share-based payments was $1,485,000 and $834,000 for the three months ended September 30, 2014 and 2013, respectively.

Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 63 months. As of September 30, 2014, there was approximately $16.9 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 63 months and approximately $0.9 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on October 1, 2014.

We expect to record approximately $4.5 million in non-cash share-based compensation expense in 2014 and $16.5 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 44 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $548,000, or 16%, for the three months ended September 30, 2014 as compared to the same period in 2013. Depreciation for improvements to Same Store properties increased $162,000 for the three months ended September 30, 2014 as compared to the same period in 2013. Lease commission amortization and depreciation of corporate assets decreased $14,000 for the three months ended September 30, 2014 as compared to the same period in 2013. Depreciation for New Store properties increased $400,000.

Interest expense. Interest expense increased $160,000, or 6%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in interest expense is comprised of approximately $42,000 in increased interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.5% to 3.6% during three months ended September 30, 2014 as compared to the same period in 2013, a reduction in amortized loan fees included in interest expense of $38,000 for the three months ended September 30, 2014 and offset by a $156,000 increase in interest expense resulting from a $17,776,000 increase in our average notes payable balance during the three months ended September 30, 2014 as compared to the same period in 2013.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $5,000, or 19%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in interest, dividend and other investment income for the three months ended September 30, 2014 as compared to the same period in 2013 is comprised of approximately $3,000 in increased dividend income and $2,000 in increased interest income.

Results of Operations

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table provides a summary comparison of our results of operations for the nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share and OP unit amounts):

	Nine Months Ended September 30,
	2014	2013
Number of properties owned and operated	62	55
Aggregate gross leasable area (sq. ft.)	5,111,860	4,597,541
Ending occupancy rate - operating portfolio(1)	86%	86%
Ending occupancy rate - all properties	86%	85%

Total property revenues	$54,389	$44,955
Total property expenses	19,155	17,041
Total other expenses	30,077	25,015
Provision for income taxes	215	227
Loss on disposal of assets	109	48
Net income	4,833	2,624
Less: Net income attributable to noncontrolling interests	105	91
Net income attributable to Whitestone REIT	$4,728	$2,533

Funds from operations core (2)	$20,610	$14,592
Property net operating income (3)	35,234	27,914
Distributions paid on common shares and OP units	19,491	15,032
Distributions per common share and OP unit	$0.8550	$0.8550
Distributions paid as a % of funds from operations core	95%	103%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see "Funds From Operations Core" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $54,389,000 for the nine months ended September 30, 2014 as compared to $44,955,000 for the nine months ended September 30, 2013, an increase of $9,434,000, or 21%. The nine months ended September 30, 2014 included $8,149,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the period being compared. For purposes of comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013, New Stores include properties acquired between January 1, 2013 and September 30, 2014. Same Store revenues increased $1,285,000 for the nine months ended September 30, 2014 as compared to the same period in the prior year. We define "Same Stores" as properties that have been owned since the beginning of the period being compared. For purposes of comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013, Same Stores include properties currently owned that were acquired before January 1, 2013. Same Store average occupancy increased from 84.4% for the nine months ended September 30, 2013 to 85.7% for the nine months ended September 30, 2014, increasing Same Store revenue $605,000. The Same Store average revenue per leased square foot increased $0.22 for the nine months ended September 30, 2014 to $15.81 per leased square foot as compared to the average revenue per leased square foot of $15.59 for the nine months ended September 30, 2013, resulting in an increase of Same Store revenues of $680,000.

Property expenses.  Our property expenses were approximately $19,155,000 for the nine months ended September 30, 2014 as compared to $17,041,000 for the nine months ended September 30, 2013, an increase of $2,114,000, or 12%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Overall Property Expenses	2014	2013	Change	% Change
Real estate taxes	$7,196	$6,483	$713	11%
Utilities	3,328	2,670	658	25%
Contract services	3,298	2,670	628	24%
Repairs and maintenance	1,639	1,428	211	15%
Bad debt	1,435	1,434	1	—%
Labor and other	2,259	2,356	(97)	(4)%
Total property expenses	$19,155	$17,041	$2,114	12%

	Nine Months Ended September 30,
Same Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$5,826	$5,968	$(142)	(2)%
Utilities	2,794	2,560	234	9%
Contract services	2,796	2,549	247	10%
Repairs and maintenance	1,400	1,397	3	—%
Bad debt	1,208	1,363	(155)	(11)%
Labor and other	1,934	2,311	(377)	(16)%
Total property expenses	$15,958	$16,148	$(190)	(1)%

	Nine Months Ended September 30,
New Store Property Expenses	2014	2013	Change	% Change
Real estate taxes	$1,370	$515	$855	Not meaningful
Utilities	534	110	424	Not meaningful
Contract services	502	121	381	Not meaningful
Repairs and maintenance	239	31	208	Not meaningful
Bad debt	227	71	156	Not meaningful
Labor and other	325	45	280	Not meaningful
Total property expenses	$3,197	$893	$2,304	Not meaningful

Real estate taxes.  Real estate taxes increased $713,000, or 11%, during the nine months ended September 30, 2014 as compared to the same period in 2013. Real estate taxes for New Store properties increased approximately $855,000 for the nine months ended September 30, 2014. Same Store real estate taxes decreased approximately $142,000 during the nine months ended September 30, 2014 as compared to the same period in 2013. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $658,000, or 25%, during the nine months ended September 30, 2014 as compared to the same period in 2013. Utilities expense increases attributable to New Store properties were approximately $424,000 for the nine months ended September 30, 2014. Same Store utilities expenses increased approximately $234,000, or 9%, during the nine months ended September 30, 2014 as compared to the same period in 2013. The Same Store increase was caused by a combination of higher electricity rates for our office properties in Dallas and new tenants in various retail properties with electric and water usage on Whitestone's meters. In most cases we bill back tenants for their usage.

Contract services.  Contract services increased $628,000, or 24%, during the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in contract services expenses included $381,000 in increases for New Store properties for the nine months ended September 30, 2014. Same Store contract service expenses increased approximately $247,000 during the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in Same Store contract services expense is primarily attributable to higher property maintenance and security standards implemented during 2014.

Repairs and maintenance. Repairs and maintenance expenses increased $211,000, or 15%, during the nine months ended September 30, 2014 as compared to the same period in 2013. Repairs and maintenance expenses for the nine months ended September 30, 2014 included approximately $208,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $3,000 during the nine months ended September 30, 2014 as compared to the same period in 2013.

Bad debt.  Bad debt expenses increased $1,000, or 0%, during the nine months ended September 30, 2014 as compared to the same period in 2013. Bad debt expenses for the nine months ended September 30, 2014 included approximately $156,000 in increases for New Store properties. Same Store bad debt decreased approximately $155,000 during the nine months ended September 30, 2014 as compared to the same period in 2013.

Labor and other.  Labor and other expenses decreased $97,000, or 4%, during the nine months ended September 30, 2014 as compared to the same period in 2013. Labor and other expenses for the nine months ended September 30, 2014 included approximately $280,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $377,000 during the nine months ended September 30, 2014 as compared to the same period in 2013. The majority of the decreased labor and other costs was comprised of lower professional fees including decreased insurance costs, legal fees and promotional activities.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$43,472	$42,187	$10,917	$2,768	$54,389	$44,955
Property expenses	15,958	16,148	3,197	893	19,155	17,041
Property net operating income	$27,514	$26,039	$7,720	$1,875	$35,234	$27,914

Other expenses.  Our other expenses were $30,077,000 for the nine months ended September 30, 2014, as compared to $25,015,000 for the nine months ended September 30, 2013, an increase of $5,062,000, or 20%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
	2014	2013	Change	% Change
General and administrative	$10,751	$7,682	$3,069	40%
Depreciation and amortization	11,814	9,783	2,031	21%
Interest expense	7,583	7,664	(81)	(1)%
Interest, dividend and other investment income	(71)	(114)	43	(38)%
Total other expenses	$30,077	$25,015	$5,062	20%

General and administrative.  General and administrative expenses increased approximately $3,069,000, or 40%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was comprised of $1,462,000 in share-based compensation expenses, $1,007,000 in increased payroll costs, $244,000 in other professional fees, $200,000 in accrued annual cash bonuses and $156,000 in other costs.

Total compensation recognized in earnings for share-based payments was $3,092,000 and $1,501,000 for the nine months ended September 30, 2014 and 2013, respectively.

Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 63 months. As of September 30, 2014, there was approximately $16.9 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 63 months and approximately $0.9 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on October 1, 2014.

We expect to record approximately $4.5 million in non-cash share-based compensation expense in 2014 and $16.5 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 44 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $2,031,000, or 21%, for the nine months ended September 30, 2014 as compared to the same period in 2013. Depreciation for improvements to Same Store properties increased $510,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. Lease commission amortization increased $31,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. Depreciation for New Store properties increased $1,490,000 and depreciation on our non-real estate assets was flat.

Interest expense.  Interest expense decreased $81,000, or 5%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease in interest expense is comprised of approximately $1,036,000 in decreased interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 3.9% to 3.4% during nine months ended September 30, 2014 as compared to the same period in 2013, a reduction in amortized loan fees included in interest expense of $187,000 for the nine months ended September 30, 2014 and offset by a $1,142,000 increase in interest expense resulting from a $39,234,000 increase in our average notes payable balance during the nine months ended September 30, 2014 as compared to the same period in 2013.

Interest, dividend and other investment income.  Interest, dividend and other investment income decreased $43,000, or 38%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease in interest, dividend and other investment income for the nine months ended September 30, 2014 as compared to the same period in 2013 is comprised of approximately $41,000 in decreased gains on sales of available for sale marketable securities, $7,000 in decreased dividend income and offset by an increase in interest income of approximately $5,000.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO AND FFO CORE	2014	2013	2014	2013
Net income attributable to Whitestone REIT	$1,103	$614	$4,728	$2,533
Depreciation and amortization of real estate assets	3,975	3,427	11,747	9,716
Loss on disposal of assets	—	—	109	48
Net income attributable to noncontrolling interests	18	21	105	91
FFO	5,096	4,062	16,689	12,388

Non cash share-based compensation expense	1,485	834	3,092	1,501
Acquisition costs	365	130	673	612
Rent support agreement payments received	—	91	156	91
FFO Core	$6,946	$5,117	$20,610	$14,592

Property Net Operating Income ("NOI")

Management believes that NOI is a useful measure of our property operating performance and is useful to securities analysts in estimating the relative net asset values of REITs. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
PROPERTY NET OPERATING INCOME	2014	2013	2014	2013
Net income attributable to Whitestone REIT	$1,103	$614	$4,728	$2,533
General and administrative expenses	4,212	2,722	10,751	7,682
Depreciation and amortization	3,998	3,450	11,814	9,783
Interest expense	2,762	2,602	7,583	7,664
Interest, dividend and other investment income	(31)	(26)	(71)	(114)
Provision for income taxes	74	90	215	227
Loss on disposal of assets	—	—	109	48
Net income attributable to noncontrolling interests	18	21	105	91
NOI	$12,136	$9,473	$35,234	$27,914

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

     During the nine months ended September 30, 2014, our cash provided from operating activities was $19,868,000 and our total distributions were $19,491,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $377,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

Our capital structure includes non-recourse mortgage debt that we have assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions. See Note 7 (Derivatives and Hedging Activities) to the accompanying consolidated financial statements for a description of our current cash flow hedges.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $6,268,000 as of September 30, 2014, as compared to $6,491,000 on December 31, 2013.  The decrease of $223,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $19,868,000 for the nine months ended September 30, 2014;

•	Net proceeds of $6,458,000 from issuance of common shares;

•	Net proceeds of $15,300,000 from the Facility;

•	Proceeds from notes payable of $28,300,000;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $19,491,000;

•	Additions to real estate of $7,416,000;

•	Acquisitions of real estate of $38,076,000;

•	Payments of notes payable of $4,641,000;

•	Repurchases of common shares of $24,000;

•	Payments of exchange offer costs of $67,000; and

•	Payments of loan origination costs of $434,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2014	December 31, 2013
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,500	$10,500
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 3, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	36,321	37,000
$6.5 million 3.80% Note, due January 1, 2019	6,395	6,500
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	—
$14.3 million 4.34% Note, due September 11, 2024	14,300	—
$1.0 million 4.75% Note, due December 31, 2014	1,000	1,087
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,886	7,875
$11.1 million 5.87% Note, due August 6, 2016	11,681	11,900
$3.0 million 6.00% Note, due March 31, 2021	—	2,905
$0.9 million 2.97% Note, due November 28, 2014	197	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.75% to 2.50%, due February 3, 2017	100,100	84,800
	$304,090	$264,277

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%.

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

On September 3, 2014, we, operating through our subsidiary, Whitestone Pecos Ranch, LLC, a Delaware limited liability company, entered into a $14.0 million promissory note (the "Pecos Note"), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Pecos Note were used to repay a portion of our unsecured revolving credit facility.

On August 26, 2014, we, operating through our subsidiary, Whitestone Shops at Starwood, LLC, a Delaware limited liability company, entered into a $14.3 million promissory note (the "Starwood Note"), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Starwood Note were used to repay a portion of our unsecured revolving credit facility.

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

On June 19, 2013, we assumed a $11.1 million promissory note as part of our acquisition of Mercado at Scottsdale Ranch (see Note 14 (Real Estate) to the accompanying consolidated financial statements). The 5.87% fixed interest rate note matures on August 16, 2016. In conjunction with our acquisition, we received an interest rate supplement from the seller in the amount of $932,000 which we will accrete into expense over the life of the note. As a result of the supplement, the imputed interest rate is 3.052%, which we consider to be an appropriate market rate.

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

As of September 30, 2014, our $153.8 million in secured debt was collateralized by 19 properties with a carrying value of $190.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of September 30, 2014, we were in compliance with all loan covenants.

The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of September 30, 2014, $150.1 million was drawn on the Facility, and our borrowing capacity was $24.9 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. Additional proceeds from the Facility will be used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. The Facility currently bears interest at the Operating Partnership's election, at a rate of LIBOR plus 1.75% to 2.50%, and matures on February 3, 2017. As of September 30, 2014, the interest rate was 2.41%.

On November 7, 2014, we, through our Operating Partnership, entered into our 2014 Facility, which amended and restated our existing Facility. We will use the 2014 Facility for acquisitions, redevelopment of value-add properties in our portfolio and general corporate purposes. In addition to a $400 million unsecured borrowing capacity under the revolving loan, the 2014 Facility also includes two $50 million term loans and permits the Operating Partnership to increase the borrowing capacity under the 2014 Facility to a total of $700 million, upon the satisfaction of certain conditions. See Note 15 to the accompanying consolidated financial statements for further discussion.

We are the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of September 30, 2014, we were in compliance with all covenants.

Scheduled maturities of our outstanding debt as of September 30, 2014 were as follows (in thousands):

Year	Amount Due

2014	$1,563
2015	1,820
2016	13,229
2017	160,287
2018	12,091
Thereafter	115,100
Total	$304,090

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

Contractual Obligations

During the nine months ended September 30, 2014, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2013 and the nine months ended September 30, 2014 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2014
Third Quarter	$0.2850	$6,457	$0.2850	$126	$6,583
Second Quarter	0.2850	6,367	$0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$0.8550	$19,055	$0.8550	$436	$19,491

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of September 30, 2014 and December 31, 2013.

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

Fixed Interest Rate Debt

As of September 30, 2014, $204.0 million, or approximately 67% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2014 of approximately 3.88% per annum with scheduled maturities ranging from 2014 to 2024 (see Note 6 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $8.8 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2014, $100.1 million, or approximately 33% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.75% to 2.50% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.0 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2014 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WHITESTONE REIT
Date:	November 7, 2014	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	/s/ David K. Holeman
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

10.1
Employment Agreement between Whitestone REIT and James C. Mastandrea (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 29, 2014)

10.2
Employment Agreement between Whitestone REIT and David K. Holeman (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 29, 2014)

10.3
Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 29, 2014)

10.4
Change in Control Agreement between Whitestone REIT and Kyle A. Miller (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on August 29, 2014)

10.5
Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed as and incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on August 29, 2014)

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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