Form 10-K
period 2014-12-31
Whitestone REIT
filed 2015-03-02
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $334,089,772.
As of February 26, 2015, the registrant had 22,837,405 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2014

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	58

	SIGNATURES.	59

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments or conditions in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

We are internally managed and, as of December 31, 2014, we owned a real estate portfolio of 63 properties containing approximately 5.5 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Our property portfolio has a gross book value of approximately $674 million and book equity, including noncontrolling interests, of approximately $213 million as of December 31, 2014.

Our common shares of beneficial interest, par value $0.001 per share, are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WSR.”  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com. The contents of our website are not incorporated into this filing.

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

◦
Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. We believe that continued geographic diversification in markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to continue to focus our expansion efforts on the Phoenix, Chicago, Dallas and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets. We may also pursue opportunities in other regions that are consistent with our Community Centered Property strategy. Markets in which we have developed some knowledge and contacts include Orlando, Florida and Denver, Colorado, both of which have economic, demographic, and cultural profiles similar to our Arizona and Texas markets.

◦
Capitalizing on Availability of Reasonably Priced Acquisition Opportunities. We believe that currently and during the next several years there will continue to be excellent opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire assets in off-market transactions negotiated directly with owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. Many of these assets may benefit from our Community Centered Property strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies, and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

•
Redeveloping and Re-tenanting Existing Properties. We have substantial experience in repositioning underperforming properties and seek to add value through renovating and re-tenanting our properties to create Whitestone-branded Community Centered Properties. We seek to accomplish this by (1) stabilizing occupancy, with per property occupancy goals of 90% or higher; (2) adding leasable square footage to existing structures; (3) developing and building new leasable square footage on excess land; (4) upgrading and renovating existing structures; and (5) investing significant effort in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company (the “Legacy Portfolio”) may not fit our Community Centered Property strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, in December 2014, we sold three suburban office properties in Clear Lake, Texas that were part of the Legacy Portfolio.

•
Prudent Management of Capital Structure. We currently have 43 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is less than 60%. As of December 31, 2014, our ratio of total indebtedness to undepreciated book value of real estate assets was 58%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2014, we owned a 98.3% interest in the Operating Partnership.

As of December 31, 2014, we owned a real estate portfolio consisting of 63 properties located in three states.  As of December 31, 2014 and 2013, the aggregate occupancy rate of our total portfolio was 87% and 88%, respectively, based on gross leasable area.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2014, our total revenues were approximately $72.4 million.

Our largest property, Village Square at Dana Park (“Dana Park”), a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 9.0% of our total revenue for the year ended December 31, 2014. Dana Park also accounted for 7.5% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2014. Of our 63 properties, 30 are located in the Houston, Texas metropolitan area.

Economic Environment

The recent challenging economic conditions continue to negatively impact the volume of real estate transactions, occupancy levels and tenants’ ability to pay rent. Moreover, low interest rates and desire for higher yielding investments with moderate risk has resulted in lower capitalization rates and higher prices for commercial real estate acquisitions. Each of these factors could negatively impact the value of public real estate companies, including ours.  However, the majority of our retail properties are located in densely populated metropolitan areas and are occupied by tenants that generally provide basic necessity-type items and services which have tended to be less affected by economic changes.  Furthermore, a substantial portion of our portfolio is in metropolitan areas in Texas that have been impacted less by the economic slowdown compared to other metropolitan areas.

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

Compliance with Governmental Regulations

Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with any such contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs the government incurs in connection with contamination on the site. The presence of contamination or the failure to remediate contamination at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

We will not purchase any property unless we are generally satisfied with the environmental status of the property. We typically obtain a Phase I environmental site assessment for each new acquisition, which includes a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property.

We believe that our properties are in compliance in all material respects with all applicable federal, state and local laws and regulations regarding the handling, discharge and emission of hazardous or toxic substances. Because release of chlorinated solvents can occur as a result of dry cleaning operations, we participate in the Texas Commission on Environmental Quality Dry Cleaner Remediation Program (“DCRP”) with respect to four of our properties that currently or previously had a dry cleaning facility as a tenant. The DCRP administers the Dry Cleaning Remediation fund to assist with remediation of contamination caused by dry cleaning solvents.

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

Under the Americans with Disabilities Act (“ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Our properties must comply with the ADA to the extent that they are considered “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. In addition, we will continue to assess our compliance with the ADA and to make alterations to our properties as required.

Employees

As of December 31, 2014, we had 81 employees.

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements with respect to meetings of our shareholders, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Corporate Governance Guidelines, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy.  In the event of any changes to these documents, revised copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

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

We depend on our tenants to operate their businesses in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by the businesses of certain tenants may not be sufficient for such tenants to meet their obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationships with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms. These adverse developments could arise due to a number of factors, including those described in the risk factors discussed in this Annual Report on Form 10-K.

Disruption in capital markets could adversely impact acquisition activities and pricing of real estate assets.

Volatility or other disruption in capital markets could adversely affect our access to or the cost of debt and equity capital, which could adversely affect our acquisition and other investment activities. Disruptions could include price volatility or decreased demand in equity markets, tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. As a result, we may not be able to obtain favorable equity and debt financing in the future or at all. This may impair our ability to acquire properties at favorable returns or adversely affect our returns on investments in development and re-development projects, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

The ADA and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance with these laws could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties, which could require a significant investment of our cash resources that could otherwise be invested in more productive assets. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further obligations, restrictions or increased compliance costs on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.

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

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2014, 46% and 38% of our gross leasable area was in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area experiences an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. In addition, a substantial component of the Houston economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston tenants.

We lease our properties to approximately 1,300 tenants and leases for approximately 10% to 20% of our gross leasable area expire annually. Each year we face the risk of non-renewal of a significant percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

Our Community Centered Property business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2014, approximately 32% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2016. We are subject to the risk that:

•	tenants may choose not to, or may not have the financial resources to, renew these leases;

•	we may experience significant costs associated with re-leasing a significant amount of our available space;

•
we may experience difficulties and significant time lags re-leasing vacated space, which may cause us to fail to meet our occupancy and average base rent targets and experience increased costs of re-leasing; and

•	the terms of any renewal or re-lease may be less favorable than the terms of the current leases.

We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts provide early focus on expiring leases, and have generally been effective in producing lease renewals prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate. If any of these risks materialize, our rental revenue, operating expenses and results of operations could be adversely affected.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in its property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air. In addition, third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distributions to our shareholders.

Certain of our properties currently include or have in the past included a dry cleaning facility as a tenant. See “Business - Compliance with Governmental Regulations.”

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

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial conditions of some retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing online consumer purchases.

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

We currently have mortgages that bear interest at variable rates and we may incur additional variable rate debt in the future. Accordingly, increases in interest rates on variable rate debt would increase our interest expense, which could reduce net earnings and cash available for payment of our debt obligations and distributions to our shareholders.

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2014, we had fixed rate hedges on $68.3 million of our variable rate debt, including $50 million of our unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $170.1 million as of December 31, 2014. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). Proceeds from the 2014 Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the 2014 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. The 2014 Facility amends and restates our previous unsecured credit facility entered into February 4, 2013 (the “2013 Facility”). The 2014 Facility is comprised of three tranches:

•	$400 million unsecured revolving credit facility (the “Revolver”);

•	$50 million unsecured term loan (the “Term Loan 1”); and

•	$50 million unsecured term loan (the “Term Loan 2”).

The 2014 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2014, $220.1 million was drawn on the 2014 Facility and our unused borrowing capacity was $279.9 million, assuming that we use the proceeds of the 2014 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The 2014 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges and maintenance of a minimum net worth. The 2014 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT status. The amount available to us and our ability to borrow under the 2014 Facility is subject to our compliance with these requirements. Maintaining compliance with these covenants could limit our ability to implement our business plan effectively, or at all.

We may also incur mortgage debt on a particular property if we believe the property's projected cash flow is sufficient to service the mortgage debt. As of December 31, 2014, we had approximately $174.0 million of mortgage debt secured by 20 of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

If we set aside insufficient working capital or are unable to secure funds for future tenant improvements, we may be required to defer necessary property improvements, which could adversely impact our ability to pay cash distributions to our shareholders.

When tenants do not renew their leases or otherwise vacate their space, it is possible that, in order to attract replacement tenants, we may be required to expend substantial funds for tenant improvements and refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. Because most of our leases provide for tenant reimbursement of operating expenses, we have not established a permanent reserve for maintenance and repairs for our properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves for maintenance and repairs of our properties out of cash flow generated by operating properties or out of non-liquidating net sale proceeds. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay cash distributions to our shareholders may be adversely affected. In addition, we may be required to defer necessary improvements to our properties that may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to our properties. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

We may structure acquisitions of property in exchange for limited partnership units in our Operating Partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our Operating Partnership (“OP units”) in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept OP units, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our Operating Partnership's limited partnership agreement provides that any holder of OP units may redeem such units for cash, or, at our option, common shares on a one-for-one basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor's OP units for our common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem OP units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem OP units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor's OP units, we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor redeemed the contributor's OP units for cash or our common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

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

Our income consists almost solely of our share of our Operating Partnership's income, and the cash available for distribution by us to our shareholders consists of our share of cash distributions made by our Operating Partnership. Because we are the sole general partner of our Operating Partnership, our board of trustees determines the amount of any distributions made by our Operating Partnership. Our board of trustees may consider a number of factors in authorizing distributions, including:

•	the amount of cash available for distribution;

•	our Operating Partnership's financial condition;

•	our Operating Partnership's capital expenditure requirements; and

•	our annual distribution requirements necessary to maintain our qualification as a REIT.

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

The American Taxpayer Relief Act of 2012 (“ATRA”) was enacted on January 3, 2013. Under ATRA, for taxable years beginning in 2013, for non-corporate taxpayers the maximum tax rate applicable to “qualified dividend income” paid by regular “C” corporations to U.S. shareholders generally is 20%, and there is no certainty as to how long this rate will be applicable. Dividends payable by REITs, however, generally are not eligible for the current reduced rate. Although ATRA does not adversely affect the taxation of REITs or dividends payable by REITs, it could cause non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stocks of regular “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

The Maryland General Corporation Law (“MGCL”) contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. The business combination statute, subject to limitations, prohibits certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of our Company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate of an interested shareholder for five years after the most recent date on which the person becomes an interested shareholder and thereafter imposes super-majority voting requirements on these combinations. The control share acquisition statute provides that “control shares” of our Company (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2014, we owned 63 commercial properties, including 30 properties in Houston, six properties in Dallas, two properties in San Antonio, 24 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.2% of our total revenues for the year ended December 31, 2014.

We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2014:

Commercial Properties	Gross Leasable Area	Average Occupancy as of 12/31/14	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Retail	3,290,414	89%	$43,387	$14.82
Office/Flex	1,201,672	87%	8,487	$8.12
Office	521,134	77%	6,359	$15.85
Total - Operating Portfolio	5,013,220	87%	58,233	13.35
Redevelopment, New Acquisitions (3)	472,573	85%	6,434	16.02
Total	5,485,793	87%	$64,667	$13.55

(1)
Calculated as the tenant's actual December 31, 2014 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2014.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2014 equaled approximately $175,000 for the month ended December 31, 2014.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2014. Excludes vacant space as of December 31, 2014.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

Our largest property, Dana Park, a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 9.0% of our total revenue for the year ended December 31, 2014. Dana Park also accounted for 7.5% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2014.

As of December 31, 2014, approximately $174.0 million of our total debt of $394.1 million was secured by 20 of our operating properties with a combined net book value of $216.9 million.

Location of Properties

Of our 63 properties, 30 are located in the greater Houston metropolitan statistical area.  These 30 properties represent 34% of our revenue for the year ended December 31, 2014. An additional 24 properties are located in the greater Phoenix metropolitan statistical area and represent 46% of our revenue for the year ended December 31, 2014.

According to the United States Census Bureau, Houston and Phoenix ranked 5th and 12th, respectively, in the largest United States metropolitan statistical areas as of July 1, 2013. According to the Bureau of Labor Statistics, the unemployment rate in Houston and Phoenix was frequently less than the national average during the last six months of 2014.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	6.2%	6.1%	5.9%	5.7%	5.8%	5.6%
Houston (2)	5.5%	5.4%	4.9%	4.7%	4.5%	4.1%	(3)
Phoenix (2)	6.3%	6.3%	5.8%	5.7%	5.9%	5.6%	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2014.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2014

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2014	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Retail Communities:
Ahwatukee Plaza	Phoenix	1979	72,650	98%	$912	$12.81	$12.60
Anthem Marketplace	Phoenix	2000	113,293	95%	1,641	15.25	15.25
Bellnott Square	Houston	1982	73,930	37%	311	11.37	11.00
Bissonnet Beltway	Houston	1978	29,205	95%	414	14.92	14.67
Centre South	Houston	1974	39,134	89%	354	10.16	10.39
The Citadel	Phoenix	1985	28,547	93%	271	10.21	10.66
Desert Canyon	Phoenix	2000	62,533	84%	679	12.93	13.02
Fountain Square	Phoenix	1986	118,209	75%	1,531	17.27	17.19
Gilbert Tuscany Village	Phoenix	2009	49,415	82%	594	14.66	16.93
Heritage Trace Plaza	Dallas	2006	70,431	100%	1,510	21.44	21.44
Holly Knight	Houston	1984	20,015	100%	393	19.64	19.09
Headquarters Village	Dallas	2009	89,134	84%	2,093	27.95	28.10
Kempwood Plaza	Houston	1974	101,008	93%	939	10.00	9.97
Lion Square	Houston	2014	117,592	77%	1,002	11.07	11.30
The Marketplace at Central	Phoenix	2000	111,130	89%	693	7.01	7.71
Market Street at DC Ranch	Phoenix	2003	242,459	91%	3,770	17.09	18.55
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	96%	1,552	13.62	13.62
Paradise Plaza	Phoenix	1983	125,898	89%	1,187	10.59	14.24
Pinnacle of Scottsdale	Phoenix	1991	113,108	94%	1,835	17.26	16.34
Providence	Houston	1980	90,327	87%	788	10.03	9.47
Shaver	Houston	1978	21,926	93%	226	11.08	13.44
Shops at Pecos Ranch	Phoenix	2009	78,767	97%	1,651	21.61	21.61
Shops at Starwood	Dallas	2006	55,385	97%	1,491	27.75	27.57
South Richey	Houston	1980	69,928	100%	673	9.62	9.37
Spoerlein Commons	Chicago	1987	41,455	83%	792	23.02	22.84
The Strand at Huebner Oaks	San Antonio	2000	73,920	90%	1,400	21.04	21.04
SugarPark Plaza	Houston	1974	95,032	99%	1,141	12.13	12.00
Sunridge	Houston	1979	49,359	82%	416	10.28	9.59
Sunset at Pinnacle Peak	Phoenix	2000	41,530	79%	537	16.37	16.37
Terravita Marketplace	Phoenix	1997	102,733	96%	1,369	13.88	13.63
Torrey Square	Houston	1983	105,766	83%	737	8.40	8.46
Town Park	Houston	1978	43,526	100%	844	19.39	19.25
Village Square at Dana Park	Phoenix	2009	323,026	82%	5,203	19.64	18.42
Webster Pointe	Houston	1984	26,060	100%	300	11.51	10.90
Westchase	Houston	1978	49,573	83%	520	12.64	12.52
Williams Trace Plaza	Houston	1983	129,222	95%	1,579	12.86	12.86
Windsor Park	San Antonio	1992	196,458	97%	2,039	10.70	10.26
Total/Weighted Average			3,290,414	89%	43,387	14.82	14.91

Office Communities:
9101 LBJ Freeway	Dallas	1985	125,874	63%	$1,156	$14.58	$14.01
Pima Norte	Phoenix	2007	35,110	51%	247	13.79	15.53
Uptown Tower	Dallas	1982	253,981	79%	3,433	17.11	17.68

Whitestone REIT and Subsidiaries Property Details As of December 31, 2014 (continued)

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2014	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Woodlake Plaza	Houston	1974	106,169	94%	1,523	15.26	15.80
Total/Weighted Average			521,134	77%	6,359	15.85	16.23
Office/Flex Communities:
Brookhill	Houston	1979	74,757	88%	$253	$3.85	$3.77
Corporate Park Northwest	Houston	1981	185,627	84%	1,754	11.25	11.58
Corporate Park West	Houston	1999	175,665	95%	1,604	9.61	9.73
Corporate Park Woodland	Houston	2000	99,937	97%	994	10.25	9.94
Dairy Ashford	Houston	1981	42,902	99%	269	6.33	6.03
Holly Hall Industrial Park	Houston	1980	90,000	100%	782	8.69	8.26
Interstate 10 Warehouse	Houston	1980	151,000	94%	596	4.20	4.05
Main Park	Houston	1982	113,410	79%	679	7.58	7.27
Plaza Park	Houston	1982	105,530	68%	659	9.18	10.31
Westbelt Plaza	Houston	1978	65,619	63%	371	8.97	8.20
Westgate Service Center	Houston	1984	97,225	87%	526	6.22	6.09
Total/Weighted Average			1,201,672	87%	8,487	8.12	8.09

Total/Weighted Average - Operating Portfolio			5,013,220	87%	58,233	13.35	13.44

Corporate Park Woodland II	Houston	1972	16,220	87%	$204	$14.46	$14.53
Fountain Hills Plaza	Phoenix	2009	111,289	89%	1,697	17.13	17.47
Fulton Ranch Towne Center	Phoenix	2005	113,281	86%	1,695	17.40	19.86
The Promenade at Fulton Ranch	Phoenix	2007	98,792	76%	1,361	18.13	18.77
The Shops at Williams Trace	Houston	1985	132,991	87%	1,477	12.77	12.77
Total/Weighted Average - Development Portfolio (4)			472,573	85%	6,434	16.02	16.82

Anthem Marketplace	Phoenix	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Pinnacle Phase II	Phoenix	N/A	—	—	—	—	—
Shops at Starwood Phase III	Dallas	N/A	—	—	—	—	—
Total/Weighted Average - Property Held For Development (5)			—	—	—	—	—

Grand Total/Weighted Average			5,485,793	87%	$64,667	$13.55	$13.70

(1)
Calculated as the tenant's actual December 31, 2014 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2014. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2014 equaled approximately $175,000 for the month ended December 31, 2014.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2014. Excludes vacant space as of December 31, 2014.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2014, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2014.

(4)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(5)	As of December 31, 2014, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2014, based upon annualized rental revenues at December 31, 2014.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Phoenix and Houston	$1,379	2.2%	11/14/1982, 5/8/1991, 7/1/2000 and 7/12/2000	2017, 2020, 2020 and 2021
Bashas' Inc. (3)	Phoenix	884	1.4%	12/9/1993, 10/9/2004 and 4/1/2009	2014, 2024 and 2029
Wells Fargo & Company (4)	Phoenix	636	1.0%	10/24/1996 and 4/16/1999	2016 and 2018
Walgreens & Co. (5)	Phoenix and Houston	530	0.8%	11/14/1982, 11/2/1987 and 11/3/1996	2017, 2027 and 2049
University of Phoenix	San Antonio	510	0.8%	10/18/2010	2018
Sports Authority	San Antonio	495	0.8%	1/1/2004	2015
Petco (6)	Phoenix and Houston	484	0.7%	7/6/1998 and 10/15/2006	2019 and 2026
Paul's Ace Hardware	Phoenix	460	0.7%	3/1/2008	2018
Ross Dress for Less, Inc. (7)	San Antonio, Phoenix and Houston	443	0.7%	2/11/2009, 6/18/2012 and 2/7/2013	2020, 2023 and 2023
Dollar Tree (8)	Phoenix and Houston	429	0.7%	8/10/1999, 6/29/2001, 11/8/2009, 12/17/2009 and 5/21/2013	2016, 2017, 2020, 2020 and 2023
Rock Solid Images	Houston	363	0.6%	4/1/2004	2015
Sterling Jewelers, Inc.	Phoenix	354	0.5%	11/23/2004	2020
Super Bravo, Inc.	Houston	349	0.5%	6/15/2011	2023
The Final, LLC (9)	Phoenix	336	0.5%	3/21/2011 and 2/27/2014	2015
Midland Financial Co.	Phoenix	329	0.5%	1/1/2006	2018
		$7,981	12.4%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2014 for each applicable tenant multiplied by 12.

(2)
As of December 31, 2014, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on July 12, 2000, and is scheduled to expire in 2020, was $425,000, which represents 0.7% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2021, was $344,000, which represents 0.5% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2020, was $292,000, which represents 0.5% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2017, was $318,000, which represents 0.5% of our total annualized base rental revenue.

(3)
As of December 31, 2014, we had three leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on December 9, 1993, and expired on December 31, 2014, was $61,000, which represents 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $119,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $704,000, which represents 1.1% of our total annualized base rental revenue.

(4)
As of December 31, 2014, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2016, was $114,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2018, was $522,000, which represents 0.8% of our total annualized base rental revenue.

(5)
As of December 31, 2014, we had three leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $169,000, which represents 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1987, and is scheduled to expire in 2017, was $82,000, which represents 0.1% of our total annualized base rental revenue.

(6)
As of December 31, 2014,we had two leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on October 15, 2006, and is scheduled to expire in 2026, was $260,000, which represents 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 6, 1998, and is scheduled to expire in 2019, was $224,000, which represents 0.3% of our total annualized base rental revenue.

(7)
As of December 31, 2014, we had three leases with the same tenant occupying space at properties located in San Antonio, Phoenix and Houston. The annualized rental revenue for the lease that commenced on June 18, 2012, and is scheduled to expire in 2023, was $175,000, which represents 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 11, 2009, and is scheduled to expire in 2020, was $158,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 7, 2013, and is scheduled to expire in 2023, was $110,000, which represents 0.2% of our total annualized base rental revenue.

(8)
December 31, 2014, we had five leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2016, was $108,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2017, was $146,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2020, was $72,000, which represents 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2020, was $103,000, which represents 0.2% of our total annualized base rental revenue. The lease that commenced on May 21, 2013, and is scheduled to expire in 2023, is currently not paying base rent due to a rent abatement clause in the lease.

(9)
As of December 31, 2014, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on March 21, 2011, and is scheduled to expire in 2015, was $156,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 27, 2014, and is scheduled to expire in 2015, was $180,000, which represents 0.3% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2014
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2015	411	1,023,391	18.7%	$12,927	20.0%
2016	255	731,254	13.3%	9,866	15.3%
2017	214	661,181	12.1%	9,643	14.9%
2018	151	662,799	12.1%	9,566	14.8%
2019	153	463,786	8.5%	7,858	12.2%
2020	55	394,512	7.2%	4,432	6.9%
2021	28	176,917	3.2%	2,354	3.6%
2022	28	198,002	3.6%	2,299	3.6%
2023	14	131,707	2.4%	1,320	2.0%
2024	22	171,587	3.1%	2,021	3.1%
Total	1,331	4,615,136	84.2%	$62,286	96.4%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares were issued and began trading on the NYSE Amex (which is now known as the NYSE MKT LLC (“NYSE MKT”)) on August 25, 2010 under the ticker symbol “WSR.” On June 29, 2012, we transferred the listing of our common shares from the NYSE MKT to the NYSE under our existing ticker symbol “WSR.” As a result of the transfer, we voluntarily delisted our common shares from the NYSE MKT effective June 28, 2012. As of February 26, 2015, we had 22,837,405 common shares of beneficial interest outstanding held by a total of 15,445 shareholders of record.

The following table sets forth the quarterly high, low, and closing prices per share of our common shares for the years ended December 31, 2014 and 2013 as reported on the NYSE.

For the Year Ended December 31, 2014	High	Low	Close

First Quarter	$14.89	$13.21	$14.44
Second Quarter	$14.96	$13.57	$14.91
Third Quarter	$15.68	$13.76	$13.94
Fourth Quarter	$15.57	$13.75	$15.11

For the Year Ended December 31, 2013	High	Low	Close

First Quarter	$15.34	$13.96	$15.14
Second Quarter	$17.85	$14.81	$15.76
Third Quarter	$17.08	$13.82	$14.73
Fourth Quarter	$14.83	$12.86	$13.37

On February 26, 2015, the closing price of our common shares reported on the NYSE was $15.87 per share.

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

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share/unit) in each indicated quarter (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

Equity Compensation Plan Information

Please refer to Item 12 of this report for information concerning securities authorized under our equity incentive plan.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500”) and to the Morgan Stanley Capital International US REIT Index (“REIT Index”) from August 25, 2010 to December 31, 2014. The graph assumes that the value of the investment in our common shares and in the S&P 500 and REIT indices was $100 at August 25, 2010 and that all dividends were reinvested. The price of our common shares on August 25, 2010 (on which the graph is based) was $12.00. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2014	2013	2012	2011	2010
Operating Data:
Revenues	$72,382	$60,492	$44,994	$33,299	$29,988
Property expenses	25,152	22,678	16,842	12,596	11,524
General and administrative	15,274	10,912	7,616	6,648	4,992
Depreciation and amortization	15,725	13,100	9,889	7,435	6,525
Executive relocation expense	—	—	2,177	—	—
Involuntary conversion	—	—	—	—	(558)
Interest expense	10,579	9,975	8,553	6,224	6,040
Interest, dividend and other investment income	(90)	(136)	(290)	(460)	(28)
Income from continuing operations before loss on disposal of assets and income taxes	5,742	3,963	207	856	1,493
Provision for income taxes	(282)	(293)	(275)	(214)	(253)
Loss on disposal of assets	(111)	(49)	(97)	(146)	(149)
Income (loss) from continuing operations	5,349	3,621	(165)	496	1,091
Income from discontinued operations	510	298	218	440	484
Gain on sale of property	—	—	—	397	—
Gain on sale of properties from discontinued operations	1,887	—	—	—	—
Net income	7,746	3,919	53	1,333	1,575
Less: net income attributable to noncontrolling interests	160	125	3	210	470
Net income attributable to Whitestone REIT	$7,586	$3,794	$50	$1,123	$1,105

	Year Ended December 31,
	(in thousands, except per share data)
	2014	2013	2012	2011	2010
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.23	$0.19	$(0.01)	$0.08	$0.18
Income from discontinued operations attributable to Whitestone REIT	0.10	0.02	0.01	0.04	0.09
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.33	$0.21	0.00	$0.12	$0.27
Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.19	$(0.01)	$0.08	$0.18
Income from discontinued operations attributable to Whitestone REIT	0.10	0.01	0.01	0.04	0.09
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.32	$0.20	0.00	$0.12	$0.27
Balance Sheet Data:
Real estate (net)	$602,068	$474,760	$350,076	$241,073	$159,345
Real estate (net), discontinued operations	—	5,506	5,673	5,815	6,053
Other assets	32,229	27,708	29,622	26,605	31,047
Total assets	$634,297	$507,974	$385,371	$273,493	$196,445
Liabilities	$420,974	$287,059	$212,484	$142,786	$112,162
Whitestone REIT shareholders' equity	210,072	215,818	166,031	115,958	62,708
Noncontrolling interest in subsidiary	3,251	5,097	6,856	14,749	21,575
	$634,297	$507,974	$385,371	$273,493	$196,445
Other Data:
Proceeds from issuance of common shares	$6,458	$63,887	$58,679	$59,683	$22,970
Acquisitions of and additions to real estate (1)	142,065	137,024	118,207	88,903	12,768
Distributions per share (2)	1.13	1.12	1.12	1.09	1.17
Funds from operations (3)	21,920	17,314	10,273	8,707	8,432
Operating Portfolio Occupancy at year end	87%	88%	87%	87%	86%
Average aggregate gross leasable area	5,075	4,537	3.833	3.366	3,058
Average rent per square foot	$13.57	$12.60	$11.86	$10.37	$10.31

(1) Including amounts for discontinued operations.

(2) The distributions per share represent total cash payments divided by weighted average common shares.

(3)  We believe that Funds From Operations (“FFO”) is an appropriate supplemental measure of operating performance because it helps our investors compare our operating performance relative to other REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of unconsolidated partnerships and joint ventures.  We calculate FFO in a manner consistent with the NAREIT definition. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Financial Measures.”

The following table sets forth a reconciliation of net income to FFO, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands, except per share data)
	2014	2013	2012	2011	2010
Net income attributable to Whitestone REIT	$7,586	$3,794	$50	$1,123	$1,105
Depreciation and amortization of real estate assets (1)	15,950	13,339	10,108	7,625	6,697
Loss or (gain) on sale or disposal of assets (1)	(1,776)	56	112	(251)	160
Net income attributable to noncontrolling interests	160	125	3	210	470
FFO	$21,920	$17,314	$10,273	$8,707	$8,432

(1) Including amounts for discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

As of December 31, 2014, we owned and operated 63 commercial properties consisting of:

Operating Portfolio

•	37 retail properties containing approximately 3.3 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $427.6 million;

•	four office properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $36.4 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $37.3 million.
Redevelopment, New Acquisitions Portfolio

•	five retail properties containing approximately 0.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $91.7 million; and

•	six parcels of land held for future development having a total carrying amount of $9.1 million.
As of December 31, 2014, we had an aggregate of 1,347 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.2% of our total revenues for the year ended December 31, 2014.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 372 new and renewal leases during 2014, totaling 862,062 square feet and $53.4 million in total lease value.

We employed 81 full-time employees as of December 31, 2014.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $72,382,000 for the year ended December 31, 2014 as compared to $60,492,000 for the year ended December 31, 2013, an increase of $11,890,000, or 20%. The year ended December 31, 2014 included $10,762,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the year ended December 31, 2014 to the year ended December 31, 2013, New Stores include properties acquired between January 1, 2013 and December 31, 2014. During the twelve months ended December 31, 2014, Same Store revenues increased $1,128,000 in the aggregate. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2014 to the year ended December 31, 2013, Same Stores include properties owned from January 1, 2013 to December 31, 2014. Same Store average occupancy increased from 85.6% for the year ended December 31, 2013 to 86.1% for the year ended December 31, 2014, increasing Same Store revenue $303,000. The Same Store revenue rate per average leased square foot increased $0.23 for the year ended December 31, 2014 to $15.66 per average leased square foot as compared to the year ended December 31, 2013 revenue rate per average leased square foot of $15.43, increasing Same Store revenue $825,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past two years we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. We expect this trend to continue in 2015.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2014, approximately 32% of our gross leasable area was subject to leases that expire prior to December 31, 2016.  Over the last three years, we have renewed expiring leases with respect to approximately 75% of our gross leasable area. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Acquisitions

We have continued to successfully grow our gross leasable area through the acquisition of additional properties, and we expect to actively pursue and consummate additional acquisitions in the foreseeable future. We believe that over the next few years we will continue to have excellent opportunities to acquire quality properties at historically attractive prices. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline.

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties strategy.  We define Community Centered Properties as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas, Fort Worth, San Antonio and Houston.  We may acquire properties in other high growth cities in the future. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants, medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

Property Acquisitions. On December 24, 2014, we acquired the hard corner at our Village Square at Dana Park property for approximately $4.7 million, in exchange for the assumption of a $2.6 million non-recourse loan and cash of $2.1 million. The 12,047 square foot property was 88% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona.

On December 24, 2014, we acquired The Shops at Williams Trace, a property that meets our Community Centered Property strategy, for approximately $20.2 million in cash and net prorations. The 132,991 square foot property was 87% leased at the time of purchase and is located in Sugar Land, Texas.

On December 24, 2014, we acquired Williams Trace Plaza, a property that meets our Community Centered Property strategy, for approximately $20.4 million in cash and net prorations. The 129,222 square foot property was 95% leased at the time of purchase and is located in Sugar Land, Texas.

On December 19, 2014, we acquired a 1.39 acre parcel of undeveloped land for $0.9 million in cash and net prorations. The undeveloped land parcel is adjacent to our Fulton Ranch Towne Center property.

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

Property dispositions. On December 31, 2014, we completed the sale of three office buildings, Zeta, Royal Crest and Featherwood, located in the Clear Lake suburb of Houston, Texas, for an aggregate purchase price of approximately $10.3 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core, primarily Legacy Properties that do not fit our Community Centered Property strategy. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2014 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

Leasing Activity

As of December 31, 2014, we owned 63 properties with 5,485,793 square feet of gross leasable area, which were approximately 87% occupied. Our occupancy rate for all properties remained constant at approximately 87% occupied as of December 31, 2013 and December 31, 2014, respectively. The following is a summary of the Company's leasing activity for the year ended December 31, 2014:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	177	442,855	2.9	$2.12	$14.46	$14.34	6.7%
New Leases	61	105,640	3.8	6.75	14.34	14.07	13.5%
Total	238	548,495	3.1	$3.01	$14.43	$14.29	7.9%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	12	41,901	4.5	$5.47	$15.45
New Leases	122	316,062	4.3	11.83	14.25
Total	134	357,963	4.3	$11.08	$14.39

(1)
Comparable leases represent leases signed on spaces for which there was a former tenant within the last twelve months and the new or renewal square footage was within 25% of the expired square footage.

(2)	Weighted average lease term is determined on the basis of square footage.

(3)
Estimated amount per signed leases. Actual cost of construction may vary. Does not include first generation costs for tenant improvements (“TI”) and leasing commission costs needed for new acquisitions or redevelopment of a property to bring to operating standards for its intended use.

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures
The following is a summary of the Company's capital expenditures for the years ended December 31 (in thousands):

	2014	2013
Capital expenditures:
Tenant improvements and allowances	$3,820	$3,319
Developments / redevelopments	4,311	1,770
Leasing commissions and costs	1,576	1,311
Maintenance capital expenditures	1,199	1,049
Total capital expenditures	$10,906	$7,449

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  For a better understanding of our accounting policies, you should read Note 2, “Summary of Significant Accounting Policies,” to our accompanying consolidated financial statements in conjunction with this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2014, approximately $93,000 and $58,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2013, approximately $114,000 and $100,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2012, approximately $176,000 and $147,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2014.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2014 and 2013, we had an allowance for uncollectible accounts of $5.0 million and $3.6 million, respectively. As of December 31, 2014, 2013 and 2012, we recorded bad debt expense in the amount of $1.6 million, $1.6 million and $1.0 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions. As part of our executive relocation arrangement, as discussed in Note 12 to our accompanying consolidated financial statements, we issued a note receivable for $975,000 to the buyer, with an interest rate of 4.5% and a maturity of December 31, 2013. On December 5, 2013, the note was renewed through June 30, 2014 and bears interest at a rate of 5.2% during the renewal period. We are currently working with the buyer to renew the note receivable.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax expense of $0.3 million for the Texas Margin Tax for each of the years ended December 31, 2014, 2013 and 2012.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $394.9 million and $262.0 million as compared to the book value of approximately $394.1 million and $264.3 million as of December 31, 2014 and 2013, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2014, we consider our cash flow hedges to be highly effective.

Recent accounting pronouncements. In April 2014, the FASB issued guidance updating the criteria for reporting the disposal of a component of an entity as a discontinued operation. This guidance was effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted only for disposals that have not been reported in financial statements previously issued or available for issuance. We have adopted the guidance for the year ended December 31, 2014.

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
During the year ended December 31, 2014, our cash provided from operating activities was $25,191,000 and our total dividends and distributions paid were $26,089,000. Therefore, we had distributions in excess of cash flow from operations of approximately $898,000. On November 7, 2014, we, through our Operating Partnership, entered into the 2014 Facility. In addition to a $400 million unsecured borrowing capacity under Revolver, the 2014 Facility also includes two $50 million term loans. The 2014 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2014 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.
Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company.
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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $4,236,000 at December 31, 2014, as compared to $6,491,000 at December 31, 2013.  The decrease of $2,255,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $25,191,000 for the year ended December 31, 2014;

•	Net proceeds of $6,458,000 from issuance of common shares;

•	Net proceeds of $85,300,000 from our revolving credit facility;

•	Net proceeds of $44,264,000 from issuance of notes payable net of origination costs;
Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP unit holders of $26,089,000;

•	Real estate acquisitions of $129,439,000;

•	Additions to real estate of $9,330,000;

•	Payments of loans of $3,306,000;

•	Payments of exchange offer costs of $136,000; and

•	Repurchase of common shares $24,000.

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

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. For the year ended December 31, 2014, we sold 456,090 common shares under the equity distribution program, with net proceeds to us of approximately $6.4 million. In connection with such sales, we paid compensation of $0.1 million to the sales agents. For the year ended December 31, 2013, we sold 282,239 common shares under the equity distribution program, with net proceeds to us of approximately $4.2 million. In connection with such sales, we paid compensation of $0.2 million to the sales agents.

Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2014	2013
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,460	$10,500
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due February 17, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	36,090	37,000
$6.5 million 3.80% Note, due January 1, 2019	6,355	6,500
$19.0 million 4.15% Note, due December 1, 2024	19,000	—
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	—
$14.3 million 4.34% Note, due September 11, 2024	14,300	—
$1.0 million 4.75% Note, due December 31, 2014	—	1,087
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,888	7,875
$2.6 million 5.46% Note, due October 1, 2023	2,583	—
$11.1 million 5.87% Note, due August 6, 2016	11,607	11,900
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due November 7, 2018	120,100	84,800
$50.0 million, LIBOR plus 1.35% to 1.90% Note, due November 7, 2019	50,000	—
	$394,093	$261,372

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under the 2013 Facility at 0.84%.

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

Our mortgage debt was collateralized by 20 operating properties as of December 31, 2014 with a combined net book value of $216.9 million and 19 operating properties as of December 31, 2013 with a combined net book value of $161.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (see Note 4 to the accompanying consolidated financial statements). The 5.46% fixed interest rate note matures October 1, 2023.

On November 26, 2014, we, operating through our subsidiary, Whitestone Headquarters Village, LLC, a Delaware limited liability company, entered into a $19.0 million promissory note (the “Headquarters Note”), with a fixed interest rate of 4.15% payable to Morgan Stanley Bank, N.A. and a maturity date of December 1, 2024. Proceeds from the Headquarters Note were used to repay a portion of the 2013 Facility.

On November 7, 2014, we, through our Operating Partnership, entered into the 2014 Facility. The 2014 Facility amended and restated the 2013 Facility.

On September 3, 2014, we, operating through our subsidiary, Whitestone Pecos Ranch, LLC, a Delaware limited liability company, entered into a $14.0 million promissory note (the “Pecos Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Pecos Note were used to repay a portion of the 2013 Facility.

On August 26, 2014, we, operating through our subsidiary, Whitestone Shops at Starwood, LLC, a Delaware limited liability company, entered into a $14.3 million promissory note (the “Starwood Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Starwood Note were used to repay a portion of the 2013 Facility.

The 2014 Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of December 31, 2014, $220.1 million was drawn on the 2014 Facility, and our unused borrowing capacity was $279.9 million, assuming that we use proceeds of the 2014 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the 2014 Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the 2014 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. The 2014 Facility currently bears interest at the Operating Partnership's election, at a rate of LIBOR plus 1.40% to 1.95%, and matures on November 7, 2018. As of December 31, 2014, the interest rate was 1.855%. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the 2014 Facility at 0.84%. The swap began on January 7, 2014 and will mature on February 3, 2017.

Certain other of our loans are subject to customary covenants.  As of December 31, 2014, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2014 are due during the following years:

Amount Due
Year	(in thousands)

2015	$1,855
2016	13,269
2017	60,213
2018	132,236
2019	58,049
Thereafter	128,471
Total	$394,093

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

Contractual Obligations

As of December 31, 2014, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2015)	1 - 3 years (2016 - 2017)	3 - 5 years (2018 - 2019)	More than 5 years (after 2019)
Long-Term Debt - Principal	$394,093	$1,855	$73,482	$190,285	$128,471
Long-Term Debt - Fixed Interest	52,544	7,702	13,976	11,862	19,004
Long-Term Debt - Variable Interest (1)	9,206	3,134	4,411	1,661	—
Unsecured credit facility - Unused commitment fee (2)	2,741	700	1,400	641	—
Operating Lease Obligations	49	29	20	—	—
Total	$458,633	$13,420	$93,289	$204,449	$147,475

(1)
As of December 31, 2014, we had two loans totaling $170.1 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.35% to LIBOR plus 1.95%, which reflects our new interest rates under our 2014 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2014, of 0.17%.

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2014 balance of $220.1 million.

Distributions

During 2014, we paid distributions to our common shareholders and OP unit holders of $26.1 million, compared to $21.0 million in 2013.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2014 and 2013:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table provides a general comparison of our results of operations for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands, except per share data):

	Year Ended December 31,
	2014	2013
Number of properties owned and operated(1)	63	57
Aggregate gross leasable area (sq. ft.)	5,485,793	4,853,930
Ending occupancy rate - operating portfolio(2)	87%	88%
Ending occupancy rate - all properties	87%	87%

Total property revenues	$72,382	$60,492
Total property expenses	25,152	22,678
Total other expenses	41,488	33,851
Provision for income taxes	282	293
Loss on disposal of assets	111	49
Income from continuing operations	5,349	3,621
Income from discontinued operations, net of taxes	510	298
Gain on sale of property from discontinued operations	1,887	—
Net income	7,746	3,919
Less: Net income attributable to noncontrolling interests	160	125
Net income attributable to Whitestone REIT	$7,586	$3,794

Funds from operations core(3)	$28,153	$20,796
Property net operating income (4)	47,230	37,814
Distributions paid on common shares and OP units	26,089	20,985
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a % of funds from operations core	93%	101%

(1)	Excludes 112,400 square feet of gross leasable area in three office buildings sold on December 31, 2014, Zeta, Royal Crest and Featherwood, located in Houston, Texas.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For an explanation and reconciliation of funds from operations to net income, see “Funds From Operations” below.

(4)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $72,382,000 for the year ended December 31, 2014 as compared to $60,492,000 for the year ended December 31, 2013, an increase of $11,890,000, or 20%. The year ended December 31, 2014 included $10,762,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the year ended December 31, 2014 to the year ended December 31, 2013, New Stores include properties acquired between January 1, 2013 and December 31, 2014. During the twelve months ended December 31, 2014, Same Store revenues increased $1,128,000 in the aggregate. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2014 to the year ended December 31, 2013, Same Stores include properties owned from January 1, 2013 to December 31, 2014. Same Store average occupancy increased from 85.6% for the year ended December 31, 2013 to 86.1% for the year ended December 31, 2014, increasing Same Store revenue $303,000. The Same Store revenue rate per average leased square foot increased $0.23 for the year ended December 31, 2014 to $15.66 per average leased square foot as compared to the year ended December 31, 2013 revenue rate per average leased square foot of $15.43, increasing Same Store revenue $825,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $25,152,000 for the year ended December 31, 2014, as compared to $22,678,000 for the year ended December 31, 2013, an increase of $2,474,000, or 11%. The primary components of total property expenses, Same Store property expenses and New Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,		Increase	% Increase
Overall Property Expenses	2014	2013	(Decrease)	(Decrease)
Real estate taxes	$9,747	$8,599	$1,148	13%
Utilities	4,235	3,518	717	20%
Contract services	4,295	3,894	401	10%
Repairs and maintenance	2,370	2,120	250	12%
Bad debt	1,573	1,649	(76)	(5)%
Labor and other	2,932	2,898	34	1%
Total	$25,152	$22,678	$2,474	11%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2014	2013	(Decrease)	(Decrease)
Real estate taxes	$7,703	$7,715	$(12)	—%
Utilities	3,497	3,320	177	5%
Contract services	3,596	3,660	(64)	(2)%
Repairs and maintenance	1,973	2,035	(62)	(3)%
Bad debt	1,279	1,571	(292)	(19)%
Labor and other	2,448	2,818	(370)	(13)%
Total	$20,496	$21,119	$(623)	(3)%

	Year Ended December 31,		Increase	% Increase
New Store Property Expenses	2014	2013	(Decrease)	(Decrease)
Real estate taxes	$2,044	$884	$1,160	131%
Utilities	738	198	540	273%
Contract services	699	234	465	199%
Repairs and maintenance	397	85	312	367%
Bad debt	294	78	216	277%
Labor and other	484	80	404	505%
Total	$4,656	$1,559	$3,097	199%

Real estate taxes.  Real estate taxes increased $1,148,000, or 13%, during the year ended December 31, 2014 as compared to 2013, primarily as a result of New Stores real estate taxes, which increased $1,160,000. Same Store real estate taxes decreased $12,000 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $717,000, or 20%, during the year ended December 31, 2014 as compared to 2013. The increase in utility expenses was primarily attributable to New Store increases of $540,000 for the year ended December 31, 2014. Same Store utilities expenses increased approximately $177,000, or 5%, during the year ended December 31, 2014 as compared to 2013. The majority of the Same Store increase was attributable to increased electricity usage and related charges.

Contract services. Contract services increased $401,000, or 10%, during the year ended December 31, 2014 as compared to 2013, primarily as a result of New Store contract services, which increased $465,000. Same Store contract services decreased $64,000, or 2%.

Repairs and maintenance. Repairs and maintenance increased $250,000, or 12%, during the year ended December 31, 2014 as compared to 2013. New Store repairs and maintenance increased $312,000 for the year ended December 31, 2014 as compared to 2013. Same Store repairs and maintenance decreased $62,000, or 3%, during year ended December 31, 2014 as compared to 2013.

Bad debt.  Bad debt for the year ended December 31, 2014 decreased $76,000, or 5%, as compared to 2013. New Store bad debt increased $216,000 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Same Store bad debt decreased $292,000 or 19% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The overall bad debt expense was approximately 2% of revenue for the year ended December 31, 2014 and approximately 3% of revenue for the year ended December 31, 2013. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $34,000, or 1%, for year ended December 31, 2014 as compared to 2013. New Store labor and other expenses increased $404,000 for the year ended December 31, 2014 as compared to 2013. Same Store labor and other expenses decreased $370,000, or 13%, during year ended December 31, 2014 as compared to 2013.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Year ended December 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Same store (48 properties)
Property revenues
Rental revenues	$43,585	$43,006	$579	1%
Other revenues	12,574	12,025	549	5%
Total property revenues	56,159	55,031	1,128	2%

Property expenses
Property operation and maintenance	12,793	13,394	(601)	(4)%
Real estate taxes	7,703	7,725	(22)	—%
Total property expenses	20,496	21,119	(623)	(3)%

Total same store net operating income	35,663	33,912	1,751	5%

New store (15 properties)
Property revenues
Rental revenues	12,708	4,291	8,417	196%
Other revenues	3,515	1,170	2,345	200%
Total property revenues	16,223	5,461	10,762	197%

Property expenses
Property operation and maintenance	2,612	685	1,927	281%
Real estate taxes	2,044	874	1,170	134%
Total property expenses	4,656	1,559	3,097	199%

Total new store net operating income	11,567	3,902	7,665	196%

Total property net operating income	47,230	37,814	9,416	25%

Less total other expenses, provision for income taxes and loss on disposal of assets	41,881	34,193	7,688	22%

Income from continuing operations	5,349	3,621	1,728	48%
Income from discontinued operations, net of taxes	2,397	298	2,099	704%

Net income	$7,746	$3,919	$3,827	98%

Other expenses.  Our other expenses were $41,488,000 for the year ended December 31, 2014, as compared to $33,851,000 for the year ended December 31, 2013, an increase of $7,637,000, or 23%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
General and administrative	$15,274	$10,912	$4,362	40%
Depreciation and amortization	15,725	13,100	2,625	20%
Interest expense	10,579	9,975	604	6%
Interest, dividend and other investment income	(90)	(136)	46	(34)%
Total other expenses	$41,488	$33,851	$7,637	23%

General and administrative.  General and administrative expenses increased approximately $4,362,000, or 40%, for the year ended December 31, 2014 as compared to 2013. The increase in general and administrative expenses included increased share-based compensation costs of $2,381,000, increased payroll costs of $1,601,000, increased acquisition costs of $176,000, increased office expenses of $113,000 and increased other expenses of $91,000.

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2014 and 2013 was $4.7 million and $2.3 million, respectively. Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 54 months. As of December 31, 2014, there was approximately $15.7 million, in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 54 months and approximately $0.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on January 1, 2015.

We expect to record approximately $16.5 million in share-based compensation subsequent to the year ended December 31, 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 38 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization.  Depreciation and amortization increased $2,625,000, or 20%, for the year ended December 31, 2014 as compared to 2013. New Store depreciation increased $1,901,000 and Same Store depreciation increased $667,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation on corporate assets and amortization of commission costs increased $57,000.

Interest expense.  Interest expense increased $604,000, or 6%, for the year ended December 31, 2014 as compared to 2013.  An increase in our average outstanding notes payable balance of $59,113,000 accounted for $2,176,000 in increased interest expense, offset by a decrease in our effective interest rate to 3.26% for the year ended December 31, 2014 versus 3.68% for the year ended December 31, 2013, resulting in a $1,255,000 decrease in interest expense. Early extinguishment of debt fees of $169,000 incurred during the twelve months ended December 31, 2013 and decreased amortized loan fees of $148,000 both decreased interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $46,000, or 34%, for the year ended December 31, 2014 as compared to 2013. During the year ended December 31, 2014, our gains on sales of investments in available-for-sale securities decreased $41,000, our dividend income decreased $12,000 and our interest income increased $7,000 as compared to the amounts realized during the year ended December 31, 2013.

Discontinued operations.  Discontinued operations are comprised of the of three office buildings known as Zeta, Royal Crest and Featherwood, located in Houston, Texas. On December 31, 2014, we completed the sale of the three office buildings for $10.3 million. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2014 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

  The primary components of discontinued operations are detailed in the table below (in thousands):

	Year Ended December 31,
	2014	2013
Property revenues
Rental revenues	$1,560	$1,565
Other revenues	66	88
Total property revenues	1,626	1,653

Property expenses
Property operation and maintenance	562	664
Real estate taxes	172	168
Total property expenses	734	832

Other expenses
Interest expense	314	329
Depreciation and amortization	58	175
Total other expense	372	504

Income before loss on disposal of assets and income taxes	520	317

Provision for income taxes	(10)	(12)
Gain (loss) on sale or disposal of property or assets in discontinued operations	1,887	(7)

Income from discontinued operations	$2,397	$298

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table provides a general comparison of our results of operations for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Number of properties owned and operated(1)	57	48
Aggregate gross leasable area (sq. ft.)	4,853,930	4,162,291
Ending occupancy rate - operating portfolio(2)	88%	87%
Ending occupancy rate - all properties	87%	85%

Total property revenues	$60,492	$44,994
Total property expenses	22,678	16,842
Total other expenses	33,851	27,945
Provision for income taxes	293	275
Loss on disposal of assets	49	97
Income (loss) from continuing operations	3,621	(165)
Income from discontinued operations, net of taxes	298	218
Net income	3,919	53
Less: Net income attributable to noncontrolling interests	125	3
Net income attributable to Whitestone REIT	$3,794	$50

Funds from operations core(3)	$20,796	$13,742
Property net operating income (4)	37,814	28,152
Distributions paid on common shares and OP units	20,985	16,328
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a % of funds from operations core	101%	119%

(1)	Excludes 112,400 square feet of gross leasable area in three office buildings sold on December 31, 2014, Zeta, Royal Crest and Featherwood, located in Houston, Texas.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For an explanation and reconciliation of funds from operations to net income, see “Funds From Operations” below.

(4)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $60,492,000 for the year ended December 31, 2013 as compared to $44,994,000 for the year ended December 31, 2012, an increase of $15,498,000, or 34%. The year ended December 31, 2013 included $15,178,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the year ended December 31, 2013 to the year ended December 31, 2012, New Stores include properties acquired between January 1, 2012 and December 31, 2013. During the twelve months ended December 31, 2013, Same Store revenues increased $320,000 in the aggregate. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2013 to the year ended December 31, 2012, Same Stores include properties owned from January 1, 2013 to December 31, 2014. Same Store average occupancy increased from 85.2% for the year ended December 31, 2012 to 86.9% for the year ended December 31, 2013, increasing Same Store revenue $805,000. The Same Store revenue rate per average leased square foot decreased $0.16 for the year ended December 31, 2013 to $13.90 per average leased square foot as compared to the year ended December 31, 2012 revenue rate per average leased square foot of $14.06, decreasing Same Store revenue $485,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $22,678,000 for the year ended December 31, 2013, as compared to $16,842,000 for the year ended December 31, 2012, an increase of $5,836,000, or 35%. The primary components of total property expenses, Same Store property expenses and New Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,		Increase	% Increase
Overall Property Expenses	2013	2012	(Decrease)	(Decrease)
Real estate taxes	$8,599	$6,215	$2,384	38%
Utilities	3,518	2,858	660	23%
Contract services	3,894	2,765	1,129	41%
Repairs and maintenance	2,120	1,680	440	26%
Bad debt	1,649	986	663	67%
Labor and other	2,898	2,338	560	24%
Total	$22,678	$16,842	$5,836	35%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2013	2012	(Decrease)	(Decrease)
Real estate taxes	$5,885	$5,665	$220	4%
Utilities	2,765	2,710	55	2%
Contract services	2,810	2,535	275	11%
Repairs and maintenance	1,578	1,557	21	1%
Bad debt	1,269	856	413	48%
Labor and other	2,143	2,245	(102)	(5)%
Total	$16,450	$15,568	$882	6%

	Year Ended December 31,		Increase	% Increase
New Store Property Expenses	2013	2012	(Decrease)	(Decrease)
Real estate taxes	$2,714	$550	$2,164	393%
Utilities	753	148	605	409%
Contract services	1,084	230	854	371%
Repairs and maintenance	542	123	419	341%
Bad debt	380	130	250	192%
Labor and other	755	93	662	712%
Total	$6,228	$1,274	$4,954	389%

Real estate taxes.  Real estate taxes increased $2,384,000, or 38%, during the year ended December 31, 2013 as compared to 2012, primarily as a result of New Stores real estate taxes, which increased $2,164,000. Same Store real estate taxes increased $220,000 for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The Same Store increase was primarily attributable to increases in 2013 property values of several of our Houston properties. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $660,000, or 23%, during the year ended December 31, 2013 as compared to 2012. The increase in utility expenses was primarily attributed to New Store increases of $605,000 for the year ended December 31, 2013. Same Store utilities expenses increased approximately $55,000 during the year ended December 31, 2013 as compared to 2012. The majority of the Same Store increase was attributable to electricity usage and related charges.

Contract services. Contract services increased $1,129,000, or 41%, during the year ended December 31, 2013 as compared to 2012, primarily as a result of New Store contract services, which increased $854,000. Same Store contract services increased $275,000, or 11%.

Repairs and maintenance. Repairs and maintenance increased $440,000, or 26%, during the year ended December 31, 2013 as compared to 2012. New Store repairs and maintenance increased $419,000 for the year ended December 31, 2013 as compared to 2012. Same Store repairs and maintenance increased $21,000, or 1%, during year ended December 31, 2013 as compared to 2012.

Bad debt.  Bad debt for the year ended December 31, 2013 increased $663,000, or 67%, as compared to 2012. The increase for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was comprised of $250,000 from New Store bad debt and $413,000 from Same Store bad debt. The overall bad debt expense was approximately 3% of revenue for the year ended December 31, 2013 and approximately 2% of revenue for the year ended December 31, 2012. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $560,000, or 24%, for year ended December 31, 2013 as compared to 2012. New Store labor and other expenses increased $662,000 for the year ended December 31, 2013 as compared to 2012. Same Store labor and other expenses decreased $102,000, or 5%, during year ended December 31, 2013 as compared to 2012.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Year ended December 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Same store (42 properties)
Property revenues
Rental revenues	$32,667	$31,997	$670	2%
Other revenues	9,439	9,789	(350)	(4)%
Total property revenues	42,106	41,786	320	1%

Property expenses
Property operation and maintenance	10,552	9,884	668	7%
Real estate taxes	5,898	5,684	214	4%
Total property expenses	16,450	15,568	882	6%

Total same store net operating income	25,656	26,218	(562)	(2)%

New store (15 properties)
Property revenues
Rental revenues	14,630	2,601	12,029	462%
Other revenues	3,756	607	3,149	519%
Total property revenues	18,386	3,208	15,178	473%

Property expenses
Property operation and maintenance	3,527	743	2,784	375%
Real estate taxes	2,701	531	2,170	409%
Total property expenses	6,228	1,274	4,954	389%

Total new store net operating income	12,158	1,934	10,224	529%

Total property net operating income	37,814	28,152	9,662	34%

Less total other expenses, provision for income taxes and loss on disposal of assets	34,193	28,317	5,876	21%

Income (loss) from continuing operations	3,621	(165)	3,786	(2,295)%
Income from discontinued operations, net of taxes	298	218	80	37%

Net income	$3,919	$53	$3,866	7,294%

Other expenses.  Our other expenses were $33,851,000 for the year ended December 31, 2013, as compared to $27,945,000 for the year ended December 31, 2012, an increase of $5,906,000, or 21%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
General and administrative	$10,912	$7,616	$3,296	43%
Depreciation and amortization	13,100	9,889	3,211	32%
Executive relocation expense	—	2,177	(2,177)	(100)%
Interest expense	9,975	8,553	1,422	17%
Interest, dividend and other investment income	(136)	(290)	154	(53)%
Total other expenses	$33,851	$27,945	$5,906	21%

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

Depreciation and amortization.  Depreciation and amortization increased $3,211,000, or 32%, for the year ended December 31, 2013 as compared to 2012. New Store depreciation increased $2,385,000 and Same Store depreciation increased $804,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation on corporate assets and amortization of commission costs increased $22,000.

Interest expense. Interest expense increased $1,422,000, or 17%, for the year ended December 31, 2013 as compared to 2012. An increase in our average outstanding notes payable balance of $88,818,000 accounted for $4,491,000 in increased interest expense, offset by a decrease in our effective interest rate to 3.68% for the year ended December 31, 2013 versus 5.06% for the year ended December 31, 2012, resulting in a $3,271,000 decrease in interest expense. Early extinguishment of debt fees of $169,000 and increased amortized loan fees of $33,000 both increased interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

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

Discontinued operations.  Discontinued operations are comprised of the three office buildings known as Zeta, Royal Crest and Featherwood, located in Houston, Texas. On December 31, 2014, we completed the sale of the three office buildings for $10.3 million. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2014 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.  The primary components of discontinued operations are detailed in the table below (in thousands):

	Year Ended December 31,
	2013	2012
Property revenues
Rental revenues	$1,565	$1,533
Other revenues	88	27
Total property revenues	1,653	1,560

Property expenses
Property operation and maintenance	664	628
Real estate taxes	168	169
Total property expenses	832	797

Other expenses
Interest expense	329	340
Depreciation and amortization	175	179
Total other expense	504	519

Income before loss on disposal of assets and income taxes	317	244

Provision for income taxes	(12)	(15)
Loss on disposal of assets in discontinued operations	(7)	(11)

Income from discontinued operations	$298	$218

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (“FFO”)

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2014	2013	2012
FFO AND FFO CORE
Net income attributable to Whitestone REIT	$7,586	$3,794	$50
Depreciation and amortization of real estate assets (1)	15,950	13,339	10,108
Loss (gain) on disposal or sale of assets (1)	(1,776)	56	112
Net income attributable to noncontrolling interests (1)	160	125	3
FFO	$21,920	$17,314	$10,273

Share-based compensation expense	$4,736	$2,284	$725
Acquisition costs	1,341	1,010	698
Rental support payments received	156	188	—
Relocation arrangement	—	—	2,177
Legal recoveries, net	—	—	(131)
FFO Core	$28,153	$20,796	$13,742
 (1)     Inlcudes amounts from discontinued operations.

Property Net Operating Income (“NOI”)

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2014	2013	2012
Net income attributable to Whitestone REIT	$7,586	$3,794	$50
General and administrative expenses	15,274	10,912	7,616
Depreciation and amortization	15,725	13,100	9,889
Executive relocation expense	—	—	2,177
Interest expense	10,579	9,975	8,553
Interest, dividend and other investment income	(90)	(136)	(290)
Provision for income taxes	282	293	275
Loss on sale or disposal of assets	111	49	97
Income from discontinued operations	(510)	(298)	(218)
Gain on sale of property	(1,887)	—	—
Net income attributable to noncontrolling interests	160	125	3
NOI	$47,230	$37,814	$28,152

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of December 31, 2014.

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

Fixed Interest Rate Debt

As of December 31, 2014, $224.0 million, or approximately 57%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate at this time of approximately 3.81% per annum with expirations ranging from 2014 to 2024 (see Note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $9.8 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2014, $170.1 million, or approximately 43%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.35% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $1.7 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2014, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2014, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2015 annual meeting of shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2015 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	629,178	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	629,178

(1)	Excludes 3,119,221 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “Plan”).

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
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2015 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2015 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2015 annual meeting of shareholders.

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

WHITESTONE REIT
Date:	March 2, 2015	By:	/s/ James C. Mastandrea
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

March 2, 2015	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 2, 2015	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 2, 2015	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

March 2, 2015	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 2, 2015	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

March 2, 2015	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whitestone REIT and subsidiaries' internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whitestone REIT and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2014, and our report dated March 2, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 2, 2015

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Real estate assets, at cost
Property	$673,655	$537,872
Accumulated depreciation	(71,587)	(63,112)
Total real estate assets	602,068	474,760
Cash and cash equivalents	4,236	6,491
Marketable securities	973	877
Escrows and acquisition deposits	4,092	2,094
Accrued rents and accounts receivable, net of allowance for doubtful accounts	11,834	9,768
Unamortized lease commissions and loan costs	8,879	6,143
Prepaid expenses and other assets	2,215	2,085
Other assets - discontinued operations	—	5,756
Total assets	$634,297	$507,974
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$394,093	$261,372
Accounts payable and accrued expenses	15,882	12,500
Tenants' security deposits	4,372	3,472
Dividends and distributions payable	6,627	6,418
Other liabilities - discontinued operations	—	3,297
Total liabilities	420,974	287,059
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 22,835,695 and 21,943,700 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	23	22
Additional paid-in capital	304,078	291,571
Accumulated deficit	(93,938)	(75,721)
Accumulated other comprehensive loss	(91)	(54)
Total Whitestone REIT shareholders' equity	210,072	215,818
Noncontrolling interest in subsidiary	3,251	5,097
Total equity	213,323	220,915
Total liabilities and equity	$634,297	$507,974

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Property revenues
Rental revenues	$56,293	$47,297	$34,598
Other revenues	16,089	13,195	10,396
Total property revenues	72,382	60,492	44,994

Property expenses
Property operation and maintenance	15,405	14,079	10,627
Real estate taxes	9,747	8,599	6,215
Total property expenses	25,152	22,678	16,842

Other expenses (income)
General and administrative	15,274	10,912	7,616
Depreciation and amortization	15,725	13,100	9,889
Executive relocation expense	—	—	2,177
Interest expense	10,579	9,975	8,553
Interest, dividend and other investment income	(90)	(136)	(290)
Total other expense	41,488	33,851	27,945

Income from continuing operations before loss on sale or disposal of assets and income taxes	5,742	3,963	207

Provision for income taxes	(282)	(293)	(275)
Loss on sale or disposal of assets	(111)	(49)	(97)
Income (loss) from continuing operations	5,349	3,621	(165)

Income from discontinued operations	510	298	218
Gain on sale of property from discontinued operations	1,887	—	—
Income from discontinued operations	2,397	298	218

Net income	7,746	3,919	53

Less: Net income attributable to noncontrolling interests	160	125	3

Net income attributable to Whitestone REIT	$7,586	$3,794	$50

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Basic Earnings Per Share:
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.23	$0.19	$(0.01)
Income from discontinued operations attributable to Whitestone REIT	0.10	0.02	$0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.33	$0.21	$0.00
Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.19	$(0.01)
Income from discontinued operations attributable to Whitestone REIT	0.10	0.01	$0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.32	$0.20	$0.00

Weighted average number of common shares outstanding:
Basic	22,278	18,027	13,496
Diluted	22,793	18,273	13,613

Distributions declared per common share / OP unit	$1.1400	$1.1400	$1.1400

Consolidated Statements of Comprehensive Income

Net income	$7,746	$3,919	$53

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	(136)	173	1
Unrealized gain on available-for-sale marketable securities	96	180	920

Comprehensive income	7,706	4,272	974

Less: Comprehensive income attributable to noncontrolling interests	160	136	57

Comprehensive income attributable to Whitestone REIT	$7,546	$4,136	$917
See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2011	11,438	$10	$158,127	$(41,060)	$(1,119)	$115,958	1,361	$14,749	$130,707

Exchange of noncontrolling interest OP units for common shares	676	1	7,272	—	(127)	7,146	(676)	(7,146)	—

Exchange offer costs	—	—	(479)	—	—	(479)	—	—	(479)

Issuance of common shares (1)	4,830	5	58,674	—	(13)	58,666	—	13	58,679

Issuance of common shares under dividend reinvestment plan	7	—	90	—	—	90	—	—	90

Shared-based compensation	(8)	—	553	—	—	553	—	—	553

Distributions	—	—	—	(16,820)	—	(16,820)	—	(817)	(17,637)

Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	1	1	—	—	1

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	866	866	—	54	920

Net income	—	—	—	50	—	50	—	3	53

Balance, December 31, 2012	16,943	16	224,237	(57,830)	(392)	166,031	685	6,856	172,887

Exchange of noncontrolling interest OP units for common shares	123	1	1,236	—	(3)	1,234	(123)	(1,234)	—

Exchange offer costs	—	—	(40)	—	—	(40)	—	—	(40)

Issuance of common shares - ATM Program (2)	282	—	4,191	—	—	4,191	—	—	4,191

Issuance of common shares under dividend reinvestment plan	7	—	99	—	—	99	—	—	99

Issuance of common shares - overnight offering (3)	4,600	5	59,691	—	—	59,696	—	—	59,696

Share-based compensation	(11)	—	2,157	—	—	2,157	—	—	2,157

Distributions	—	—	—	(21,685)	—	(21,685)	—	(662)	(22,347)

Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	167	167	—	6	173

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	174	174	—	6	180

Net income	—	—	—	3,794	—	3,794	—	125	3,919

Balance, December 31, 2013	21,944	22	291,571	(75,721)	(54)	215,818	562	5,097	220,915

Exchange of noncontrolling interest OP units for common shares	164	1	1,484	—	2	1,487	(164)	(1,487)	—

Exchange offer costs	—	—	(136)	—	—	(136)	—	—	(136)

Issuance of common shares - ATM Program (4)	456	—	6,458	—	—	6,458	—	—	6,458

Issuance of common shares under dividend reinvestment plan	7	—	94	—	—	94	—	—	94

Repurchase of common shares (5)	(2)	—	(24)	—	—	(24)	—	—	(24)

Share-based compensation	267	—	4,631	—	—	4,631	—	—	4,631

Distributions	—	—	—	(25,803)	—	(25,803)	—	(518)	(26,321)

Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(133)	(133)	—	(3)	(136)

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	94	94	—	2	96

Net income	—	—	—	7,586	—	7,586	—	160	7,746

Balance, December 31, 2014	22,836	$23	$304,078	$(93,938)	$(91)	$210,072	398	$3,251	$213,323

(1)	Net of offering costs of $3.1 million.

(2)	Net of offering costs of $0.2 million.

(3)	Net of offering costs of $2.6 million.

(4)	Net of offering costs of $0.1 million.

(5)
During the year ended December 31, 2014, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss) from continuing operations	$5,349	$3,621	$(165)
Net income from discontinued operations	2,397	298	218
Net income	7,746	3,919	53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,725	13,100	9,889
Amortization of deferred loan costs	899	1,046	1,426
Amortization of notes payable discount	304	463	317
Gain on sale of marketable securities	—	(41)	(110)
Loss on sale or disposal of assets and properties	111	49	97
Bad debt expense	1,602	1,638	986
Share-based compensation	4,631	2,284	725
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(1,998)	4,920	(1,103)
Accrued rent and accounts receivable	(3,668)	(3,589)	(2,906)
Related party receivable	—	652	(652)
Unamortized lease commissions	(1,526)	(1,170)	(943)
Prepaid expenses and other assets	605	938	(506)
Accounts payable and accrued expenses	2,257	(1,242)	2,754
Tenants' security deposits	900	561	798
Net cash provided by operating activities	25,191	23,230	10,607
Net cash provided by operating activities of discontinued operations	450	654	611
Cash flows from investing activities:
Acquisitions of real estate	(129,439)	(119,102)	(98,350)
Additions to real estate	(9,330)	(6,138)	(10,664)
Investments in marketable securities	—	—	(750)
Proceeds from sales of marketable securities	—	747	5,508
Net cash used in investing activities	(138,769)	(124,493)	(104,256)
Net cash provided by (used in) investing activities of discontinued operations	7,311	(153)	(151)
Cash flows from financing activities:
Distributions paid to common shareholders	(25,539)	(20,294)	(15,324)
Distributions paid to OP unit holders	(550)	(691)	(1,004)
Proceeds from issuance of common shares, net of offering costs	6,458	63,887	58,679
Payments of exchange offer costs	(136)	(40)	(479)
Proceeds from revolving credit facility, net	85,300	65,800	58,000
Proceeds from notes payable	47,300	105,710	—
Repayments of notes payable	(3,306)	(110,829)	(4,112)
Payments of loan origination costs	(3,036)	(2,796)	(1,688)
Repurchase of common shares	(24)	—	—
Net cash provided by financing activities	106,467	100,747	94,072
Net cash used in financing activities of discontinued operations	(2,905)	(38)	(34)
Net increase (decrease) in cash and cash equivalents	(2,255)	(53)	849
Cash and cash equivalents at beginning of period	6,491	6,544	5,695
Cash and cash equivalents at end of period	$4,236	$6,491	$6,544

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,562	$9,179	$7,137
Cash paid for taxes	$238	$237	$326
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$6,092	$278	$—
Financed insurance premiums	$888	$883	$856
Value of shares issued under dividend reinvestment plan	$94	$99	$90
Acquired interest rate swap	$—	$—	$1,901
Debt discount on acquired note payable	$—	$—	$(1,329)
Value of common shares exchanged for OP units	$1,484	$1,236	$7,272
Change in fair value of available-for-sale securities	$96	$180	$920
Change in fair value of cash flow hedge	$(136)	$173	$1
Debt assumed with acquisitions of real estate	$2,586	$11,100	$9,166
Interest supplement assumed with acquisition of real estate	$—	$932	$—

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2014, 2013 and 2012, we owned and operated 63, 60, and 51 properties, respectively, including retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2014, 2013 and 2012, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the percentage of ownership interests of both the noncontrolling interests and Whitestone.

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

Reclassifications.  We have reclassified certain prior year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity. During 2012, we reclassified the amortization of our loan fees, previously classified as general and administrative expenses, to interest expense for all periods presented. On June 27, 2012, our Class A and Class B common shares were consolidated into a single class of common shares. See Note 13 for additional discussion related to the consolidation of Class A and Class B common shares into a single class of common shares. During 2014, we reclassified certain properties classified as discontinued operations to conform to the current year presentation. See Note 4 for additional discussion.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $4.7 million, $2.3 million and $0.7 million in share-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2014 and 2013 consisted of demand deposits at commercial banks and brokerage accounts.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's (“FASB”) Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2014, approximately $93,000 and $58,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2013, approximately $114,000 and $100,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2012, approximately $176,000 and $147,000 in interest expense and real estate taxes, respectively, were capitalized.

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
December 31, 2014

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings, respectively.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2014.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2014 and 2013, we had an allowance for uncollectible accounts of $5.0 million and $3.6 million, respectively. As of December 31, 2014, 2013 and 2012, we recorded bad debt expense in the amount of $1.6 million, $1.6 million and $1.0 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions. As part of the executive relocation arrangement discussed in Note 12, we issued a note receivable for $975,000 to the buyer, with an interest rate of 4.5% and a maturity of December 31, 2013. On December 5, 2013, the note was renewed through June 30, 2014 and bears interest at a rate of 5.2% during the renewal period. We are currently working with the buyer to renew the note receivable.

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

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax expense of $0.3 million for the Texas Margin Tax for each of the years ended December 31, 2014, 2013 and 2012.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $394.9 million and $262.0 million as compared to the book value of approximately $394.1 million and $264.3 million as of December 31, 2014 and 2013, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2014, we consider our cash flow hedges to be highly effective.

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

Recent accounting pronouncements. In April 2014, the FASB issued guidance updating the criteria for reporting the disposal of a component of an entity as a discontinued operation. This guidance was effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted only for disposals that have not been reported in financial statements previously issued or available for issuance. We have adopted the guidance for the year ended December 31, 2014.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of December 31, 2014, 2013 and 2012. Available-for-sale securities consist of the following (in thousands):

	December 31, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(133)	$973
Total available-for-sale securities	$1,106	$—	$(133)	$973

	December 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(229)	$877
Total available-for-sale securities	$1,106	$—	$(229)	$877

During the year ended December 31, 2014, no available-for-sale securities were sold. During the years ended December 31, 2013 and 2012, available-for-sale securities were sold for total proceeds of $747,000 and $5,508,000, respectively. The gross realized gains and losses on these sales totaled $44,000 and $3,000, respectively, in 2013, and $152,000 and $42,000, respectively, in 2012. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $133,000 and $229,000 for the years ended December 31, 2014 and 2013, respectively, has been included in accumulated other comprehensive income.

4.  REAL ESTATE

As of December 31, 2014, we owned 63 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprised of approximately 5.5 million square feet of gross leasable area.

Property Acquisitions. On December 24, 2014, we acquired the hard corner at our Village Square at Dana Park property for approximately $4.7 million, in exchange for the assumption of a $2.6 million non-recourse loan and cash of $2.1 million. The 12,047 square foot property was 88% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona. Revenue and income of $10,000 and $6,000, respectively, have been included in our results of operations for the year ended December 31, 2014 since the date of acquisition.

On December 24, 2014, we acquired The Shops at Williams Trace, a property that meets our Community Centered Property strategy, for approximately $20.2 million in cash and net prorations. The 132,991 square foot property was 87% leased at the time of purchase and is located in Sugar Land, Texas. Revenue and income of $49,000 and $41,000, respectively, have been included in our results of operations for the year ended December 31, 2014 since the date of acquisition.

On December 24, 2014, we acquired Williams Trace Plaza, a property that meets our Community Centered Property strategy, for approximately $20.4 million in cash and net prorations. The 129,222 square foot property was 95% leased at the time of purchase and is located in Sugar Land, Texas. Revenue and income of $40,000 and $32,000, respectively, have been included in our results of operations for the year ended December 31, 2014 since the date of acquisition.

On December 19, 2014, we acquired a 1.39 acre parcel of undeveloped land for $0.9 million in cash and net prorations. The undeveloped land parcel is adjacent to our Fulton Ranch Towne Center property.

On November 5, 2014, we acquired Fulton Ranch Towne Center, a property that meets our Community Centered Property strategy, for approximately $29.3 million in cash and net prorations. The 113,281 square foot property was 86% leased at the time of purchase and is located in Chandler, Arizona. Revenue and income of $399,000 and $228,000, respectively, have been included in our results of operations for the year ended December 31, 2014 since the date of acquisition.

On November 5, 2014, we acquired The Promenade at Fulton Ranch, a property that meets our Community Centered Property strategy, for approximately $18.6 million in cash and net prorations. The 98,792 square foot property was 76% leased at the time of purchase and is located in Chandler, Arizona. Revenue and income of $283,000 and $146,000, respectively, have been included in our results of operations for the year ended December 31, 2014 since the date of acquisition.

On September 19, 2014, we acquired The Strand at Huebner Oaks, a property that meets our Community Centered Property strategy, for approximately $18.0 million in cash and net prorations. The 73,920 square foot property was 90% leased at the time of purchase and is located in San Antonio, Texas. Revenue and income of $553,000 and $339,000, respectively, have been included in our results of operations for the year ended December 31, 2014 since the date of acquisition.

On July 1, 2014, we acquired Heritage Trace Plaza, a property that meets our Community Centered Property strategy, for approximately $20.1 million in cash and net prorations. The 70,431 square foot property was 98% leased at the time of purchase and is located in Fort Worth, Texas. Revenue and income of $938,000 and $473,000, respectively, have been included in our results of operations for the year ended December 31, 2014 since the date of acquisition.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

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

Unaudited pro forma results of operations. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if our acquisitions for the years ended December 31, 2014, 2013 and 2012 were acquired on January 1, 2012 and includes no other material adjustments:

INCOME STATEMENT DATA	Year Ended December 31,
	2014	2013	2012
Operating revenue	$82,818	$81,798	$79,445
Net income	$10,910	$10,422	$9,072

Acquisition costs. Acquisition-related costs of $1,341,000, $1,010,000 and $698,000 are included in general and administrative expenses in our income statements for the years ended December 31, 2014, 2013 and 2012, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

Property dispositions. On December 31, 2014, we completed the sale of three office buildings, Zeta, Royal Crest and Featherwood, located in the Clear Lake suburb of Houston, Texas, for $10.3 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core, primarily Legacy Properties that do not fit our Community Centered Property strategy. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2014 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

The operating results for properties classified as discontinued operations consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Property revenues	$1,626	$1,653	$1,560
Property expenses	734	832	797
Depreciation and amortization	314	329	340
Interest expense	58	175	179
Provision for income taxes	10	12	11
Loss on sale or disposal of assets	—	7	15
Operating income from discontinued operations	510	298	218
Gain on sale of property from discontinued operations	1,887	—	—
Income from discontinued operations	$2,397	$298	$218

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2014	2013
Tenant receivables	$7,998	$5,623
Accrued rents and other recoveries	8,800	7,758
Allowance for doubtful accounts	(4,964)	(3,613)
Totals	$11,834	$9,768

6.  UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2014	2013
Leasing commissions	$5,936	$6,306
Deferred financing cost	5,785	5,146
Total cost	11,721	11,452
Less: leasing commissions accumulated amortization	(2,373)	(3,378)
Less: deferred financing cost accumulated amortization	(469)	(1,931)
Total cost, net of accumulated amortization	$8,879	$6,143

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Financing Costs	Total
2015	$935	$1,198	$2,133
2016	788	1,191	1,979
2017	626	1,041	1,667
2018	422	900	1,322
2019	272	299	571
Thereafter	520	687	1,207
Total	$3,563	$5,316	$8,879

7.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence as of December 31, 2014 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2015	$59,186
2016	50,889
2017	41,289
2018	30,721
2019	22,257
Thereafter	68,886
Total	$273,228

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2014	2013
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,460	$10,500
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due February 17, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	36,090	37,000
$6.5 million 3.80% Note, due January 1, 2019	6,355	6,500
$19.0 million 4.15% Note, due December 1, 2024	19,000	—
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	—
$14.3 million 4.34% Note, due September 11, 2024	14,300	—
$1.0 million 4.75% Note, due December 31, 2014	—	1,087
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,888	7,875
$2.6 million 5.46% Note, due October 1, 2023	2,583	—
$11.1 million 5.87% Note, due August 6, 2016	11,607	11,900
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due November 7, 2018	120,100	84,800
$50.0 million, LIBOR plus 1.35% to 1.90% Note, due November 7, 2019	50,000	—
	$394,093	$261,372

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%.

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

Our mortgage debt was collateralized by 20 operating properties as of December 31, 2014 with a combined net book value of $216.9 million and 19 operating properties as of December 31, 2013 with a combined net book value of $161.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (see Note 4). The 5.46% fixed interest rate note matures October 1, 2023.

On November 26, 2014, we, operating through our subsidiary, Whitestone Headquarters Village, LLC, a Delaware limited liability company, entered into a $19.0 million promissory note (the “Headquarters Note”), with a fixed interest rate of 4.15% payable to Morgan Stanley Bank, N.A. and a maturity date of December 1, 2024. Proceeds from the Headquarters Note were used to repay a portion of our unsecured revolving credit facility.

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce,

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured credit facility. Proceeds from the 2014 Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the 2014 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

The 2014 Facility is comprised of three tranches:

•	$400 million unsecured revolving credit facility (the “Revolver”);

•	$50 million unsecured term loan (the “Term Loan 1”); and

•	$50 million unsecured term loan (the “Term Loan 2”).

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

On September 3, 2014, we, operating through our subsidiary, Whitestone Pecos Ranch, LLC, a Delaware limited liability company, entered into a $14.0 million promissory note (the “Pecos Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Pecos Note were used to repay a portion of our unsecured revolving credit facility.

On August 26, 2014, we, operating through our subsidiary, Whitestone Shops at Starwood, LLC, a Delaware limited liability company, entered into a $14.3 million promissory note (the “Starwood Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Starwood Note were used to repay a portion of our unsecured revolving credit facility.

On December 23, 2013, we, operating through our subsidiary, Whitestone Woodlake Plaza, LLC, a Delaware limited liability company, entered into a $6.5 million promissory note (the “Woodlake Note”), with a fixed interest rate of 3.80% payable to Western Reserve Life Assurance Company of Ohio and a maturity of January 1, 2019. Proceeds from the Woodlake Note were used to repay a portion of our unsecured revolving credit facility.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

On December 16, 2013, we, operating through our subsidiary, Whitestone Anthem Marketplace, LLC, a Delaware limited liability company, entered into a $15.1 million promissory note (the “Anthem Note”), with a fixed interest rate of 4.99% payable to Citigroup Global Markets Realty Corporation and a maturity of January 6, 2024. Proceeds from the Anthem Note were used to repay a portion of our unsecured revolving credit facility.

On November 26, 2013, we, operating through our subsidiary, Whitestone Industrial-Office LLC, a Texas limited liability company (“Whitestone Industrial”), entered into a $37.0 million promissory note (the “Industrial Note”), with a fixed interest rate of 3.76% payable to Jackson Life National Insurance Company and a maturity of December 1, 2020. Proceeds from the Industrial Note were used to repay our existing $26.9 million floating rate loan that matured on December 1, 2013. The remainder of the proceeds were used to pay off approximately $10.1 million in fixed rate indebtedness maturing in 2014.

The Industrial Note is a non-recourse loan secured by Whitestone Industrial's nine properties, including Corporate Park Woodland, Holly Hall Industrial Park, Interstate 10 Warehouse, Main Park, Plaza Park, Westbelt Plaza, Westgate Service Center, Corporate Park West and Dairy Ashford.

On September 26, 2013, we, operating through our subsidiary, Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Whitestone Uptown”), entered into a $16.5 million promissory note (the “Uptown Note”), with a fixed interest rate of 4.97% payable to Morgan Stanley Capital Holdings LLC and a maturity of September 26, 2023. Proceeds from the Uptown Note were used to repay a portion of our unsecured revolving credit facility.

On September 24, 2013, we, operating through our subsidiary, Whitestone Terravita Marketplace, LLC, a Delaware limited liability company (“Whitestone Terravita”), entered into a $10.5 million promissory note (the “Terravita Note”), with an applicable interest rate of LIBOR plus 2.00%, payable to Bank of America, N.A. and a maturity of September 24, 2018. Proceeds from the Terravita Note were used to repay a portion of our unsecured revolving credit facility.

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

On June 19, 2013, we assumed a $11.1 million promissory note as part of our acquisition of Mercado at Scottsdale Ranch (see Note 4). The 5.87% fixed interest rate note matures on August 16, 2016. In conjunction with our acquisition, we received an interest rate supplement from the seller in the amount of $932,000, which we will accrete into expense over the life of the note. As a result of the supplement, the imputed interest rate is 3.052%, which we consider to be an appropriate market rate.

On May 31, 2013, we, operating through our subsidiary, Whitestone Pinnacle of Scottsdale, LLC, a Delaware limited liability company (“Whitestone Pinnacle”), refinanced our $14.1 million promissory note, with an applicable interest rate of 5.695% and a maturity of June 1, 2013, with a $20.2 million promissory note (the “Pinnacle Note”) payable to Cantor Commercial Real Estate Lending, L.P. with an applicable interest rate of 4.2805%, and a maturity of June 6, 2023.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

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

As of December 31, 2014, $220.1 million was drawn on the 2014 Facility, and our remaining borrowing capacity was $279.9 million, assuming that we use proceeds of the 2014 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

Certain other of our loans are subject to customary covenants.  As of December 31, 2014, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2014 are due during the following years:

Amount Due
Year	(in thousands)
2015	$1,855
2016	13,269
2017	60,213
2018	132,236
2019	58,049
Thereafter	128,471
Total	$394,093

Contractual Obligations

As of December 31, 2014, we had the following contractual obligations:

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2014)	1 - 3 years (2015 - 2016)	3 - 5 years (2017 - 2018)	More than 5 years (after 2018)
Long-Term Debt - Principal	$394,093	$1,855	$73,482	$190,285	$128,471
Long-Term Debt - Fixed Interest	52,544	7,702	13,976	11,862	19,004
Long-Term Debt - Variable Interest (1)	9,206	3,134	4,411	1,661	—
Unsecured credit facility - Unused commitment fee (2)	2,741	700	1,400	641	—
Operating Lease Obligations	49	29	20	—	—
Total	$458,633	$13,420	$93,289	$204,449	$147,475

(1)
As of December 31, 2014, we had two loans totaling $170.1 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.35% to LIBOR plus 1.95%, which reflects our new interest rates under our 2014 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2014, of 0.17%.

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2014 balance of $220.1 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

9.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
December 31, 2014	Accounts payable and accrued expenses	$1,016
December 31, 2013	Accounts payable and accrued expenses	$1,231

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

A summary of our interest rate swap activity is as follows (in thousands):

Year Ended	Amount Recognized as Comprehensive Income (Loss)	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
2014	$(136)	Interest expense	$(838)
2013	$173	Interest expense	$(363)
2012	$1	Interest expense	$(146)

(1)
Amounts represent the effective portions of our interest rate swaps. We did not recognize any ineffective portion of our interest rate swaps in earnings for the years ended December 31, 2014, 2013 and 2012.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2014, 2013 and 2012, 471,310, 595,782 and 848,284 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2014, 2013 and 2012, distributions of $272,000, $177,000 and $194,000, respectively, were made to the holders of certain restricted common shares, $71,000, $127,000 and $172,000 of which were charged against earnings, respectively.  See Note 14 for information related to restricted common shares under the 2008 Plan.

	Year Ended
	December 31,
(in thousands, except per share data)	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$5,349	$3,621	$(165)
Less: Net (income) loss attributable to noncontrolling interests	(111)	(115)	10
Distributions paid on unvested restricted shares	(201)	(50)	(22)
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	5,037	3,456	(177)
Income from discontinued operations	2,397	298	218
Less: Net income attributable to noncontrolling interests	(49)	(10)	(13)
Income from discontinued operations attributable to Whitestone REIT	2,348	288	205
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$7,385	$3,744	$28

Denominator:
Weighted average number of common shares - basic	22,278	18,027	13,496
Effect of dilutive securities:
Unvested restricted shares	515	246	117
Weighted average number of common shares - dilutive	22,793	18,273	13,613

Earnings Per Share:
Basic:
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.23	$0.19	$(0.01)
Income from discontinued operations attributable to Whitestone REIT	0.10	0.02	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.33	$0.21	$0.00
Diluted:
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.19	$(0.01)
Income from discontinued operations attributable to Whitestone REIT	0.10	0.01	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.32	$0.20	$0.00

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2014	2013	2012
Ordinary income (unaudited)	53.3%	38.5%	34.1%
Return of capital (unaudited)	21.3%	61.3%	65.2%
Capital gain distributions (unaudited)	25.4%	0.2%	0.7%
Total	100.0%	100.0%	100.0%

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

On December 21, 2012, Mr. Mastandrea sold the residence to a third party for a price of $1,125,000. Pursuant to the relocation arrangement, we paid cash of $1,325,000, representing the shortfall of the amount realized from the sale of the property, and $852,000, which represented moving expenses and closing costs incurred by Mr. Mastandrea and federal taxes. No common shares were issued. The total expense incurred by us of $2,177,000 is shown separately in our consolidated financial statements. In addition, we issued a note receivable for $975,000 to the buyer, with an interest rate of 4.5% and a maturity of December 31, 2013. On December 5, 2013, the note was renewed through June 30, 2014 and bears interest at a rate of 5.2% during the renewal period. We are currently working with the buyer to renew the note receivable. As a result of this transaction, we also recorded a related party receivable of $652,000, which represents the federal income tax withholding not deducted from our payment to Mr. Mastandrea. Subsequent to December 31, 2012, we received the $652,000 and paid it to the federal government on behalf of Mr. Mastandrea.

13.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 400 million common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

Reclassification of common shares and transfer of listing

On June 27, 2012, we filed with the State Department of Assessments and Taxation of Maryland amendments to our declaration of trust that (i) reclassified each issued and unissued Class A common share of beneficial interest, par value $0.001 per share (the “Class A common shares”) into one Class B common share of beneficial interest, par value $0.001 per share (the “Class B common shares”) and (ii) changed the designation of all of the Class B common shares to “common shares.” The amendment setting forth the reclassification of the Class A common shares into Class B common shares was approved by our shareholders at the 2012 annual meeting of shareholders held on May 22, 2012. The amendment approving the redesignation of the Class B common shares to common shares was approved by our board of trustees and did not require shareholder approval. On June 29, 2012, we transferred the listing of our common shares to the New York Stock Exchange under our existing ticker symbol “WSR.” As a result of the transfer, we voluntarily delisted our common shares from the NYSE MKT LLC effective June 28, 2012.

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

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. For the year ended December 31, 2014, we sold 456,090 common shares under the equity distribution program, with net proceeds to us of approximately $6.4 million. In connection with such sales, we paid compensation of $0.1 million to the sales agents. For the year ended December 31, 2013, we sold 282,239 common shares under the equity distribution program, with net proceeds to us of approximately $4.2 million. In connection with such sales, we paid compensation of $0.2 million to the sales agents.

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

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2014, we owned a 98.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2014 and December 31, 2013, there were 22,926,599 and 22,384,970 OP units outstanding, respectively.  We owned 22,528,207 and 21,822,878 OP units as of December 31, 2014 and December 31, 2013, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 97.9%, 96.8% and 94.1% for the years ended December 31, 2014, 2013 and 2012, respectively.

On October 9, 2012, we filed with the SEC a prospectus supplement covering the issuance of up to 786,191 of our common shares of beneficial interest, par value $0.001 per share, to certain holders of OP units. The OP units may be issued to the extent that OP unit holders tender their OP units for redemption in accordance with the terms of the limited partnership agreement of the Operating Partnership and we elect, in our sole discretion, to issue common shares to the tendering OP unit holders. The prospectus supplement supplements a base prospectus, dated July 25, 2012, relating to our effective shelf registration statement of Form S-3 (File No. 333-182667). During the years ended December 31, 2014 and 2013, 163,700 and 123,394 OP units, respectively, were redeemed for an equal number of common shares.

     Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

2013
Fourth Quarter	$0.2850	$5,790	$0.2850	$163	$5,953
Third Quarter	0.2850	4,865	0.2850	165	5,030
Second Quarter	0.2850	4,832	0.2850	169	5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$1.1400	$20,294	$1.1400	$691	$20,985

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
December 31, 2014

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

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2014	759,711	$13.69
Granted	2,058,930	14.40
Modified to new agreements	(633,704)	13.88
Modified from existing agreements	633,704	14.59
Vested	(133,774)	12.86
Forfeited	(273,799)	14.41
Non-vested at December 31, 2014	2,411,068	$14.45
Available for grant at December 31, 2014	629,178

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2014, 2013 and 2012 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2014	2,058,930	$14.40	(133,774)	$1,721
Year Ended December 31, 2013	328,005	$15.43	(15,270)	$224
Year Ended December 31, 2012	99,700	$13.03	(16,208)	$223

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2014, 2013 and 2012 was $4.7 million, $2.3 million and $0.7 million, respectively.

Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 54 months. As of December 31, 2014, there was approximately $15.7 million, in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 54 months and approximately $0.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on January 1, 2015.

We expect to record approximately $16.5 million in share-based compensation subsequent to the year ended December 31, 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 38 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

15. GRANTS TO TRUSTEES

On October 24, 2014, each of our four independent trustees and one trustee emeritus was granted 1,500 common shares, which vested immediately. The 7,500 common shares granted to our trustees had a grant date fair value of $14.53 per share. On December 9, 2014, two of our independent trustees elected to receive a total of 2,314 common shares with a grant date fair value of $14.69 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2014 was determined using quoted prices available on the date of grant.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

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
December 31, 2014

18.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Revenues from continuing operations	$17,376	$17,261	$18,540	$19,205
Income from continuing operations	2,312	1,135	1,012	890
Income from discontinued operations	120	145	109	2,023
Net income attributable to Whitestone REIT	2,372	1,252	1,100	2,862
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.10	$0.05	$0.04	$0.04
Income from discontinued operations attributable to Whitestone REIT	0.01	0.00	0.01	0.08
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.11	$0.05	$0.05	$0.12
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.10	$0.05	$0.04	$0.03
Income from discontinued operations attributable to Whitestone REIT	0.01	0.00	0.01	0.09
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.11	$0.05	$0.05	$0.12
2013
Revenues	$13,466	$14,375	$15,870	$16,781
Income from continuing operations	$873	$902	$592	$1,254
Income from discontinued operations	$113	$101	$43	$41
Net income attributable to Whitestone REIT	$949	$970	$614	$1,261
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.03	$0.06
Income from discontinued operations attributable to Whitestone REIT	0.01	0.01	0.01	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.06	$0.06	$0.04	$0.06
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.03	$0.06
Income from discontinued operations attributable to Whitestone REIT	0.01	0.01	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.06	$0.06	$0.03	$0.06

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2014

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2014	$3,613	$1,602	$(251)	$4,964
Year ended December 31, 2013	2,226	1,638	(251)	3,613
Year ended December 31, 2012	1,343	986	(103)	2,226

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Retail Communities:
Ahwatukee Plaza	$5,126	$4,086	$196	$—	$5,126	$4,282	$9,408
Anthem Marketplace	4,790	17,973	135	—	4,790	18,108	22,898
Bellnott Square	1,154	4,638	322	—	1,154	4,960	6,114
Bissonnet Beltway	415	1,947	399	—	415	2,346	2,761
Centre South	481	1,596	580	—	481	2,176	2,657
The Citadel	472	1,777	2,492	—	472	4,269	4,741
Desert Canyon	1,976	1,704	500	—	1,976	2,204	4,180
Fountain Square	5,573	9,828	1,162	—	5,573	10,990	16,563
Gilbert Tuscany Village	1,767	3,233	1,261	—	1,767	4,494	6,261
Heritage Trace Plaza	6,209	13,821	(38)	—	6,209	13,783	19,992
Holly Knight	320	1,293	165	—	320	1,458	1,778
Headquarters Village	7,171	18,439	93	—	7,171	18,532	25,703
Kempwood Plaza	733	1,798	557	—	733	2,355	3,088
Lion Square	1,546	4,289	2,918	—	1,546	7,207	8,753
The Marketplace at Central	1,305	5,324	975	—	1,305	6,299	7,604
Market Street at DC Ranch	9,710	26,779	857	—	9,710	27,636	37,346
Mercado at Scottsdale Ranch	8,728	12,560	137	—	8,728	12,697	21,425
Paradise Plaza	6,155	10,221	406	—	6,155	10,627	16,782
Pinnacle of Scottsdale	6,648	22,466	901	—	6,648	23,367	30,015
Providence	918	3,675	630	—	918	4,305	5,223
Shaver	184	633	(33)	—	184	600	784
Shops at Pecos Ranch	3,781	15,123	481	—	3,781	15,604	19,385
Shops at Starwood	4,093	11,487	121	—	4,093	11,608	15,701
South Richey	778	2,584	1,895	—	778	4,479	5,257
Spoerlein Commons	2,340	7,296	322	—	2,340	7,618	9,958
The Strand at Huebner Oaks	5,805	12,335	—	—	5,805	12,335	18,140
SugarPark Plaza	1,781	7,125	793	—	1,781	7,918	9,699
Sunridge	276	1,186	280	—	276	1,466	1,742
Sunset at Pinnacle Peak	3,610	2,734	319	—	3,610	3,053	6,663
Terravita Marketplace	7,171	9,392	544	—	7,171	9,936	17,107
Torrey Square	1,981	2,971	1,155	—	1,981	4,126	6,107
Town Park	850	2,911	173	—	850	3,084	3,934
Village Square at Dana Park	10,877	40,252	1,295	—	10,877	41,547	52,424
Webster Pointe	720	1,150	171	—	720	1,321	2,041
Westchase	423	1,751	2,742	—	423	4,493	4,916
Williams Trace Plaza	6,800	14,003	—	—	6,800	14,003	20,803
Windsor Park	2,621	10,482	7,454	—	2,621	17,936	20,557
	$125,288	$310,862	$32,360	$—	$125,288	$343,222	$468,510
Office/Flex Communities:
Brookhill	$186	$788	$357	$—	$186	$1,145	$1,331
Corporate Park Northwest	1,534	6,306	1,583	—	1,534	7,889	9,423
Corporate Park West	2,555	10,267	903	—	2,555	11,170	13,725
Corporate Park Woodland	652	5,330	514	—	652	5,844	6,496
Dairy Ashford	226	1,211	80	—	226	1,291	1,517

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Holly Hall Industrial Park	608	2,516	383	—	608	2,899	3,507
Interstate 10 Warehouse	208	3,700	386	—	208	4,086	4,294
Main Park	1,328	2,721	523	—	1,328	3,244	4,572
Plaza Park	902	3,294	1,029	—	902	4,323	5,225
Westbelt Plaza	568	2,165	641	—	568	2,806	3,374
Westgate Service Center	672	2,776	529	—	672	3,305	3,977
	$9,439	$41,074	$6,928	$—	$9,439	$48,002	$57,441
Office Communities:
9101 LBJ Freeway	$1,597	$6,078	$1,120	$—	$1,597	$7,198	$8,795
Pima Norte	1,086	7,162	1,690	517	1,086	9,369	10,455
Uptown Tower	1,621	15,551	3,149	—	1,621	18,700	20,321
Woodlake Plaza	1,107	4,426	1,251	—	1,107	5,677	6,784
	$5,411	$33,217	$7,210	$517	$5,411	$40,944	$46,355
Total Operating Portfolio	$140,138	$385,153	$46,498	$517	$140,138	$432,168	$572,306

Corporate Park Woodland II	$2,758	$—	$5	$—	$2,758	$5	$2,763
Fountain Hills Plaza	5,113	15,340	11	—	5,113	15,351	20,464
Fulton Ranch Towne Center	7,604	22,612	3	—	7,604	22,615	30,219
The Promenade at Fulton Ranch	5,198	13,367	6	—	5,198	13,373	18,571
The Shops at Williams Trace	5,920	14,297	—	—	5,920	14,297	20,217
Total - Development Portfolio (3)	$26,593	$65,616	$25	$—	$26,593	$65,641	$92,234

Anthem Marketplace	$204	$—	$—	$—	$204	$—	$204
Dana Park Development	4,000	—	—	—	4,000	—	4,000
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Pinnacle Phase II	1,000	—	219	337	1,000	556	1,556
Shops at Starwood Phase III	1,818	—	176	380	1,818	556	2,374
Total - Property Held for Development	$8,003	$—	$395	$717	$8,003	$1,112	$9,115

Grand Totals	$174,734	$450,769	$46,918	$1,234	$174,734	$498,921	$673,655

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Retail Communities:
Ahwatukee Plaza		$416		8/16/2011	5-39 years
Anthem Marketplace	(4)	702		6/28/2013	5-39 years
Bellnott Square		1,660		1/1/2002	5-39 years
Bissonnet Beltway		1,455		1/1/1999	5-39 years
Centre South		929		1/1/2000	5-39 years
The Citadel		675		9/28/2010	5-39 years
Desert Canyon		271		4/13/2011	5-39 years
Fountain Square		676		9/21/2012	5-39 years
Gilbert Tuscany Village		609		6/28/2011	5-39 years
Heritage Trace Plaza		177		7/1/2014	5-39 years
Holly Knight		902		8/1/2000	5-39 years
Headquarters Village	(5)	846		3/28/2013	5-39 years
Kempwood Plaza		1,092		2/2/1999	5-39 years
Lion Square		2,783		1/1/2000	5-39 years
The Marketplace at Central		693		11/1/2010	5-39 years
Market Street at DC Ranch		808		12/5/2013	5-39 years
Mercado at Scottsdale Ranch	(6)	515		6/19/2013	5-39 years
Paradise Plaza	(7)	663		8/8/2012	5-39 years
Pinnacle of Scottsdale	(8)	1,908		12/22/2011	5-39 years
Providence		1,704		3/30/2001	5-39 years
Shaver		280		12/17/1999	5-39 years
Shops at Pecos Ranch	(9)	817		12/28/2012	5-39 years
Shops at Starwood	(10)	908		12/28/2011	5-39 years
South Richey		1,554		8/25/1999	5-39 years
Spoerlein Commons		1,273		1/16/2009	5-39 years
The Strand at Huebner Oaks		79		9/19/2014	5-39 years
SugarPark Plaza		2,202		9/8/2004	5-39 years
Sunridge		564		1/1/2002	5-39 years
Sunset at Pinnacle Peak		210		5/29/2012	5-39 years
Terravita Marketplace	(11)	914		8/8/2011	5-39 years
Torrey Square		1,875		1/1/2000	5-39 years
Town Park		1,598		1/1/1999	5-39 years
Village Square at Dana Park	(12)	2,344		9/21/2012	5-39 years
Webster Pointe		631		1/1/2000	5-39 years
Westchase		1,314		1/1/2002	5-39 years
Williams Trace Plaza		—		12/24/2014	5-39 years
Windsor Park		4,828		12/16/2003	5-39 years
		$40,875
Office/Flex Communities:
Brookhill		$397		1/1/2002	5-39 years
Corporate Park Northwest		2,725		1/1/2002	5-39 years
Corporate Park West	(13)	4,007		1/1/2002	5-39 years
Corporate Park Woodland	(13)	2,761	11/1/2000		5-39 years
Dairy Ashford	(13)	603		1/1/1999	5-39 years
Holly Hall Industrial Park	(13)	1,040		1/1/2002	5-39 years
Interstate 10 Warehouse	(13)	2,434		1/1/1999	5-39 years
Main Park	(13)	1,445		1/1/1999	5-39 years

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Plaza Park	(13)	1,987		1/1/2000	5-39 years
Westbelt Plaza	(13)	1,501		1/1/1999	5-39 years
Westgate Service Center	(13)	1,239		1/1/2002	5-39 years
		$20,139
Office Communities:
9101 LBJ Freeway		$1,816		8/10/2005	5-39 years
Pima Norte		1,548		10/4/2007	5-39 years
Uptown Tower	(14)	5,076		11/22/2005	5-39 years
Woodlake Plaza	(15)	1,561		3/14/2005	5-39 years
		$10,001
Total Operating Portfolio		$71,015

Corporate Park Woodland II		$3		10/17/2013	5-39 years
Fountain Hills Plaza		492		10/7/2013	5-39 years
Fulton Ranch Towne Center		48		11/5/2014	5-39 years
The Promenade at Fulton Ranch		29		11/5/2014	5-39 years
The Shops at Williams Trace		—		12/24/2014	5-39 years
Total - Development Portfolio (3)		$572

Anthem Marketplace		$—		6/28/2013	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Pinnacle Phase II		—		12/28/2011	Land - Not Depreciated
Shops at Starwood Phase III		—		12/28/2011	Land - Not Depreciated
Total - Property Held For Development		$—

Grand Total		$71,587

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2014	2013	2012
Balance at beginning of period	$537,872	$401,325	$284,152
Additions during the period:
Acquisitions	132,734	130,731	107,392
Improvements	9,330	6,164	12,631
	142,064	136,895	120,023
Deductions - cost of real estate sold or retired	(6,281)	(348)	(2,850)
Balance at close of period	$673,655	$537,872	$401,325

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $649,771.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(4)	This property secures a $15.1 million mortgage note.

(5)	This property secures a $19.0 million mortgage note.

(6)	This property secures a $11.1 million mortgage note.

(7)	This property secures a $9.2 million mortgage note.

(8)	This property secures a $14.1 million mortgage note.

(9)	This property secures a $14.0 million mortgage note.

(10)	This property secures a $14.3 million mortgage note.

(11)	This property secures a $10.5 million mortgage note.

(12)	This property secures a $2.6 million mortgage note.

(13)	These properties secure a $37.0 million mortgage note.

(14)	This property secures a $16.5 million mortgage note.

(15)	This property secures a $6.5 million mortgage note.

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

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

10.34+
First Amendment to the Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2011)

Exhibit No.	Description

10.35+	Separation Agreement between Whitestone REIT and Valarie King (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2012)

10.36+
Summary of Relocation Agreement between Whitestone REIT and James C. Mastandrea (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 9, 2012)

10.37+
Separation Agreement between Whitestone REIT and Richard Rollnick (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2013)

10.38
Loan Agreement, dated November 26, 2013, by and between Whitestone Industrial-Office LLC and Jackson National Life Insurance Company (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 3, 2013)

10.39
Fixed Rate Promissory Note by Whitestone Industrial-Office LLC to Jackson Life National Insurance Company, dated November 26, 2013 (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 3, 2013)

10.40+
Employment Agreement between Whitestone REIT and James C. Mastandrea (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.41+	Employment Agreement between Whitestone REIT and David K. Holeman (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.42+
Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.43+
Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.44
Amended and Restated Credit Agreement between Whitestone REIT Operating Partnership, L.P. and Bank of Montreal dated November 7, 2014 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 12, 2014)

10.45*+	Change in Control Agreement between Whitestone REIT and Christine J. Mastandrea

12.1*	Statement of Calculation of Consolidated Ratio of Earnings to Fixed Charges

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101. SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

________________________

*    Filed herewith.
**    Furnished herewith.

***    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

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