Form 10-Q
period 2015-03-31
Whitestone REIT
filed 2015-05-07
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 23,232,760 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$682,571	$673,655
Accumulated depreciation	(75,782)	(71,587)
Total real estate assets	606,789	602,068
Cash and cash equivalents	4,320	4,236
Marketable securities	1,015	973
Escrows and acquisition deposits	3,386	4,092
Accrued rents and accounts receivable, net of allowance for doubtful accounts	12,188	11,834
Unamortized lease commissions and loan costs	8,590	8,879
Prepaid expenses and other assets	3,067	2,215
Total assets	$639,355	$634,297

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$403,524	$394,093
Accounts payable and accrued expenses	15,051	15,882
Tenants' security deposits	4,418	4,372
Dividends and distributions payable	6,747	6,627
Total liabilities	429,740	420,974
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 23,264,518 and 22,835,695 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	305,862	304,078
Accumulated deficit	(99,006)	(93,938)
Accumulated other comprehensive loss	(363)	(91)
Total Whitestone REIT shareholders' equity	206,516	210,072
Noncontrolling interest in subsidiary	3,099	3,251
Total equity	209,615	213,323
Total liabilities and equity	$639,355	$634,297

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Property revenues
Rental revenues	$16,465	$13,614
Other revenues	4,787	3,761
Total property revenues	21,252	17,375

Property expenses
Property operation and maintenance	4,083	3,524
Real estate taxes	2,904	2,277
Total property expenses	6,987	5,801

Other expenses (income)
General and administrative	4,485	2,957
Depreciation and amortization	4,564	3,829
Interest expense	3,408	2,329
Interest, dividend and other investment income	(9)	(21)
Total other expense	12,448	9,094

Income from continuing operations before loss on sale or disposal of assets and income taxes	1,817	2,480

Provision for income taxes	(83)	(81)
Loss on sale or disposal of assets	(105)	(87)
Income from continuing operations	1,629	2,312

Income (loss) from discontinued operations	(8)	120
Income (loss) from discontinued operations	(8)	120

Net income	1,621	2,432

Less: Net income attributable to noncontrolling interests	27	60

Net income attributable to Whitestone REIT	$1,594	$2,372

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.07	$0.10
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.11
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.10
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.06	$0.11

Weighted average number of common shares outstanding:
Basic	22,577	21,823
Diluted	23,226	21,949

Distributions declared per common share / OP unit	$0.2850	$0.2850

Consolidated Statements of Comprehensive Income

Net income	$1,621	$2,432

Other comprehensive gain (loss)

Unrealized loss on cash flow hedging activities	(319)	(38)
Unrealized gain on available-for-sale marketable securities	41	83

Comprehensive income	1,343	2,477

Less: Comprehensive income attributable to noncontrolling interests	23	61

Comprehensive income attributable to Whitestone REIT	$1,320	$2,416

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2014	22,836	$23	$304,078	$(93,938)	$(91)	$210,072	398	$3,251	$213,323

Exchange of noncontrolling interest OP units for common shares	8	—	62	—	2	64	(8)	(64)	—

Issuance of shares under dividend reinvestment plan	1	—	23	—	—	23	—	—	23

Share-based compensation	420	—	1,699	—	—	1,699	—	—	1,699

Distributions	—	—	—	(6,662)	—	(6,662)	—	(111)	(6,773)

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(314)	(314)	—	(5)	(319)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	40	40	—	1	41

Net income	—	—	—	1,594	—	1,594	—	27	1,621

Balance, March 31, 2015	23,265	$23	$305,862	$(99,006)	$(363)	$206,516	390	$3,099	$209,615

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income from continuing operations	$1,629	$2,312
Net income (loss) from discontinued operations	(8)	120
Net income	1,621	2,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,564	3,831
Amortization of deferred loan costs	300	202
Amortization of notes payable discount	74	76
Loss on sale or disposal of assets and properties	105	84
Bad debt expense	184	390
Share-based compensation	1,699	373
Changes in operating assets and liabilities:
Escrows and acquisition deposits	706	(96)
Accrued rent and accounts receivable	(538)	(960)
Unamortized lease commissions	(273)	(290)
Prepaid expenses and other assets	145	135
Accounts payable and accrued expenses	(1,122)	(241)
Tenants' security deposits	46	132
Net cash provided by operating activities	7,519	5,948
Net cash provided by (used in) operating activities of discontinued operations	(8)	33
Cash flows from investing activities:
Acquisitions of real estate	(6,300)	—
Additions to real estate	(2,876)	(2,090)
Net cash used in investing activities	(9,176)	(2,090)
Net cash used in investing activities of discontinued operations	—	(33)
Cash flows from financing activities:
Distributions paid to common shareholders	(6,526)	(6,231)
Distributions paid to OP unit holders	(113)	(158)
Payments of exchange offer costs	—	(14)
Proceeds from revolving credit facility, net	9,000	—
Repayments of notes payable	(612)	(493)
Net cash provided by (used in) financing activities	1,749	(6,896)
Net cash used in financing activities of discontinued operations	—	(11)
Net increase (decrease) in cash and cash equivalents	84	(3,049)
Cash and cash equivalents at beginning of period	4,236	6,491
Cash and cash equivalents at end of period	$4,320	$3,442

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,132	$2,137
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$41	$45
Financed insurance premiums	$1,057	$888
Value of shares issued under dividend reinvestment plan	$23	$26
Value of common shares exchanged for OP units	$64	$103
Change in fair value of available-for-sale securities	$41	$83
Change in fair value of cash flow hedge	$(319)	$(38)

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2014 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended March 31, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2015, and the results of operations for the three month periods ended March 31, 2015 and 2014, the consolidated statements of changes in equity for the three month period ended March 31, 2015 and cash flows for the three month periods ended March 31, 2015 and 2014.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Business.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2015 and December 31, 2014, Whitestone owned and operated 64 and 63 commercial properties, respectively, in and around Houston, Dallas-Fort Worth, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of March 31, 2015 and December 31, 2014, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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
March 31, 2015
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

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of March 31, 2015, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2015, approximately $26,000 and $16,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2014, approximately $25,000 and $25,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,674,000 and $373,000 in share-based compensation for the three months ended March 31, 2015 and 2014, respectively.

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

See our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  In April 2014, the FASB issued guidance updating the criteria for reporting the disposal of a component of an entity as a discontinued operation. This guidance was effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted only for disposals that have not been reported in financial statements previously issued or available for issuance. We have adopted the guidance beginning with the year ended December 31, 2014.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective retrospectively for reporting periods beginning on or after December 15, 2015 with early adoption permitted only for financial statements that have not been previously issued. We are currently in the process of evaluating the impact of adoption on our consolidated balance sheets.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of March 31, 2015 and December 31, 2014. Available-for-sale securities consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(91)	$1,015
Total available-for-sale securities	$1,106	$—	$(91)	$1,015

	December 31, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(133)	$973
Total available-for-sale securities	$1,106	$—	$(133)	$973

During the three months ended March 31, 2015 and 2014, no available-for-sale securities were sold. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $91,000 and $146,000 for the three months ended March 31, 2015 and 2014, respectively, has been included in accumulated other comprehensive income.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2015	December 31, 2014

Tenant receivables	$8,560	$7,998
Accrued rents and other recoveries	8,776	8,800
Allowance for doubtful accounts	(5,148)	(4,964)
Total	$12,188	$11,834

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

5. UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Lease commissions	$5,932	$5,936
Deferred financing cost	5,821	5,785
Total cost	11,753	11,721
Less: lease commissions accumulated amortization	(2,395)	(2,373)
Less: deferred financing cost accumulated amortization	(768)	(469)
Total cost, net of accumulated amortization	$8,590	$8,879

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2015	December 31, 2014
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,400	$10,460
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 17, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	35,858	36,090
$6.5 million 3.80% Note, due January 1, 2019	6,314	6,355
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,888	7,888
$2.6 million 5.46% Note, due October 1, 2023	2,576	2,583
$11.1 million 5.87% Note, due August 6, 2016	11,531	11,607
$0.9 million 2.97% Note, due November 28, 2015	847	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due November 7, 2018	129,100	120,100
$50.0 million, LIBOR plus 1.35% to 1.90% Note, due November 7, 2019	50,000	50,000
	$403,524	$394,093

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our previous unsecured revolving credit facility at 0.84%.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (See Note 14). The 5.46% fixed interest rate note matures October 1, 2023.

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

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “Facility”) with the lenders party thereto, with BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The Facility amended and restated our previous unsecured revolving credit facility. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

The Facility is comprised of three tranches:

•	$400 million unsecured revolving credit facility (the “Revolver”);

•	$50 million unsecured term loan (the “Term Loan 1”); and

•	$50 million unsecured term loan (the “Term Loan 2”).

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. The Revolver will mature on November 7, 2018, with an option to extend for one additional year to November 7, 2019, subject to certain conditions, including payment of an extension fee. The Term Loan 1 will mature on February 17, 2017, and the Term Loan 2 will mature on November 7, 2019.

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

We will serve as the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of March 31, 2015, we were in compliance with all covenants under the Facility.

As of March 31, 2015, $229.1 million was drawn on the Facility, and our remaining borrowing capacity was $270.9 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

On September 3, 2014, we, operating through our subsidiary, Whitestone Pecos Ranch, LLC, a Delaware limited liability company, entered into a $14.0 million promissory note (the “Pecos Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Pecos Note were used to repay a portion of our previous unsecured revolving credit facility.

On August 26, 2014, we, operating through our subsidiary, Whitestone Shops at Starwood, LLC, a Delaware limited liability company, entered into a $14.3 million promissory note (the “Starwood Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Starwood Note were used to repay a portion of our previous unsecured revolving credit facility.

As of March 31, 2015, our $173.6 million in secured debt was collateralized by 20 properties with a carrying value of $216.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2015, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2015 were as follows (in thousands):

Year	Amount Due

2015	$2,287
2016	13,269
2017	60,212
2018	141,236
2019	58,049
Thereafter	128,471
Total	$403,524

7.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
March 31, 2015	Accounts payable and accrued expenses	$1,247
December 31, 2014	Accounts payable and accrued expenses	$1,016

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Loss	Location of Gain (Loss) Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended March 31, 2015	$(319)	Interest expense	$(207)
Three months ended March 31, 2014	$(38)	Interest expense	$(190)

(1)	We did not recognize any ineffective portion of our interest rate swaps in earnings for the three months ended March 31, 2015 and 2014.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2015 and 2014, 392,599 and 555,681 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended March 31, 2015 and 2014, distributions of $116,000 and $38,000, respectively, were made to holders of certain restricted common shares, $9,000 and $19,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Income from continuing operations	$1,629	$2,312
Less: Net income attributable to noncontrolling interests	(28)	(57)
Distributions paid on unvested restricted shares	(107)	(19)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	1,494	2,236
Income (loss) from discontinued operations	(8)	120
Less: Net (income) loss attributable to noncontrolling interests	1	(3)
Income from discontinued operations attributable to Whitestone REIT	(7)	117
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,487	$2,353

Denominator:
Weighted average number of common shares - basic	22,577	21,823
Effect of dilutive securities:
Unvested restricted shares	649	126
Weighted average number of common shares - dilutive	23,226	21,949

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.07	$0.10
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.11
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.10
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.06	$0.11

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2015 and 2014, we recognized approximately $82,000 and $67,000 in margin tax provision, respectively.

10.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  Pursuant to the terms and conditions of the agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. During the three months ended March 31, 2015 and 2014, we did not sell any common shares under the equity distribution program.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2015, we owned a 98.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2015 and December 31, 2014, there were 23,347,840 and 22,926,599 OP units outstanding, respectively.  We owned 22,957,230 and 22,528,207 OP units as of March 31, 2015 and December 31, 2014, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.3% and 97.5% for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, 7,782 and 11,403 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2014 and the three months ended March 31, 2015 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2015
First Quarter	$0.2850	$6,526	$0.2850	$113	$6,639
Total	$0.2850	$6,526	$0.2850	$113	$6,639

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

11.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Plan. On December 22, 2010, our board of trustees amended the 2008 Plan to allow for awards in or related to Class B common shares pursuant to the 2008 Plan. On June 27, 2012, our Class B common shares were redesignated as “common shares.” The 2008 Plan, as amended, provides that awards may be made with respect to common shares of Whitestone or OP units, which may be converted into cash or, at our option, common shares of Whitestone. The maximum aggregate number of common shares that may be issued under the 2008 Plan is increased upon each issuance of common shares by Whitestone so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of common shares of Whitestone and OP units issued and outstanding (other than shares and/or OP units issued to or held by Whitestone).

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

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units for 51 of our employees. The modified time-based shares will vest annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment is required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. If the performance targets are not met prior to December 31, 2018, any unvested performance-based restricted common shares and restricted common units will be forfeited.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	2,411,068	$14.45
Granted	46,100	15.69
Vested	—	—
Forfeited	(39,000)	14.45
Non-vested at March 31, 2015	2,418,168	$14.47
Available for grant at March 31, 2015	622,292

A summary of our non-vested and vested shares activity for the three months ended March 31, 2015 and years ended December 31, 2014, 2013, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2015	46,100	$15.69	—	$—
Year Ended December 31, 2014	2,058,930	14.40	(133,774)	1,721
Year Ended December 31, 2013	328,005	15.43	(15,270)	224
Year Ended December 31, 2012	99,700	13.03	(16,208)	223
Year Ended December 31, 2011	—	—	(5,169)	—

Total compensation recognized in earnings for share-based payments was $1,674,000 and $373,000 for the three months ended March 31, 2015 and 2014, respectively.

Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 51 months. As of March 31, 2015, there was approximately $11.7 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 51 months and approximately $4.0 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 24 months beginning on April 1, 2015.

We expect to record approximately $6.1 million in non-cash share-based compensation expense in 2015 and $11.3 million subsequent to 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 36 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

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
March 31, 2015
(Unaudited)

13. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

14. REAL ESTATE

Property Acquisitions. On March 31, 2015, we acquired City View Village, a property that meets our Community Centered Property™ strategy, for approximately $6.3 million in cash and net prorations. The 17,870 square foot property was 100% leased at the time of purchase and is located in San Antonio, Texas.

On December 24, 2014, we acquired the hard corner at our Village Square at Dana Park property for approximately $4.7 million, in exchange for the assumption of a $2.6 million non-recourse loan and cash of $2.1 million. The 12,047 square foot property was 88% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona.

On December 24, 2014, we acquired The Shops at Williams Trace, a property that meets our Community Centered Property™ strategy, for approximately $20.2 million in cash and net prorations. The 132,991 square foot property was 87% leased at the time of purchase and is located in Sugar Land, Texas.

On December 24, 2014, we acquired Williams Trace Plaza, a property that meets our Community Centered Property™ strategy, for approximately $20.4 million in cash and net prorations. The 129,222 square foot property was 95% leased at the time of purchase and is located in Sugar Land, Texas.

On December 19, 2014, we acquired a 1.39 acre parcel of undeveloped land for $0.9 million in cash and net prorations. The undeveloped land parcel is adjacent to our Fulton Ranch Towne Center property.

On November 5, 2014, we acquired Fulton Ranch Towne Center, a property that meets our Community Centered Property™ strategy, for approximately $29.3 million in cash and net prorations. The 113,281.0 square foot property was 86% leased at the time of purchase and is located in Chandler, Arizona.

On November 5, 2014, we acquired The Promenade at Fulton Ranch, a property that meets our Community Centered Property™ strategy, for approximately $18.6 million in cash and net prorations. The 98,792 square foot property was 76% leased at the time of purchase and is located in Chandler, Arizona.

On September 19, 2014, we acquired The Strand at Huebner Oaks, a property that meets our Community Centered Property™ strategy, for approximately $18.0 million in cash and net prorations. The 73,920 square foot property was 90% leased at the time of purchase and is located in San Antonio, Texas.

On July 1, 2014, we acquired Heritage Trace Plaza, a property that meets our Community Centered Property™ strategy, for approximately $20.1 million in cash and net prorations. The 70,431 square foot property was 98% leased at the time of purchase and is located in Fort Worth, Texas.

Property Dispositions. On December 31, 2014, we completed the sale of three office buildings (Zeta, Royal Crest and Featherwood), located in the Clear Lake suburb of Houston, Texas, for $10.3 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties that do not fit our Community Centered Property™ strategy. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2014 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The operating results for properties classified as discontinued operations consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Property revenues	$1	$412
Property expenses	8	169
Depreciation and amortization	—	79
Interest expense	—	43
Provision for income taxes	—	3
Loss (gain) on sale or disposal of assets	1	(2)
Income (loss) from discontinued operations	$(8)	$120

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2014, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

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

As of March 31, 2015, we owned and operated 64 commercial properties consisting of:

Operating Portfolio

•	38 retail properties containing approximately 3.3 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $432.8 million;

•	four office properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $36.4 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $37.2 million.
Redevelopment, New Acquisitions Portfolio

•	five retail properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $91.2 million; and

•	six parcels of land held for future development having a total carrying value of $9.2 million.
As of March 31, 2015, we had an aggregate of 1,355 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.1% of our annualized rental revenues for the three months ended March 31, 2015.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 76 new and renewal leases during the three months ended March 31, 2015, totaling 196,401 square feet and approximately $8.6 million in total lease value.  This compares to 113 new and renewal leases totaling 231,720 square feet and approximately $11.5 million in total lease value during the same period in 2014.

We employed 86 full-time employees as of March 31, 2015.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $21.3 million and $17.4 million for the three months ended March 31, 2015 and 2014, respectively.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past two years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. We expect this trend to continue in 2015.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2015, approximately 29% of our gross leasable area was subject to leases that expire prior to December 31, 2016.  Over the last two years, we have renewed leases covering approximately 76% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On March 31, 2015, we acquired City View Village, a property that meets our Community Centered PropertyTM strategy, for approximately $6.3 million in cash and net prorations. The 17,870 square foot property was 100% leased at the time of purchase and is located in San Antonio, Texas.

On December 24, 2014, we acquired the hard corner at our Village Square at Dana Park property for approximately $4.7 million, in exchange for the assumption of a $2.6 million non-recourse loan and cash of $2.1 million. The 12,047 square foot property was 88% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona.

On December 24, 2014, we acquired The Shops at Williams Trace, a property that meets our Community Centered PropertyTM strategy, for approximately $20.2 million in cash and net prorations. The 132,991 square foot property was 87% leased at the time of purchase and is located in Sugar Land, Texas.

On December 24, 2014, we acquired Williams Trace Plaza, a property that meets our Community Centered PropertyTM strategy, for approximately $20.4 million in cash and net prorations. The 129,222 square foot property was 95% leased at the time of purchase and is located in Sugar Land, Texas.

On December 19, 2014, we acquired a 1.39 acre parcel of undeveloped land for $0.9 million in cash and net prorations. The undeveloped land parcel is adjacent to our Fulton Ranch Towne Center property.

On November 5, 2014, we acquired Fulton Ranch Towne Center, a property that meets our Community Centered PropertyTM strategy, for approximately $29.3 million in cash and net prorations. The 113,281 square foot property was 86% leased at the time of purchase and is located in Chandler, Arizona.

On November 5, 2014, we acquired The Promenade at Fulton Ranch, a property that meets our Community Centered PropertyTM strategy, for approximately $18.6 million in cash and net prorations. The 98,792 square foot property was 76% leased at the time of purchase and is located in Chandler, Arizona.

On September 19, 2014, we acquired The Strand at Huebner Oaks, a property that meets our Community Centered PropertyTM strategy, for approximately $18.0 million in cash and net prorations. The 73,920 square foot property was 90% leased at the time of purchase and is located in San Antonio, Texas.

On July 1, 2014, we acquired Heritage Trace Plaza, a property that meets our Community Centered PropertyTM strategy, for approximately $20.1 million in cash and net prorations. The 70,431 square foot property was 98% leased at the time of purchase and is located in Fort Worth, Texas.

Leasing Activity

As of March 31, 2015, we owned 64 properties with 5,503,663 square feet of gross leasable area, which were approximately 86% occupied. Our occupancy rate for all properties was approximately 86% and 87% occupied as of March 31, 2015 and March 31, 2014, respectively. The following is a summary of the Company's leasing activity for the three months ended March 31, 2015:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	42	78,812	2.7	$1.37	$13.86	$13.38	10.9%
New Leases	18	50,089	2.7	3.55	17.03	16.66	4.9%
Total	60	128,901	2.7	$2.21	$15.10	$14.66	8.1%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	2	4,438	7.9	$21.37	$22.15
New Leases	14	64,380	3.8	5.28	11.03
Total	16	68,818	4.1	$6.32	$11.75

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Contractual Expenditures

The following is a summary of the Company's capital expenditures for the three months ended March 31, 2015 and March 31, 2014 (in thousands):

	2015	2014
Capital expenditures:
Tenant improvements and allowances	$1,403	$998
Developments / redevelopments	959	951
Leasing commissions and costs	242	356
Maintenance capital expenditures	514	141
Total capital expenditures	$3,118	$2,446

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the three months ended March 31, 2015.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table provides a summary comparison of our results of operations for the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended March 31,
	2015	2014
Number of properties owned and operated (1)	64	57
Aggregate gross leasable area (sq. ft.) (1)	5,503,663	4,853,930
Ending occupancy rate - operating portfolio(2)	86%	86%
Ending occupancy rate - all properties	86%	86%

Total property revenues	$21,252	$17,375
Total property expenses	6,987	5,801
Total other expenses	12,448	9,094
Provision for income taxes	83	81
Loss on disposal of assets	105	87
Income from continuing operations	1,629	2,312
Income (loss) from discontinued operations, net of taxes	(8)	120
Net income	1,621	2,432
Less: Net income attributable to noncontrolling interests	27	60
Net income attributable to Whitestone REIT	$1,594	$2,372

Funds from operations core (3)	$8,184	$7,017
Property net operating income (4)	14,265	11,574
Distributions paid on common shares and OP units	6,639	6,389
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	81%	91%

(1)	Excludes 112,400 square feet of gross leasable area in three office buildings sold on December 31, 2014, Zeta, Royal Crest and Featherwood, located in Houston, Texas.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations core to net income, see “Funds From Operations Core” below.

(4)	For a reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $21,252,000 for the three months ended March 31, 2015 as compared to $17,375,000 for the three months ended March 31, 2014, an increase of $3,877,000, or 22%. The three months ended March 31, 2015 included $3,421,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended March 31, 2015 to the three months ended March 31, 2014, New Stores include properties acquired between January 1, 2014 and March 31, 2015. Same Store revenues increased $456,000 for the three months ended March 31, 2015 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended March 31, 2015 to the three months ended March 31, 2014, Same Stores include properties currently owned that were acquired before January 1, 2014. Same Store average occupancy decreased from 86.4% for the three months ended March 31, 2014 to 86.1% for the three months ended March 31, 2015, decreasing Same Store revenue $46,000. The Same Store average revenue per leased square foot increased $0.48 for the three months ended March 31, 2015 to $17.05 per leased square foot as compared to the average revenue per leased square foot of $16.57 for the three months ended March 31, 2014, resulting in an increase of Same Store revenues of $502,000.

Property expenses.  Our property expenses were approximately $6,987,000 for the three months ended March 31, 2015 as compared to $5,801,000 for the three months ended March 31, 2014, an increase of $1,186,000, or 20.4%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Overall Property Expenses	2015	2014	Change	% Change
Real estate taxes	$2,904	$2,277	$627	28%
Utilities	951	921	30	3%
Contract services	1,238	1,081	157	15%
Repairs and maintenance	650	473	177	37%
Bad debt	211	390	(179)	(46)%
Labor and other	1,033	659	374	57%
Total property expenses	$6,987	$5,801	$1,186	20%

	Three Months Ended March 31,
Same Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$2,471	$2,277	$194	9%
Utilities	879	921	(42)	(5)%
Contract services	1,090	1,081	9	1%
Repairs and maintenance	589	473	116	25%
Bad debt	200	390	(190)	(49)%
Labor and other	889	659	230	35%
Total property expenses	$6,118	$5,801	$317	5%

	Three Months Ended March 31,
New Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$433	$—	$433	Not meaningful
Utilities	72	—	72	Not meaningful
Contract services	148	—	148	Not meaningful
Repairs and maintenance	61	—	61	Not meaningful
Bad debt	11	—	11	Not meaningful
Labor and other	144	—	144	Not meaningful
Total property expenses	$869	$—	$869	Not meaningful

Real estate taxes.  Real estate taxes increased $627,000, or 28%, during the three months ended March 31, 2015 as compared to the same period in 2014. Real estate taxes for New Store properties increased approximately $433,000 for the three months ended March 31, 2015. Same Store real estate taxes increased approximately $194,000 during the three months ended March 31, 2015 as compared to the same period in 2014. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $30,000, or 3%, during the three months ended March 31, 2015 as compared to the same period in 2014. Utilities expense increases attributable to New Store properties were approximately $72,000 for the three months ended March 31, 2015. Same Store utilities expenses decreased approximately $42,000, or 5%, during the three months ended March 31, 2015 as compared to the same period in 2014.

Contract services.  Contract services increased $157,000, or 15%, during the three months ended March 31, 2015 as compared to the same period in 2014. The increase in contract services expenses included $148,000 in increases for New Store properties for the three months ended March 31, 2015. Same Store contract service expenses increased approximately $9,000 during the three months ended March 31, 2015 as compared to the same period in 2014.

Repairs and maintenance. Repairs and maintenance expenses increased $177,000, or 37%, during the three months ended March 31, 2015 as compared to the same period in 2014. Repairs and maintenance expenses for the three months ended March 31, 2015 included approximately $61,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $116,000 during the three months ended March 31, 2015 as compared to the same period in 2014.

Bad debt.  Bad debt expenses decreased $179,000, or 46%, during the three months ended March 31, 2015 as compared to the same period in 2014. Bad debt expenses for the three months ended March 31, 2015 included approximately $11,000 in increases for New Store properties. Same Store bad debt decreased approximately $190,000 during the three months ended March 31, 2015 as compared to the same period in 2014.

Labor and other.  Labor and other expenses decreased $374,000, or 57%, during the three months ended March 31, 2015 as compared to the same period in 2014. Labor and other expenses for the three months ended March 31, 2015 included approximately $144,000 in increased cost for New Store properties. Same Store labor and other expenses increased approximately $230,000 during the three months ended March 31, 2015 as compared to the same period in 2014.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended March 31,			Percent
	2015	2014	Change	Change
Same store (51 properties, exclusive of land held for development)
Property revenues
Rental revenues	$13,972	$13,614	$358	2.6%
Other revenues	3,859	3,761	98	2.6%
Total property revenues	17,831	17,375	456	2.6%

Property expenses
Property operation and maintenance	3,647	3,524	123	3.5%
Real estate taxes	2,471	2,277	194	8.5%
Total property expenses	6,118	5,801	317	5.5%

Total same store net operating income	11,713	11,574	139	1.2%

New store (7 properties, exclusive of land held for development)
Property revenues
Rental revenues	2,493	—	2,493	Not Meaningful
Other revenues	928	—	928	Not Meaningful
Total property revenues	3,421	—	3,421	Not Meaningful

Property expenses
Property operation and maintenance	436	—	436	Not Meaningful
Real estate taxes	433	—	433	Not Meaningful
Total property expenses	869	—	869	Not Meaningful

Total new store net operating income	2,552	—	2,552	Not Meaningful

Total property net operating income	14,265	11,574	2,691	23.3%

Less total other expenses, provision for income taxes and loss on disposal of assets	12,636	9,262	3,374	36.4%

Income from continuing operations	1,629	2,312	(683)	(29.5)%
Income from discontinued operations, net of taxes	(8)	120	(128)	(106.7)%

Net income	$1,621	$2,432	$(811)	(33.3)%

Other expenses.  Our other expenses were $12,448,000 for the three months ended March 31, 2015, as compared to $9,094,000 for the three months ended March 31, 2014, an increase of $3,354,000, or 37%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Change	% Change
General and administrative	$4,485	$2,957	$1,528	52%
Depreciation and amortization	4,564	3,829	735	19%
Interest expense	3,408	2,329	1,079	46%
Interest, dividend and other investment income	(9)	(21)	12	(57)%
Total other expenses	$12,448	$9,094	$3,354	37%

General and administrative.  General and administrative expenses increased approximately $1,528,000, or 52%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was comprised of $1,301,000 in share-based compensation expense, $120,000 in increased office expenses, $54,000 in increased travel costs, $38,000 in increased acquisition costs and $15,000 in other increases.

Total compensation recognized in earnings for share-based payments was $1,674,000 and $373,000 for the three months ended March 31, 2015 and 2014, respectively.

Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 51 months. As of March 31, 2015, there was approximately $11.7 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 51 months and approximately $4.0 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 24 months beginning on April 1, 2015.

We expect to record approximately $6.1 million in non-cash share-based compensation expense in 2015 and $11.3 million subsequent to 2014. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 36 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $735,000, or 19%, for the three months ended March 31, 2015 as compared to the same period in 2014. Depreciation for improvements to Same Store properties increased $47,000 for the three months ended March 31, 2015 as compared to the same period in 2014. Lease commission amortization and depreciation of corporate assets increased $13,000 for the three months ended March 31, 2015 as compared to the same period in 2014. Depreciation for New Store properties increased $675,000.

Interest expense. Interest expense increased $1,079,000, or 46%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase in interest expense is comprised of approximately $1,117,000 in increased interest expense resulting from a $137,248,000 increase in our average notes payable balance during the three months ended March 31, 2015 as compared to the same period in 2014, an increase in amortized loan fees included in interest expense of $99,000 for the three months ended March 31, 2015 and offset by decreased interest expense of $137,000 resulting from a decrease in the average effective interest rate on our average notes payable from 3.25% to 3.12% during three months ended March 31, 2015 as compared to the same period in 2014.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $12,000, or 57%, for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in interest, dividend and other investment income for the three months ended March 31, 2015 as compared to the same period in 2014 is comprised of approximately $1,000 in decreased dividend income and $11,000 in decreased interest income.

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

The primary components of discontinued operations are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2015	2014
Property revenues
Rental revenues	$1	$359
Other revenues	—	53
Total property revenues	1	412

Property expenses
Property operation and maintenance	8	136
Real estate taxes	—	33
Total property expenses	8	169

Other expenses
Interest expense	—	43
Depreciation and amortization	—	79
Total other expense	—	122

Income before loss on disposal of assets and income taxes	(7)	121

Provision for income taxes	—	(3)
Gain (loss) on sale or disposal of property or assets in discontinued operations	(1)	2

Income (loss) from discontinued operations	$(8)	$120

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

Funds From Operations Core (“FFO Core”)

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO AND FFO CORE	2015	2014
Net income attributable to Whitestone REIT	$1,594	$2,372
Depreciation and amortization of real estate assets (1)	4,540	3,901
Loss on disposal of assets (1)	105	85
Net income attributable to noncontrolling interests (1)	27	60
FFO	6,266	6,418

Non cash share-based compensation expense	1,674	373
Acquisition costs	244	146
Rent support agreement payments received	—	80
FFO Core	$8,184	$7,017

(1)	Includes amounts from discontinued operations.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME	2015	2014
Net income attributable to Whitestone REIT	$1,594	$2,372
General and administrative expenses	4,485	2,957
Depreciation and amortization	4,564	3,829
Interest expense	3,408	2,329
Interest, dividend and other investment income	(9)	(21)
Provision for income taxes	83	81
Loss on disposal of assets	105	87
Loss (income) from discontinued operations	8	(120)
Net income attributable to noncontrolling interests	27	60
NOI	$14,265	$11,574

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

     During the three months ended March 31, 2015, our cash provided from operating activities was $7,519,000 and our total distributions were $6,639,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $880,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $4,320,000 as of March 31, 2015, as compared to $4,236,000 on December 31, 2014.  The increase of $84,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $7,519,000 for the three months ended March 31, 2015;

•	Proceeds of $9,000,000 from the Facility;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $6,639,000;

•	Additions to real estate of $2,876,000;

•	Acquisitions of real estate of $6,300,000;

•	Payments of notes payable of $612,000; and

•	Cash flow from discontinued operations of $8,000;

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2015	December 31, 2014
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,400	$10,460
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 17, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	35,858	36,090
$6.5 million 3.80% Note, due January 1, 2019	6,314	6,355
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,888	7,888
$2.6 million 5.46% Note, due October 1, 2023	2,576	2,583
$11.1 million 5.87% Note, due August 6, 2016	11,531	11,607
$0.9 million 2.97% Note, due November 28, 2015	847	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due November 7, 2018	129,100	120,100
$50.0 million, LIBOR plus 1.35% to 1.90% Note, due November 7, 2019	50,000	50,000
	$403,524	$394,093

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our previous unsecured revolving credit facility at 0.84%.

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (See Note 14). The 5.46% fixed interest rate note matures October 1, 2023.

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

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “Facility”) with the lenders party thereto, with BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The Facility amended and restated our previous unsecured revolving credit facility. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

The Facility is comprised of three tranches:

•	$400 million unsecured revolving credit facility (the “Revolver”);

•	$50 million unsecured term loan (the “Term Loan 1”); and

•	$50 million unsecured term loan (the “Term Loan 2”).

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. The Revolver will mature on November 7, 2018, with an option to extend for one additional year to November 7, 2019, subject to certain conditions, including payment of an extension fee. The Term Loan 1 will mature on February 17, 2017, and the Term Loan 2 will mature on November 7, 2019.

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

We will serve as the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of March 31, 2015, we were in compliance with all covenants under the Facility.

As of March 31, 2015, $229.1 million was drawn on the Facility, and our remaining borrowing capacity was $270.9 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital.

On September 3, 2014, we, operating through our subsidiary, Whitestone Pecos Ranch, LLC, a Delaware limited liability company, entered into a $14.0 million promissory note (the “Pecos Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Pecos Note were used to repay a portion of our previous unsecured revolving credit facility.

On August 26, 2014, we, operating through our subsidiary, Whitestone Shops at Starwood, LLC, a Delaware limited liability company, entered into a $14.3 million promissory note (the “Starwood Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Starwood Note were used to repay a portion of our previous unsecured revolving credit facility.

As of March 31, 2015, our $173.6 million in secured debt was collateralized by 20 properties with a carrying value of $216.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2015, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2015 were as follows (in thousands):

Year	Amount Due

2015	$2,287
2016	13,269
2017	60,212
2018	141,236
2019	58,049
Thereafter	128,471
Total	$403,524

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

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2014 and the three months ended March 31, 2015 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2015
First Quarter	$0.2850	$6,526	$0.2850	$113	$6,639
Total	$0.2850	$6,526	$0.2850	$113	$6,639

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of March 31, 2015 and December 31, 2014.

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

Fixed Interest Rate Debt

As of March 31, 2015, $224.4 million, or approximately 56% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2015 of approximately 3.81% per annum with scheduled maturities ranging from 2015 to 2024 (see Note 6 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $9.5 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2015, $179.1 million, or approximately 44% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.35% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.8 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2015 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2014.

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

WHITESTONE REIT
Date:	May 7, 2015	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2015	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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