Form 10-Q
period 2015-06-30
Whitestone REIT
filed 2015-08-07
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, there were 26,977,682 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$730,165	$673,655
Accumulated depreciation	(80,138)	(71,587)
Total real estate assets	650,027	602,068
Cash and cash equivalents	6,251	4,236
Marketable securities	422	973
Escrows and acquisition deposits	4,864	4,092
Accrued rents and accounts receivable, net of allowance for doubtful accounts	12,830	11,834
Unamortized lease commissions and loan costs	8,351	8,879
Prepaid expenses and other assets	2,858	2,215
Total assets	$685,603	$634,297

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$403,287	$394,093
Accounts payable and accrued expenses	15,940	15,882
Tenants' security deposits	4,639	4,372
Dividends and distributions payable	7,800	6,627
Total liabilities	431,666	420,974
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 26,978,270 and 22,835,695 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	356,517	304,078
Accumulated deficit	(105,140)	(93,938)
Accumulated other comprehensive loss	(461)	(91)
Total Whitestone REIT shareholders' equity	250,943	210,072
Noncontrolling interest in subsidiary	2,994	3,251
Total equity	253,937	213,323
Total liabilities and equity	$685,603	$634,297

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Property revenues
Rental revenues	$17,176	$13,443	$33,641	$27,057
Other revenues	4,794	3,819	9,581	7,580
Total property revenues	21,970	17,262	43,222	34,637

Property expenses
Property operation and maintenance	4,339	4,013	8,422	7,537
Real estate taxes	2,925	2,205	5,829	4,482
Total property expenses	7,264	6,218	14,251	12,019

Other expenses (income)
General and administrative	4,998	3,582	9,483	6,539
Depreciation and amortization	4,675	3,834	9,239	7,663
Interest expense	3,516	2,434	6,924	4,763
Interest, dividend and other investment income	(162)	(19)	(171)	(40)
Total other expense	13,027	9,831	25,475	18,925

Income from continuing operations before gain (loss) on sale or disposal of assets and income taxes	1,679	1,213	3,496	3,693

Provision for income taxes	(91)	(55)	(174)	(136)
Gain (loss) on sale or disposal of assets	5	(24)	(100)	(111)
Income from continuing operations	1,593	1,134	3,222	3,446

Income (loss) from discontinued operations	(33)	146	(41)	266
Income (loss) from discontinued operations	(33)	146	(41)	266

Net income	1,560	1,280	3,181	3,712

Less: Net income attributable to noncontrolling interests	26	27	53	87

Net income attributable to Whitestone REIT	$1,534	$1,253	$3,128	$3,625

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.13	$0.15
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.13	$0.16
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.12	$0.15
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.12	$0.16

Weighted average number of common shares outstanding:
Basic	22,869	22,235	22,724	22,030
Diluted	23,401	22,443	23,314	22,192

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.5700	$0.5700

Consolidated Statements of Comprehensive Income

Net income	$1,560	$1,280	$3,181	$3,712

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	43	(259)	(276)	(297)
Unrealized gain (loss) on available-for-sale marketable securities	(139)	22	(98)	105

Comprehensive income	1,464	1,043	2,807	3,520

Less: Comprehensive income attributable to noncontrolling interests	24	23	47	82

Comprehensive income attributable to Whitestone REIT	$1,440	$1,020	$2,760	$3,438

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2014	22,836	$23	$304,078	$(93,938)	$(91)	$210,072	398	$3,251	$213,323

Exchange of noncontrolling interest OP units for common shares	8	—	84	—	(3)	81	(8)	(81)	—

Issuance of shares under dividend reinvestment plan	3	—	47	—	—	47	—	—	47

Issuance of common shares, net of offering costs	3,750	4	49,721	—	—	49,725	—	—	49,725

Repurchase of common shares (1)	(52)	—	(772)	—	—	(772)	—	—	(772)

Share-based compensation	433	—	3,359	—	—	3,359	—	—	3,359

Distributions	—	—	—	(14,330)	—	(14,330)	—	(222)	(14,552)

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(271)	(271)	—	(5)	(276)

Unrealized loss on change in fair value of available-for-sale marketable securities	—	—	—	—	(96)	(96)	—	(2)	(98)

Net income	—	—	—	3,128	—	3,128	—	53	3,181

Balance, June 30, 2015	26,978	$27	$356,517	$(105,140)	$(461)	$250,943	390	$2,994	$253,937

(1)
During the six months ended June 30, 2015, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income from continuing operations	$3,222	$3,446
Net income (loss) from discontinued operations	(41)	266
Net income	3,181	3,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,239	7,663
Amortization of deferred loan costs	601	405
Amortization of notes payable discount	149	153
Gain on sale of marketable securities	(44)	—
Loss on sale or disposal of assets and properties	100	111
Bad debt expense	771	1,052
Share-based compensation	3,359	1,564
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(772)	(324)
Accrued rent and accounts receivable	(1,767)	(1,357)
Unamortized lease commissions	(610)	(557)
Prepaid expenses and other assets	323	345
Accounts payable and accrued expenses	(235)	(739)
Tenants' security deposits	267	219
Net cash provided by operating activities	14,603	11,981
Net cash provided by (used in) operating activities of discontinued operations	(41)	250
Cash flows from investing activities:
Acquisitions of real estate	(51,800)	—
Additions to real estate	(5,009)	(4,847)
Proceeds from sales of marketable securities	496	—
Net cash used in investing activities	(56,313)	(4,847)
Net cash used in investing activities of discontinued operations	—	(143)
Cash flows from financing activities:
Distributions paid to common shareholders	(13,127)	(12,598)
Distributions paid to OP unit holders	(224)	(310)
Proceeds from issuance of common shares, net of offering costs	49,725	5,267
Payments of exchange offer costs	—	(6)
Proceeds from revolving credit facility, net	9,500	3,000
Repayments of notes payable	(1,336)	(1,114)
Repurchase of common shares	(772)	(24)
Net cash provided by (used in) financing activities	43,766	(5,785)
Net cash used in financing activities of discontinued operations	—	(2,905)
Net increase (decrease) in cash and cash equivalents	2,015	(1,449)
Cash and cash equivalents at beginning of period	4,236	6,491
Cash and cash equivalents at end of period	$6,251	$5,042

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,409	$4,447
Cash paid for taxes	$315	$238
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$48	$2,560
Financed insurance premiums	$1,057	$888
Value of shares issued under dividend reinvestment plan	$47	$50
Value of common shares exchanged for OP units	$81	$870
Change in fair value of available-for-sale securities	$(98)	$105
Change in fair value of cash flow hedge	$(276)	$(297)

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2014 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended June 30, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2015, and the results of operations for the three and six month periods ended June 30, 2015 and 2014, the consolidated statements of changes in equity for the six month period ended June 30, 2015 and cash flows for the six month periods ended June 30, 2015 and 2014.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Business.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2015 and December 31, 2014, Whitestone owned and operated 65 and 63 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2015 and December 31, 2014, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of June 30, 2015, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2015, approximately $32,000 and $21,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2015, approximately $58,000 and $37,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2014, approximately $26,000 and $7,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2014, approximately $51,000 and $32,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,669,000 and $1,234,000 in share-based compensation for the three months ended June 30, 2015 and 2014, respectively, and we recognized $3,343,000 and $1,607,000 in share-based compensation for the six months ended June 30, 2015 and 2014, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of June 30, 2015 and December 31, 2014. Available-for-sale securities consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$654	$—	$(232)	$422
Total available-for-sale securities	$654	$—	$(232)	$422

	December 31, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(133)	$973
Total available-for-sale securities	$1,106	$—	$(133)	$973

During the three and six months ended June 30, 2015, available-for-sale securities were sold for total proceeds of $496,000. The gross realized gain on these sales during the three months ended June 30, 2015 were $44,000. During the three and six months ended June 30, 2014, no available-for-sale securities were sold. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $232,000 and $124,000 for the six months ended June 30, 2015 and 2014, respectively, has been included in accumulated other comprehensive income.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2015	December 31, 2014

Tenant receivables	$9,167	$7,998
Accrued rents and other recoveries	9,156	8,800
Allowance for doubtful accounts	(5,493)	(4,964)
Total	$12,830	$11,834

5. UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Lease commissions	$6,121	$5,936
Deferred financing cost	5,821	5,785
Total cost	11,942	11,721
Less: lease commissions accumulated amortization	(2,521)	(2,373)
Less: deferred financing cost accumulated amortization	(1,070)	(469)
Total cost, net of accumulated amortization	$8,351	$8,879

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2015	December 31, 2014
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,340	$10,460
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 17, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	35,623	36,090
$6.5 million 3.80% Note, due January 1, 2019	6,273	6,355
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,887	7,888
$2.6 million 5.46% Note, due October 1, 2023	2,568	2,583
$11.1 million 5.87% Note, due August 6, 2016	11,457	11,607
$0.9 million 2.97% Note, due November 28, 2015	529	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due November 7, 2018	129,600	120,100
$50.0 million, LIBOR plus 1.35% to 1.90% Note, due November 7, 2019	50,000	50,000
	$403,287	$394,093

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our previous unsecured revolving credit facility at 0.84%.

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

We serve as the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of June 30, 2015, we were in compliance with all covenants under the Facility.

As of June 30, 2015, $229.6 million was drawn on the Facility, and our remaining borrowing capacity was $270.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital.

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

As of June 30, 2015, our $173.2 million in secured debt was collateralized by 20 properties with a carrying value of $215.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2015, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2015 were as follows (in thousands):

Year	Amount Due

2015	$1,549
2016	13,269
2017	60,212
2018	141,736
2019	58,049
Thereafter	128,472
Total	$403,287

7.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
June 30, 2015	Accounts payable and accrued expenses	$1,116
December 31, 2014	Accounts payable and accrued expenses	$1,016

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended June 30, 2015	$43	Interest expense	$(203)
Three months ended June 30, 2014	$(259)	Interest expense	$(192)

Six months ended June 30, 2015	$(276)	Interest expense	$(410)
Six months ended June 30, 2014	$(297)	Interest expense	$(382)

(1)	We did not recognize any ineffective portion of our interest rate swaps in earnings for the three and six months ended June 30, 2015 and 2014.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2015 and 2014, 390,323 and 506,513 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2015 and 2014, 391,455 and 530,961 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

For the three months ended June 30, 2015 and 2014, distributions of $172,000 and $78,000, respectively, were made to holders of certain restricted common shares, $9,000 and $25,000, respectively, of which were charged against earnings. For the six months ended June 30, 2015 and 2014, distributions of $288,000 and $116,000, respectively, were made to holders of certain restricted common shares, $18,000 and $44,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Income from continuing operations	$1,593	$1,134	$3,222	$3,446
Less: Net income attributable to noncontrolling interests	(26)	(24)	(54)	(81)
Distributions paid on unvested restricted shares	(163)	(54)	(270)	(73)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	1,404	1,056	2,898	3,292
Income (loss) from discontinued operations	(33)	146	(41)	266
Less: Net (income) loss attributable to noncontrolling interests	—	(3)	1	(6)
Income (loss) from discontinued operations attributable to Whitestone REIT	(33)	143	(40)	260
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,371	$1,199	$2,858	$3,552

Denominator:
Weighted average number of common shares - basic	22,869	22,235	22,724	22,030
Effect of dilutive securities:
Unvested restricted shares	532	208	590	162
Weighted average number of common shares - dilutive	23,401	22,443	23,314	22,192

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.13	$0.15
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.13	$0.16
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.12	$0.15
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.12	$0.16

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2015 and 2014, we recognized approximately $106,000 and $42,000 in margin tax provision, respectively, and for the six months ended June 30, 2015 and 2014, we recognized approximately $188,000 and $109,000 in margin tax provision, respectively.

10.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On June 26, 2015, we completed the sale of 3,750,000 common shares, $0.001 par value per share, at a purchase price of $13.3386 per share. Total net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering to repay a portion of our unsecured credit facility and for general corporate purposes.

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  On August 14, 2013, we entered into a sixth equity distribution agreement on substantially similar terms as the existing equity distribution agreements and amended the existing equity distribution agreements in order to add an additional placement agent (together, the “2013 equity distribution agreements”). Pursuant to the terms and conditions of the 2013 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares. Actual sales would depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We had no obligation to sell any of our common shares, and could at any time suspend offers under the 2013 equity distribution agreements or terminate the 2013 equity distribution agreements. During the three and six months ended June 30, 2015, we did not sell any common shares under the 2013 equity distribution program. During the three and six months ended June 30, 2014, we sold 377,983 common shares under the 2013 equity distribution program, with net proceeds to us of approximately $5.3 million. In connection with such sales, we paid compensation of $0.1 million to the placement agents.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

On June 4, 2015, we entered into six amended and restated equity distribution agreements (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We have not sold any common shares under the 2015 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2015, we owned a 98.6% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2015 and December 31, 2014, there were 27,247,256 and 22,926,599 OP units outstanding, respectively.  We owned 26,857,448 and 22,528,207 OP units as of June 30, 2015 and December 31, 2014, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.4% and 97.8% for the three months ended June 30, 2015 and 2014, respectively, and 98.3% and 97.7% for the six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015 and 2014, 802 and 84,431 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2015 and 2014, 8,584 and 95,834 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2014 and the six months ended June 30, 2015 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2015
Second Quarter	$0.2850	$6,601	$0.2850	$111	$6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$0.5700	$13,127	$0.5700	$224	$13,351

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

On June 30, 2015, the Compensation Committee approved the grant of an aggregate of 143,000 time-based restricted common share units to James C. Mastandrea and David K. Holeman.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	2,411,068	$14.45
Granted	267,280	13.65
Vested	(192,844)	14.47
Forfeited	(71,995)	14.44
Non-vested at June 30, 2015	2,413,509	$14.36
Available for grant at June 30, 2015	970,051

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

A summary of our non-vested and vested shares activity for the six months ended June 30, 2015 and years ended December 31, 2014, 2013, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2015	267,280	$13.65	(192,844)	$2,791
Year Ended December 31, 2014	2,058,930	14.40	(133,774)	1,721
Year Ended December 31, 2013	328,005	15.43	(15,270)	224
Year Ended December 31, 2012	99,700	13.03	(16,208)	223
Year Ended December 31, 2011	—	—	(5,169)	—

Total compensation recognized in earnings for share-based payments was $1,669,000 and $1,234,000 for the three months ended June 30, 2015 and 2014, respectively, and $3,343,000 and $1,607,000 for the six months ended June 30, 2015 and 2014, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 45 months. As of June 30, 2015, there was approximately $11.5 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 45 months and approximately $4.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 21 months beginning on July 1, 2015.

We expect to record approximately $6.9 million in non-cash share-based compensation expense in 2015 and $12.8 million subsequent to 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 31 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

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

14. REAL ESTATE

Property Acquisitions. On May 27, 2015, we acquired Davenport Village, a property that meets our Community Centered Property™ strategy, for approximately $45.5 million in cash and net prorations. The 128,934 square foot property was 85% leased at the time of purchase and is located in Austin, Texas.

On March 31, 2015, we acquired City View Village, a property that meets our Community Centered Property™ strategy, for approximately $6.3 million in cash and net prorations. The 17,870 square foot property was 100% leased at the time of purchase and is located in San Antonio, Texas.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

The operating results for properties classified as discontinued operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Property revenues	$—	$412	1	824
Property expenses	36	175	44	344
Depreciation and amortization	—	74	—	153
Interest expense	—	15	—	58
Provision for income taxes	(2)	2	(2)	5
Loss (gain) on sale or disposal of assets	(1)	—	—	(2)
Income (loss) from discontinued operations	$(33)	$146	$(41)	$266

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

15. SUBSEQUENT EVENTS

On July 2, 2015, we acquired Parkside Village North, a property that meets our Community Centered Property™ strategy, for approximately $12.5 million in cash and net prorations. The 27,045 square foot property was 100% leased at the time of purchase and is located in Austin, Texas.

On July 2, 2015, we acquired Parkside Village South, a property that meets our Community Centered Property™ strategy, for approximately $32.5 million in cash and net prorations. The 90,101 square foot property was 100% leased at the time of purchase and is located in Austin, Texas.

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

Overview

We are a fully integrated real estate company that owns, redevelops, repositions, leases, manages and operates Community Centered PropertiesTM .  We define Community Centered PropertiesTM as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  Founded in 1998, we are internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

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

As of June 30, 2015, we owned and operated 65 commercial properties consisting of:

Operating Portfolio

•	39 retail properties containing approximately 3.4 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $431.1 million;

•	four office properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $36.4 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $36.9 million.
Redevelopment, New Acquisitions Portfolio

•	five retail properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $136.1 million; and

•	six parcels of land held for future development having a total carrying value of $9.5 million.

As of June 30, 2015, we had an aggregate of 1,381 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.1% of our annualized rental revenues for the six months ended June 30, 2015.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 193 new and renewal leases during the six months ended June 30, 2015, totaling 463,466 square feet and approximately $24.5 million in total lease value.  This compares to 215 new and renewal leases totaling 452,233 square feet and approximately $26.3 million in total lease value during the same period in 2014.

We employed 83 full-time employees as of June 30, 2015.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $22.0 million and $17.3 million for the three months ended June 30, 2015 and 2014, respectively, and $43.2 million and $34.6 million for the six months ended June 30, 2015 and 2014, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2015, approximately 25% of our gross leasable area was subject to leases that expire prior to December 31, 2016.  Over the last two years, we have renewed leases covering approximately 76% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered PropertiesTM strategy.  We define Community Centered PropertiesTM as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.  We may acquire properties in other high-growth cities in the future. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants, medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

On July 2, 2015, we acquired Parkside Village North, a property that meets our Community Centered Property™ strategy, for approximately $12.5 million in cash and net prorations. The 27,045 square foot property was 100% leased at the time of purchase and is located in Austin, Texas.

On July 2, 2015, we acquired Parkside Village South, a property that meets our Community Centered Property™ strategy, for approximately $32.5 million in cash and net prorations. The 90,101 square foot property was 100% leased at the time of purchase and is located in Austin, Texas.

On May 27, 2015, we acquired Davenport Village, a property that meets our Community Centered Property™ strategy, for approximately $45.5 million in cash and net prorations. The 128,934 square foot property was 85% leased at the time of purchase and is located in Austin, Texas.

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

Leasing Activity

As of June 30, 2015, we owned 65 properties with 5,632,597 square feet of gross leasable area, which were approximately 86% occupied. Our occupancy rate for all properties was approximately 86% occupied as of both June 30, 2015 and June 30, 2014. The following is a summary of the Company's leasing activity for the six months ended June 30, 2015:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	117	235,088	2.7	$1.76	$14.51	$13.44	15.1%
New Leases	34	99,802	3.5	3.02	13.31	12.99	6.5%
Total	151	334,890	3.0	$2.14	$14.15	$13.31	12.5%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	4	7,128	5.5	$13.30	$19.34
New Leases	38	123,846	4.8	10.64	13.88
Total	42	130,974	4.8	$10.79	$14.18

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Contractual Expenditures

The following is a summary of the Company's capital expenditures for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital expenditures:
Tenant improvements and allowances	$701	$1,269	$2,104	$2,267
Developments / redevelopments	667	1,065	1,626	2,016
Leasing commissions and costs	328	295	570	651
Maintenance capital expenditures	765	423	1,279	564
Total capital expenditures	$2,461	$3,052	$5,579	$5,498

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the six months ended June 30, 2015.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table provides a summary comparison of our results of operations for the three months ended June 30, 2015 and 2014 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended June 30,
	2015	2014
Number of properties owned and operated (1)	65	57
Aggregate gross leasable area (sq. ft.) (1)	5,632,597	4,855,109
Ending occupancy rate - operating portfolio(2)	87%	86%
Ending occupancy rate - all properties	86%	86%

Total property revenues	$21,970	$17,262
Total property expenses	7,264	6,218
Total other expenses	13,027	9,831
Provision for income taxes	91	55
Loss (gain) on disposal of assets	(5)	24
Income from continuing operations	1,593	1,134
Income (loss) from discontinued operations, net of taxes	(33)	146
Net income	1,560	1,280
Less: Net income attributable to noncontrolling interests	26	27
Net income attributable to Whitestone REIT	$1,534	$1,253

Funds from operations core (3)	$8,463	$6,647
Property net operating income (4)	14,706	11,044
Distributions paid on common shares and OP units	6,712	6,519
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	79%	98%

(1)	Excludes 112,400 square feet of gross leasable area in three office buildings sold on December 31, 2014, Zeta, Royal Crest and Featherwood, located in Houston, Texas.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations core to net income, see “Funds From Operations Core” below.

(4)	For a reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $21,970,000 for the three months ended June 30, 2015 as compared to $17,262,000 for the three months ended June 30, 2014, an increase of $4,708,000, or 27%. The three months ended June 30, 2015 included $3,972,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, New Stores include properties acquired between April 1, 2014 and June 30, 2015. Same Store revenues increased $736,000 for the three months ended June 30, 2015 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, Same Stores include properties currently owned that were acquired before April 1, 2014. Same Store average occupancy was 85.9% for the three months ended June 30, 2015 and June 30, 2014, decreasing Same Store revenue $4,000. The Same Store average revenue per leased square foot increased $0.71 for the three months ended June 30, 2015 to $17.26 per leased square foot as compared to the average revenue per leased square foot of $16.55 for the three months ended June 30, 2014, resulting in an increase of Same Store revenues of $740,000.

Property expenses.  Our property expenses were approximately $7,264,000 for the three months ended June 30, 2015 as compared to $6,218,000 for the three months ended June 30, 2014, an increase of $1,046,000, or 17%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Overall Property Expenses	2015	2014	Change	% Change
Real estate taxes	$2,925	$2,205	$720	33%
Utilities	1,069	1,073	(4)	—%
Contract services	1,273	1,067	206	19%
Repairs and maintenance	680	537	143	27%
Bad debt	589	666	(77)	(12)%
Labor and other	728	670	58	9%
Total property expenses	$7,264	$6,218	$1,046	17%

	Three Months Ended June 30,
Same Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$2,378	$2,205	$173	8%
Utilities	978	1,073	(95)	(9)%
Contract services	1,101	1,067	34	3%
Repairs and maintenance	567	537	30	6%
Bad debt	536	666	(130)	(20)%
Labor and other	632	670	(38)	(6)%
Total property expenses	$6,192	$6,218	$(26)	—%

	Three Months Ended June 30,
New Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$547	$—	$547	Not meaningful
Utilities	91	—	91	Not meaningful
Contract services	172	—	172	Not meaningful
Repairs and maintenance	113	—	113	Not meaningful
Bad debt	53	—	53	Not meaningful
Labor and other	96	—	96	Not meaningful
Total property expenses	$1,072	$—	$1,072	Not meaningful

Real estate taxes.  Real estate taxes increased $720,000, or 33%, during the three months ended June 30, 2015 as compared to the same period in 2014. Real estate taxes for New Store properties increased approximately $547,000 for the three months ended June 30, 2015. Same Store real estate taxes increased approximately $173,000 during the three months ended June 30, 2015 as compared to the same period in 2014. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses decreased $4,000, which was not a meaningful change, during the three months ended June 30, 2015 as compared to the same period in 2014. Utilities expense increases attributable to New Store properties were approximately $91,000 for the three months ended June 30, 2015. Same Store utilities expenses decreased approximately $95,000, or 9%, during the three months ended June 30, 2015 as compared to the same period in 2014.

Contract services.  Contract services increased $206,000, or 19%, during the three months ended June 30, 2015 as compared to the same period in 2014. The increase in contract services expenses included $172,000 in increases for New Store properties for the three months ended June 30, 2015. Same Store contract service expenses increased approximately $34,000 during the three months ended June 30, 2015 as compared to the same period in 2014.

Repairs and maintenance. Repairs and maintenance expenses increased $143,000, or 27%, during the three months ended June 30, 2015 as compared to the same period in 2014. Repairs and maintenance expenses for the three months ended June 30, 2015 included approximately $113,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $30,000 during the three months ended June 30, 2015 as compared to the same period in 2014.

Bad debt.  Bad debt expenses decreased $77,000, or 12%, during the three months ended June 30, 2015 as compared to the same period in 2014. Bad debt expenses for the three months ended June 30, 2015 included approximately $53,000 in increases for New Store properties. Same Store bad debt decreased approximately $130,000 during the three months ended June 30, 2015 as compared to the same period in 2014.

Labor and other.  Labor and other expenses increased $58,000, or 9%, during the three months ended June 30, 2015 as compared to the same period in 2014. Labor and other expenses for the three months ended June 30, 2015 included approximately $96,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $38,000 during the three months ended June 30, 2015 as compared to the same period in 2014.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended June 30,			Percent
	2015	2014	Change	Change
Same Store (51 properties, exclusive of land held for development)
Property revenues
Rental revenues	$14,294	$13,443	$851	6%
Other revenues	3,704	3,819	(115)	(3)%
Total property revenues	17,998	17,262	736	4%

Property expenses
Property operation and maintenance	3,814	4,013	(199)	(5)%
Real estate taxes	2,378	2,205	173	8%
Total property expenses	6,192	6,218	(26)	—%

Total Same Store net operating income	11,806	11,044	762	7%

New Store (8 properties, exclusive of land held for development)
Property revenues
Rental revenues	2,882	—	2,882	Not meaningful
Other revenues	1,090	—	1,090	Not meaningful
Total property revenues	3,972	—	3,972	Not meaningful

Property expenses
Property operation and maintenance	525	—	525	Not meaningful
Real estate taxes	547	—	547	Not meaningful
Total property expenses	1,072	—	1,072	Not meaningful

Total New Store net operating income	2,900	—	2,900	Not meaningful

Total property net operating income	14,706	11,044	3,662	33%

Less total other expenses, provision for income taxes and loss on disposal of assets	13,113	9,910	3,203	32%

Income from continuing operations	1,593	1,134	459	40%
Income (loss) from discontinued operations, net of taxes	(33)	146	(179)	(123)%

Net income	$1,560	$1,280	$280	22%

Other expenses.  Our other expenses were $13,027,000 for the three months ended June 30, 2015, as compared to $9,831,000 for the three months ended June 30, 2014, an increase of $3,196,000, or 33%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
	2015	2014	Change	% Change
General and administrative	$4,998	$3,582	$1,416	40%
Depreciation and amortization	4,675	3,834	841	22%
Interest expense	3,516	2,434	1,082	44%
Interest, dividend and other investment income	(162)	(19)	(143)	753%
Total other expenses	$13,027	$9,831	$3,196	33%

General and administrative.  General and administrative expenses increased approximately $1,416,000, or 40%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was comprised of $435,000 in share-based compensation expense, $377,000 in increased acquisition costs, $213,000 in increased salaries and benefits, $144,000 in increased legal fees, $111,000 in increased professional fees and $136,000 in other increases.

Total compensation recognized in earnings for share-based payments was $1,669,000 and $1,234,000 for the three months ended June 30, 2015 and 2014, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 45 months. As of June 30, 2015, there was approximately $11.5 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 45 months and approximately $4.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 21 months beginning on July 1, 2015.

We expect to record approximately $6.9 million in non-cash share-based compensation expense in 2015 and $12.8 million subsequent to 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 31 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $841,000, or 22%, for the three months ended June 30, 2015 as compared to the same period in 2014. Depreciation for improvements to Same Store properties increased $89,000 for the three months ended June 30, 2015 as compared to the same period in 2014. Lease commission amortization and depreciation of corporate assets increased $54,000 for the three months ended June 30, 2015 as compared to the same period in 2014. Depreciation for New Store properties increased $698,000.

Interest expense. Interest expense increased $1,082,000, or 44%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase in interest expense is comprised of approximately $1,210,000 in increased interest expense resulting from a $141,845,000 increase in our average notes payable balance during the three months ended June 30, 2015 as compared to the same period in 2014, an increase in amortized loan fees included in interest expense of $97,000 for the three months ended June 30, 2015 and offset by decreased interest expense of $225,000 resulting from a decrease in the average effective interest rate on our average notes payable from 3.41% to 3.19% during three months ended June 30, 2015 as compared to the same period in 2014.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $143,000, or 753%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase in interest, dividend and other investment income for the three months ended June 30, 2015 as compared to the same period in 2014 is comprised of approximately $101,000 in increased interest income, $44,000 in increased gains on sales of available-for-sale securities and a $2,000 decrease in dividend income.

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

The primary components of discontinued operations are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2015	2014
Property revenues
Rental revenues	$—	$396
Other revenues	—	16
Total property revenues	—	412

Property expenses
Property operation and maintenance	33	129
Real estate taxes	—	46
Total property expenses	33	175

Other expenses
Interest expense	—	15
Depreciation and amortization	—	74
Total other expense	—	89

Income before loss on disposal of assets and income taxes	(33)	148

Provision for income taxes	—	(2)
Gain (loss) on sale or disposal of property or assets in discontinued operations	—	—

Income (loss) from discontinued operations	$(33)	$146

Results of Operations

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table provides a summary comparison of our results of operations for the six months ended June 30, 2015 and 2014 (dollars in thousands, except per share and OP unit amounts):

	Six Months Ended June 30,
	2015	2014
Number of properties owned and operated (1)	65	57
Aggregate gross leasable area (sq. ft.) (1)	5,632,597	4,855,109
Ending occupancy rate - operating portfolio(2)	87%	86%
Ending occupancy rate - all properties	86%	86%

Total property revenues	$43,222	$34,637
Total property expenses	14,251	12,019
Total other expenses	25,475	18,925
Provision for income taxes	174	136
Loss on disposal of assets	100	111
Income from continuing operations	3,222	3,446
Income (loss) from discontinued operations, net of taxes	(41)	266
Net income	3,181	3,712
Less: Net income attributable to noncontrolling interests	53	87
Net income attributable to Whitestone REIT	$3,128	$3,625

Funds from operations core (3)	$16,647	$13,664
Property net operating income (4)	28,971	22,618
Distributions paid on common shares and OP units	13,351	12,908
Distributions per common share and OP unit	$0.5700	$0.5700
Distributions paid as a percentage of funds from operations core	80%	94%

(1)	Excludes 112,400 square feet of gross leasable area in three office buildings sold on December 31, 2014, Zeta, Royal Crest and Featherwood, located in Houston, Texas.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations core to net income, see “Funds From Operations Core” below.

(4)	For a reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $43,222,000 for the six months ended June 30, 2015 as compared to $34,637,000 for the six months ended June 30, 2014, an increase of $8,585,000, or 25%. The six months ended June 30, 2015 included $7,393,000 in increased revenues from New Store operations. For purposes of comparing the six months ended June 30, 2015 to the six months ended June 30, 2014, New Stores include properties acquired between January 1, 2014 and June 30, 2015. Same Store revenues increased $1,192,000 for the six months ended June 30, 2015 as compared to the same period in the prior year. For purposes of comparing the six months ended June 30, 2015 to the six months ended June 30, 2014, Same Stores include properties currently owned that were acquired before January 1, 2014. Same Store average occupancy was 86.4% for the six months ended June 30, 2015 and June 30, 2014, decreasing Same Store revenues $4,000. The Same Store average revenue per leased square foot increased $0.57 for the six months ended June 30, 2015 to $17.08 per leased square foot as compared to the average revenue per leased square foot of $16.51 for the six months ended June 30, 2014, resulting in an increase of Same Store revenues of $1,196,000.

Property expenses.  Our property expenses were approximately $14,251,000 for the six months ended June 30, 2015 as compared to $12,019,000 for the six months ended June 30, 2014, an increase of $2,232,000, or 19%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Overall Property Expenses	2015	2014	Change	% Change
Real estate taxes	$5,829	$4,482	$1,347	30%
Utilities	2,128	1,993	135	7%
Contract services	2,511	2,148	363	17%
Repairs and maintenance	1,330	1,010	320	32%
Bad debt	800	1,055	(255)	(24)%
Labor and other	1,653	1,331	322	24%
Total property expenses	$14,251	$12,019	$2,232	19%

	Six Months Ended June 30,
Same Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$4,849	$4,482	$367	8%
Utilities	1,962	1,993	(31)	(2)%
Contract services	2,191	2,148	43	2%
Repairs and maintenance	1,155	1,010	145	14%
Bad debt	736	1,055	(319)	(30)%
Labor and other	1,417	1,331	86	6%
Total property expenses	$12,310	$12,019	$291	2%

	Six Months Ended June 30,
New Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$980	$—	$980	Not meaningful
Utilities	166	—	166	Not meaningful
Contract services	320	—	320	Not meaningful
Repairs and maintenance	175	—	175	Not meaningful
Bad debt	64	—	64	Not meaningful
Labor and other	236	—	236	Not meaningful
Total property expenses	$1,941	$—	$1,941	Not meaningful

Real estate taxes.  Real estate taxes increased $1,347,000, or 30%, during the six months ended June 30, 2015 as compared to the same period in 2014. Real estate taxes for New Store properties increased approximately $980,000 for the six months ended June 30, 2015. Same Store real estate taxes increased approximately $367,000 during the six months ended June 30, 2015 as compared to the same period in 2014. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $135,000, or 7%, during the six months ended June 30, 2015 as compared to the same period in 2014. Utilities expense increases attributable to New Store properties were approximately $166,000 for the six months ended June 30, 2015. Same Store utilities expenses decreased approximately $31,000, or 2%, during the six months ended June 30, 2015 as compared to the same period in 2014.

Contract services.  Contract services increased $363,000, or 17%, during the six months ended June 30, 2015 as compared to the same period in 2014. The increase in contract services expenses included $320,000 in increases for New Store properties for the six months ended June 30, 2015. Same Store contract service expenses increased approximately $43,000 during the six months ended June 30, 2015 as compared to the same period in 2014.

Repairs and maintenance. Repairs and maintenance expenses increased $320,000, or 32%, during the six months ended June 30, 2015 as compared to the same period in 2014. Repairs and maintenance expenses for the six months ended June 30, 2015 included approximately $175,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $145,000 during the six months ended June 30, 2015 as compared to the same period in 2014.

Bad debt.  Bad debt expenses decreased $255,000, or 24%, during the six months ended June 30, 2015 as compared to the same period in 2014. Bad debt expenses for the six months ended June 30, 2015 included approximately $64,000 in increases for New Store properties. Same Store bad debt decreased approximately $319,000 during the six months ended June 30, 2015 as compared to the same period in 2014.

Labor and other.  Labor and other expenses increased $322,000, or 24%, during the six months ended June 30, 2015 as compared to the same period in 2014. Labor and other expenses for the six months ended June 30, 2015 included approximately $236,000 in increased cost for New Store properties. Same Store labor and other expenses increased approximately $86,000 during the six months ended June 30, 2015 as compared to the same period in 2014.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Six Months Ended June 30,			Percent
	2015	2014	Change	Change
Same Store (51 properties, exclusive of land held for development)
Property revenues
Rental revenues	$28,266	$27,057	$1,209	4%
Other revenues	7,563	7,580	(17)	—%
Total property revenues	35,829	34,637	1,192	3%

Property expenses
Property operation and maintenance	7,461	7,537	(76)	(1)%
Real estate taxes	4,849	4,482	367	8%
Total property expenses	12,310	12,019	291	2%

Total Same Store net operating income	23,519	22,618	901	4%

New Store (8 properties, exclusive of land held for development)
Property revenues
Rental revenues	5,375	—	5,375	Not meaningful
Other revenues	2,018	—	2,018	Not meaningful
Total property revenues	7,393	—	7,393	Not meaningful

Property expenses
Property operation and maintenance	961	—	961	Not meaningful
Real estate taxes	980	—	980	Not meaningful
Total property expenses	1,941	—	1,941	Not meaningful

Total New Store net operating income	5,452	—	5,452	Not meaningful

Total property net operating income	28,971	22,618	6,353	28%

Less total other expenses, provision for income taxes and loss on disposal of assets	25,749	19,172	6,577	34%

Income from continuing operations	3,222	3,446	(224)	(7)%
Income from discontinued operations, net of taxes	(41)	266	(307)	(115)%

Net income	$3,181	$3,712	$(531)	(14)%

Other expenses.  Our other expenses were $25,475,000 for the six months ended June 30, 2015, as compared to $18,925,000 for the six months ended June 30, 2014, an increase of $6,550,000, or 35%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
	2015	2014	Change	% Change
General and administrative	$9,483	$6,539	$2,944	45%
Depreciation and amortization	9,239	7,663	1,576	21%
Interest expense	6,924	4,763	2,161	45%
Interest, dividend and other investment income	(171)	(40)	(131)	328%
Total other expenses	$25,475	$18,925	$6,550	35%

General and administrative.  General and administrative expenses increased approximately $2,944,000, or 45%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was comprised of $1,736,000 in share-based compensation expense, $415,000 in increased acquisition costs, $237,000 in increased salaries and benefits, $228,000 in increased office expenses, $201,000 in increased legal fees and $127,000 in other expenses.

Total compensation recognized in earnings for share-based payments was $3,343,000 and $1,607,000 for the six months ended June 30, 2015 and 2014, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 45 months. As of June 30, 2015, there was approximately $11.5 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 45 months and approximately $4.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 21 months beginning on July 1, 2015.

We expect to record approximately $6.9 million in non-cash share-based compensation expense in 2015 and $12.8 million subsequent to 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 31 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $1,576,000, or 21%, for the six months ended June 30, 2015 as compared to the same period in 2014. Depreciation for improvements to Same Store properties increased $121,000 for the six months ended June 30, 2015 as compared to the same period in 2014. Lease commission amortization and depreciation of corporate assets increased $85,000 for the six months ended June 30, 2015 as compared to the same period in 2014. Depreciation for New Store properties increased $1,370,000.

Interest expense. Interest expense increased $2,161,000, or 45%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase in interest expense is comprised of approximately $2,312,000 in increased interest expense resulting from a $138,740,000 increase in our average notes payable balance during the six months ended June 30, 2015 as compared to the same period in 2014, an increase in amortized loan fees included in interest expense of $196,000 for the six months ended June 30, 2015 and offset by decreased interest expense of $347,000 resulting from a decrease in the average effective interest rate on our average notes payable from 3.33% to 3.16% during six months ended June 30, 2015 as compared to the same period in 2014.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $131,000, or 328%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase in interest, dividend and other investment income for the six months ended June 30, 2015 as compared to the same period in 2014 is comprised of approximately $90,000 in increased interest income, $44,000 in increased gains on sales of available-for-sale securities and a $3,000 decrease in dividend income.

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

The primary components of discontinued operations are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2015	2014
Property revenues
Rental revenues	$—	$755
Other revenues	—	69
Total property revenues	—	824

Property expenses
Property operation and maintenance	41	265
Real estate taxes	—	79
Total property expenses	41	344

Other expenses
Interest expense	—	58
Depreciation and amortization	—	153
Total other expense	—	211

Income before loss on disposal of assets and income taxes	(41)	269

Provision for income taxes	—	(5)
Gain on sale or disposal of property or assets in discontinued operations	—	2

Income (loss) from discontinued operations	$(41)	$266

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO AND FFO CORE	2015	2014	2015	2014
Net income attributable to Whitestone REIT	$1,534	$1,253	$3,128	$3,625
Depreciation and amortization of real estate assets (1)	4,643	3,871	9,183	7,772
Loss (gain) on disposal of assets (1)	(5)	24	100	109
Net income attributable to noncontrolling interests (1)	26	27	53	87
FFO	6,198	5,175	12,464	11,593

Non cash share-based compensation expense	1,669	1,234	3,343	1,607
Acquisition costs	596	162	840	308
Rent support agreement payments received	—	76	—	156
FFO Core	$8,463	$6,647	$16,647	$13,664

(1)	Includes amounts from discontinued operations.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
PROPERTY NET OPERATING INCOME	2015	2014	2015	2014
Net income attributable to Whitestone REIT	$1,534	$1,253	$3,128	$3,625
General and administrative expenses	4,998	3,582	9,483	6,539
Depreciation and amortization	4,675	3,834	9,239	7,663
Interest expense	3,516	2,434	6,924	4,763
Interest, dividend and other investment income	(162)	(19)	(171)	(40)
Provision for income taxes	91	55	174	136
Loss (gain) on disposal of assets	(5)	24	100	111
Loss (income) from discontinued operations	33	(146)	41	(266)
Net income attributable to noncontrolling interests	26	27	53	87
NOI	$14,706	$11,044	$28,971	$22,618

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

     During the six months ended June 30, 2015, our cash provided from operating activities was $14,603,000 and our total distributions were $13,351,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $1,252,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

As discussed in Note 10 to the accompanying consolidated financial statements, on June 26, 2015, we completed the sale of 3,750,000 common shares at a purchase price of $13.3386 per share. Total net proceeds from the offering, after deducting offering expenses, were approximately $50.0 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering to repay a portion of our unsecured credit facility and for general corporate purposes. In addition, on June 4, 2015, we entered into the 2015 equity distribution agreements, as discussed in Note 10 to the accompanying consolidated financial statements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. We have not sold any common shares under the 2015 equity distribution agreements.  We anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $6,251,000 as of June 30, 2015, as compared to $4,236,000 on December 31, 2014.  The increase of $2,015,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $14,603,000 for the six months ended June 30, 2015;

•	Proceeds of $9,500,000 from the Facility;

•	Net proceeds of $49,725,000 from issuance of common shares;

•	Proceeds from sales of marketable securities of $496,000;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $13,351,000;

•	Additions to real estate of $5,009,000;

•	Acquisitions of real estate of $51,800,000;

•	Repurchase of common shares of $772,000;

•	Payments of notes payable of $1,336,000; and

•	Cash flow from discontinued operations of $41,000;

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2015	December 31, 2014
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,340	$10,460
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 17, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	35,623	36,090
$6.5 million 3.80% Note, due January 1, 2019	6,273	6,355
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	20,200	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,887	7,888
$2.6 million 5.46% Note, due October 1, 2023	2,568	2,583
$11.1 million 5.87% Note, due August 6, 2016	11,457	11,607
$0.9 million 2.97% Note, due November 28, 2015	529	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due November 7, 2018	129,600	120,100
$50.0 million, LIBOR plus 1.35% to 1.90% Note, due November 7, 2019	50,000	50,000
	$403,287	$394,093

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our previous unsecured revolving credit facility at 0.84%.

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

We serve as the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of June 30, 2015, we were in compliance with all covenants under the Facility.

As of June 30, 2015, $229.6 million was drawn on the Facility, and our remaining borrowing capacity was $270.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital.

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

As of June 30, 2015, our $173.2 million in secured debt was collateralized by 20 properties with a carrying value of $215.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2015, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2015 were as follows (in thousands):

Year	Amount Due

2015	$1,549
2016	13,269
2017	60,212
2018	141,736
2019	58,049
Thereafter	128,472
Total	$403,287

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

Contractual Obligations

During the six months ended June 30, 2015, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2014 and the six months ended June 30, 2015 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2015
Second Quarter	$0.2850	$6,601	$0.2850	$111	$6,712
First Quarter	0.2850	6,526	0.2850	113	$6,639
Total	$0.5700	$13,127	$0.5700	$224	$13,351

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of June 30, 2015 and December 31, 2014.

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

Fixed Interest Rate Debt

As of June 30, 2015, $223.7 million, or approximately 55% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2015 of approximately 3.78% per annum with scheduled maturities ranging from 2015 to 2024 (see Note 6 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $9.1 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2015, $179.6 million, or approximately 45% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.35% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.8 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2015 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	31,943	$16.05	N/A	N/A
May 1, 2015 through May 31, 2015	—	—	N/A	N/A
June 1, 2015 through June 30, 2015	19,924	13.02	N/A	N/A
Total	51,867	$14.89

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

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

WHITESTONE REIT
Date:	August 7, 2015	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2015	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Declaration of Trust (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.2	Amended and Restated Bylaws (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2008)

10.1*	Form of Restricted Unit Award Agreement (Time Vested)

10.2
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Wells Fargo Securities, LLC (previously filed as and incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on form 8-K, filed on June 4, 2015)

10.3
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and JMP Securities LLC (previously filed as and incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on form 8-K, filed on June 4, 2015)

10.4
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and BMO Capital Markets Corp. (previously filed as and incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on form 8-K, filed on June 4, 2015)

10.5
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Wunderlich Securities, Inc. (previously filed as and incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on form 8-K, filed on June 4, 2015)

10.6
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Ladenburg Thalmann (previously filed as and incorporated by reference to Exhibit 1.5 to the Registrant’s Current Report on form 8-K, filed on June 4, 2015)

10.7
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Robert W. Baird & Co. Incorporated (previously filed as and incorporated by reference to Exhibit 1.6 to the Registrant’s Current Report on form 8-K, filed on June 4, 2015)

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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