Form 10-Q
period 2015-09-30
Whitestone REIT
filed 2015-11-06
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were 26,985,799 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$831,425	$673,655
Accumulated depreciation	(84,743)	(71,587)
Total real estate assets	746,682	602,068
Cash and cash equivalents	5,660	4,236
Restricted cash	86	—
Marketable securities	414	973
Escrows and acquisition deposits	5,537	4,092
Accrued rents and accounts receivable, net of allowance for doubtful accounts	14,099	11,834
Unamortized lease commissions and loan costs	8,333	8,879
Prepaid expenses and other assets	2,817	2,215
Total assets	$783,628	$634,297

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$498,468	$394,093
Accounts payable and accrued expenses	21,828	15,882
Tenants' security deposits	5,043	4,372
Dividends and distributions payable	7,834	6,627
Total liabilities	533,173	420,974
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 26,977,957 and 22,835,695 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	358,136	304,078
Accumulated deficit	(111,263)	(93,938)
Accumulated other comprehensive loss	(646)	(91)
Total Whitestone REIT shareholders' equity	246,254	210,072
Noncontrolling interest in subsidiary	4,201	3,251
Total equity	250,455	213,323
Total liabilities and equity	$783,628	$634,297

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Property revenues
Rental revenues	$18,785	$14,407	$52,426	$41,464
Other revenues	5,814	4,132	15,395	11,712
Total property revenues	24,599	18,539	67,821	53,176

Property expenses
Property operation and maintenance	4,823	4,000	13,245	11,537
Real estate taxes	3,474	2,591	9,303	7,073
Total property expenses	8,297	6,591	22,548	18,610

Other expenses (income)
General and administrative	5,687	4,212	15,170	10,751
Depreciation and amortization	5,149	3,924	14,388	11,587
Interest expense	3,740	2,762	10,664	7,525
Interest, dividend and other investment income	(73)	(31)	(244)	(71)
Total other expense	14,503	10,867	39,978	29,792

Income from continuing operations before loss on sale or disposal of assets and income taxes	1,799	1,081	5,295	4,774

Provision for income taxes	(100)	(72)	(274)	(208)
Loss on sale or disposal of assets	(148)	—	(248)	(111)
Income from continuing operations	1,551	1,009	4,773	4,455

Income from discontinued operations	44	112	3	378
Income from discontinued operations	44	112	3	378

Net income	1,595	1,121	4,776	4,833

Less: Net income attributable to noncontrolling interests	25	18	78	105

Net income attributable to Whitestone REIT	$1,570	$1,103	$4,698	$4,728

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.04	$0.18	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.18	$0.21
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.04	$0.17	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.17	$0.21

Weighted average number of common shares outstanding:
Basic	26,476	22,482	23,988	22,182
Diluted	27,082	22,690	24,583	22,359

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.8550	$0.8550

Consolidated Statements of Comprehensive Income

Net income	$1,595	$1,121	$4,776	$4,833

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	(184)	345	(460)	48
Unrealized gain (loss) on available-for-sale marketable securities	(8)	(56)	(106)	49

Comprehensive income	1,403	1,410	4,210	4,930

Less: Comprehensive income attributable to noncontrolling interests	22	26	69	107

Comprehensive income attributable to Whitestone REIT	$1,381	$1,384	$4,141	$4,823

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2014	22,836	$23	$304,078	$(93,938)	$(91)	$210,072	398	$3,251	$213,323

Exchange of noncontrolling interest OP units for common shares	10	—	83	—	1	84	(10)	(84)	—

Issuance of shares under dividend reinvestment plan	5	—	71	—	—	71	—	—	71

Issuance of common shares, net of offering costs	3,750	4	49,713	—	—	49,717	—	—	49,717

Issuance of OP units	—	—	—	—	—	—	120	1,333	1,333

Repurchase of common shares (1)	(73)	—	(1,018)	—	—	(1,018)	—	—	(1,018)

Share-based compensation	450	—	5,209	—	—	5,209	—	—	5,209

Distributions	—	—	—	(22,023)	—	(22,023)	—	(367)	(22,390)

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(452)	(452)	—	(8)	(460)

Unrealized loss on change in fair value of available-for-sale marketable securities	—	—	—	—	(104)	(104)	—	(2)	(106)

Net income	—	—	—	4,698	—	4,698	—	78	4,776

Balance, September 30, 2015	26,978	$27	$358,136	$(111,263)	$(646)	$246,254	508	$4,201	$250,455

(1)
During the nine months ended September 30, 2015, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income from continuing operations	$4,773	$4,455
Net income from discontinued operations	3	378
Net income	4,776	4,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,388	11,587
Amortization of deferred loan costs	902	636
Amortization of notes payable discount	222	229
Gain on sale of marketable securities	(44)	—
Loss on sale or disposal of assets and properties	248	111
Bad debt expense	1,318	1,487
Share-based compensation	5,209	3,024
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(1,445)	(2,021)
Accrued rent and accounts receivable	(3,583)	(2,187)
Unamortized lease commissions	(1,207)	(1,109)
Prepaid expenses and other assets	341	631
Accounts payable and accrued expenses	4,201	2,145
Tenants' security deposits	671	440
Net cash provided by operating activities	25,994	19,428
Net cash provided by operating activities of discontinued operations	3	440
Cash flows from investing activities:
Acquisitions of real estate	(147,950)	(38,076)
Additions to real estate	(7,954)	(7,233)
Proceeds from sales of marketable securities	496	—
Net cash used in investing activities	(155,408)	(45,309)
Net cash used in investing activities of discontinued operations	—	(183)
Cash flows from financing activities:
Distributions paid to common shareholders	(20,791)	(19,055)
Distributions paid to OP unit holders	(346)	(436)
Proceeds from issuance of common shares, net of offering costs	49,717	6,458
Payments of exchange offer costs	—	(67)
Proceeds from notes payable	—	28,300
Proceeds from revolving credit facility, net	105,500	15,300
Repayments of notes payable	(2,141)	(1,736)
Payments of loan origination costs	—	(434)
Change in restricted cash	(86)	—
Repurchase of common shares	(1,018)	(24)
Net cash provided by financing activities	130,835	28,306
Net cash used in financing activities of discontinued operations	—	(2,905)
Net increase (decrease) in cash and cash equivalents	1,424	(223)
Cash and cash equivalents at beginning of period	4,236	6,491
Cash and cash equivalents at end of period	$5,660	$6,268

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,826	$6,852
Cash paid for taxes	$315	$238
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$57	$6,111
Financed insurance premiums	$1,057	$888
Value of shares issued under dividend reinvestment plan	$71	$71
Value of common shares exchanged for OP units	$84	$1,452
Change in fair value of available-for-sale securities	$(106)	$49
Change in fair value of cash flow hedge	$(460)	$48
Acquisition of real estate in exchange for OP units	$1,333	$—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2014 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended September 30, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2015, and the results of operations for the three and nine month periods ended September 30, 2015 and 2014, the consolidated statements of changes in equity for the nine month period ended September 30, 2015 and cash flows for the nine month periods ended September 30, 2015 and 2014.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2015 and December 31, 2014, Whitestone owned and operated 70 and 63 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of September 30, 2015 and December 31, 2014, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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
September 30, 2015
(Unaudited)

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  These reclassifications had no effect on net income, total assets, total liabilities or equity.

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During the three months ended September 30, 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (See Note 6), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. As a result, these amounts are reported in the consolidated statements of cash flows under cash flows from financing activities as change in restricted cash.

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

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of September 30, 2015, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2015, approximately $25,000 and $16,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2015, approximately $83,000 and $53,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2014, approximately $26,000 and $15,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2014, approximately $77,000 and $47,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,859,000 and $1,485,000 in share-based compensation for the three months ended September 30, 2015 and 2014, respectively, and we recognized $5,202,000 and $3,092,000 in share-based compensation for the nine months ended September 30, 2015 and 2014, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of September 30, 2015 and December 31, 2014. Available-for-sale securities consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$654	$—	$(240)	$414
Total available-for-sale securities	$654	$—	$(240)	$414

	December 31, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(133)	$973
Total available-for-sale securities	$1,106	$—	$(133)	$973

During the three months ended September 30, 2015, no available-for-sale securities were sold and during the nine months ended September 30, 2015, available-for-sale securities were sold for total proceeds of $496,000. The gross realized gain on these sales during the nine months ended September 30, 2015 were $44,000. During the three and nine months ended September 30, 2014, no available-for-sale securities were sold. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $240,000 and $180,000 for the nine months ended September 30, 2015 and 2014, respectively, has been included in accumulated other comprehensive income.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2015	December 31, 2014

Tenant receivables	$9,855	$7,998
Accrued rents and other recoveries	10,237	8,800
Allowance for doubtful accounts	(5,993)	(4,964)
Total	$14,099	$11,834

5. UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Lease commissions	$6,566	$5,936
Deferred financing cost	5,821	5,785
Total cost	12,387	11,721
Less: lease commissions accumulated amortization	(2,684)	(2,373)
Less: deferred financing cost accumulated amortization	(1,370)	(469)
Total cost, net of accumulated amortization	$8,333	$8,879

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2015	December 31, 2014
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,280	$10,460
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 17, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	35,386	36,090
$6.5 million 3.80% Note, due January 1, 2019	6,232	6,355
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	20,121	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,886	7,888
$2.6 million 5.46% Note, due October 1, 2023	2,559	2,583
$11.1 million 5.87% Note, due August 6, 2016	11,382	11,607
$0.9 million 2.97% Note, due November 28, 2015	212	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due November 7, 2018 (4)	225,600	120,100
$50.0 million, LIBOR plus 1.35% to 1.90% Note, due November 7, 2019 (5)	50,000	50,000
	$498,468	$394,093

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our previous unsecured revolving credit facility at 0.84%. On October 30, 2015, the maturity date of this loan was extended to October 30, 2020 (See Note 15).

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

(4)
On October 30, 2015, the maturity date of the Revolver (as defined below) was extended to October 30, 2019 and $100 million of borrowings under the Revolver (as defined below) was converted to a new term loan under the Facility (as defined below) with a rate of LIBOR plus 1.65% to 2.25% and a maturity date of October 30, 2022 (See Note 15).

(5)	On October 30, 2015, the maturity date of this loan was extended to January 29, 2021 (See Note 15).

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (See Note 14). The 5.46% fixed interest rate note matures October 1, 2023.

On November 26, 2014, we, operating through our subsidiary, Whitestone Headquarters Village, LLC, a Delaware limited liability company, entered into a $19.0 million promissory note (the “Headquarters Note”), with a fixed interest rate of 4.15% payable to Morgan Stanley Bank, N.A. and a maturity date of December 1, 2024. Proceeds from the Headquarters Note were used to repay a portion of the Facility (as defined below).

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

We serve as the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of September 30, 2015, we were in compliance with all covenants under the Facility.

As of September 30, 2015, $325.6 million was drawn on the Facility, and our remaining borrowing capacity was $174.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. On October 30, 2015, we, through our Operating Partnership, entered into the first amendment to the Facility. See Note 15.

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

As of September 30, 2015, our $172.7 million in secured debt was collateralized by 20 properties with a carrying value of $214.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of September 30, 2015, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2015 were as follows (in thousands):

Year	Amount Due

2015	$730
2016	13,269
2017	60,212
2018	237,736
2019	58,049
Thereafter	128,472
Total	$498,468

7.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
September 30, 2015	Accounts payable and accrued expenses	$1,212
December 31, 2014	Accounts payable and accrued expenses	$1,016

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended September 30, 2015	$(184)	Interest expense	$(207)
Three months ended September 30, 2014	$345	Interest expense	$(243)

Nine months ended September 30, 2015	$(460)	Interest expense	$(617)
Nine months ended September 30, 2014	$48	Interest expense	$(625)

(1)	We did not recognize any ineffective portion of our interest rate swaps in earnings for the three and nine months ended September 30, 2015 and 2014.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2015 and 2014, 435,440 and 425,080 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2015 and 2014, 406,277 and 495,280 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended September 30, 2015 and 2014, distributions of $139,000 and $78,000, respectively, were made to holders of certain restricted common shares, $9,000 and $24,000, respectively, of which were charged against earnings. For the nine months ended September 30, 2015 and 2014, distributions of $427,000 and $195,000, respectively, were made to holders of certain restricted common shares, $27,000 and $68,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Income from continuing operations	$1,551	$1,009	$4,773	$4,455
Less: Net income attributable to noncontrolling interests	(25)	(15)	(78)	(97)
Distributions paid on unvested restricted shares	(130)	(54)	(400)	(127)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	1,396	940	4,295	4,231
Income from discontinued operations	44	112	3	378
Less: Net income attributable to noncontrolling interests	—	(3)	—	(8)
Income from discontinued operations attributable to Whitestone REIT	44	109	3	370
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,440	$1,049	$4,298	$4,601

Denominator:
Weighted average number of common shares - basic	26,476	22,482	23,988	22,182
Effect of dilutive securities:
Unvested restricted shares	606	208	595	177
Weighted average number of common shares - dilutive	27,082	22,690	24,583	22,359

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.04	$0.18	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.18	$0.21
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.04	$0.17	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.17	$0.21

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2015 and 2014, we recognized approximately $104,000 and $71,000 in margin tax provision, respectively, and for the nine months ended September 30, 2015 and 2014, we recognized approximately $292,000 and $180,000 in margin tax provision, respectively.

10.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On June 26, 2015, we completed the sale of 3,750,000 common shares, $0.001 par value per share, at a purchase price of $13.3386 per share. Total net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering to repay a portion of the Facility and for general corporate purposes.

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  On August 14, 2013, we entered into a sixth equity distribution agreement on substantially similar terms as the existing equity distribution agreements and amended the existing equity distribution agreements in order to add an additional placement agent (together, the “2013 equity distribution agreements”). Pursuant to the terms and conditions of the 2013 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares. Actual sales would depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We had no obligation to sell any of our common shares, and could at any time suspend offers under the 2013 equity distribution agreements or terminate the 2013 equity distribution agreements. During the three and nine months ended September 30, 2015, we did not sell any common shares under the 2013 equity distribution program. During the three and nine months ended September 30, 2014, we sold 377,983 common shares under the 2013 equity distribution program, with net proceeds to us of approximately $5.3 million. In connection with such sales, we paid compensation of $0.1 million to the placement agents.

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We have not sold any common shares under the 2015 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2015, we owned a 98.1% interest in the Operating Partnership.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2015 and December 31, 2014, there were 27,364,852 and 22,926,599 OP units outstanding, respectively.  We owned 26,856,737 and 22,528,207 OP units as of September 30, 2015 and December 31, 2014, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.4% and 98.2% for the three months ended September 30, 2015 and 2014, respectively, and 98.4% and 97.8% for the nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, 1,693 and 64,226 OP units, respectively, were redeemed for an equal number of common shares, and during the nine months ended September 30, 2015 and 2014, 10,277 and 160,060 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2014 and the nine months ended September 30, 2015 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2015
Third Quarter	$0.2850	$7,664	$0.2850	$122	$7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$0.8550	$20,791	$0.8550	$346	$21,137

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

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
September 30, 2015
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

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	2,411,068	$14.45
Granted	318,630	13.53
Vested	(266,594)	14.36
Forfeited	(99,269)	14.49
Non-vested at September 30, 2015	2,363,835	$14.33
Available for grant at September 30, 2015	963,401

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2015 and years ended December 31, 2014, 2013, 2012 and 2011 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine Months Ended September 30, 2015	318,630	$13.53	(266,594)	$3,829
Year Ended December 31, 2014	2,058,930	14.40	(133,774)	1,721
Year Ended December 31, 2013	328,005	15.43	(15,270)	224
Year Ended December 31, 2012	99,700	13.03	(16,208)	223
Year Ended December 31, 2011	—	—	(5,169)	—

Total compensation recognized in earnings for share-based payments was $1,859,000 and $1,485,000 for the three months ended September 30, 2015 and 2014, respectively, and $5,202,000 and $3,092,000 for the nine months ended September 30, 2015 and 2014, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 42 months. As of September 30, 2015, there was approximately $10.8 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 42 months and approximately $4.2 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 18 months beginning on October 1, 2015.

We expect to record approximately $7.1 million in non-cash share-based compensation expense in 2015 and $13.2 million subsequent to 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 28 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

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

14. REAL ESTATE

Property Acquisitions. On August 28, 2015, we acquired the hard corner at our Gilbert Tuscany Village property for approximately $1.7 million in cash and net prorations. The 14,603 square foot single-tenant property was vacant at the time of purchase and is located in Gilbert, Arizona.

On August 26, 2015, we acquired two parcels of undeveloped land totaling 3.12 acres for 120,000 OP units. The OP units, are convertible on a one-for-one basis for Whitestone REIT common shares, subject to certain restrictions. The undeveloped land parcels are adjacent to our Keller Place property.

On August 26, 2015, we acquired Keller Place, a property that meets our Community Centered Property™ strategy, for approximately $12.0 million in cash and net prorations. The 93,541 square foot property was 92% leased at the time of purchase and is located in the Keller suburb of Fort Worth, Texas.

On August 26, 2015, we acquired Quinlan Crossing, a property that meets our Community Centered Property™ strategy, for approximately $37.5 million in cash and net prorations. The 109,892 square foot property was 95% leased at the time of purchase and is located in Austin, Texas.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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

Property Dispositions. On December 31, 2014, we completed the sale of three office buildings (Zeta, Royal Crest and Featherwood) located in the Clear Lake suburb of Houston, Texas, for $10.3 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties that do not fit our Community Centered Property™ strategy. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2014 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The operating results for properties classified as discontinued operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Property revenues	$43	$389	43	1,213
Property expenses	—	201	41	545
Depreciation and amortization	—	74	—	227
Interest expense	—	—	—	58
Provision for income taxes	—	2	—	7
Gain on sale or disposal of assets	(1)	—	(1)	(2)
Income from discontinued operations	$44	$112	$3	$378

15. SUBSEQUENT EVENTS

On October 30, 2015, we, through our Operating Partnership, entered into the first amendment to the Facility (the “First Amendment”). Pursuant to the First Amendment, we made the following amendments to the Facility:

•	extended the maturity date of the Revolver to October 30, 2019 from November 7, 2018;

•	converted $100 million of outstanding borrowings under the Revolver to a new $100 million unsecured term loan under the Facility (“Term Loan 3”) with a maturity date of October 30, 2022.

•	extended the maturity date of Term Loan 1 to October 30, 2020 from February 17, 2017; and

•	extended the maturity date of Term Loan 2 to January 29, 2021 from November 7, 2019.

Borrowings under Term Loan 3 accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. The applicable margin for Adjusted LIBOR borrowings ranges from 1.65% to 2.25% for Term Loan 3.

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

As of September 30, 2015, we owned and operated 70 commercial properties consisting of:

Operating Portfolio

•	45 retail properties containing approximately 3.9 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $578.2 million;

•	four office properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $36.4 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $37.0 million.
Redevelopment, New Acquisitions Portfolio

•	four retail properties containing approximately 0.4 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $85.1 million; and

•	six parcels of land held for future development having a total carrying value of $10.0 million.

As of September 30, 2015, we had an aggregate of 1,445 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our annualized rental revenues for the nine months ended September 30, 2015.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 304 new and renewal leases during the nine months ended September 30, 2015, totaling 707,993 square feet and approximately $42.8 million in total lease value.  This compares to 297 new and renewal leases totaling 678,878 square feet and approximately $41.4 million in total lease value during the same period in 2014.

We employed 88 full-time employees as of September 30, 2015.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $24.6 million and $18.5 million for the three months ended September 30, 2015 and 2014, respectively, and $67.8 million and $53.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2015, approximately 20% of our gross leasable area was subject to leases that expire prior to December 31, 2016.  Over the last two years, we have renewed leases covering approximately 76% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On August 28, 2015, we acquired the hard corner at our Gilbert Tuscany Village property for approximately $1.7 million in cash and net prorations. The 14,603 square foot single-tenant property was vacant at the time of purchase and is located in Gilbert, Arizona.

On August 26, 2015, we acquired two parcels of undeveloped land totaling 3.12 acres for 120,000 OP units. The OP units, are convertible on a one-for-one basis for Whitestone REIT common shares, subject to certain restrictions. The undeveloped land parcels are adjacent to our Keller Place property.

On August 26, 2015, we acquired Keller Place, a property that meets our Community Centered Property™ strategy, for approximately $12.0 million in cash and net prorations. The 93,541 square foot property was 92% leased at the time of purchase and is located in the Keller suburb of Fort Worth, Texas.

On August 26, 2015, we acquired Quinlan Crossing, a property that meets our Community Centered Property™ strategy, for approximately $37.5 million in cash and net prorations. The 109,892 square foot property was 95% leased at the time of purchase and is located in Austin, Texas.

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

Leasing Activity

As of September 30, 2015, we owned 70 properties with 5,967,779 square feet of gross leasable area, which were approximately 86% occupied. Our occupancy rate for all properties was approximately 86% occupied as of both September 30, 2015 and September 30, 2014. The following is a summary of the Company's leasing activity for the nine months ended September 30, 2015:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	170	355,493	3.0	$1.86	$14.94	$13.91	13.4%
New Leases	52	144,150	3.5	3.38	14.63	14.81	4.9%
Total	222	499,643	3.1	$2.30	$14.85	$14.17	10.9%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	7	18,500	3.8	$6.96	$17.66
New Leases	75	222,945	4.8	10.48	13.62
Total	82	241,445	4.8	$10.21	$13.93

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Contractual Expenditures

The following is a summary of the Company's capital expenditures for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capital expenditures:
Tenant improvements and allowances	$1,658	$884	$3,762	$3,151
Developments / redevelopments	1,145	1,187	2,771	3,203
Leasing commissions and costs	607	560	1,177	1,211
Maintenance capital expenditures	142	315	1,421	879
Total capital expenditures	$3,552	$2,946	$9,131	$8,444

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the nine months ended September 30, 2015.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table provides a summary comparison of our results of operations for the three months ended September 30, 2015 and 2014 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended September 30,
	2015	2014
Number of properties owned and operated (1)	70	59
Aggregate gross leasable area (sq. ft.) (1)	5,967,779	4,999,460
Ending occupancy rate - operating portfolio(2)	86%	86%
Ending occupancy rate - all properties	86%	86%

Total property revenues	$24,599	$18,539
Total property expenses	8,297	6,591
Total other expenses	14,503	10,867
Provision for income taxes	100	72
Loss on disposal of assets	148	—
Income from continuing operations	1,551	1,009
Income from discontinued operations, net of taxes	44	112
Net income	1,595	1,121
Less: Net income attributable to noncontrolling interests	25	18
Net income attributable to Whitestone REIT	$1,570	$1,103

Funds from operations core (3)	$9,452	$6,946
Property net operating income (4)	16,302	11,948
Distributions paid on common shares and OP units	7,786	6,583
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	82%	95%

(1)	Excludes 112,400 square feet of gross leasable area in three office buildings sold on December 31, 2014, Zeta, Royal Crest and Featherwood, located in Houston, Texas.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations Core (“FFO”)” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $24,599,000 for the three months ended September 30, 2015 as compared to $18,539,000 for the three months ended September 30, 2014, an increase of $6,060,000, or 33%. The three months ended September 30, 2015 included $5,851,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended September 30, 2015 to the three months ended September 30, 2014, New Stores include properties acquired between July 1, 2014 and September 30, 2015. Same Store revenues increased $209,000 for the three months ended September 30, 2015 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended September 30, 2015 to the three months ended September 30, 2014, Same Stores include properties currently owned that were acquired before July 1, 2014. Same Store average occupancy increased to 85.8% for the three months ended September 30, 2015 from 85.7% for the three months ended September 30, 2014, increasing Same Store revenue $19,000. The Same Store average revenue per leased square foot increased $0.18 for the three months ended September 30, 2015 to $17.68 per leased square foot as compared to the average revenue per leased square foot of $17.50 for the three months ended September 30, 2014, resulting in an increase of Same Store revenues of $190,000.

Property expenses.  Our property expenses were approximately $8,297,000 for the three months ended September 30, 2015 as compared to $6,591,000 for the three months ended September 30, 2014, an increase of $1,706,000, or 26%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Overall Property Expenses	2015	2014	Change	% Change
Real estate taxes	$3,474	$2,591	$883	34%
Utilities	1,383	1,192	191	16%
Contract services	1,339	1,069	270	25%
Repairs and maintenance	709	573	136	24%
Bad debt	551	401	150	37%
Labor and other	841	765	76	10%
Total property expenses	$8,297	$6,591	$1,706	26%

	Three Months Ended September 30,
Same Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$2,395	$2,580	$(185)	(7)%
Utilities	1,211	1,191	20	2%
Contract services	1,086	1,067	19	2%
Repairs and maintenance	626	573	53	9%
Bad debt	407	401	6	1%
Labor and other	693	765	(72)	(9)%
Total property expenses	$6,418	$6,577	$(159)	(2)%

	Three Months Ended September 30,
New Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$1,079	$11	$1,068	Not meaningful
Utilities	172	1	171	Not meaningful
Contract services	253	2	251	Not meaningful
Repairs and maintenance	83	—	83	Not meaningful
Bad debt	144	—	144	Not meaningful
Labor and other	148	—	148	Not meaningful
Total property expenses	$1,879	$14	$1,865	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $883,000, or 34%, during the three months ended September 30, 2015 as compared to the same period in 2014. Real estate taxes for New Store properties increased approximately $1,068,000 for the three months ended September 30, 2015. Same Store real estate taxes decreased approximately $185,000 during the three months ended September 30, 2015 as compared to the same period in 2014. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $191,000, or 16%, during the three months ended September 30, 2015 as compared to the same period in 2014. Utilities expense increases attributable to New Store properties were approximately $171,000 for the three months ended September 30, 2015. Same Store utilities expenses increased approximately $20,000, during the three months ended September 30, 2015 as compared to the same period in 2014.

Contract services.  Contract services expenses increased approximately $270,000, or 25%, during the three months ended September 30, 2015 as compared to the same period in 2014. The increase in contract service expenses included $251,000 in increases for New Store properties for the three months ended September 30, 2015. Same Store contract service expenses increased approximately $19,000 during the three months ended September 30, 2015 as compared to the same period in 2014.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $136,000, or 24%, during the three months ended September 30, 2015 as compared to the same period in 2014. Repairs and maintenance expenses for the three months ended September 30, 2015 included approximately $83,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $53,000 during the three months ended September 30, 2015 as compared to the same period in 2014.

Bad debt.  Bad debt expenses increased approximately $150,000, or 37%, during the three months ended September 30, 2015 as compared to the same period in 2014. Bad debt expenses for the three months ended September 30, 2015 included approximately $144,000 in increases for New Store properties. Same Store bad debt increased approximately $6,000 during the three months ended September 30, 2015 as compared to the same period in 2014.

Labor and other.  Labor and other expenses increased approximately $76,000, or 10%, during the three months ended September 30, 2015 as compared to the same period in 2014. Labor and other expenses for the three months ended September 30, 2015 included approximately $148,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $72,000 during the three months ended September 30, 2015 as compared to the same period in 2014.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended September 30,			Percent
	2015	2014	Change	Change
Same Store (51 properties, exclusive of land held for development)
Property revenues
Rental revenues	$14,662	$14,360	$302	2%
Other revenues	4,024	4,117	(93)	(2)%
Total property revenues	18,686	18,477	209	1%

Property expenses
Property operation and maintenance	4,023	3,994	29	1%
Real estate taxes	2,395	2,583	(188)	(7)%
Total property expenses	6,418	6,577	(159)	(2)%

Total Same Store net operating income	12,268	11,900	368	3%

New Store (13 properties, exclusive of land held for development)
Property revenues
Rental revenues	4,123	47	4,076	Not meaningful
Other revenues	1,790	15	1,775	Not meaningful
Total property revenues	5,913	62	5,851	Not meaningful

Property expenses
Property operation and maintenance	800	6	794	Not meaningful
Real estate taxes	1,079	8	1,071	Not meaningful
Total property expenses	1,879	14	1,865	Not meaningful

Total New Store net operating income	4,034	48	3,986	Not meaningful

Total property net operating income	16,302	11,948	4,354	36%

Less total other expenses, provision for income taxes and loss on disposal of assets	14,751	10,939	3,812	35%

Income from continuing operations	1,551	1,009	542	54%
Income (loss) from discontinued operations, net of taxes	44	112	(68)	(61)%

Net income	$1,595	$1,121	$474	42%

Other expenses.  Our other expenses were approximately $14,503,000 for the three months ended September 30, 2015, as compared to $10,867,000 for the three months ended September 30, 2014, an increase of $3,636,000, or 33%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
	2015	2014	Change	% Change
General and administrative	$5,687	$4,212	$1,475	35%
Depreciation and amortization	5,149	3,924	1,225	31%
Interest expense	3,740	2,762	978	35%
Interest, dividend and other investment income	(73)	(31)	(42)	135%
Total other expenses	$14,503	$10,867	$3,636	33%

General and administrative.  General and administrative expenses increased approximately $1,475,000, or 35%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was comprised of $670,000 in legal fees expense, $374,000 in increased share-based compensation, $339,000 in increased acquisition costs, $44,000 in increased salaries and benefits, $35,000 in increased professional fees and $13,000 in other increases.

Total compensation recognized in earnings for share-based payments was $1,859,000 and $1,485,000 for the three months ended September 30, 2015 and 2014, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 42 months. As of September 30, 2015, there was approximately $10.8 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 42 months and approximately $4.2 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 18 months beginning on October 1, 2015.

We expect to record approximately $7.1 million in non-cash share-based compensation expense in 2015 and $13.2 million subsequent to 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 28 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $1,225,000, or 31%, for the three months ended September 30, 2015 as compared to the same period in 2014. Depreciation for improvements to Same Store properties increased $93,000 for the three months ended September 30, 2015 as compared to the same period in 2014. Lease commission amortization and depreciation of corporate assets increased $85,000 for the three months ended September 30, 2015 as compared to the same period in 2014. Depreciation for New Store properties increased $1,047,000.

Interest expense. Interest expense increased approximately $978,000, or 35%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in interest expense is comprised of approximately $1,486,000 in increased interest expense resulting from a $166,771,000 increase in our average notes payable balance during the three months ended September 30, 2015 as compared to the same period in 2014, an increase in amortized loan fees included in interest expense of $69,000 for the three months ended September 30, 2015 and offset by decreased interest expense of $577,000 resulting from a decrease in the average effective interest rate on our average notes payable from 3.56% to 3.05% during the three months ended September 30, 2015 as compared to the same period in 2014.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $42,000, or 135%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in interest, dividend and other investment income for the three months ended September 30, 2015 as compared to the same period in 2014 is comprised of approximately $53,000 in increased interest income and an $11,000 decrease in dividend income.

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

The primary components of discontinued operations are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2015	2014
Property revenues
Rental revenues	$43	$404
Other revenues	—	(15)
Total property revenues	43	389

Property expenses
Property operation and maintenance	—	157
Real estate taxes	—	44
Total property expenses	—	201

Other expenses
Interest expense	—	—
Depreciation and amortization	—	74
Total other expense	—	74

Income before loss on disposal of assets and income taxes	43	114

Provision for income taxes	—	(2)
Gain on sale or disposal of property or assets in discontinued operations	1	—

Income from discontinued operations	$44	$112

Results of Operations

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table provides a summary comparison of our results of operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share and OP unit amounts):

	Nine Months Ended September 30,
	2015	2014
Number of properties owned and operated (1)	70	59
Aggregate gross leasable area (sq. ft.) (1)	5,967,779	4,999,460
Ending occupancy rate - operating portfolio(2)	86%	86%
Ending occupancy rate - all properties	86%	86%

Total property revenues	$67,821	$53,176
Total property expenses	22,548	18,610
Total other expenses	39,978	29,792
Provision for income taxes	274	208
Loss on disposal of assets	248	111
Income from continuing operations	4,773	4,455
Income (loss) from discontinued operations, net of taxes	3	378
Net income	4,776	4,833
Less: Net income attributable to noncontrolling interests	78	105
Net income attributable to Whitestone REIT	$4,698	$4,728

Funds from operations core (3)	$26,099	$20,610
Property net operating income (4)	45,273	34,566
Distributions paid on common shares and OP units	21,137	19,491
Distributions per common share and OP unit	$0.8550	$0.8550
Distributions paid as a percentage of funds from operations core	81%	95%

(1)	Excludes 112,400 square feet of gross leasable area in three office buildings sold on December 31, 2014, Zeta, Royal Crest and Featherwood, located in Houston, Texas.

(2)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations Core (“FFO”)” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $67,821,000 for the nine months ended September 30, 2015 as compared to $53,176,000 for the nine months ended September 30, 2014, an increase of $14,645,000, or 28%. The nine months ended September 30, 2015 included $13,374,000 in increased revenues from New Store operations. For purposes of comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014, New Stores include properties acquired between January 1, 2014 and September 30, 2015. Same Store revenues increased $1,271,000 for the nine months ended September 30, 2015 as compared to the same period in the prior year. For purposes of comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014, Same Stores include properties currently owned that were acquired before January 1, 2014. Same Store average occupancy was 85.6% for the nine months ended September 30, 2015 and 85.8% for the nine months ended September 30, 2014, decreasing Same Store revenues $101,000. The Same Store average revenue per leased square foot increased $0.44 for the nine months ended September 30, 2015 to $17.30 per leased square foot as compared to the average revenue per leased square foot of $16.86 for the nine months ended September 30, 2014, resulting in an increase of Same Store revenues of $1,372,000.

Property expenses.  Our property expenses were approximately $22,548,000 for the nine months ended September 30, 2015 as compared to $18,610,000 for the nine months ended September 30, 2014, an increase of $3,938,000, or 21%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Overall Property Expenses	2015	2014	Change	% Change
Real estate taxes	$9,303	$7,073	$2,230	32%
Utilities	3,515	3,186	329	10%
Contract services	3,849	3,218	631	20%
Repairs and maintenance	2,039	1,584	455	29%
Bad debt	1,351	1,456	(105)	(7)%
Labor and other	2,491	2,093	398	19%
Total property expenses	$22,548	$18,610	$3,938	21%

	Nine Months Ended September 30,
Same Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$7,151	$6,955	$196	3%
Utilities	3,164	3,175	(11)	—%
Contract services	3,254	3,182	72	2%
Repairs and maintenance	1,791	1,600	191	12%
Bad debt	1,137	1,447	(310)	(21)%
Labor and other	2,082	2,086	(4)	—%
Total property expenses	$18,579	$18,445	$134	1%

	Nine Months Ended September 30,
New Store Property Expenses	2015	2014	Change	% Change
Real estate taxes	$2,152	$118	$2,034	Not meaningful
Utilities	351	11	340	Not meaningful
Contract services	595	36	559	Not meaningful
Repairs and maintenance	248	(16)	264	Not meaningful
Bad debt	214	9	205	Not meaningful
Labor and other	409	7	402	Not meaningful
Total property expenses	$3,969	$165	$3,804	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $2,230,000, or 32%, during the nine months ended September 30, 2015 as compared to the same period in 2014. Real estate taxes for New Store properties increased approximately $2,034,000 for the nine months ended September 30, 2015. Same Store real estate taxes increased approximately $196,000 during the nine months ended September 30, 2015 as compared to the same period in 2014. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $329,000, or 10%, during the nine months ended September 30, 2015 as compared to the same period in 2014. Utilities expense increases attributable to New Store properties were approximately $340,000 for the nine months ended September 30, 2015. Same Store utilities expenses decreased approximately $11,000 during the nine months ended September 30, 2015 as compared to the same period in 2014.

Contract services.  Contract services increased approximately $631,000, or 20%, during the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in contract services expenses included $559,000 in increases for New Store properties for the nine months ended September 30, 2015. Same Store contract service expenses increased approximately $72,000 during the nine months ended September 30, 2015 as compared to the same period in 2014.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $455,000, or 29%, during the nine months ended September 30, 2015 as compared to the same period in 2014. Repairs and maintenance expenses for the nine months ended September 30, 2015 included approximately $264,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $191,000 during the nine months ended September 30, 2015 as compared to the same period in 2014.

Bad debt.  Bad debt expenses decreased approximately $105,000, or 7%, during the nine months ended September 30, 2015 as compared to the same period in 2014. Bad debt expenses for the nine months ended September 30, 2015 included approximately $205,000 in increases for New Store properties. Same Store bad debt decreased approximately $310,000 during the nine months ended September 30, 2015 as compared to the same period in 2014.

Labor and other.  Labor and other expenses increased approximately $398,000, or 19%, during the nine months ended September 30, 2015 as compared to the same period in 2014. Labor and other expenses for the nine months ended September 30, 2015 included approximately $402,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $4,000 during the nine months ended September 30, 2015 as compared to the same period in 2014.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Nine Months Ended September 30,			Percent
	2015	2014	Change	Change
Same Store (52 properties, exclusive of land held for development)
Property revenues
Rental revenues	$42,542	$41,116	$1,426	3%
Other revenues	11,406	11,561	(155)	(1)%
Total property revenues	53,948	52,677	1,271	2%

Property expenses
Property operation and maintenance	11,428	11,482	(54)	—%
Real estate taxes	7,151	6,963	188	3%
Total property expenses	18,579	18,445	134	1%

Total Same Store net operating income	35,369	34,232	1,137	3%

New Store (12 properties, exclusive of land held for development)
Property revenues
Rental revenues	9,884	348	9,536	Not meaningful
Other revenues	3,989	151	3,838	Not meaningful
Total property revenues	13,873	499	13,374	Not meaningful

Property expenses
Property operation and maintenance	1,817	55	1,762	Not meaningful
Real estate taxes	2,152	110	2,042	Not meaningful
Total property expenses	3,969	165	3,804	Not meaningful

Total New Store net operating income	9,904	334	9,570	Not meaningful

Total property net operating income	45,273	34,566	10,707	31%

Less total other expenses, provision for income taxes and loss on disposal of assets	40,500	30,111	10,389	35%

Income from continuing operations	4,773	4,455	318	7%
Income from discontinued operations, net of taxes	3	378	(375)	(99)%

Net income	$4,776	$4,833	$(57)	(1)%

Other expenses.  Our other expenses were $39,978,000 for the nine months ended September 30, 2015, as compared to $29,792,000 for the nine months ended September 30, 2014, an increase of $10,186,000, or 34%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
	2015	2014	Change	% Change
General and administrative	$15,170	$10,751	$4,419	41%
Depreciation and amortization	14,388	11,587	2,801	24%
Interest expense	10,664	7,525	3,139	42%
Interest, dividend and other investment income	(244)	(71)	(173)	244%
Total other expenses	$39,978	$29,792	$10,186	34%

General and administrative.  General and administrative expenses increased approximately $4,419,000, or 41%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was comprised of $2,110,000 in share-based compensation expense, $871,000 in increased legal fees, $754,000 in increased acquisition costs, $282,000 in increased salaries and benefits, $252,000 in increased office expenses and $150,000 in other expenses.

Total compensation recognized in earnings for share-based payments was $5,202,000 and $3,092,000 for the nine months ended September 30, 2015 and 2014, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 42 months. As of September 30, 2015, there was approximately $10.8 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 42 months and approximately $4.2 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 18 months beginning on October 1, 2015.

We expect to record approximately $7.1 million in non-cash share-based compensation expense in 2015 and $13.2 million subsequent to 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 28 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased approximately $2,801,000, or 24%, for the nine months ended September 30, 2015 as compared to the same period in 2014. Depreciation for improvements to Same Store properties increased $213,000 for the nine months ended September 30, 2015 as compared to the same period in 2014. Lease commission amortization and depreciation of corporate assets increased $169,000 for the nine months ended September 30, 2015 as compared to the same period in 2014. Depreciation for New Store properties increased $2,419,000.

Interest expense. Interest expense increased approximately $3,139,000, or 42%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in interest expense is comprised of approximately $3,839,000 in increased interest expense resulting from a $152,009,000 increase in our average notes payable balance during the nine months ended September 30, 2015 as compared to the same period in 2014, an increase in amortized loan fees included in interest expense of $266,000 for the nine months ended September 30, 2015 and offset by decreased interest expense of $966,000 resulting from a decrease in the average effective interest rate on our average notes payable from 3.37% to 3.06% during nine months ended September 30, 2015 as compared to the same period in 2014.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $173,000, or 244%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in interest, dividend and other investment income for the nine months ended September 30, 2015 as compared to the same period in 2014 is comprised of approximately $143,000 in increased interest income, $44,000 in increased gains on sales of available-for-sale securities and a $14,000 decrease in dividend income.

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

The primary components of discontinued operations are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Property revenues
Rental revenues	$43	$1,159
Other revenues	—	54
Total property revenues	43	1,213

Property expenses
Property operation and maintenance	41	422
Real estate taxes	—	123
Total property expenses	41	545

Other expenses
Interest expense	—	58
Depreciation and amortization	—	227
Total other expense	—	285

Income before loss on disposal of assets and income taxes	2	383

Provision for income taxes	—	(7)
Gain on sale or disposal of property or assets in discontinued operations	1	2

Income from discontinued operations	$3	$378

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO AND FFO CORE	2015	2014	2015	2014
Net income attributable to Whitestone REIT	$1,570	$1,103	$4,698	$4,728
Depreciation and amortization of real estate assets (1)	5,121	3,975	14,304	11,747
Loss on disposal of assets (1)	148	—	248	109
Net income attributable to noncontrolling interests (1)	25	18	78	105
FFO	6,864	5,096	19,328	16,689

Non cash share-based compensation expense	1,859	1,485	5,202	3,092
Acquisition costs	729	365	1,569	673
Rent support agreement payments received	—	—	—	156
FFO Core	$9,452	$6,946	$26,099	$20,610

(1)	Includes amounts from discontinued operations.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
PROPERTY NET OPERATING INCOME	2015	2014	2015	2014
Net income attributable to Whitestone REIT	$1,570	$1,103	$4,698	$4,728
General and administrative expenses	5,687	4,212	15,170	10,751
Depreciation and amortization	5,149	3,924	14,388	11,587
Interest expense	3,740	2,762	10,664	7,525
Interest, dividend and other investment income	(73)	(31)	(244)	(71)
Provision for income taxes	100	72	274	208
Loss on disposal of assets	148	—	248	111
Income from discontinued operations	(44)	(112)	(3)	(378)
Net income attributable to noncontrolling interests	25	18	78	105
NOI	$16,302	$11,948	$45,273	$34,566

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

     During the nine months ended September 30, 2015, our cash provided from operating activities was $25,994,000 and our total distributions were $21,137,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $4,857,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property™ strategy through equity issuances and debt financing.

As discussed in Note 10 (Equity) to the accompanying consolidated financial statements, on June 26, 2015, we completed the sale of 3,750,000 common shares at a purchase price of $13.3386 per share. Total net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering to repay a portion of the Facility and for general corporate purposes. In addition, on June 4, 2015, we entered into the 2015 equity distribution agreements, as discussed in Note 10 to the accompanying consolidated financial statements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. We have not sold any common shares under the 2015 equity distribution agreements.  We anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

As discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2014 (See Note 6 (Debt) to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. Amounts in the cash management account are classified as restricted cash.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $5,660,000 as of September 30, 2015, as compared to $4,236,000 on December 31, 2014.  The increase of $1,424,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $25,994,000 for the nine months ended September 30, 2015;

•	Proceeds of $105,500,000 from the Facility;

•	Net proceeds of $49,717,000 from issuance of common shares;

•	Proceeds from sales of marketable securities of $496,000;

•	Cash flow from discontinued operations of $3,000;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $21,137,000;

•	Additions to real estate of $7,954,000;

•	Acquisitions of real estate of $147,950,000;

•	Repurchase of common shares of $1,018,000;

•	Payments of notes payable of $2,141,000; and

•	Change in restricted cash of $86,000;

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2015	December 31, 2014
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,280	$10,460
$50.0 million, 0.84% plus 1.75% to 2.50% Note, due February 17, 2017 (2)	50,000	50,000
$37.0 million 3.76% Note, due December 1, 2020	35,386	36,090
$6.5 million 3.80% Note, due January 1, 2019	6,232	6,355
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	20,121	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00%, due December 29, 2017 (3)	7,886	7,888
$2.6 million 5.46% Note, due October 1, 2023	2,559	2,583
$11.1 million 5.87% Note, due August 6, 2016	11,382	11,607
$0.9 million 2.97% Note, due November 28, 2015	212	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due November 7, 2018 (4)	225,600	120,100
$50.0 million, LIBOR plus 1.35% to 1.90% Note, due November 7, 2019 (5)	50,000	50,000
	$498,468	$394,093

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our previous unsecured revolving credit facility at 0.84%. On October 30, 2015, the maturity date of this loan was extended to October 30, 2020 (See Note 15).

(3)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

(4)
On October 30, 2015, the maturity date of the Revolver (as defined below) was extended to October 30, 2019 and $100 million of borrowings under the Revolver (as defined below) was converted to a new term loan under the Facility (as defined below) with a rate of LIBOR plus 1.65% to 2.25% and a maturity date of October 30, 2022 (See Note 15).

(5)	On October 30, 2015, the maturity date of this loan was extended to January 29, 2021 (See Note 15).

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (See Note 14 (Real Estate) to the accompanying consolidated financial statements). The 5.46% fixed interest rate note matures October 1, 2023.

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

We serve as the guarantor for funds borrowed by the Operating Partnership under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of September 30, 2015, we were in compliance with all covenants under the Facility.

As of September 30, 2015, $325.6 million was drawn on the Facility, and our remaining borrowing capacity was $174.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. On October 30, 2015, we, through our Operating Partnership, entered into the first amendment to the Facility. See Note 15 to the accompanying consolidated financial statements.

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

As of September 30, 2015, our $172.7 million in secured debt was collateralized by 20 properties with a carrying value of $214.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of September 30, 2015, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2015 were as follows (in thousands):

Year	Amount Due

2015	$730
2016	13,269
2017	60,212
2018	237,736
2019	58,049
Thereafter	128,472
Total	$498,468

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

Contractual Obligations

During the nine months ended September 30, 2015, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2014 and the nine months ended September 30, 2015 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2015
Third Quarter	$0.2850	$7,664	$0.2850	$122	$7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	$6,639
Total	$0.8550	$20,791	$0.8550	$346	$21,137

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of September 30, 2015 and December 31, 2014.

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

Fixed Interest Rate Debt

As of September 30, 2015, $222.9 million, or approximately 45% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2015 of approximately 3.78% per annum with scheduled maturities ranging from 2015 to 2024 (see Note 6 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $8.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2015, $275.6 million, or approximately 55% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.35% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $2.8 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2015 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2015, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	—	$—	N/A	N/A
August 1, 2015 through August 31, 2015	—	—	N/A	N/A
September 1, 2015 through September 30, 2015	21,281	11.53	N/A	N/A
Total	21,281	$11.53

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

WHITESTONE REIT
Date:	November 6, 2015	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2015	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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