Form 10-K
period 2015-12-31
Whitestone REIT
filed 2016-02-29
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was $344,674,385.
As of February 26, 2016, the registrant had 27,004,048 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2015

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	63

	SIGNATURES.	64

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

We are internally managed and, as of December 31, 2015, we owned a real estate portfolio of 70 properties containing approximately 6.0 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Our property portfolio has a gross book value of approximately $836 million and book equity, including noncontrolling interests, of approximately $247 million as of December 31, 2015.

Our common shares of beneficial interest, par value $0.001 per share, are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WSR.”  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com. The contents of our website are not incorporated into this filing.

Our Strategy

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties™. We define Community Centered Properties™ as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood. Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services. Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property. We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

Our primary business objective is to increase shareholder value by acquiring, owning and operating Community Centered Properties™. The key elements of our strategy include:

•	Strategically Acquiring Properties.

◦
Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Austin, Chicago, Dallas-Forth Worth, Houston, Phoenix and San Antonio.

◦
Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. We believe that continued geographic diversification in markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to continue to focus our expansion efforts on the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets. We may also pursue opportunities in other regions that are consistent with our Community Centered Property™ strategy. Markets in which we have developed some knowledge and contacts include Orlando, Florida and Denver, Colorado, both of which have economic, demographic and cultural profiles similar to our Arizona and Texas markets.

◦
Capitalizing on Availability of Reasonably Priced Acquisition Opportunities. We believe that currently and during the next several years there will continue to be excellent opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire assets in off-market transactions negotiated directly with owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. Many of these assets may benefit from our Community Centered Property™ strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

•
Redeveloping and Re-tenanting Existing Properties. We have substantial experience in repositioning underperforming properties and seek to add value through renovating and re-tenanting our properties to create Whitestone-branded Community Centered Properties™. We seek to accomplish this by (1) stabilizing occupancy, with per property occupancy goals of 90% or higher; (2) adding leasable square footage to existing structures; (3) developing and building new leasable square footage on excess land; (4) upgrading and renovating existing structures; and (5) investing significant effort in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property™ strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company (the “Legacy Portfolio”) may not fit our Community Centered Property™ strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, in December 2014, we sold three suburban office properties in Clear Lake, Texas that were part of the Legacy Portfolio.

•
Prudent Management of Capital Structure. We currently have 50 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is at or less than 60%. As of December 31, 2015, our ratio of total indebtedness to undepreciated book value of real estate assets was 60%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2015, we owned a 98.2% interest in the Operating Partnership.

As of December 31, 2015, we owned a real estate portfolio consisting of 70 properties located in three states.  The aggregate occupancy rate of our total portfolio was 87% based on gross leasable area as of both December 31, 2015 and 2014.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2015, our total revenues were approximately $93.4 million.

Our largest property, Village Square at Dana Park (“Dana Park”), a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 8.0% of our total revenue for the year ended December 31, 2015. Dana Park also accounted for 6.7% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2015. Of our 70 properties, 30 and 25 are located in the Houston, Texas and Phoenix, Arizona metropolitan areas, respectively.

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

Many of our competitors have greater financial and other resources than us and also may have more operating experience. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of our properties. There is, however, no dominant competitor in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio metropolitan areas. Our retail tenants also face increasing competition from outlet malls, internet retailers, catalog companies, direct mail and telemarketing.

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

Employees

As of December 31, 2015, we had 95 employees.

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements with respect to meetings of our shareholders, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Corporate Governance Guidelines, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy.  In the event of any changes to these documents, revised copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

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

World financial markets have, from time to time, experienced significant disruption. While many U.S. real estate markets have generally stabilized since the pervasive and fundamental disruptions associated with the last recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets, the financial markets have been volatile recently, and oil prices have declined dramatically over the past year. Our results of operations may be sensitive to changes in overall economic conditions that impact tenants of our properties or tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy generally appears to have emerged from the worst aspects of the last recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. In addition, financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events, which could adversely affect our tenants and our business in general. For example, a general reduction in consumer spending and the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, if financial and macroeconomic conditions deteriorate, or if financial markets experience significant disruption, it could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

Real estate property investments are illiquid due to a variety of factors and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Our strategy includes opportunistically selling properties that do not have the potential to meet our Community Centered Property™ strategy. However, real estate property investments generally cannot be disposed of quickly. In addition, the Code imposes certain restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses, reduce our cash flows and adversely affect distributions to shareholders.

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

Volatility or other disruption in capital markets could adversely affect our access to or the cost of debt and equity capital, which could adversely affect our acquisition and other investment activities. Disruptions could include price volatility or decreased demand in equity markets, as seen in recent months, tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. As a result, we may not be able to obtain favorable equity and debt financing in the future or at all. This may impair our ability to acquire properties at favorable returns or adversely affect our returns on investments in development and re-development projects, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2015, 42% and 35% of our gross leasable area was in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston, including as a result of the recent significant decline in oil prices, or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area experiences an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. In addition, a substantial component of the Houston economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston tenants.

We lease our properties to approximately 1,500 tenants and leases for approximately 10% to 20% of our gross leasable area expire annually. Each year we face the risk of non-renewal of a significant percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

Our Community Centered Property™ business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2015, approximately 30% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2017. We are subject to the risk that:

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

Our success depends in part on our ability to execute our Community Centered Property™ strategy.

Our Community Centered Property™ strategy requires intensive management of a large number of small spaces and small tenant relationships. Our success depends in part upon our management's ability to identify potential Community Centered Properties™ and find and maintain the appropriate tenants to create such a property. Lack of market acceptance of our Community Centered Property™ strategy or our inability to successfully attract and manage a large number of tenant relationships could adversely affect our occupancy rates, operating results and dividend rate.

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial conditions of some retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing online consumer purchases.

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

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors and affect the efficiency of our business operations, which in turn could have a material adverse effect on our reputation, competitiveness and results of operations.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2015, we had fixed rate hedges on $218.1 million of our variable rate debt, including $200 million of our unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $127.6 million as of December 31, 2015. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). On October 30, 2015, we, through the Operating Partnership, entered into the first amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent. We refer to the 2014 Facility, as amended by the First Amendment, as the “Facility.” Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

The Facility is comprised of the following four tranches:

•	$300 million unsecured revolving credit facility with a maturity date of October 30, 2019;

•	$50 million unsecured term loan with a maturity date of October 30, 2020; and

•	$50 million unsecured term loan with a maturity date of January 29, 2021; and

•	$100 million unsecured term loan with a maturity date of October 30, 2022.

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2015, $327.6 million was drawn on the Facility and our unused borrowing capacity was $172.4 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT status. The amount available to us and our ability to borrow under the Facility is subject to our compliance with these requirements. Maintaining compliance with these covenants could limit our ability to implement our business plan effectively, or at all.

We may also incur mortgage debt on a particular property if we believe the property's projected cash flow is sufficient to service the mortgage debt. As of December 31, 2015, we had approximately $172.1 million of mortgage debt secured by 20 of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

If we set aside insufficient working capital or are unable to secure funds for future tenant improvements, we may be required to defer necessary property improvements, which could adversely impact the quality of our properties and our results of operations.

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

We have in the past and may continue to structure acquisitions of property in exchange for limited partnership units in our Operating Partnership on terms that could limit our liquidity or our flexibility.

We have in the past and may continue to acquire properties by issuing limited partnership units in our Operating Partnership (“OP units”) in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept OP units, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our Operating Partnership's limited partnership agreement provides that any holder of OP units may redeem such units for cash, or, at our option, common shares on a one-for-one basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor's OP units for our common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem OP units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem OP units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor's OP units, we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor redeemed the contributor's OP units for cash or our common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2015, we owned 70 commercial properties, including 30 properties in Houston, seven properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 25 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties™. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.6% of our total revenues for the year ended December 31, 2015.

We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2015:

Commercial Properties	Gross Leasable Area	Average Occupancy as of 12/31/15	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Retail	4,002,644	90%	$56,747	$15.75
Office/Flex	1,190,404	85%	8,445	$8.35
Office	521,134	80%	6,881	$16.50
Total - Operating Portfolio	5,714,182	88%	72,073	14.33
Redevelopment, New Acquisitions (3)	242,329	74%	3,791	21.14
Total	5,956,511	87%	$75,864	$14.64

(1)
Calculated as the tenant's actual December 31, 2015 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2015.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2015 equaled approximately $197,000 for the month ended December 31, 2015.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2015. Excludes vacant space as of December 31, 2015.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

Our largest property, Dana Park, a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 8.0% of our total revenue for the year ended December 31, 2015. Dana Park also accounted for 6.7% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2015.

As of December 31, 2015, approximately $172.1 million of our total debt of $499.7 million was secured by 20 of our operating properties with a combined net book value of $213.9 million.

Location of Properties

Of our 70 properties, 30 are located in the greater Houston metropolitan statistical area.  These 30 properties represent 32% of our revenue for the year ended December 31, 2015. An additional 25 properties are located in the greater Phoenix metropolitan statistical area and represent 42% of our revenue for the year ended December 31, 2015.

According to the United States Census Bureau, Houston and Phoenix ranked 5th and 12th, respectively, in the largest United States metropolitan statistical areas as of July 1, 2014. The following table sets forth information about the unemployment rate in Houston, Phoenix and Nationally during the last six months of 2015.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	5.3%	5.1%	5.1%	5.0%	5.0%	5.0%
Houston (2)	4.7%	4.6%	4.6%	4.8%	4.9%	4.6%	(3)
Phoenix (2)	5.7%	5.8%	5.5%	5.2%	5.0%	4.7%	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2015.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2015

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2015	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Retail Communities:
Ahwatukee Plaza	Phoenix	1979	72,650	92%	$914	$13.67	$13.48
Anthem Marketplace	Phoenix	2000	113,293	94%	1,578	14.82	15.80
Bellnott Square	Houston	1982	73,930	43%	319	10.03	10.22
Bissonnet Beltway	Houston	1978	29,205	95%	360	12.98	12.87
Centre South	Houston	1974	39,134	82%	266	8.29	8.82
The Citadel	Phoenix	2013	28,547	95%	378	13.94	16.19
City View Village	San Antonio	2005	17,870	100%	510	28.54	28.82
Corporate Park Woodland II	Houston	2000	16,220	80%	188	14.49	14.57
Desert Canyon	Phoenix	2000	62,533	91%	739	12.99	13.43
Fountain Hills	Phoenix	2009	111,289	91%	1,728	17.06	17.36
Fountain Square	Phoenix	1986	118,209	87%	1,584	15.40	16.37
Fulton Ranch Towne Center	Phoenix	2005	113,281	89%	1,762	17.48	18.27
Gilbert Tuscany Village	Phoenix	2009	49,415	88%	739	16.99	18.35
Heritage Trace Plaza	Dallas	2006	70,431	100%	1,521	21.60	22.01
Holly Knight	Houston	1984	20,015	85%	363	21.34	20.63
Headquarters Village	Dallas	2009	89,134	92%	2,157	26.30	28.10
Keller Place	Dallas	2001	93,541	93%	830	9.54	11.54
Kempwood Plaza	Houston	1974	101,008	92%	895	9.63	9.55
Lion Square	Houston	2014	117,592	86%	1,095	10.83	11.06
The Marketplace at Central	Phoenix	2012	111,130	98%	799	7.34	8.40
Market Street at DC Ranch	Phoenix	2003	242,459	91%	4,298	19.48	19.44
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	67%	1,549	19.47	19.86
Paradise Plaza	Phoenix	1983	125,898	92%	1,554	13.42	14.04
Parkside Village North	Austin	2005	27,045	100%	758	28.03	29.84
Parkside Village South	Austin	2012	90,101	98%	2,184	24.73	26.39
Pinnacle of Scottsdale	Phoenix	1991	113,108	96%	1,928	17.76	17.88
Providence	Houston	1980	90,327	98%	830	9.38	9.22
Quinlan Crossing	Austin	2012	109,892	96%	2,387	22.63	23.75
Shaver	Houston	1978	21,926	85%	197	10.57	12.93
Shops at Pecos Ranch	Phoenix	2009	78,767	95%	1,509	20.17	20.45
Shops at Starwood	Dallas	2006	55,385	97%	1,461	27.19	29.97
The Shops at Williams Trace	Houston	1985	132,991	94%	1,556	12.45	14.52
South Richey	Houston	1980	69,928	100%	802	11.47	9.85
Spoerlein Commons	Chicago	1987	41,455	83%	710	20.63	20.37
The Strand at Huebner Oaks	San Antonio	2000	73,920	94%	1,439	20.71	21.05
SugarPark Plaza	Houston	1974	95,032	92%	978	11.19	11.55
Sunridge	Houston	1979	49,359	82%	430	10.62	10.28
Sunset at Pinnacle Peak	Phoenix	2000	41,530	90%	602	16.11	16.72
Terravita Marketplace	Phoenix	1997	102,733	94%	1,324	13.71	13.21
Torrey Square	Houston	1983	105,766	84%	687	7.73	8.30
Town Park	Houston	1978	43,526	94%	840	20.53	20.82
Village Square at Dana Park	Phoenix	2009	323,026	90%	5,871	20.19	20.23
Webster Pointe	Houston	1984	26,060	74%	164	8.50	11.62
Westchase	Houston	1978	49,573	81%	522	13.00	12.70

Whitestone REIT and Subsidiaries Property Details As of December 31, 2015 (continued)

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2015	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Williams Trace Plaza	Houston	1983	129,222	94%	1,629	13.41	13.92
Windsor Park	San Antonio	2012	196,458	82%	1,813	11.25	10.95
Total/Weighted Average			4,002,644	90%	56,747	15.75	16.27

Office Communities:
9101 LBJ Freeway	Dallas	1985	125,874	71%	$1,222	$13.67	$14.29
Pima Norte	Phoenix	2007	35,110	63%	371	16.77	18.08
Uptown Tower	Dallas	1982	253,981	80%	3,535	17.40	17.21
Woodlake Plaza	Houston	1974	106,169	96%	1,753	17.20	17.17
Total/Weighted Average			521,134	80%	6,881	16.50	16.61
Office/Flex Communities:
Brookhill	Houston	1979	74,757	85%	$241	$3.79	$3.92
Corporate Park Northwest	Houston	1981	174,359	85%	1,763	11.90	11.96
Corporate Park West	Houston	1999	175,665	87%	1,603	10.49	10.57
Corporate Park Woodland	Houston	2000	99,937	88%	852	9.69	9.93
Dairy Ashford	Houston	1981	42,902	99%	267	6.29	6.22
Holly Hall Industrial Park	Houston	1980	90,000	91%	723	8.83	8.32
Interstate 10 Warehouse	Houston	1980	151,000	99%	721	4.82	4.84
Main Park	Houston	1982	113,410	77%	653	7.48	7.74
Plaza Park	Houston	1982	105,530	51%	546	10.14	9.70
Westbelt Plaza	Houston	1978	65,619	74%	497	10.24	9.56
Westgate Service Center	Houston	1984	97,225	74%	579	8.05	8.69
Total/Weighted Average			1,190,404	85%	8,445	8.35	8.37

Total/Weighted Average - Operating Portfolio			5,714,182	88%	72,073	14.33	14.71

Davenport Village	Austin	1999	128,934	79%	$2,500	$24.54	$25.52
Gilbert Tuscany Village Hard Corner	Phoenix	2009	14,603	—%	—	—	—
The Promenade at Fulton Ranch	Phoenix	2007	98,792	78%	1,291	16.75	18.00
Total/Weighted Average - Development Portfolio (4)			242,329	74%	3,791	21.14	22.23

Anthem Marketplace	Phoenix	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Pinnacle Phase II	Phoenix	N/A	—	—	—	—	—
Shops at Starwood Phase III	Dallas	N/A	—	—	—	—	—
Total/Weighted Average - Property Held For Development (5)			—	—	—	—	—

Grand Total/Weighted Average			5,956,511	87%	$75,864	$14.64	$15.05

(1)
Calculated as the tenant's actual December 31, 2015 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2015. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2015 equaled approximately $197,000 for the month ended December 31, 2015.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2015. Excludes vacant space as of December 31, 2015.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2015, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2015.

(4)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(5)	As of December 31, 2015, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2015, based upon annualized rental revenues at December 31, 2015.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Phoenix, Houston and Austin	$2,022	2.6%	11/14/1982, 5/8/1991, 7/1/2000, 4/1/2014 and 4/1/2014	2017, 2020, 2021, 2024 and 2034
Bashas' Inc. (3)	Phoenix	823	1.1%	10/9/2004 and 4/1/2009	2024 and 2029
Haggens Food & Pharmacy (4)	Phoenix	660	0.9%	2/27/1996 and 7/12/2000	2020 and 2022
Wells Fargo & Company (5)	Phoenix	645	0.9%	10/24/1996 and 4/16/1999	2016 and 2018
Alamo Drafthouse Cinema	Austin	639	0.8%	2/1/2012	2027
Walgreens & Co. (6)	Phoenix and Houston	530	0.7%	11/14/1982, 11/2/1987 and 11/3/1996	2017, 2027 and 2049
Dollar Tree (7)	Phoenix and Houston	530	0.7%	8/10/1999, 6/29/2001, 11/8/2009, 12/17/2009 and 5/21/2013	2016, 2017, 2020, 2020 and 2023
University of Phoenix	San Antonio	520	0.7%	10/18/2010	2018
Petco (8)	Phoenix and Houston	484	0.6%	7/6/1998 and 10/15/2006	2019 and 2026
Kroger Co.	Dallas	483	0.6%	12/15/2000	2022
Ross Dress for Less, Inc. (9)	San Antonio, Phoenix and Houston	472	0.6%	2/11/2009, 6/18/2012 and 2/7/2013	2020, 2023 and 2023
Paul's Ace Hardware	Phoenix	460	0.6%	3/1/2008	2018
Rock Solid Images	Houston	372	0.5%	4/1/2004	2016
Sterling Jewelers Inc.	Phoenix	354	0.5%	11/23/2004	2020
Super Bravo, Inc.	Houston	349	0.5%	6/15/2011	2023
		$9,343	12.3%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2015 for each applicable tenant multiplied by 12.

(2)
As of December 31, 2015, we had five leases with the same tenant occupying space at properties located in Phoenix, Houston and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $997,000, which represents 1.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $42,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2021, was $344,000, which represents 0.5% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2020, was $321,000, which represents 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2017, was $318,000, which represents 0.4% of our total annualized base rental revenue.

(3)
As of December 31, 2015, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $119,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $704,000, which represents 0.9% of our total annualized base rental revenue.

(4)
As of December 31, 2015, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on February 27, 1996, and is scheduled to expire in 2022, was $235,000, which represents 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 12, 2000, and is scheduled to expire in 2020, was $425,000, which represents 0.6% of our total annualized base rental revenue.

(5)
As of December 31, 2015, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2016, was $114,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2018, was $531,000, which represents 0.7% of our total annualized base rental revenue.

(6)
As of December 31, 2015, we had three leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $169,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2017, was $82,000, which represents 0.1% of our total annualized base rental revenue.

(7)
As of December 31, 2015, we had five leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2016, was $108,000, which represents 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2017, was $146,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2020, was $55,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2020, was $110,000, which represents 0.2% of our total annualized base rental revenue. The lease that commenced on May 21, 2013, and is scheduled to expire in 2023, was $110,000, which represents 0.2% of our total annualized base rental revenue.

(8)
As of December 31, 2015, we had two leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on October 15, 2006, and is scheduled to expire in 2026, was $260,000, which represents 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 6, 1998, and is scheduled to expire in 2019, was $224,000, which represents 0.3% of our total annualized base rental revenue.

(9)
As of December 31, 2015, we had three leases with the same tenant occupying space at properties located in San Antonio, Phoenix and Houston. The annualized rental revenue for the lease that commenced on June 18, 2012, and is scheduled to expire in 2023, was $175,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 11, 2009, and is scheduled to expire in 2020, was $187,000, which represents 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 7, 2013, and is scheduled to expire in 2023, was $110,000, which represents 0.2% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2015
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2016	410	1,038,717	17.4%	$13,507	17.8%
2017	265	756,554	12.7%	11,725	15.5%
2018	244	850,346	14.3%	12,992	17.1%
2019	186	555,628	9.3%	9,329	12.3%
2020	156	707,357	11.9%	10,027	13.2%
2021	72	294,519	4.9%	3,982	5.2%
2022	47	314,818	5.3%	4,150	5.5%
2023	25	182,554	3.1%	2,341	3.1%
2024	26	188,295	3.2%	2,690	3.5%
2025	20	64,434	1.1%	1,217	1.6%
Total	1,451	4,953,222	83.2%	$71,960	94.8%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of February 26, 2016, we had 27,004,048 common shares of beneficial interest outstanding held by a total of 1,236 shareholders of record.

The following table sets forth the quarterly high, low and closing prices per share of our common shares for the years ended December 31, 2015 and 2014 as reported on the NYSE.

For the Year Ended December 31, 2015	High	Low	Close

First Quarter	$16.36	$15.04	$15.88
Second Quarter	$16.39	$12.89	$13.02
Third Quarter	$13.53	$9.90	$11.53
Fourth Quarter	$12.94	$10.94	$12.01

For the Year Ended December 31, 2014	High	Low	Close

First Quarter	$14.89	$13.21	$14.44
Second Quarter	$14.96	$13.57	$14.91
Third Quarter	$15.68	$13.76	$13.94
Fourth Quarter	$15.57	$13.75	$15.11

On February 26, 2016, the closing price of our common shares reported on the NYSE was $11.05 per share.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually to its shareholders at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates on any taxable income that it does not distribute. We currently, and intend to continue to, accrue distributions quarterly and make distributions in three monthly installments following the end of each quarter. For a discussion of our cash flow as compared to dividends, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The timing and frequency of our distributions are authorized and declared by our board of trustees in exercise of its business judgment based upon a number of factors, including:

•	our funds from operations;

•	our debt service requirements;

•	our capital expenditure requirements for our properties;

•	our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;

•	requirements of Maryland law;

•	our overall financial condition; and

•	other factors deemed relevant by our board of trustees.

Any distributions we make will be at the discretion of our board of trustees and we cannot provide assurance that our distributions will be made or sustained in the future.

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share/unit) in each indicated quarter (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

Equity Compensation Plan Information

Please refer to Item 12 of this report for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”). The following table summarized all of these repurchases during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	—	$—	N/A	N/A
November 1, 2015 through November 30, 2015	—	—	N/A	N/A
December 1, 2015 through December 31, 2015	28,293	12.01	N/A	N/A
Total	28,293	$12.01

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500”) and to the Morgan Stanley Capital International US REIT Index (“REIT Index”) from December 31, 2010 to December 31, 2015. The graph assumes that the value of the investment in our common shares and in the S&P 500 and REIT indices was $100 at December 31, 2010 and that all dividends were reinvested. The closing price of our common shares on December 31, 2010 (on which the graph is based) was $14.80. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2015	2014	2013	2012	2011
Operating Data:
Revenues	$93,416	$72,382	$60,492	$44,994	$33,299
Property expenses	31,335	25,152	22,678	16,842	12,596
General and administrative	20,312	15,274	10,912	7,616	6,648
Depreciation and amortization	19,761	15,725	13,100	9,889	7,435
Executive relocation expense	—	—	—	2,177	—
Interest expense	14,910	10,579	9,975	8,553	6,224
Interest, dividend and other investment income	(313)	(90)	(136)	(290)	(460)
Income from continuing operations before loss on disposal of assets and income taxes	7,411	5,742	3,963	207	856
Provision for income taxes	(372)	(282)	(293)	(275)	(214)
Loss on disposal of assets	(185)	(111)	(49)	(97)	(146)
Income (loss) from continuing operations	6,854	5,349	3,621	(165)	496
Income from discontinued operations	11	510	298	218	440
Gain on sale of property	—	—	—	—	397
Gain on sale of properties from discontinued operations	—	1,887	—	—	—
Net income	6,865	7,746	3,919	53	1,333
Less: net income attributable to noncontrolling interests	116	160	125	3	210
Net income attributable to Whitestone REIT	$6,749	$7,586	$3,794	$50	$1,123

	Year Ended December 31,
	(in thousands, except per share data)
	2015	2014	2013	2012	2011
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.25	$0.23	$0.19	$(0.01)	$0.08
Income from discontinued operations attributable to Whitestone REIT	—	0.10	0.02	0.01	0.04
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.25	$0.33	$0.21	$0.00	$0.12
Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.24	$0.22	$0.19	$(0.01)	$0.08
Income from discontinued operations attributable to Whitestone REIT	—	0.10	0.01	0.01	0.04
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.24	$0.32	$0.20	$0.00	$0.12
Balance Sheet Data:
Real estate (net)	$745,958	$602,068	$474,760	$350,076	$241,073
Real estate (net), discontinued operations	—	—	5,506	5,673	5,815
Other assets	37,919	32,229	27,708	29,622	26,605
Total assets	$783,877	$634,297	$507,974	$385,371	$273,493
Liabilities	$536,886	$420,974	$287,059	$212,484	$142,786
Whitestone REIT shareholders' equity	242,974	210,072	215,818	166,031	115,958
Noncontrolling interest in subsidiary	4,017	3,251	5,097	6,856	14,749
	$783,877	$634,297	$507,974	$385,371	$273,493
Other Data:
Proceeds from issuance of common shares	$49,649	$6,458	$63,887	$58,679	$59,683
Acquisitions of and additions to real estate (1)	163,050	142,065	137,024	118,207	88,903
Distributions per share (2)	1.13	1.13	1.12	1.12	1.09
Funds from operations (3)	26,696	21,920	17,314	10,273	8,707
Operating Portfolio Occupancy at year end	88%	87%	88%	87%	87%
Average aggregate gross leasable area	5,734	5,075	4,537	3,833	3,366
Average rent per square foot	$14.62	$13.57	$12.60	$11.86	$10.37

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

The following table sets forth a reconciliation of net income to FFO, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands, except per share data)
	2015	2014	2013	2012	2011
Net income attributable to Whitestone REIT	$6,749	$7,586	$3,794	$50	$1,123
Depreciation and amortization of real estate assets (1)	19,646	15,950	13,339	10,108	7,625
Loss (gain) on sale or disposal of assets (1)	185	(1,776)	56	112	(251)
Net income attributable to noncontrolling interests	116	160	125	3	210
FFO	$26,696	$21,920	$17,314	$10,273	$8,707

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

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties™.  We define Community Centered Properties™ as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

As of December 31, 2015, we owned and operated 70 commercial properties consisting of:

Operating Portfolio

•	46 retail properties containing approximately 4.0 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $596.2 million;

•	four office properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $36.2 million; and

•	11 office/flex properties containing approximately 1.2 million square feet of gross leasable area and having a total carrying amount (net of accumulated depreciation) of $36.5 million.
Redevelopment, New Acquisitions Portfolio

•	three retail properties containing approximately 0.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $64.9 million; and

•	six parcels of land held for future development having a total carrying amount of $12.2 million.
As of December 31, 2015, we had an aggregate of 1,471 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our total revenues for the year ended December 31, 2015.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 408 new and renewal leases during 2015, totaling 965,897 square feet and $61.8 million in total lease value.

We employed 95 full-time employees as of December 31, 2015.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $93,416,000 for the year ended December 31, 2015 as compared to $72,382,000 for the year ended December 31, 2014, an increase of $21,034,000, or 29%. The year ended December 31, 2015 included $18,633,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the year ended December 31, 2015 to the year ended December 31, 2014, New Stores include properties acquired between January 1, 2013 and December 31, 2014. During the twelve months ended December 31, 2015, Same Store revenues increased $2,401,000 in the aggregate. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2015 to the year ended December 31, 2014, Same Stores include properties owned from January 1, 2013 to December 31, 2014. Same Store average occupancy decreased from 86.8% for the year ended December 31, 2014 to 86.5% for the year ended December 31, 2015, decreasing Same Store revenue $285,000. The Same Store revenue rate per average leased square foot increased $0.64 for the year ended December 31, 2015 to $17.28 per average leased square foot as compared to the year ended December 31, 2014 revenue rate per average leased square foot of $16.64, increasing Same Store revenue $2,686,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. We expect this trend to continue in 2016.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2015, approximately 30% of our gross leasable area was subject to leases that expire prior to December 31, 2017.  Over the last three years, we have renewed expiring leases with respect to approximately 76% of our gross leasable area. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties™ strategy.  We define Community Centered Properties™ as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas, Fort Worth, San Antonio and Houston.  We may acquire properties in other high growth cities in the future. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

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

Leasing Activity

As of December 31, 2015, we owned 70 properties with 5,956,511 square feet of gross leasable area, which were approximately 87% occupied. Our occupancy rate for all properties remained constant at approximately 87% occupied as of December 31, 2014 and December 31, 2015, respectively. The following is a summary of the Company's leasing activity for the year ended December 31, 2015:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	223	477,639	3.0	$2.09	$15.57	$14.75	11.4%
New Leases	68	173,441	3.5	4.18	14.40	14.69	4.0%
Total	291	651,080	3.1	$2.65	$15.26	$14.73	9.4%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	10	25,362	3.6	$5.62	$17.09
New Leases	107	326,403	5.1	13.90	13.80
Total	117	351,765	5.0	$13.31	$14.04

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company's capital expenditures for the years ended December 31 (in thousands):

	2015	2014
Capital expenditures:
Tenant improvements and allowances	$5,794	$3,820
Developments / redevelopments	4,938	4,311
Leasing commissions and costs	1,818	1,576
Maintenance capital expenditures	1,987	1,199
Total capital expenditures	$14,537	$10,906

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2015, approximately $106,000 and $69,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2014, approximately $93,000 and $58,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2013, approximately $114,000 and $100,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2015.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2015 and 2014, we had an allowance for uncollectible accounts of $6.6 million and $5.0 million, respectively. As of December 31, 2015, 2014 and 2013, we recorded bad debt expense in the amount of $2.0 million, $1.6 million and $1.6 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2015, 2014 and 2013, we recorded a margin tax provision of $0.4 million, $0.3 million and $0.3 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $498.8 million and $394.9 million as compared to the book value of approximately $499.7 million and $394.1 million as of December 31, 2015 and 2014, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2015 and 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2015, we consider our cash flow hedges to be highly effective.

Recent accounting pronouncements. In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued guidance to clarify that debt issuance costs related to line-of-credit agreements may still be presented as an asset and subsequently amortized ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. We expect this guidance to reduce total assets and total notes payable on our consolidated balance sheets for amounts classified as deferred financing costs specific to debt issuance costs. We do not expect this guidance to have any other effect on our consolidated financial statements.

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

During the year ended December 31, 2015, our cash provided from operating activities was $36,169,000 and our total dividends and distributions paid were $28,946,000. Therefore, we had cash flows from operations in excess of distributions of approximately $7,223,000. The Facility includes a $300 million unsecured borrowing capacity under a revolving credit facility, two $50 million term loans and one $100 million term loan. The Facility also includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

As discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements, pursuant to the term of our $15.1 million 4.99% Note, due January 6, 2024 (See Note 6 (Debt) to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. Amounts in the cash management account are classified as restricted cash.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $2,587,000 at December 31, 2015, as compared to $4,236,000 at December 31, 2014.  The decrease of $1,649,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $36,169,000 for the year ended December 31, 2015;

•	Net proceeds of $49,649,000 from issuance of common shares;

•	Net proceeds of $107,500,000 from our the Facility;

•	Proceeds from sales of marketable securities of $496,000;

•	Cash flow from discontinued operations of $11,000;

Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP unit holders of $28,946,000;

•	Real estate acquisitions of $147,950,000;

•	Additions to real estate of $12,719,000;

•	Payments of loans of $2,847,000;

•	Payments of loan origination costs of $1,534,000;

•	Repurchase of common shares $1,357,000; and

•	Change in restricted cash of $121,000.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Equity Offerings

On June 26, 2015, we completed the sale of 3,750,000 common shares, $0.001 par value per share, at a purchase price of $13.3386 per share. Total net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million, which were contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering to repay a portion of the Facility and for general corporate purposes.

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

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  On August 14, 2013, we entered into a sixth equity distribution agreement on substantially similar terms as the existing equity distribution agreements and amended the existing equity distribution agreements in order to add an additional placement agent (together, the “2013 equity distribution agreements”). Pursuant to the terms and conditions of the 2013 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares. Actual sales would depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We had no obligation to sell any of our common shares, and could at any time suspend offers under the agreements or terminate the agreements. For the year ended December 31, 2015, we sold 456,090 common shares under the 2013 equity distribution agreements, with net proceeds to us of approximately $6.4 million. In connection with such sales, we paid compensation of $0.1 million to the sales agents. For the year ended December 31, 2014, we sold 282,239 common shares under the 2013 equity distribution agreements, with net proceeds to us of approximately $4.2 million. In connection with such sales, we paid compensation of $0.2 million to the sales agents.

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

Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2015	2014
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,220	$10,460
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	—
$37.0 million 3.76% Note, due December 1, 2020	35,146	36,090
$6.5 million 3.80% Note, due January 1, 2019	6,190	6,355
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	20,040	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (5)	7,886	7,888
$2.6 million 5.46% Note, due October 1, 2023	2,550	2,583
$11.1 million 5.87% Note, due August 6, 2016	11,305	11,607
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019	127,600	120,100
	$499,747	$394,093

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(5)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

Our mortgage debt was collateralized by 20 operating properties as of December 31, 2015 with a combined net book value of $213.9 million and 20 operating properties as of December 31, 2014 with a combined net book value of $216.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (see Note 4 to the accompanying consolidated financial statements). The 5.46% fixed interest rate note matures October 1, 2023.

On November 26, 2014, we, operating through our subsidiary, Whitestone Headquarters Village, LLC, a Delaware limited liability company, entered into a $19.0 million promissory note (the “Headquarters Note”), with a fixed interest rate of 4.15% payable to Morgan Stanley Bank, N.A. and a maturity date of December 1, 2024. Proceeds from the Headquarters Note were used to repay a portion of the Facility.

On September 3, 2014, we, operating through our subsidiary, Whitestone Pecos Ranch, LLC, a Delaware limited liability company, entered into a $14.0 million promissory note (the “Pecos Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Pecos Note were used to repay a portion of the Facility.

On August 26, 2014, we, operating through our subsidiary, Whitestone Shops at Starwood, LLC, a Delaware limited liability company, entered into a $14.3 million promissory note (the “Starwood Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Starwood Note were used to repay a portion of the Facility.

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured revolving credit facility. On October 30, 2015, we, through our Operating Partnership, entered into the First Amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent. We refer to the 2014 Facility, as amended by the First Amendment, as the “Facility.”

Pursuant to the First Amendment, the Company made the following amendments to the 2014 Facility:

•	extended the maturity date of the $400 million unsecured revolving credit facility under the 2014 Facility (the “Revolver”) to October 30, 2019 from November 7, 2018;

•	converted $100 million of outstanding borrowings under the Revolver to a new $100 million unsecured term loan under the 2014 Facility (“Term Loan 3”) with a maturity date of October 30, 2022;

•	extended the maturity date of the first $50 million unsecured term loan under the 2014 Facility (“Term Loan 1”) to October 30, 2020 from February 17, 2017; and

•
extended the maturity date of the second $50 million unsecured term loan under the 2014 Facility (“Term Loan 2” and together with Term Loan 1 and Term Loan 3, the “Term Loans”) to January 29, 2021 from November 7, 2019.

Borrowings under the Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2015, the interest rate was 2.182%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.95% for the Revolver and 1.35% to 2.25% for the Term Loans. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of December 31, 2015, $327.6 million was drawn on the Facility and our unused borrowing capacity was $172.4 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

Certain other of our loans are subject to customary covenants.  As of December 31, 2015, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2015 are due during the following years:

Amount Due
Year	(in thousands)

2016	$13,269
2017	10,213
2018	12,136
2019	135,649
2020	82,827
Thereafter	245,653
Total	$499,747

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

Contractual Obligations

As of December 31, 2015, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2016)	1 - 3 years (2017 - 2018)	3 - 5 years (2019 - 2020)	More than 5 years (after 2020)
Long-Term Debt - Principal	$499,747	$13,269	$22,349	$218,476	$245,653
Long-Term Debt - Fixed Interest	80,589	13,030	24,753	23,002	19,804
Long-Term Debt - Variable Interest (1)	8,036	2,096	4,193	1,747	—
Unsecured credit facility - Unused commitment fee (2)	1,322	345	690	287	—
Operating Lease Obligations	186	74	88	21	3
Total	$589,880	$28,814	$52,073	$243,533	$265,460

(1)
As of December 31, 2015, we had one loans totaling $127.6 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.35% to LIBOR plus 1.95%, which reflects our new interest rates under our 2014 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2015, of 0.24%.

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2015 balance of $327.6 million.

Distributions

During 2015, we paid distributions to our common shareholders and OP unit holders of $28.9 million, compared to $26.1 million in 2014.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2015 and 2014:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table provides a general comparison of our results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Number of properties owned and operated	70	63
Aggregate gross leasable area (sq. ft.)	5,956,511	5,485,793
Ending occupancy rate - operating portfolio(1)	88%	87%
Ending occupancy rate - all properties	87%	87%

Total property revenues	$93,416	$72,382
Total property expenses	31,335	25,152
Total other expenses	54,670	41,488
Provision for income taxes	372	282
Loss on disposal of assets	185	111
Income from continuing operations	6,854	5,349
Income from discontinued operations, net of taxes	11	510
Gain on sale of property from discontinued operations	—	1,887
Net income	6,865	7,746
Less: Net income attributable to noncontrolling interests	116	160
Net income attributable to Whitestone REIT	$6,749	$7,586

Funds from operations core(2)	$35,754	$28,153
Property net operating income (3)	62,081	47,230
Distributions paid on common shares and OP units	28,946	26,089
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a % of funds from operations core	81%	93%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations to net income, see “Funds From Operations” below.

(3)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $93,416,000 for the year ended December 31, 2015 as compared to $72,382,000 for the year ended December 31, 2014, an increase of $21,034,000, or 29%. The year ended December 31, 2015 included $18,633,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the year ended December 31, 2015 to the year ended December 31, 2014, New Stores include properties acquired between January 1, 2014 and December 31, 2015. During the twelve months ended December 31, 2015, Same Store revenues increased $2,401,000 in the aggregate. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2015 to the year ended December 31, 2014, Same Stores include properties owned from January 1, 2014 to December 31, 2015. Same Store average occupancy decreased from 86.8% for the year ended December 31, 2014 to 86.5% for the year ended December 31, 2015, decreasing Same Store revenue $285,000. The Same Store revenue rate per average leased square foot increased $0.64 for the year ended December 31, 2015 to $17.28 per average leased square foot as compared to the year ended December 31, 2014 revenue rate per average leased square foot of $16.64, increasing Same Store revenue $2,686,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $31,335,000 for the year ended December 31, 2015, as compared to $25,152,000 for the year ended December 31, 2014, an increase of $6,183,000, or 25%. The primary components of total property expenses, Same Store property expenses and New Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,
Overall Property Expenses	2015	2014	Increase	% Increase
Real estate taxes	$12,637	$9,747	$2,890	30%
Utilities	4,788	4,235	553	13%
Contract services	5,297	4,295	1,002	23%
Repairs and maintenance	3,253	2,370	883	37%
Bad debt	2,025	1,573	452	29%
Labor and other	3,335	2,932	403	14%
Total	$31,335	$25,152	$6,183	25%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2015	2014	(Decrease)	(Decrease)
Real estate taxes	$9,512	$9,387	$125	1%
Utilities	4,250	4,203	47	1%
Contract services	4,439	4,235	204	5%
Repairs and maintenance	2,836	2,366	470	20%
Bad debt	1,708	1,495	213	14%
Labor and other	2,795	2,910	(115)	(4)%
Total	$25,540	$24,596	$944	4%

	Year Ended December 31,
New Store Property Expenses	2015	2014	Increase	% Increase
Real estate taxes	$3,125	$360	$2,765	Not meaningful
Utilities	538	32	506	Not meaningful
Contract services	858	60	798	Not meaningful
Repairs and maintenance	417	4	413	Not meaningful
Bad debt	317	78	239	Not meaningful
Labor and other	540	22	518	Not meaningful
Total	$5,795	$556	$5,239	Not meaningful

Real estate taxes.  Real estate taxes increased $2,890,000, or 30%, during the year ended December 31, 2015 as compared to 2014, primarily as a result of New Store real estate taxes, which increased $2,765,000. Same Store real estate taxes increased $125,000, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $553,000, or 13%, during the year ended December 31, 2015 as compared to 2014. The increase in utility expenses was primarily attributable to New Store increases of $506,000 for the year ended December 31, 2015. Same Store utilities expenses increased approximately $47,000, or 1%, during the year ended December 31, 2015 as compared to 2014. The majority of the Same Store increase was attributable to increased electricity usage and related charges.

Contract services. Contract services increased $1,002,000, or 23%, during the year ended December 31, 2015 as compared to 2014, primarily as a result of New Store contract services, which increased $798,000. Same Store contract services increased $204,000, or 5%.

Repairs and maintenance. Repairs and maintenance increased $883,000, or 37%, during the year ended December 31, 2015 as compared to 2014. New Store repairs and maintenance increased $413,000 for the year ended December 31, 2015 as compared to 2014. Same Store repairs and maintenance increased $470,000, or 20%, during year ended December 31, 2015 as compared to 2014. The majority of the Same Store increase was attributable to increased electrical repairs of $139,000, exterior painting of $100,000 and roofing repairs of $75,000.

Bad debt.  Bad debt for the year ended December 31, 2015 increased $452,000, or 29%, as compared to 2014. New Store bad debt increased $239,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Same Store bad debt increased $213,000 or 14% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The overall bad debt expense was approximately 2% of revenue for the years ended December 31, 2015 and December 31, 2014.

Labor and other.  Labor and other expenses increased $403,000, or 14%, for year ended December 31, 2015 as compared to 2014. New Store labor and other expenses increased $518,000 for the year ended December 31, 2015 as compared to 2014. Same Store labor and other expenses decreased $115,000, or 4%, during year ended December 31, 2015 as compared to 2014.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Same store (52 properties, exclusive of land held for development)
Property revenues
Rental revenues	$57,045	$54,596	$2,449	4%
Other revenues	15,468	15,516	(48)	—%
Total property revenues	72,513	70,112	2,401	3%

Property expenses
Property operation and maintenance	16,029	15,199	830	5%
Real estate taxes	9,511	9,397	114	1%
Total property expenses	25,540	24,596	944	4%

Total same store net operating income	46,973	45,516	1,457	3%

New store (12 properties, exclusive of land held for development)
Property revenues
Rental revenues	14,798	1,697	13,101	772%
Other revenues	6,105	573	5,532	965%
Total property revenues	20,903	2,270	18,633	821%

Property expenses
Property operation and maintenance	2,669	206	2,463	1,196%
Real estate taxes	3,126	350	2,776	793%
Total property expenses	5,795	556	5,239	942%

Total new store net operating income	15,108	1,714	13,394	781%

Total property net operating income	62,081	47,230	14,851	31%

Less total other expenses, provision for income taxes and loss on disposal of assets	55,227	41,881	13,346	32%

Income from continuing operations	6,854	5,349	1,505	28%
Income from discontinued operations, net of taxes	11	2,397	(2,386)	(100)%

Net income	$6,865	$7,746	$(881)	(11)%

Other expenses.  Our other expenses were $54,670,000 for the year ended December 31, 2015, as compared to $41,488,000 for the year ended December 31, 2014, an increase of $13,182,000, or 32%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
General and administrative	$20,312	$15,274	$5,038	33%
Depreciation and amortization	19,761	15,725	4,036	26%
Interest expense	14,910	10,579	4,331	41%
Interest, dividend and other investment income	(313)	(90)	(223)	248%
Total other expenses	$54,670	$41,488	$13,182	32%

General and administrative.  General and administrative expenses increased approximately $5,038,000, or 33%, for the year ended December 31, 2015 as compared to 2014. The increase in general and administrative expenses included increased share-based compensation costs of $2,682,000, increased legal fees of $1,135,000, increased salaries and benefits of $587,000, increased acquisition costs of $237,000, increased office expenses of $283,000 and increased other expenses of $114,000.

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2015 and 2014 was $7.3 million and $4.7 million, respectively. Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 39 months. As of December 31, 2015, there was approximately $9.9 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 39 months, and approximately $3.4 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 15 months beginning on January 1, 2016.

We expect to record approximately $13.3 million in share-based compensation subsequent to the year ended December 31, 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 25 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization.  Depreciation and amortization increased $4,036,000, or 26%, for the year ended December 31, 2015 as compared to 2014. New Store depreciation increased $3,525,000 and Same Store depreciation increased $485,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation on corporate assets and amortization of commission costs increased $26,000.

Interest expense.  Interest expense increased $4,331,000, or 41%, for the year ended December 31, 2015 as compared to 2014.  An increase in our average outstanding notes payable balance of $142,738,000 accounted for $4,651,000 in increased interest expense, offset by a decrease in our effective interest rate to 3.11% for the year ended December 31, 2015 as compared to 3.26% for the year ended December 31, 2014, resulting in a $633,000 decrease in interest expense. Amortization of loan fees increased interest expense by $313,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $223,000, or 248%, for the year ended December 31, 2015 as compared to 2014. During the year ended December 31, 2015, our interest income increased $191,000, our gains on sales of investments in available-for-sale securities increased $44,000 and our dividend income decreased $12,000 as compared to the amounts realized during the year ended December 31, 2014.

Discontinued operations.  Discontinued operations are comprised of the of three office buildings known as Zeta, Royal Crest and Featherwood, located in Houston, Texas. On December 31, 2014, we completed the sale of the three office buildings for $10.3 million. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2015 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

  The primary components of discontinued operations are detailed in the table below (in thousands):

	Year Ended December 31,
	2015	2014
Property revenues
Rental revenues	$51	$1,560
Other revenues	—	66
Total property revenues	51	1,626

Property expenses
Property operation and maintenance	41	562
Real estate taxes	—	172
Total property expenses	41	734

Other expenses
Interest expense	—	314
Depreciation and amortization	—	58
Total other expense	—	372

Income before loss on disposal of assets and income taxes	10	520

Provision for income taxes	—	(10)
Gain on sale or disposal of property or assets in discontinued operations	1	1,887

Income from discontinued operations	$11	$2,397

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

Property expenses.  Our property expenses were $25,152,000 for the year ended December 31, 2014, as compared to $22,678,000 for the year ended December 31, 2013, an increase of $2,474,000, or 11%. The primary components of total property expenses, Same Store property expenses and New Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,		Increase	% Increase
Overall Property Expenses	2014	2013	(Decrease)	(Decrease)
Real estate taxes	$9,747	$8,599	$1,148	13%
Utilities	4,235	3,518	717	20%
Contract services	4,295	3,894	401	10%
Repairs and maintenance	2,370	2,120	250	12%
Bad debt	1,573	1,649	(76)	(5)%
Labor and other	2,932	2,898	34	1%
Total	$25,152	$22,678	$2,474	11%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2014	2013	(Decrease)	(Decrease)
Real estate taxes	$7,703	$7,715	$(12)	—%
Utilities	3,497	3,320	177	5%
Contract services	3,596	3,660	(64)	(2)%
Repairs and maintenance	1,973	2,035	(62)	(3)%
Bad debt	1,279	1,571	(292)	(19)%
Labor and other	2,448	2,818	(370)	(13)%
Total	$20,496	$21,119	$(623)	(3)%

	Year Ended December 31,		Increase	% Increase
New Store Property Expenses	2014	2013	(Decrease)	(Decrease)
Real estate taxes	$2,044	$884	$1,160	Not meaningful
Utilities	738	198	540	Not meaningful
Contract services	699	234	465	Not meaningful
Repairs and maintenance	397	85	312	Not meaningful
Bad debt	294	78	216	Not meaningful
Labor and other	484	80	404	Not meaningful
Total	$4,656	$1,559	$3,097	Not meaningful

Real estate taxes.  Real estate taxes increased $1,148,000, or 13%, during the year ended December 31, 2014 as compared to 2013, primarily as a result of New Store real estate taxes, which increased $1,160,000. Same Store real estate taxes decreased $12,000 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

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

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2014 and 2013 was $4.7 million and $2.3 million, respectively. Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 54 months. As of December 31, 2014, there was approximately $15.7 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 54 months and approximately $0.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on January 1, 2015.

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

Interest expense.  Interest expense increased $604,000, or 6%, for the year ended December 31, 2014 as compared to 2013.  An increase in our average outstanding notes payable balance of $59,113,000 accounted for $2,176,000 in increased interest expense, offset by a decrease in our effective interest rate to 3.26% for the year ended December 31, 2014 versus 3.68% for the year ended December 31, 2013, resulting in a $1,255,000 decrease in interest expense. Early extinguishment of debt fees of $169,000 incurred during the year ended December 31, 2013 and decreased amortized loan fees of $148,000 both decreased interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2015	2014	2013
FFO AND FFO CORE
Net income attributable to Whitestone REIT	$6,749	$7,586	$3,794
Depreciation and amortization of real estate assets (1)	19,646	15,950	13,339
Loss (gain) on disposal or sale of assets (1)	185	(1,776)	56
Net income attributable to noncontrolling interests (1)	116	160	125
FFO	$26,696	$21,920	$17,314

Share-based compensation expense	$7,339	$4,736	$2,284
Acquisition costs	1,719	1,341	1,010
Rental support payments received	—	156	188
FFO Core	$35,754	$28,153	$20,796

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2015	2014	2013
Net income attributable to Whitestone REIT	$6,749	$7,586	$3,794
General and administrative expenses	20,312	15,274	10,912
Depreciation and amortization	19,761	15,725	13,100
Interest expense	14,910	10,579	9,975
Interest, dividend and other investment income	(313)	(90)	(136)
Provision for income taxes	372	282	293
Loss on sale or disposal of assets	185	111	49
Income from discontinued operations	(11)	(510)	(298)
Gain on sale of property	—	(1,887)	—
Net income attributable to noncontrolling interests	116	160	125
NOI	$62,081	$47,230	$37,814

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of December 31, 2015.

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

Fixed Interest Rate Debt

As of December 31, 2015, $372.1 million, or approximately 74%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate at this time of approximately 3.82% per annum with expirations ranging from 2016 to 2024 (see Note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $16.8 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2015, $127.6 million, or approximately 26%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $1.3 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2015, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2015, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2016 annual meeting of shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2016 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	957,084	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	957,084

(1)	Excludes 3,119,221 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “Plan”).

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
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2016 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2016 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2016 annual meeting of shareholders.

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

WHITESTONE REIT
Date:	February 29, 2016	By:	/s/ James C. Mastandrea
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

February 29, 2016	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

February 29, 2016	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

February 29, 2016	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

February 29, 2016	/s/ Donald F. Keating
Donald F. Keating, Trustee

February 29, 2016	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

February 29, 2016	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2015.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whitestone REIT and subsidiaries' internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whitestone REIT and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2015, and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
February 29, 2016

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Real estate assets, at cost
Property	$835,538	$673,655
Accumulated depreciation	(89,580)	(71,587)
Total real estate assets	745,958	602,068
Cash and cash equivalents	2,587	4,236
Restricted cash	121	—
Marketable securities	435	973
Escrows and acquisition deposits	6,668	4,092
Accrued rents and accounts receivable, net of allowance for doubtful accounts	15,466	11,834
Unamortized lease commissions and loan costs	9,970	8,879
Prepaid expenses and other assets	2,672	2,215
Total assets	$783,877	$634,297
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$499,747	$394,093
Accounts payable and accrued expenses	24,051	15,882
Tenants' security deposits	5,254	4,372
Dividends and distributions payable	7,834	6,627
Total liabilities	536,886	420,974
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 26,991,493 and 22,835,695 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	359,971	304,078
Accumulated deficit	(116,895)	(93,938)
Accumulated other comprehensive loss	(129)	(91)
Total Whitestone REIT shareholders' equity	242,974	210,072
Noncontrolling interest in subsidiary	4,017	3,251
Total equity	246,991	213,323
Total liabilities and equity	$783,877	$634,297

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Property revenues
Rental revenues	$71,843	$56,293	$47,297
Other revenues	21,573	16,089	13,195
Total property revenues	93,416	72,382	60,492

Property expenses
Property operation and maintenance	18,698	15,405	14,079
Real estate taxes	12,637	9,747	8,599
Total property expenses	31,335	25,152	22,678

Other expenses (income)
General and administrative	20,312	15,274	10,912
Depreciation and amortization	19,761	15,725	13,100
Interest expense	14,910	10,579	9,975
Interest, dividend and other investment income	(313)	(90)	(136)
Total other expense	54,670	41,488	33,851

Income from continuing operations before loss on sale or disposal of assets and income taxes	7,411	5,742	3,963

Provision for income taxes	(372)	(282)	(293)
Loss on sale or disposal of assets	(185)	(111)	(49)
Income from continuing operations	6,854	5,349	3,621

Income from discontinued operations	11	510	298
Gain on sale of property from discontinued operations	—	1,887	—
Income from discontinued operations	11	2,397	298

Net income	6,865	7,746	3,919

Less: Net income attributable to noncontrolling interests	116	160	125

Net income attributable to Whitestone REIT	$6,749	$7,586	$3,794

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.25	$0.23	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.10	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.25	$0.33	$0.21
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.24	$0.22	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.10	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.24	$0.32	$0.20

Weighted average number of common shares outstanding:
Basic	24,631	22,278	18,027
Diluted	25,683	22,793	18,273

Distributions declared per common share / OP unit	$1.1400	$1.1400	$1.1400

Consolidated Statements of Comprehensive Income

Net income	$6,865	$7,746	$3,919

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	46	(136)	173
Unrealized gain (loss) on available-for-sale marketable securities	(85)	96	180

Comprehensive income	6,826	7,706	4,272

Less: Comprehensive income attributable to noncontrolling interests	115	160	136

Comprehensive income attributable to Whitestone REIT	$6,711	$7,546	$4,136
See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2012	16,943	$16	$224,237	$(57,830)	$(392)	$166,031	685	$6,856	$172,887

Exchange of noncontrolling interest OP units for common shares	123	1	1,236	—	(3)	1,234	(123)	(1,234)	—

Exchange offer costs	—	—	(40)	—	—	(40)	—	—	(40)

Issuance of common shares - ATM Program (1)	282	—	4,191	—	—	4,191	—	—	4,191

Issuance of common shares under dividend reinvestment plan	7	—	99	—	—	99	—	—	99

Issuance of common shares - overnight offering (2)	4,600	5	59,691	—	—	59,696	—	—	59,696

Shared-based compensation	(11)	—	2,157	—	—	2,157	—	—	2,157

Distributions	—	—	—	(21,685)	—	(21,685)	—	(662)	(22,347)

Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	167	167	—	6	173

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	174	174	—	6	180

Net income	—	—	—	3,794	—	3,794	—	125	3,919

Balance, December 31, 2013	21,944	22	291,571	(75,721)	(54)	215,818	562	5,097	220,915

Exchange of noncontrolling interest OP units for common shares	164	1	1,484	—	2	1,487	(164)	(1,487)	—

Exchange offer costs	—	—	(136)	—	—	(136)	—	—	(136)

Issuance of common shares - ATM Program (3)	456	—	6,458	—	—	6,458	—	—	6,458

Issuance of common shares under dividend reinvestment plan	7	—	94	—	—	94	—	—	94

Repurchase of common shares (4)	(2)	—	(24)	—	—	(24)	—	—	(24)

Share-based compensation	267	—	4,631	—	—	4,631	—	—	4,631

Distributions	—	—	—	(25,803)	—	(25,803)	—	(518)	(26,321)

Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(133)	(133)	—	(3)	(136)

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	94	94	—	2	96

Net income	—	—	—	7,586	—	7,586	—	160	7,746

Balance, December 31, 2014	22,836	23	304,078	(93,938)	(91)	210,072	398	3,251	213,323

Exchange of noncontrolling interest OP units for common shares	21	—	173	—	1	174	(21)	(174)	—

Issuance of common shares under dividend reinvestment plan	7	—	95	—	—	95	—	—	95

Issuance of common shares, net of offering costs	3,750	4	49,645	—	—	49,649	—	—	49,649

Issuance of OP units	—	—	—	—	—	—	120	1,333	1,333

Repurchase of common shares (4)	(101)	—	(1,357)	—	—	(1,357)	—	—	(1,357)

Share-based compensation	478	—	7,337	—	—	7,337	—	—	7,337

Distributions	—	—	—	(29,706)	—	(29,706)	—	(509)	(30,215)

Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	45	45	—	1	46

Unrealized loss on change in fair value of available-for sale marketable securities	—	—	—	—	(84)	(84)	—	(1)	(85)

Net income	—	—	—	6,749	—	6,749	—	116	6,865

Balance, December 31, 2015	26,991	$27	$359,971	$(116,895)	$(129)	$242,974	497	$4,017	$246,991

(1)	Net of offering costs of $0.2 million.

(2)	Net of offering costs of $2.6 million.

(3)	Net of offering costs of $0.1 million.

(4)
During the years ended December 31, 2015 and 2014, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income from continuing operations	$6,854	$5,349	$3,621
Net income from discontinued operations	11	2,397	298
Net income	6,865	7,746	3,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,761	15,725	13,100
Amortization of deferred loan costs	1,212	899	1,046
Amortization of notes payable discount	295	304	463
Gain on sale of marketable securities	(44)	—	(41)
Loss on sale or disposal of assets and properties	185	111	49
Bad debt expense	1,974	1,602	1,638
Share-based compensation	7,337	4,631	2,284
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(2,576)	(1,998)	4,920
Accrued rent and accounts receivable	(5,606)	(3,668)	(3,589)
Related party receivable	—	—	652
Unamortized lease commissions	(1,918)	(1,526)	(1,170)
Prepaid expenses and other assets	394	605	938
Accounts payable and accrued expenses	7,419	2,257	(1,242)
Tenants' security deposits	882	900	561
Net cash provided by operating activities	36,169	25,191	23,230
Net cash provided by operating activities of discontinued operations	11	450	654
Cash flows from investing activities:
Acquisitions of real estate	(147,950)	(129,439)	(119,102)
Additions to real estate	(12,719)	(9,330)	(6,138)
Proceeds from sales of marketable securities	496	—	747
Net cash used in investing activities	(160,173)	(138,769)	(124,493)
Net cash provided by (used in) investing activities of discontinued operations	—	7,311	(153)
Cash flows from financing activities:
Distributions paid to common shareholders	(28,457)	(25,539)	(20,294)
Distributions paid to OP unit holders	(489)	(550)	(691)
Proceeds from issuance of common shares, net of offering costs	49,649	6,458	63,887
Payments of exchange offer costs	—	(136)	(40)
Proceeds from revolving credit facility, net	107,500	85,300	65,800
Proceeds from notes payable	—	47,300	105,710
Repayments of notes payable	(2,847)	(3,306)	(110,829)
Payments of loan origination costs	(1,534)	(3,036)	(2,796)
Change in restricted cash	(121)	—	—
Repurchase of common shares	(1,357)	(24)	—
Net cash provided by financing activities	122,344	106,467	100,747
Net cash used in financing activities of discontinued operations	—	(2,905)	(38)
Net decrease in cash and cash equivalents	(1,649)	(2,255)	(53)
Cash and cash equivalents at beginning of period	4,236	6,491	6,544
Cash and cash equivalents at end of period	$2,587	$4,236	$6,491

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,470	$9,562	$9,179
Cash paid for taxes	$315	$238	$237
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$57	$6,092	$278
Financed insurance premiums	$1,057	$888	$883
Value of shares issued under dividend reinvestment plan	$95	$94	$99
Value of common shares exchanged for OP units	$174	$1,484	$1,236
Change in fair value of available-for-sale securities	$85	$96	$180
Change in fair value of cash flow hedge	$(46)	$(136)	$173
Debt assumed with acquisitions of real estate	$—	$2,586	$11,100
Interest supplement assumed with acquisition of real estate	$—	$—	$932
Acquisition of real estate in exchange for OP units	$1,333	$—	$—

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2015, 2014 and 2013, we owned and operated 70, 63, and 60 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2015, 2014 and 2013, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the percentage of ownership interests of both the noncontrolling interests and Whitestone.

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

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (See Note 8), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. As a result, these amounts are reported in the consolidated statements of cash flows under cash flows from financing activities.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $7.3 million, $4.7 million and $2.3 million in share-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2015 and 2014 consisted of demand deposits at commercial banks and brokerage accounts.

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

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2015, approximately $106,000 and $69,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2014, approximately $93,000 and $58,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2013, approximately $114,000 and $100,000 in interest expense and real estate taxes, respectively, were capitalized.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2015.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2015 and 2014, we had an allowance for uncollectible accounts of $6.6 million and $5.0 million, respectively. As of December 31, 2015, 2014 and 2013, we recorded bad debt expense in the amount of $2.0 million, $1.6 million and $1.6 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2015, 2014 and 2013, we recorded a margin tax provision of $0.4 million, $0.3 million and $0.3 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $498.8 million and $394.9 million as compared to the book value of approximately $499.7 million and $394.1 million as of December 31, 2015 and 2014, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2015 and 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2015, we consider our cash flow hedges to be highly effective.

Concentration of Risk.  Substantially all of our revenues are obtained from office, warehouse and retail locations in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

Recent accounting pronouncements. In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued guidance to clarify that debt issuance costs related to line-of-credit agreements may still be presented as an asset and subsequently amortized ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. We expect this guidance to reduce total assets and total notes payable on our consolidated balance sheets for amounts classified as deferred financing costs specific to debt issuance costs. We do not expect this guidance to have any other effect on our consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of December 31, 2015, 2014 and 2013. Available-for-sale securities consist of the following (in thousands):

	December 31, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$654	$—	$(219)	$435
Total available-for-sale securities	$654	$—	$(219)	$435

	December 31, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(133)	$973
Total available-for-sale securities	$1,106	$—	$(133)	$973

During the years ended December 31, 2015 and 2013, available-for-sale securities were sold for total proceeds of $496,000 and $747,000, respectively. The gross realized gains and losses on these sales totaled $44,000 and $0, respectively, in 2015, and $44,000 and $3,000, respectively, in 2013. During the year ended December 31, 2014, no available-for-sale securities were sold. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $219,000 and $133,000 for the years ended December 31, 2015 and 2014, respectively, has been included in accumulated other comprehensive income.

4.  REAL ESTATE

As of December 31, 2015, we owned 70 commercial properties in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 6.0 million square feet of gross leasable area.

Property Acquisitions. On August 28, 2015, we acquired the hard corner at our Gilbert Tuscany Village property for approximately $1.7 million in cash and net prorations. The 14,603 square foot single-tenant property was vacant at the time of purchase and is located in Gilbert, Arizona. No revenue and a loss of $32,000 have been included in our results of operations for the year ended December 31, 2015 since the date of acquisition.

On August 26, 2015, we acquired two parcels of undeveloped land totaling 3.12 acres for 120,000 OP units. The OP units, are convertible on a one-for-one basis for Whitestone REIT common shares, subject to certain restrictions. The undeveloped land parcels are adjacent to our Keller Place property.

On August 26, 2015, we acquired Keller Place, a property that meets our Community Centered Property™ strategy, for approximately $12.0 million in cash and net prorations. The 93,541 square foot property was 92% leased at the time of purchase and is located in the Keller suburb of Fort Worth, Texas. Revenue and income of $471,000 and $237,000, respectively, have been included in our results of operations for the year ended December 31, 2015 since the date of acquisition.

On August 26, 2015, we acquired Quinlan Crossing, a property that meets our Community Centered Property™ strategy, for approximately $37.5 million in cash and net prorations. The 109,892 square foot property was 95% leased at the time of purchase and is located in Austin, Texas. Revenue and income of $1,283,000 and $555,000, respectively, have been included in our results of operations for the year ended December 31, 2015 since the date of acquisition.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

On July 2, 2015, we acquired Parkside Village North, a property that meets our Community Centered Property™ strategy, for approximately $12.5 million in cash and net prorations. The 27,045 square foot property was 100% leased at the time of purchase and is located in Austin, Texas. Revenue and income of $596,000 and $289,000, respectively, have been included in our results of operations for the year ended December 31, 2015 since the date of acquisition.

On July 2, 2015, we acquired Parkside Village South, a property that meets our Community Centered Property™ strategy, for approximately $32.5 million in cash and net prorations. The 90,101 square foot property was 100% leased at the time of purchase and is located in Austin, Texas. Revenue and income of $1,738,000 and $844,000, respectively, have been included in our results of operations for the year ended December 31, 2015 since the date of acquisition.

On May 27, 2015, we acquired Davenport Village, a property that meets our Community Centered Property™ strategy, for approximately $45.5 million in cash and net prorations. The 128,934 square foot property was 85% leased at the time of purchase and is located in Austin, Texas. Revenue and income of $2,390,000 and $967,000, respectively, have been included in our results of operations for the year ended December 31, 2015 since the date of acquisition.

On March 31, 2015, we acquired City View Village, a property that meets our Community Centered Property™ strategy, for approximately $6.3 million in cash and net prorations. The 17,870 square foot property was 100% leased at the time of purchase and is located in San Antonio, Texas. Revenue and income of $612,000 and $273,000, respectively, have been included in our results of operations for the year ended December 31, 2015 since the date of acquisition.

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

On December 5, 2013, we acquired Market Street at DC Ranch, a property that meets our Community Centered Property™ strategy, for approximately $37.4 million in cash and net prorations. The 241,280 square foot property was 80% leased at the time of purchase and is located in Scottsdale, Arizona.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

On October 17, 2013, we acquired a 2.50 acre parcel for $2.8 million in cash and net prorations. The parcel is located in Spring, Texas, a suburb of Houston, and is contiguous to our Corporate Park Woodland property. At the time of purchase, the parcel had 16,220 square feet and was 63% leased.

On October 7, 2013, we acquired Fountain Hills Plaza, a property that meets our Community Centered Property™ strategy, for approximately $20.6 million in cash and net prorations. The 111,289 square foot property was 87% leased at the time of purchase and is located in Fountain Hills, Arizona, a suburb of Phoenix.

On June 28, 2013, we acquired Anthem Marketplace, a property that meets our Community Centered Property™ strategy, for approximately $23.3 million in cash and net prorations. The 113,293 square foot property was 100% leased at the time of purchase and is located in Phoenix, Arizona. In the same purchase, we also acquired an adjacent development pad site of 0.83 acres.

On June 19, 2013, we acquired Mercado at Scottsdale Ranch, a property that meets our Community Centered Property™ strategy, for approximately $21.3 million, including the assumption of a $11.1 million non-recourse loan, a $0.9 million interest rate supplement and cash of $9.3 million. The 118,730 square foot property was 100% leased at the time of purchase and is located in Scottsdale, Arizona.

On March 28, 2013, we acquired Headquarters Village Shopping Center, a property that meets our Community Centered Property™ strategy, for approximately $25.7 million in cash and net prorations. The 89,134 square foot property was 100% leased at the time of purchase and is located in Plano, Texas.

Unaudited pro forma results of operations. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if our acquisitions for the years ended December 31, 2015, 2014 and 2013 were acquired on January 1, 2013 and includes no other material adjustments:

INCOME STATEMENT DATA	Year Ended December 31,
	2015	2014	2013
Operating revenue	$100,860	$97,353	$96,333
Net income	$8,773	$15,005	$14,517

Acquisition costs. Acquisition-related costs of $1.7 million, $1.3 million and $1.0 million are included in general and administrative expenses in our income statements for the years ended December 31, 2015, 2014 and 2013, respectively.

Property dispositions. On December 31, 2014, we completed the sale of three office buildings, Zeta, Royal Crest and Featherwood, located in the Clear Lake suburb of Houston, Texas, for $10.3 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core, primarily Legacy Properties that do not fit our Community Centered Property™ strategy. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2014 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

The operating results for properties classified as discontinued operations consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Property revenues	$51	$1,626	$1,653
Property expenses	41	734	832
Depreciation and amortization	—	314	329
Interest expense	—	58	175
Provision for income taxes	—	10	12
Loss (gain) on sale or disposal of assets	(1)	—	7
Operating income from discontinued operations	11	510	298
Gain on sale of property from discontinued operations	—	1,887	—
Income from discontinued operations	$11	$2,397	$298

Involuntary conversion. On August 29, 2015, we experienced a fire at our Corporate Park Northwest property, located in Houston, Texas. As a result, we recorded involuntary losses of $447,000 related to the disposal of 11,268 square feet of property and related improvements and $55,000 in demolition costs which were offset with $569,000 in insurance proceeds. The $67,000 gain on conversion is included as a reduction in our loss on sale or disposal of assets in the consolidated statements of operations and comprehensive income.

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2015	2014
Tenant receivables	$10,494	$7,998
Accrued rents and other recoveries	11,619	8,800
Allowance for doubtful accounts	(6,647)	(4,964)
Totals	$15,466	$11,834

6.  UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2015	2014
Leasing commissions	$7,226	$5,936
Deferred financing cost	6,490	5,785
Total cost	13,716	11,721
Less: leasing commissions accumulated amortization	(2,960)	(2,373)
Less: deferred financing cost accumulated amortization	(786)	(469)
Total cost, net of accumulated amortization	$9,970	$8,879

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Financing Costs	Total
2016	$1,220	$1,253	$2,473
2017	1,001	1,239	2,240
2018	728	1,126	1,854
2019	524	612	1,136
2020	379	568	947
Thereafter	414	906	1,320
Total	$4,266	$5,704	$9,970

7.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence as of December 31, 2015 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2016	$71,537
2017	61,511
2018	48,913
2019	37,588
2020	27,078
Thereafter	88,948
Total	$335,575

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2015	2014
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,220	$10,460
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	—
$37.0 million 3.76% Note, due December 1, 2020	35,146	36,090
$6.5 million 3.80% Note, due January 1, 2019	6,190	6,355
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	20,040	20,200
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (5)	7,886	7,888
$2.6 million 5.46% Note, due October 1, 2023	2,550	2,583
$11.1 million 5.87% Note, due August 6, 2016	11,305	11,607
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019	127,600	120,100
	$499,747	$394,093

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(5)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

Our mortgage debt was collateralized by 20 operating properties as of December 31, 2015 with a combined net book value of $213.9 million and 20 operating properties as of December 31, 2014 with a combined net book value of $216.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured revolving credit facility. On October 30, 2015, we, through our Operating Partnership, entered into the First Amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent . We refer to the 2014 Facility, as amended by the First Amendment, as the “Facility.”

Pursuant to the First Amendment, the Company made the following amendments to the 2014 Facility:

•	extended the maturity date of the $300 million unsecured revolving credit facility under the 2014 Facility (the “Revolver”) to October 30, 2019 from November 7, 2018;

•	converted $100 million of outstanding borrowings under the Revolver to a new $100 million unsecured term loan under the 2014 Facility (“Term Loan 3”) with a maturity date of October 30, 2022;

•	extended the maturity date of the first $50 million unsecured term loan under the 2014 Facility (“Term Loan 1”) to October 30, 2020 from February 17, 2017; and

•
extended the maturity date of the second $50 million unsecured term loan under the 2014 Facility (“Term Loan 2” and together with Term Loan 1 and Term Loan 3, the “Term Loans”) to January 29, 2021 from November 7, 2019.

Borrowings under the Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.95% for the Revolver and 1.35% to 2.25% for the Term Loans. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2015, $327.6 million was drawn on the Facility and our unused borrowing capacity was $172.4 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On September 3, 2014, we, operating through our subsidiary, Whitestone Pecos Ranch, LLC, a Delaware limited liability company, entered into a $14.0 million promissory note (the “Pecos Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Pecos Note were used to repay a portion of the Facility.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

On August 26, 2014, we, operating through our subsidiary, Whitestone Shops at Starwood, LLC, a Delaware limited liability company, entered into a $14.3 million promissory note (the “Starwood Note”), with a fixed interest rate of 4.34% payable to Wells Fargo Bank, National Association and a maturity date of September 11, 2024. Proceeds from the Starwood Note were used to repay a portion of the Facility.

On December 23, 2013, we, operating through our subsidiary, Whitestone Woodlake Plaza, LLC, a Delaware limited liability company, entered into a $6.5 million promissory note (the “Woodlake Note”), with a fixed interest rate of 3.80% payable to Western Reserve Life Assurance Company of Ohio and a maturity of January 1, 2019. Proceeds from the Woodlake Note were used to repay a portion of the Facility.

On December 16, 2013, we, operating through our subsidiary, Whitestone Anthem Marketplace, LLC, a Delaware limited liability company, entered into a $15.1 million promissory note (the “Anthem Note”), with a fixed interest rate of 4.99% payable to Citigroup Global Markets Realty Corporation and a maturity of January 6, 2024. Proceeds from the Anthem Note were used to repay a portion of the Facility.

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

On September 26, 2013, we, operating through our subsidiary, Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Whitestone Uptown”), entered into a $16.5 million promissory note (the “Uptown Note”), with a fixed interest rate of 4.97% payable to Morgan Stanley Capital Holdings LLC and a maturity of September 26, 2023. Proceeds from the Uptown Note were used to repay a portion of the Facility.

On September 24, 2013, we, operating through our subsidiary, Whitestone Terravita Marketplace, LLC, a Delaware limited liability company (“Whitestone Terravita”), entered into a $10.5 million promissory note (the “Terravita Note”), with an applicable interest rate of LIBOR plus 2.00%, payable to Bank of America, N.A. and a maturity of September 24, 2018. Proceeds from the Terravita Note were used to repay a portion of the Facility.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

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

Certain other of our loans are subject to customary covenants.  As of December 31, 2015, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2015 are due during the following years:

Amount Due
Year	(in thousands)
2016	$13,269
2017	10,213
2018	12,136
2019	135,649
2020	82,827
Thereafter	245,653
Total	$499,747

Contractual Obligations

As of December 31, 2015, we had the following contractual obligations:

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2016)	1 - 3 years (2017 - 2018)	3 - 5 years (2019 - 2020)	More than 5 years (after 2020)
Long-Term Debt - Principal	$499,747	$13,269	$22,349	$218,476	$245,653
Long-Term Debt - Fixed Interest	80,589	13,030	24,753	23,002	19,804
Long-Term Debt - Variable Interest (1)	8,036	2,096	4,193	1,747	—
Unsecured credit facility - Unused commitment fee (2)	1,322	345	690	287	—
Operating Lease Obligations	186	74	88	21	3
Total	$589,880	$28,814	$52,073	$243,533	$265,460

(1)
As of December 31, 2015, we had one loan totaling $127.6 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.35% to LIBOR plus 1.95%, which reflects our new interest rates under the Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2015, of 0.24%.

(2)
The unused commitment fees on the Facility, payable quarterly, are based on the average daily unused amount of the Facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for the Facility based on our December 31, 2015 balance of $327.6 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

9.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
December 31, 2015	Accounts payable and accrued expenses	$617
December 31, 2014	Accounts payable and accrued expenses	$1,016

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 3 under the Facility at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 8 for additional information regarding the Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 1 under the Facility at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 8 for additional information regarding the Facility. The swap will begin on February 3, 2017 and will mature on October 30, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 8 for additional information regarding the Facility. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 1, 2013, we, through our subsidiary, Whitestone Terravita, entered into an interest rate swap with Bank of America, N.A. that fixed the LIBOR portion of our Terravita Note at 1.55%. See Note 8 for additional information regarding the Terravita Note. The swap began on November 1, 2013 and will mature on September 24, 2018. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On March 8, 2013, we, through our Operating Partnership, entered into an interest rate swap with U.S. Bank, National Association that fixed the LIBOR portion of Term Loan 1 under the Facility at 0.84%. See Note 8 for additional information regarding the Facility. The swap began on January 7, 2014 and will mature on February 3, 2017. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Year ended December 31, 2015	$46	Interest expense	$(991)
Year ended December 31, 2014	$(136)	Interest expense	$(838)
Year ended December 31, 2013	$173	Interest expense	$(363)

(1)
Amounts represent the effective portions of our interest rate swaps. We did not recognize any ineffective portion of our interest rate swaps in earnings for the years ended December 31, 2015, 2014 and 2013.

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2015, 2014 and 2013, 429,809, 471,310 and 595,782 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2015, 2014 and 2013, distributions of $564,000, $272,000 and $177,000, respectively, were made to the holders of certain restricted common shares, $36,000, $71,000 and $127,000 of which were charged against earnings, respectively.  See Note 14 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

	Year Ended
	December 31,
(in thousands, except per share data)	2015	2014	2013
Numerator:
Income from continuing operations	$6,854	$5,349	$3,621
Less: Net income attributable to noncontrolling interests	(116)	(111)	(115)
Distributions paid on unvested restricted shares	(528)	(201)	(50)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	6,210	5,037	3,456
Income from discontinued operations	11	2,397	298
Less: Net income attributable to noncontrolling interests	—	(49)	(10)
Income from discontinued operations attributable to Whitestone REIT	11	2,348	288
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$6,221	$7,385	$3,744

Denominator:
Weighted average number of common shares - basic	24,631	22,278	18,027
Effect of dilutive securities:
Unvested restricted shares	1,052	515	246
Weighted average number of common shares - dilutive	25,683	22,793	18,273

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.25	$0.23	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.10	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.25	$0.33	$0.21
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.24	$0.22	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.10	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.24	$0.32	$0.20

11.  FEDERAL INCOME TAXES

Federal income taxes are not provided because we intend to and believe we qualify as a REIT under the provisions of the Code and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders.  Our shareholders include their proportionate taxable income in their individual tax returns.  As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2015	2014	2013
Ordinary income (unaudited)	60.9%	53.3%	38.5%
Return of capital (unaudited)	37.7%	21.3%	61.3%
Capital gain distributions (unaudited)	1.4%	25.4%	0.2%
Total	100.0%	100.0%	100.0%

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

Equity Offerings

On June 26, 2015, we completed the sale of 3,750,000 common shares, $0.001 par value per share, at a purchase price of $13.3386 per share. Total net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million, which were contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering to repay a portion of the Facility and for general corporate purposes.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

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

On June 19, 2013, we entered into five equity distribution agreements for an at-the-market distribution program.  On August 14, 2013, we entered into a sixth equity distribution agreement on substantially similar terms as the existing equity distribution agreements and amended the existing equity distribution agreements in order to add an additional placement agent (together, the “2013 equity distribution agreements”). Pursuant to the terms and conditions of the 2013 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares. Actual sales depended on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We had no obligation to sell any of our common shares, and could at any time suspend offers under the 2013 equity distribution agreements or terminate the 2013 equity distribution agreements. For the year ended December 31, 2015, we sold 456,090 common shares under the 2013 equity distribution agreements, with net proceeds to us of approximately $6.4 million. In connection with such sales, we paid compensation of $0.1 million to the sales agents. For the year ended December 31, 2014, we sold 282,239 common shares under the 2013 equity distribution agreements, with net proceeds to us of approximately $4.2 million. In connection with such sales, we paid compensation of $0.2 million to the sales agents.

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

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2015, we owned a 98.2% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2015 and 2014, there were 27,367,704 and 22,926,599 OP units outstanding, respectively.  We owned 26,870,671 and 22,528,207 OP units as of December 31, 2015 and 2014, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 98.3%, 97.9% and 96.8% for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015 and 2014, 21,359 and 163,700 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

     Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

2014
Fourth Quarter	$0.2850	$6,484	$0.2850	$114	$6,598
Third Quarter	0.2850	6,457	0.2850	126	6,583
Second Quarter	0.2850	6,367	0.2850	152	6,519
First Quarter	0.2850	6,231	0.2850	158	6,389
Total	$1.1400	$25,539	$1.1400	$550	$26,089

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2015	2,411,068	$14.45
Granted	327,122	13.49
Modified to new agreements	—	—
Modified from existing agreements	—	—
Vested	(348,786)	14.25
Forfeited	(101,144)	14.45
Non-vested at December 31, 2015	2,288,260	$14.34
Available for grant at December 31, 2015	957,084

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2015, 2014 and 2013 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2015	327,122	$13.49	(348,786)	$4,969
Year Ended December 31, 2014	2,058,930	$14.40	(133,774)	$1,721
Year Ended December 31, 2013	328,005	$15.43	(15,270)	$224

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2015, 2014 and 2013 was $7.3 million, $4.7 million and $2.3 million, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 39 months. As of December 31, 2015, there was approximately $9.9 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 39 months, and approximately $3.4 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 15 months beginning on January 1, 2016.

We expect to record approximately $13.3 million in share-based compensation subsequent to the year ended December 31, 2015. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 25 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

15. GRANTS TO TRUSTEES

On December 21, 2015, each of our four independent trustees and one trustee emeritus was granted 1,500 common shares, which vested immediately. The 7,500 common shares granted to our trustees had a grant date fair value of $12.10 per share. On December 21, 2015, one of our independent trustees elected to receive a total of 992 common shares with a grant date fair value of $12.10 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2015 was determined using quoted prices available on the date of grant.

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
December 31, 2015

18.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Revenues from continuing operations	$21,252	$21,970	$24,599	$25,595
Income from continuing operations	1,629	1,593	1,551	2,081
Income (loss) from discontinued operations	(8)	(33)	44	8
Net income attributable to Whitestone REIT	1,594	1,534	1,570	2,051
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.07	$0.06	$0.05	$0.07
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.07	$0.06	$0.05	$0.07
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.06	$0.05	$0.07
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.06	$0.06	$0.05	$0.07
2014
Revenues	$17,376	$17,261	$18,540	$19,205
Income from continuing operations	$2,312	$1,135	$1,012	$890
Income from discontinued operations	$120	$145	$109	$2,023
Net income attributable to Whitestone REIT	$2,372	$1,252	$1,100	$2,862
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.10	$0.05	$0.04	$0.04
Income from discontinued operations attributable to Whitestone REIT	0.01	0.00	0.01	0.08
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.11	$0.05	$0.05	$0.12
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.10	$0.05	$0.04	$0.03
Income from discontinued operations attributable to Whitestone REIT	0.01	0.00	0.01	0.09
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.11	$0.05	$0.05	$0.12

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

19.  SUBSEQUENT EVENTS

On February 17, 2016, we completed the sale of approximately 0.5 acres of our 4.45 acre Pinnacle Phase II development parcel, located in Scottsdale, Arizona, for $1.1 million.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2015

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2015	$4,964	$1,974	$(291)	$6,647
Year ended December 31, 2014	3,613	1,602	(251)	4,964
Year ended December 31, 2013	2,226	1,638	(251)	3,613

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Retail Communities:
Ahwatukee Plaza	$5,126	$4,086	$322	$—	$5,126	$4,408	$9,534
Anthem Marketplace	4,790	17,973	160	—	4,790	18,133	22,923
Bellnott Square	1,154	4,638	411	—	1,154	5,049	6,203
Bissonnet Beltway	415	1,947	428	—	415	2,375	2,790
Centre South	481	1,596	590	—	481	2,186	2,667
The Citadel	472	1,777	2,595	—	472	4,372	4,844
City View Village	2,044	4,149	(12)	—	2,044	4,137	6,181
Corporate Park Woodland II	2,758	—	5	—	2,758	5	2,763
Desert Canyon	1,976	1,704	629	—	1,976	2,333	4,309
Fountain Hills Plaza	5,113	15,340	64	—	5,113	15,404	20,517
Fountain Square	5,573	9,828	1,630	—	5,573	11,458	17,031
Fulton Ranch Towne Center	7,604	22,612	93	—	7,604	22,705	30,309
Gilbert Tuscany Village	1,767	3,233	1,441	—	1,767	4,674	6,441
Heritage Trace Plaza	6,209	13,821	30	—	6,209	13,851	20,060
Holly Knight	320	1,293	165	—	320	1,458	1,778
Headquarters Village	7,171	18,439	230	—	7,171	18,669	25,840
Keller Place	5,977	7,577	(79)	—	5,977	7,498	13,475
Kempwood Plaza	733	1,798	764	—	733	2,562	3,295
Lion Square	1,546	4,289	3,202	—	1,546	7,491	9,037
The Marketplace at Central	1,305	5,324	1,067	—	1,305	6,391	7,696
Market Street at DC Ranch	9,710	26,779	1,687	—	9,710	28,466	38,176
Mercado at Scottsdale Ranch	8,728	12,560	495	—	8,728	13,055	21,783
Paradise Plaza	6,155	10,221	859	—	6,155	11,080	17,235
Parkside Village North	3,877	8,629	62	—	3,877	8,691	12,568
Parkside Village South	5,562	27,154	19	—	5,562	27,173	32,735
Pinnacle of Scottsdale	6,648	22,466	1,267	—	6,648	23,733	30,381
Providence	918	3,675	669	—	918	4,344	5,262
Quinlan Crossing	9,561	28,683	1	—	9,561	28,684	38,245
Shaver	184	633	(41)	—	184	592	776
Shops at Pecos Ranch	3,781	15,123	560	—	3,781	15,683	19,464
Shops at Starwood	4,093	11,487	154	—	4,093	11,641	15,734
The Shops at Williams Trace	5,920	14,297	66	—	5,920	14,363	20,283
South Richey	778	2,584	1,929	—	778	4,513	5,291
Spoerlein Commons	2,340	7,296	530	—	2,340	7,826	10,166
The Strand at Huebner Oaks	5,805	12,335	82	—	5,805	12,417	18,222
SugarPark Plaza	1,781	7,125	512	—	1,781	7,637	9,418
Sunridge	276	1,186	331	—	276	1,517	1,793
Sunset at Pinnacle Peak	3,610	2,734	432	—	3,610	3,166	6,776
Terravita Marketplace	7,171	9,392	573	—	7,171	9,965	17,136
Torrey Square	1,981	2,971	1,208	—	1,981	4,179	6,160
Town Park	850	2,911	176	—	850	3,087	3,937
Village Square at Dana Park	10,877	40,252	2,306	—	10,877	42,558	53,435
Webster Pointe	720	1,150	197	—	720	1,347	2,067
Westchase	423	1,751	2,763	—	423	4,514	4,937
Williams Trace Plaza	6,800	14,003	30	—	6,800	14,033	20,833
Windsor Park	2,621	10,482	7,473	—	2,621	17,955	20,576
	$173,704	$439,303	$38,075	$—	$173,704	$477,378	$651,082

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Office/Flex Communities:
Brookhill	$186	$788	$375	$—	$186	$1,163	$1,349
Corporate Park Northwest	1,534	6,306	2,032	—	1,534	8,338	9,872
Corporate Park West	2,555	10,267	980	—	2,555	11,247	13,802
Corporate Park Woodland	652	5,330	653	—	652	5,983	6,635
Dairy Ashford	226	1,211	80	—	226	1,291	1,517
Holly Hall Industrial Park	608	2,516	396	—	608	2,912	3,520
Interstate 10 Warehouse	208	3,700	374	—	208	4,074	4,282
Main Park	1,328	2,721	580	—	1,328	3,301	4,629
Plaza Park	902	3,294	1,059	—	902	4,353	5,255
Westbelt Plaza	568	2,165	735	—	568	2,900	3,468
Westgate Service Center	672	2,776	693	—	672	3,469	4,141
	$9,439	$41,074	$7,957	$—	$9,439	$49,031	$58,470
Office Communities:
9101 LBJ Freeway	$1,597	$6,078	$1,300	$—	$1,597	$7,378	$8,975
Pima Norte	1,086	7,162	2,067	517	1,086	9,746	10,832
Uptown Tower	1,621	15,551	3,928	—	1,621	19,479	21,100
Woodlake Plaza	1,107	4,426	1,543	—	1,107	5,969	7,076
	$5,411	$33,217	$8,838	$517	$5,411	$42,572	$47,983
Total Operating Portfolio	$188,554	$513,594	$54,870	$517	$188,554	$568,981	$757,535

Davenport Village	$11,367	$34,101	$20	$—	$11,367	$34,121	$45,488
Gilbert Tuscany Village Hard Corner	856	794	—	—	856	794	1,650
The Promenade at Fulton Ranch	5,198	13,367	124	—	5,198	13,491	18,689
Total - Development Portfolio (3)	$17,421	$48,262	$144	$—	$17,421	$48,406	$65,827

Anthem Marketplace	$204	$—	$—	$—	$204	$—	$204
Dana Park Development	4,000	—	7	—	4,000	7	4,007
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Pinnacle Phase II	1,000	—	338	399	1,000	737	1,737
Shops at Starwood Phase III	1,818	—	3,034	395	1,818	3,429	5,247
Total - Property Held for Development	$8,003	$—	$3,379	$794	$8,003	$4,173	$12,176

Grand Totals	$213,978	$561,856	$58,393	$1,311	$213,978	$621,560	$835,538

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Retail Communities:
Ahwatukee Plaza		$549		8/16/2011	5-39 years
Anthem Marketplace	(4)	1,192		6/28/2013	5-39 years
Bellnott Square		1,817		1/1/2002	5-39 years
Bissonnet Beltway		1,572		1/1/1999	5-39 years
Centre South		1,071		1/1/2000	5-39 years
The Citadel		948		9/28/2010	5-39 years
City View Village		80		3/31/2015	5-39 years
Corporate Park Woodland II		5		10/17/2013	5-39 years
Desert Canyon		385		4/13/2011	5-39 years
Fountain Hills Plaza		889		10/7/2013	5-39 years
Fountain Square		1,001		9/21/2012	5-39 years
Fulton Ranch Towne Center		676		11/5/2014	5-39 years
Gilbert Tuscany Village		892		6/28/2011	5-39 years
Heritage Trace Plaza		539		7/1/2014	5-39 years
Holly Knight		974		8/1/2000	5-39 years
Headquarters Village	(5)	1,353		3/28/2013	5-39 years
Keller Place		66		8/26/2015	5-39 years
Kempwood Plaza		1,201		2/2/1999	5-39 years
Lion Square		3,186		1/1/2000	5-39 years
The Marketplace at Central		911		11/1/2010	5-39 years
Market Street at DC Ranch		1,670		12/5/2013	5-39 years
Mercado at Scottsdale Ranch	(6)	871		6/19/2013	5-39 years
Paradise Plaza	(7)	995		8/8/2012	5-39 years
Parkside Village North		111		7/2/2015	5-39 years
Parkside Village South		348		7/2/2015	5-39 years
Pinnacle of Scottsdale	(8)	2,559		12/22/2011	5-39 years
Providence		1,839		3/30/2001	5-39 years
Quinlan Crossing		245		8/26/2015	5-39 years
Shaver		295		12/17/1999	5-39 years
Shops at Pecos Ranch	(9)	1,256		12/28/2012	5-39 years
Shops at Starwood	(10)	1,237		12/28/2011	5-39 years
The Shops at Williams Trace		367		12/24/2014	5-39 years
South Richey		1,803		8/25/1999	5-39 years
Spoerlein Commons		1,503		1/16/2009	5-39 years
The Strand at Huebner Oaks		397		9/19/2014	5-39 years
SugarPark Plaza		2,284		9/8/2004	5-39 years
Sunridge		622		1/1/2002	5-39 years
Sunset at Pinnacle Peak		312		5/29/2012	5-39 years
Terravita Marketplace	(11)	1,212		8/8/2011	5-39 years
Torrey Square		2,048		1/1/2000	5-39 years
Town Park		1,704		1/1/1999	5-39 years
Village Square at Dana Park	(12)	3,535		9/21/2012	5-39 years
Webster Pointe		686		1/1/2000	5-39 years
Westchase		1,529		1/1/2002	5-39 years
Williams Trace Plaza		359		12/24/2014	5-39 years
Windsor Park		5,789		12/16/2003	5-39 years
		$54,883

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Office/Flex Communities:
Brookhill		$454		1/1/2002	5-39 years
Corporate Park Northwest		2,907		1/1/2002	5-39 years
Corporate Park West	(13)	4,358		1/1/2002	5-39 years
Corporate Park Woodland	(13)	3,008	11/1/2000		5-39 years
Dairy Ashford	(13)	647		1/1/1999	5-39 years
Holly Hall Industrial Park	(13)	1,151		1/1/2002	5-39 years
Interstate 10 Warehouse	(13)	2,581		1/1/1999	5-39 years
Main Park	(13)	1,583		1/1/1999	5-39 years
Plaza Park	(13)	2,192		1/1/2000	5-39 years
Westbelt Plaza	(13)	1,678		1/1/1999	5-39 years
Westgate Service Center	(13)	1,386		1/1/2002	5-39 years
		$21,945
Office Communities:
9101 LBJ Freeway		$2,205		8/10/2005	5-39 years
Pima Norte		1,842		10/4/2007	5-39 years
Uptown Tower	(14)	6,007		11/22/2005	5-39 years
Woodlake Plaza	(15)	1,776		3/14/2005	5-39 years
		$11,830
Total Operating Portfolio		$88,658

Davenport Village		$510		5/27/2015	5-39 years
Gilbert Tuscany Village Hard Corner		10		8/28/2015	5-39 years
The Promenade at Fulton Ranch		402		11/5/2014	5-39 years
Total - Development Portfolio (3)		$922

Anthem Marketplace		$—		6/28/2013	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Pinnacle Phase II		—		12/28/2011	Land - Not Depreciated
Shops at Starwood Phase III		—		12/28/2011	Land - Not Depreciated
Total - Property Held For Development		$—

Grand Total		$89,580

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2015	2014	2013
Balance at beginning of period	$673,655	$537,872	$401,325
Additions during the period:
Acquisitions	150,331	132,734	130,731
Improvements	12,653	9,330	6,164
	162,984	142,064	136,895
Deductions - cost of real estate sold or retired	(1,101)	(6,281)	(348)
Balance at close of period	$835,538	$673,655	$537,872

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $807,349.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(4)	This property secures a $15.1 million mortgage note.

(5)	This property secures a $19.0 million mortgage note.

(6)	This property secures a $11.1 million mortgage note.

(7)	This property secures a $9.2 million mortgage note.

(8)	This property secures a $14.1 million mortgage note.

(9)	This property secures a $14.0 million mortgage note.

(10)	This property secures a $14.3 million mortgage note.

(11)	This property secures a $10.5 million mortgage note.

(12)	This property secures a $2.6 million mortgage note.

(13)	These properties secure a $37.0 million mortgage note.

(14)	This property secures a $16.5 million mortgage note.

(15)	This property secures a $6.5 million mortgage note.

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

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

10.42+
Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.43+
Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.44
Amended and Restated Credit Agreement between Whitestone REIT Operating Partnership, L.P. and Bank of Montreal dated November 7, 2014 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 12, 2014)

10.45+
Change in Control Agreement between Whitestone REIT and Christine J. Mastandrea (previously filed and incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q, filed March 2, 2015)

10.46	Form of Restricted Unit Award Agreement (Time Vested) (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 7, 2015)

10.47
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Wells Fargo Securities, LLC (previously filed and incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.48
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and JMP Securities LLC (previously filed and incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.49
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and BMO Capital Markets Corp. (previously filed and incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.50
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Wunderlich Securities, Inc. (previously filed as and incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.51
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Ladenburg Thalmann (previously filed and incorporated by reference to Exhibit 1.5 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.52
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Robert W. Baird & Co. Incorporated (previously filed and incorporated by reference to Exhibit 1.6 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.53
First Amendment to Amended and Restated Credit Agreement between Whitestone REIT Operating Partnership, L.P. and Bank of Montreal dated October 30, 2015 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 5, 2015)

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

________________________

*    Filed herewith.
**    Furnished herewith.

***    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

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