Form 10-Q
period 2016-03-31
Whitestone REIT
filed 2016-04-29
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 28, 2016, there were 27,405,055 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$838,220	$835,538
Accumulated depreciation	(93,942)	(89,580)
Total real estate assets	744,278	745,958
Cash and cash equivalents	2,447	2,587
Restricted cash	210	121
Marketable securities	430	435
Escrows and acquisition deposits	7,675	6,668
Accrued rents and accounts receivable, net of allowance for doubtful accounts	16,471	15,466
Unamortized lease commissions and loan costs	8,005	8,178
Prepaid expenses and other assets	3,445	2,672
Total assets	$782,961	$782,085

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$505,337	$497,955
Accounts payable and accrued expenses	25,019	24,051
Tenants' security deposits	5,434	5,254
Dividends and distributions payable	7,962	7,834
Total liabilities	543,752	535,094
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 27,426,480 and 26,991,493 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	361,250	359,971
Accumulated deficit	(119,765)	(116,895)
Accumulated other comprehensive loss	(6,067)	(129)
Total Whitestone REIT shareholders' equity	235,445	242,974
Noncontrolling interest in subsidiary	3,764	4,017
Total equity	239,209	246,991
Total liabilities and equity	$782,961	$782,085

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Property revenues
Rental revenues	$19,422	$16,465
Other revenues	6,013	4,787
Total property revenues	25,435	21,252

Property expenses
Property operation and maintenance	4,794	4,083
Real estate taxes	3,354	2,904
Total property expenses	8,148	6,987

Other expenses (income)
General and administrative	4,836	4,485
Depreciation and amortization	5,392	4,564
Interest expense	4,804	3,408
Interest, dividend and other investment income	(97)	(9)
Total other expense	14,935	12,448

Income from continuing operations before gain (loss) on sale or disposal of properties or assets and income taxes	2,352	1,817

Provision for income taxes	(156)	(83)
Gain on sale of properties	2,890	—
Gain (loss) on sale or disposal of assets	2	(105)
Income from continuing operations	5,088	1,629

Loss from discontinued operations	—	(8)
Loss from discontinued operations	—	(8)

Net income	5,088	1,621

Less: Net income attributable to noncontrolling interests	91	27

Net income attributable to Whitestone REIT	$4,997	$1,594

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.18	$0.07
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.18	$0.07
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.18	$0.06
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.18	$0.06

Weighted average number of common shares outstanding:
Basic	26,604	22,577
Diluted	27,489	23,226

Distributions declared per common share / OP unit	$0.2850	$0.2850

Consolidated Statements of Comprehensive Income (Loss)

Net income	$5,088	$1,621

Other comprehensive gain (loss)

Unrealized loss on cash flow hedging activities	(6,041)	(319)
Unrealized gain (loss) on available-for-sale marketable securities	(5)	41

Comprehensive income (loss)	(958)	1,343

Less: Comprehensive income (loss) attributable to noncontrolling interests	(17)	23

Comprehensive income (loss) attributable to Whitestone REIT	$(941)	$1,320

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2015	26,991	$27	$359,971	$(116,895)	$(129)	$242,974	497	$4,017	$246,991

Exchange of noncontrolling interest OP units for common shares	12	—	98	—	—	98	(12)	(98)	—

Issuance of shares under dividend reinvestment plan	2	—	27	—	—	27	—	—	27

Repurchase of common shares (1)	(46)	—	(871)	—	—	(871)	—	—	(871)

Share-based compensation	467	—	2,025	—	—	2,025	—	—	2,025

Distributions	—	—	—	(7,867)	—	(7,867)	—	(138)	(8,005)

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(5,933)	(5,933)	—	(108)	(6,041)

Unrealized loss on change in fair value of available-for-sale marketable securities	—	—	—	—	(5)	(5)	—	—	(5)

Net income	—	—	—	4,997	—	4,997	—	91	5,088

Balance, March 31, 2016	27,426	$27	$361,250	$(119,765)	$(6,067)	$235,445	485	$3,764	$239,209

(1)
During the three months ended March 31, 2016, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income from continuing operations	$5,088	$1,629
Net income (loss) from discontinued operations	—	(8)
Net income	5,088	1,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,392	4,564
Amortization of deferred loan costs	315	300
Amortization of notes payable discount	72	74
Loss (gain) on sale or disposal of assets and properties	(2,892)	105
Bad debt expense	372	184
Share-based compensation	2,025	1,699
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,853	706
Accrued rent and accounts receivable	(1,377)	(538)
Unamortized lease commissions	(382)	(273)
Prepaid expenses and other assets	191	145
Accounts payable and accrued expenses	(5,161)	(1,122)
Tenants' security deposits	180	46
Net cash provided by operating activities	5,676	7,519
Net cash used in operating activities of discontinued operations	—	(8)
Cash flows from investing activities:
Acquisitions of real estate	—	(6,300)
Additions to real estate	(4,364)	(2,876)
Proceeds from sale of property	1,097	—
Net cash used in investing activities	(3,267)	(9,176)
Net cash used in investing activities of discontinued operations	—	—
Cash flows from financing activities:
Distributions paid to common shareholders	(7,711)	(6,526)
Distributions paid to OP unit holders	(139)	(113)
Proceeds from revolving credit facility, net	7,000	9,000
Repayments of notes payable	(739)	(612)
Change in restricted cash	(89)	—
Repurchase of common shares	(871)	—
Net cash provided by (used in) financing activities	(2,549)	1,749
Net cash used in financing activities of discontinued operations	—	—
Net increase (decrease) in cash and cash equivalents	(140)	84
Cash and cash equivalents at beginning of period	2,587	4,236
Cash and cash equivalents at end of period	$2,447	$4,320

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,602	$3,132
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$187	$41
Financed insurance premiums	$1,060	$1,057
Value of shares issued under dividend reinvestment plan	$27	$23
Value of common shares exchanged for OP units	$98	$64
Change in fair value of available-for-sale securities	$(5)	$41
Change in fair value of cash flow hedge	$(6,041)	$(319)
Proceeds from 1031 exchange transaction	$2,860	$—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2015 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended March 31, 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2016, and the results of operations for the three month periods ended March 31, 2016 and 2015, the consolidated statements of changes in equity for the three month period ended March 31, 2016 and cash flows for the three month periods ended March 31, 2016 and 2015.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2016 and December 31, 2015, Whitestone owned and operated 69 and 70 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of March 31, 2016 and December 31, 2015, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  During the three months ended March 31, 2016, we reclassified certain deferred financing costs, previously classified as an asset as a direct reduction from the carrying amount of certain debt liabilities for all periods presented. Deferred financing costs related to our unsecured line of credit have not been reclassified. See Note 6 for additional information. These reclassifications had no effect on net income or equity.

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

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of March 31, 2016, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2016, approximately $27,000 and $16,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2015, approximately $26,000 and $16,000 in interest expense and real estate taxes, respectively, were capitalized.

Real Estate Held for Sale and Discontinued Operations. We consider a commercial property to be held for sale when it meets all of the criteria established under ASC 205, “Presentation of Financial Statements.” For commercial properties classified as held for sale, assets and liabilities are presented separately for all periods presented.

In accordance with ASC 205, a discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity is classified as held for sale, disposed of by sale or disposed of other than by sale, respectively. In addition, ASC 205 requires us to provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not meet the criteria for a discontinued operation.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $2,025,000 and $1,674,000 in share-based compensation for the three months ended March 31, 2016 and 2015, respectively.

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

See our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued guidance to clarify that debt issuance costs related to line-of-credit agreements may still be presented as an asset and subsequently amortized ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. This guidance was effective for reporting periods beginning on or after December 15, 2015 and is to be applied retrospectively. We have adopted this guidance for all periods presented.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, balance sheet classification of awards and the classification on the statement of cash flows. This guidance will be effective for reporting periods beginning on or after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of March 31, 2016 and December 31, 2015. Available-for-sale securities consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Real estate sector common stock	$654	$—	$(224)	$430
Total available-for-sale securities	$654	$—	$(224)	$430

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

	December 31, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Real estate sector common stock	$654	$—	$(219)	$435
Total available-for-sale securities	$654	$—	$(219)	$435

During the three months ended March 31, 2016 and 2015, no available-for-sale securities were sold. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $224,000 and $91,000 for the three months ended March 31, 2016 and 2015, respectively, has been included in accumulated other comprehensive income (loss).

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2016	December 31, 2015

Tenant receivables	$11,229	$10,494
Accrued rents and other recoveries	12,227	11,619
Allowance for doubtful accounts	(6,985)	(6,647)
Total	$16,471	$15,466

5. UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2016	December 31, 2015

Lease commissions	$7,510	$7,226
Deferred financing cost	4,070	4,070
Total cost	11,580	11,296
Less: lease commissions accumulated amortization	(3,179)	(2,960)
Less: deferred financing cost accumulated amortization	(396)	(158)
Total cost, net of accumulated amortization	$8,005	$8,178

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2016	December 31, 2015
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,160	$10,220
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$37.0 million 3.76% Note, due December 1, 2020	34,904	35,146
$6.5 million 3.80% Note, due January 1, 2019	6,148	6,190
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,957	20,040
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (5)	7,882	7,886
$2.6 million 5.46% Note, due October 1, 2023	2,541	2,550
$11.1 million 5.87% Note, due August 6, 2016	11,228	11,305
$1.1 million 2.97% Note, due November 28, 2016	823	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019	134,600	127,600
Total notes payable principal	507,053	499,747
Less deferred financing costs, net of accumulated amortization	(1,716)	(1,792)
Total notes payable	$505,337	$497,955

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%,

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of March 31, 2016, $334.6 million was drawn on the Facility, and our remaining borrowing capacity was $165.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

As of March 31, 2016, our $171.6 million in secured debt was collateralized by 20 properties with a carrying value of $213.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2016, we were in compliance with all loan covenants.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Scheduled maturities of our outstanding debt as of March 31, 2016 were as follows (in thousands):

Year	Amount Due

2016	$13,583
2017	10,213
2018	12,136
2019	142,649
2020	82,827
Thereafter	245,645
Total	$507,053

7.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
March 31, 2016	Accounts payable and accrued expenses	$6,571
December 31, 2015	Accounts payable and accrued expenses	$617

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 3 under the Facility at 1.725%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 6 for additional information regarding the Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 1 under the Facility at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 6 for additional information regarding the Facility. The swap will begin on February 3, 2017 and will mature on October 30, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 6 for additional information regarding the Facility. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Loss	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended March 31, 2016	$(6,041)	Interest expense	$(594)
Three months ended March 31, 2015	$(319)	Interest expense	$(207)

(1)	We did not recognize any ineffective portion of our interest rate swaps in earnings for the three months ended March 31, 2016 and 2015.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2016 and 2015, 491,023 and 392,599 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended March 31, 2016 and 2015, distributions of $155,000 and $116,000, respectively, were made to holders of certain restricted common shares, $0 and $9,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Income from continuing operations	$5,088	$1,629
Less: Net income attributable to noncontrolling interests	(91)	(28)
Distributions paid on unvested restricted shares	(155)	(107)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	4,842	1,494
Income from discontinued operations	—	(8)
Less: Net income attributable to noncontrolling interests	—	1
Income from discontinued operations attributable to Whitestone REIT	—	(7)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$4,842	$1,487

Denominator:
Weighted average number of common shares - basic	26,604	22,577
Effect of dilutive securities:
Unvested restricted shares	885	649
Weighted average number of common shares - dilutive	27,489	23,226

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.18	$0.07
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.18	$0.07
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.18	$0.06
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.18	$0.06

9. INCOME TAXES

With the exception of our taxable REIT subsidiaries, federal income taxes are generally not provided because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code (the “Code”) and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders.  As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the three months ended March 31, 2016, we recognized $45,000 in income tax expense related to Davenport TRS for the 2015 taxable year.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2016 and 2015, we recognized approximately $114,000 and $82,000 in margin tax provision, respectively.

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

On June 4, 2015, we entered into six amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We have not sold any common shares under the 2015 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2016, we owned a 98.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2016 and December 31, 2015, there were 27,790,365 and 27,367,704 OP units outstanding, respectively.  We owned 27,305,433 and 26,870,671 OP units as of March 31, 2016 and December 31, 2015, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.2% and 98.3% for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, 12,101 and 7,782 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2015 and the three months ended March 31, 2016 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2016
First Quarter	$0.2850	$7,711	$0.2850	$139	$7,850
Total	$0.2850	$7,711	$0.2850	$139	$7,850

2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	2,288,260	$14.34
Granted	22,650	11.13
Vested	(131,376)	14.19
Forfeited	(22,942)	14.57
Non-vested at March 31, 2016	2,156,592	$14.32
Available for grant at March 31, 2016	957,730

A summary of our non-vested and vested shares activity for the three months ended March 31, 2016 and years ended December 31, 2015, 2014 and 2013 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2016	22,650	$11.13	(131,376)	$1,864
Year Ended December 31, 2015	327,122	13.49	(348,786)	4,969
Year Ended December 31, 2014	2,058,930	14.40	(133,774)	1,721
Year Ended December 31, 2013	328,005	15.43	(15,270)	224

Total compensation recognized in earnings for share-based payments was $2,025,000 and $1,674,000 for the three months ended March 31, 2016 and 2015, respectively.

Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 36 months. As of March 31, 2016, there was approximately $6.3 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 36 months and approximately $5.3 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 21 months beginning on April 1, 2016.

We expect to record approximately $7.8 million in non-cash share-based compensation expense in 2016 and $5.8 million subsequent to 2016. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 24 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

12. GRANTS TO TRUSTEES

On December 21, 2015, each of our four independent trustees and one trustee emeritus was granted 1,500 common shares, which vested immediately. The 7,500 common shares granted to our trustees had a grant fair value of $12.10 per share. On December 21, 2015, one of our independent trustees elected to receive a total of 992 common shares with a grant date fair value of $12.10 in lieu of cash for board fees. The fair value of the shares granted were determined using quoted prices available on the date of grant.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

Property Dispositions. On March 3, 2016, we completed the sale of Brookhill, located in Houston, Texas, for $3.1 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property™ strategy. We recorded a gain on sale of $1.9 million. The sale was structured as a like-kind exchange within the meaning of Section 1031 of the Code and sales proceeds were deposited into a Section 1031 exchange escrow account with a qualified intermediary and may be used as consideration for future acquisitions. We have not included Brookhill in discontinued operations as it did not meet the definition of discontinued operations.

On February 17, 2016, we completed the sale of approximately 0.5 acres of our 4.5 acre Pinnacle Phase II development parcel, located in Scottsdale, Arizona, for $1.1 million. We recorded a gain on sale of $1.0 million.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Discontinued Operations. On December 31, 2014, we completed the sale of three office buildings (Zeta, Royal Crest and Featherwood), located in the Clear Lake suburb of Houston, Texas, for $10.3 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties that do not fit our Community Centered Property™ strategy. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2014 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

The operating results for properties classified as discontinued operations consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Property revenues	$—	$1
Property expenses	—	8
Depreciation and amortization	—	—
Interest expense	—	—
Provision for income taxes	—	—
Gain on sale or disposal of assets	—	1
Income from discontinued operations	$—	$(8)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

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

As of March 31, 2016, we owned and operated 69 commercial properties consisting of:

Operating Portfolio

•	46 retail properties containing approximately 4.0 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $594.0 million;

•	four office properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $36.0 million; and

•	10 office/flex properties containing approximately 1.1 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $35.3 million.
Redevelopment, New Acquisitions Portfolio

•	three retail properties containing approximately 0.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $64.6 million; and

•	six parcels of land held for future development having a total carrying value of $14.4 million.

As of March 31, 2016, we had an aggregate of 1,465 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our annualized rental revenues for the three months ended March 31, 2016.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 122 new and renewal leases during the three months ended March 31, 2016, totaling 285,202 square feet and approximately $16.1 million in total lease value.  This compares to 76 new and renewal leases totaling 196,401 square feet and approximately $8.6 million in total lease value during the same period in 2015.

We employed 96 full-time employees as of March 31, 2016.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $25.4 million and $21.3 million for the three months ended March 31, 2016 and 2015, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2016, approximately 27% of our gross leasable area was subject to leases that expire prior to December 31, 2017.  Over the last two years, we have renewed leases covering approximately 76% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Leasing Activity

As of March 31, 2016, we owned 69 properties with 5,881,754 square feet of gross leasable area, which were approximately 87% occupied. Our occupancy rate for all properties was approximately 87% and 86% occupied as of March 31, 2016 and March 31, 2015, respectively. The following is a summary of the Company's leasing activity for the three months ended March 31, 2016:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	79	179,898	2.9	$1.53	$13.91	$13.43	10.7%
New Leases	11	27,167	4.6	5.17	14.50	12.37	28.5%
Total	90	207,065	3.1	$2.01	$13.99	$13.29	12.8%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	1	1,275	3.0	$0.51	$19.65
New Leases	31	109,815	4.9	11.96	10.25
Total	32	111,090	4.9	$11.83	$10.35

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Contractual Expenditures

The following is a summary of the Company's capital expenditures for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Capital expenditures:
Tenant improvements and allowances	$1,084	$1,403
Developments / redevelopments	2,689	959
Leasing commissions and costs	436	242
Maintenance capital expenditures	591	514
Total capital expenditures	$4,800	$3,118

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the three months ended March 31, 2016.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table provides a summary comparison of our results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended March 31,
	2016	2015
Number of properties owned and operated	69	64
Aggregate gross leasable area (sq. ft.)	5,881,754	5,503,663
Ending occupancy rate - operating portfolio(1)	88%	86%
Ending occupancy rate - all properties	87%	86%

Total property revenues	$25,435	$21,252
Total property expenses	8,148	6,987
Total other expenses	14,935	12,448
Provision for income taxes	156	83
Gain on sale of properties	(2,890)	—
Loss (gain) on disposal of assets	(2)	105
Income from continuing operations	5,088	1,629
Loss from discontinued operations, net of taxes	—	(8)
Net income	5,088	1,621
Less: Net income attributable to noncontrolling interests	91	27
Net income attributable to Whitestone REIT	$4,997	$1,594

Funds from operations core (2)	$9,702	$8,184
Property net operating income (3)	17,287	14,265
Distributions paid on common shares and OP units	7,850	6,639
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	81%	81%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations Core (“FFO”)” below.

(3)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $25,435,000 for the three months ended March 31, 2016 as compared to $21,252,000 for the three months ended March 31, 2015, an increase of $4,183,000, or 20%. The three months ended March 31, 2016 included $3,588,000 in increased revenues from New Store operations. We define “New Stores” as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended March 31, 2016 to the three months ended March 31, 2015, New Stores include properties acquired between January 1, 2015 and March 31, 2016. Same Store revenues increased $595,000 for the three months ended March 31, 2016 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended March 31, 2016 to the three months ended March 31, 2015, Same Stores include properties currently owned that were acquired before January 1, 2015. Same Store revenue decreased $89,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 as the result of a combination of a decrease in the average gross leasable area of approximately 49,000 square feet and an increase in the average occupancy to 86.8% from 86.4%. The Same Store average revenue per leased square foot increased $0.58 for the three months ended March 31, 2016 to $18.52 per leased square foot as compared to the average revenue per leased square foot of $17.94 for the three months ended March 31, 2015, resulting in an increase of Same Store revenues of $684,000.

Property expenses.  Our property expenses were approximately $8,148,000 for the three months ended March 31, 2016 as compared to $6,987,000 for the three months ended March 31, 2015, an increase of $1,161,000, or 17%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Overall Property Expenses	2016	2015	Change	% Change
Real estate taxes	$3,354	$2,904	$450	15%
Utilities	1,096	1,059	37	3%
Contract services	1,424	1,238	186	15%
Repairs and maintenance	956	650	306	47%
Bad debt	374	211	163	77%
Labor and other	944	925	19	2%
Total property expenses	$8,148	$6,987	$1,161	17%

	Three Months Ended March 31,
Same Store Property Expenses	2016	2015	Change	% Change
Real estate taxes	$2,715	$2,904	$(189)	(7)%
Utilities	991	1,059	(68)	(6)%
Contract services	1,299	1,238	61	5%
Repairs and maintenance	922	650	272	42%
Bad debt	268	211	57	27%
Labor and other	826	925	(99)	(11)%
Total property expenses	$7,021	$6,987	$34	0%

	Three Months Ended March 31,
New Store Property Expenses	2016	2015	Change	% Change
Real estate taxes	$639	$—	$639	Not meaningful
Utilities	105	—	105	Not meaningful
Contract services	125	—	125	Not meaningful
Repairs and maintenance	34	—	34	Not meaningful
Bad debt	106	—	106	Not meaningful
Labor and other	118	—	118	Not meaningful
Total property expenses	$1,127	$—	$1,127	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $450,000, or 15%, during the three months ended March 31, 2016 as compared to the same period in 2015. Real estate taxes for New Store properties increased approximately $639,000 for the three months ended March 31, 2016. Same Store real estate taxes decreased approximately $189,000 during the three months ended March 31, 2016 as compared to the same period in 2015. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $37,000, or 3%, during the three months ended March 31, 2016 as compared to the same period in 2015. Utilities expense increases attributable to New Store properties were approximately $105,000 for the three months ended March 31, 2016. Same Store utilities expenses decreased approximately $68,000, during the three months ended March 31, 2016 as compared to the same period in 2015.

Contract services.  Contract services expenses increased approximately $186,000, or 15%, during the three months ended March 31, 2016 as compared to the same period in 2015. The increase in contract service expenses included $125,000 in increases for New Store properties for the three months ended March 31, 2016. Same Store contract service expenses increased approximately $61,000 during the three months ended March 31, 2016 as compared to the same period in 2015.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $306,000, or 47%, during the three months ended March 31, 2016 as compared to the same period in 2015. Repairs and maintenance expenses for the three months ended March 31, 2016 included approximately $34,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $272,000 during the three months ended March 31, 2016 as compared to the same period in 2015.

Bad debt.  Bad debt expenses increased approximately $163,000, or 77%, during the three months ended March 31, 2016 as compared to the same period in 2015. Bad debt expenses for the three months ended March 31, 2016 included approximately $106,000 in increases for New Store properties. Same Store bad debt increased approximately $57,000 during the three months ended March 31, 2016 as compared to the same period in 2015.

Labor and other.  Labor and other expenses increased approximately $19,000, or 2%, during the three months ended March 31, 2016 as compared to the same period in 2015. Labor and other expenses for the three months ended March 31, 2016 included approximately $118,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $99,000 during the three months ended March 31, 2016 as compared to the same period in 2015.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended March 31,			Percent
	2016	2015	Change	Change
Same Store (51 properties, exclusive of land held for development)
Property revenues
Rental revenues	$16,904	$16,464	$440	3%
Other revenues	4,942	4,787	155	3%
Total property revenues	21,846	21,251	595	3%

Property expenses
Property operation and maintenance	4,305	4,083	222	5%
Real estate taxes	2,716	2,904	(188)	(6)%
Total property expenses	7,021	6,987	34	0%

Total Same Store net operating income	14,825	14,264	561	4%

New Store (13 properties, exclusive of land held for development)
Property revenues
Rental revenues	2,518	1	2,517	Not meaningful
Other revenues	1,071	—	1,071	Not meaningful
Total property revenues	3,589	1	3,588	Not meaningful

Property expenses
Property operation and maintenance	489	—	489	Not meaningful
Real estate taxes	638	—	638	Not meaningful
Total property expenses	1,127	—	1,127	Not meaningful

Total New Store net operating income	2,462	1	2,461	Not meaningful

Total property net operating income	17,287	14,265	3,022	21%

Less total other expenses, provision for income taxes, gain on sale of properties and loss on disposal of assets	12,199	12,636	(437)	(3)%

Income from continuing operations	5,088	1,629	3,459	212%
Income (loss) from discontinued operations, net of taxes	—	(8)	8	(100)%

Net income	$5,088	$1,621	$3,467	214%

Other expenses.  Our other expenses were approximately $14,935,000 for the three months ended March 31, 2016, as compared to $12,448,000 for the three months ended March 31, 2015, an increase of $2,487,000, or 20%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015	Change	% Change
General and administrative	$4,836	$4,485	$351	8%
Depreciation and amortization	5,392	4,564	828	18%
Interest expense	4,804	3,408	1,396	41%
Interest, dividend and other investment income	(97)	(9)	(88)	978%
Total other expenses	$14,935	$12,448	$2,487	20%

General and administrative. General and administrative expenses increased approximately $351,000, or 8%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was comprised of $351,000 in share-based compensation expense, $293,000 in increased salaries and benefits, and offset by $118,000 in decreased professional fees, $109,000 in decreased travel and $66,000 in decreased other increases.

Total compensation recognized in earnings for share-based payments was $2,025,000 and $1,674,000 for the three months ended March 31, 2016 and 2015, respectively.

Based on our current financial projections, we expect approximately 81% of the unvested awards to vest over the next 36 months. As of March 31, 2016, there was approximately $6.3 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 36 months and approximately $5.3 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 21 months beginning on April 1, 2016.

We expect to record approximately $7.8 million in non-cash share-based compensation expense in 2016 and $5.8 million subsequent to 2016. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 24 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $828,000, or 18%, for the three months ended March 31, 2016 as compared to the same period in 2015. Depreciation for improvements to Same Store properties decreased $3,000 for the three months ended March 31, 2016 as compared to the same period in 2015. Lease commission amortization and depreciation of corporate assets increased $114,000 for the three months ended March 31, 2016 as compared to the same period in 2015. Depreciation for New Store properties increased $717,000.

Interest expense. Interest expense increased approximately $1,396,000, or 41%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in interest expense is comprised of approximately $815,000 in increased interest expense resulting from a $104,592,000 increase in our average notes payable balance, $566,000 in increased interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.12% to 3.57% and an increase in amortized loan fees included in interest expense of $15,000.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $88,000, or 978%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in interest, dividend and other investment income for the three months ended March 31, 2016 as compared to the same period in 2015 is comprised of approximately $91,000 in increased interest income and a $3,000 decrease in dividend income.

Property Dispositions. On March 3, 2016, we completed the sale of Brookhill, located in Houston, Texas, for $3.1 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property™ strategy. We recorded a gain on sale of $1.9 million. The sale was structured as a like-kind exchange within the meaning of Section 1031 of the Code and sales proceeds were deposited into a Section 1031 exchange escrow account with a qualified intermediary and may be used as consideration for future acquisitions. We have not included Brookhill in discontinued operations as it did not meet the definition of discontinued operations.

On February 17, 2016, we completed the sale of approximately 0.5 acres of our 4.5 acre Pinnacle Phase II development parcel, located in Scottsdale, Arizona, for $1.1 million. We recorded a gain on sale of $1.0 million.

The primary components of discontinued operations are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
Property revenues
Rental revenues	$—	$1
Other revenues	—	—
Total property revenues	—	1

Property expenses
Property operation and maintenance	—	8
Real estate taxes	—	—
Total property expenses	—	8

Other expenses
Interest expense	—	—
Depreciation and amortization	—	—
Total other expense	—	—

Income before loss on disposal of assets and income taxes	—	(7)

Provision for income taxes	—	—
Gain on sale or disposal of property or assets in discontinued operations	—	(1)

Income from discontinued operations	$—	$(8)

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO AND FFO CORE	2016	2015
Net income attributable to Whitestone REIT	$4,997	$1,594
Depreciation and amortization of real estate assets	5,311	4,540
(Gain) loss on sale or disposal of assets and properties	(2,892)	105
Net income attributable to noncontrolling interests	91	27
FFO	7,507	6,266

Non cash share-based compensation expense	2,025	1,674
Acquisition costs	170	244
FFO Core	$9,702	$8,184

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME	2016	2015
Net income attributable to Whitestone REIT	$4,997	$1,594
General and administrative expenses	4,836	4,485
Depreciation and amortization	5,392	4,564
Interest expense	4,804	3,408
Interest, dividend and other investment income	(97)	(9)
Provision for income taxes	156	83
Gain on sale of properties	(2,890)	—
(Gain) loss on disposal of assets	(2)	105
Income from discontinued operations	—	8
Net income attributable to noncontrolling interests	91	27
NOI	$17,287	$14,265

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

     During the three months ended March 31, 2016, our cash provided from operating activities was $5,676,000 and our total distributions were $7,850,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $2,174,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $2,447,000 as of March 31, 2016, as compared to $2,587,000 on December 31, 2015.  The decrease of $140,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $5,676,000 for the three months ended March 31, 2016;

•	Proceeds of $7,000,000 from the Facility;

•	Proceeds of $1,097,000 from sale of property;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $7,850,000;

•	Additions to real estate of $4,364,000;

•	Repurchase of common shares of $871,000;

•	Payments of notes payable of $739,000; and

•	Change in restricted cash of $89,000;

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2016	December 31, 2015
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,160	$10,220
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$37.0 million 3.76% Note, due December 1, 2020	34,904	35,146
$6.5 million 3.80% Note, due January 1, 2019	6,148	6,190
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,957	20,040
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,450	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (5)	7,882	7,886
$2.6 million 5.46% Note, due October 1, 2023	2,541	2,550
$11.1 million 5.87% Note, due August 6, 2016	11,228	11,305
$1.1 million 2.97% Note, due November 28, 2016	823	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019	134,600	127,600
Total notes payable principal	507,053	499,747
Less deferred financing costs, net of accumulated amortization	(1,716)	(1,792)
	$505,337	$497,955

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%,

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of March 31, 2016, $334.6 million was drawn on the Facility, and our remaining borrowing capacity was $165.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

As of March 31, 2016, our $171.6 million in secured debt was collateralized by 20 properties with a carrying value of $213.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2016, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2016 were as follows (in thousands):

Year	Amount Due

2016	$13,583
2017	10,213
2018	12,136
2019	142,649
2020	82,827
Thereafter	245,645
Total	$507,053

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

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2015 and the three months ended March 31, 2016 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2016
First Quarter	$0.2850	$7,711	$0.2850	$139	$7,850
Total	$0.2850	$7,711	$0.2850	$139	$7,850

2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

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

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the three months ended March 31, 2016, we recognized $45,000 in income tax expense related to Davenport TRS for the 2015 taxable year.

Environmental Matters

Our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which our operations are conducted. From our inception, we have incurred no significant environmental costs, accrued liabilities or expenditures to mitigate or eliminate future environmental contamination.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of March 31, 2016 and December 31, 2015.

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

Fixed Interest Rate Debt

As of March 31, 2016, $372.5 million, or approximately 73% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2016 of approximately 3.82% per annum with scheduled maturities ranging from 2016 to 2024 (see Note 6 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $16.2 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2016, $134.6 million, or approximately 27% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.3 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2016 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

During the three months ended March 31, 2016, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	N/A	N/A
February 1, 2016 through February 29, 2016	—	—	N/A	N/A
March 1, 2016 through March 31, 2016	46,988	12.57	N/A	N/A
Total	46,988	$12.57

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

WHITESTONE REIT
Date:	April 29, 2016	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2016	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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