Form 10-Q
period 2016-06-30
Whitestone REIT
filed 2016-07-29
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, there were 28,588,283 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$844,807	$835,538
Accumulated depreciation	(99,004)	(89,580)
Total real estate assets	745,803	745,958
Cash and cash equivalents	5,927	2,587
Restricted cash	117	121
Marketable securities	467	435
Escrows and acquisition deposits	5,824	6,668
Accrued rents and accounts receivable, net of allowance for doubtful accounts	16,717	15,466
Unamortized lease commissions and loan costs	8,039	8,178
Prepaid expenses and other assets	3,129	2,672
Total assets	$786,023	$782,085

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$500,553	$497,955
Accounts payable and accrued expenses	30,182	24,051
Tenants' security deposits	5,578	5,254
Dividends and distributions payable	8,169	7,834
Total liabilities	544,482	535,094
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 28,138,047 and 26,991,493 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	28	27
Additional paid-in capital	372,650	359,971
Accumulated deficit	(126,300)	(116,895)
Accumulated other comprehensive loss	(8,448)	(129)
Total Whitestone REIT shareholders' equity	237,930	242,974
Noncontrolling interest in subsidiary	3,611	4,017
Total equity	241,541	246,991
Total liabilities and equity	$786,023	$782,085

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Property revenues
Rental revenues	$19,649	$17,176	$39,071	$33,641
Other revenues	5,480	4,794	11,493	9,581
Total property revenues	25,129	21,970	50,564	43,222

Property expenses
Property operation and maintenance	4,683	4,339	9,477	8,422
Real estate taxes	3,304	2,925	6,658	5,829
Total property expenses	7,987	7,264	16,135	14,251

Other expenses (income)
General and administrative	5,413	4,998	10,249	9,483
Depreciation and amortization	5,521	4,675	10,913	9,239
Interest expense	4,748	3,516	9,552	6,924
Interest, dividend and other investment income	(78)	(162)	(175)	(171)
Total other expense	15,604	13,027	30,539	25,475

Income from continuing operations before gain on sale or disposal of properties or assets and income taxes	1,538	1,679	3,890	3,496

Provision for income taxes	(11)	(91)	(167)	(174)
Gain on sale of properties	—	—	2,890	—
Gain (loss) on sale or disposal of assets	(18)	5	(16)	(100)
Income from continuing operations	1,509	1,593	6,597	3,222

Loss from discontinued operations	—	(33)	—	(41)
Loss from discontinued operations	—	(33)	—	(41)

Net income	1,509	1,560	6,597	3,181

Less: Net income attributable to noncontrolling interests	25	26	116	53

Net income attributable to Whitestone REIT	$1,484	$1,534	$6,481	$3,128

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.23	$0.13
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.23	$0.13
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.22	$0.12
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.22	$0.12

Weighted average number of common shares outstanding:
Basic	26,819	22,869	26,712	22,724
Diluted	27,513	23,401	27,501	23,314

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.5700	$0.5700

Consolidated Statements of Comprehensive Income (Loss)

Net income	$1,509	$1,560	$6,597	$3,181

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	(2,450)	43	(8,491)	(276)
Unrealized gain (loss) on available-for-sale marketable securities	36	(139)	31	(98)

Comprehensive income (loss)	(905)	1,464	(1,863)	2,807

Less: Comprehensive income (loss) attributable to noncontrolling interests	(16)	24	(33)	47

Comprehensive income (loss) attributable to Whitestone REIT	$(889)	$1,440	$(1,830)	$2,760

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	interests		Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Equity

Balance, December 31, 2015	26,991	$27	$359,971	$(116,895)	$(129)	$242,974	497	$4,017	$246,991

Exchange of noncontrolling interest OP units for common shares	13	—	105	—	(7)	98	(13)	(98)	—

Issuance of shares under dividend reinvestment plan	4	—	53	—	—	53	—	—	53

Issuance of common shares, net of offering costs	736	1	10,599	—	—	10,600	—	—	10,600

Repurchase of common shares (1)	(139)	—	(1,922)	—	—	(1,922)	—	—	(1,922)

Share-based compensation	533	—	3,844	—	—	3,844	—	—	3,844

Distributions	—	—	—	(15,886)	—	(15,886)	—	(276)	(16,162)

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(8,342)	(8,342)	—	(149)	(8,491)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	30	30	—	1	31

Net income	—	—	—	6,481	—	6,481	—	116	6,597

Balance, June 30, 2016	28,138	$28	$372,650	$(126,300)	$(8,448)	$237,930	484	$3,611	$241,541

(1)
During the six months ended June 30, 2016, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income from continuing operations	$6,597	$3,222
Net income (loss) from discontinued operations	—	(41)
Net income	6,597	3,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,913	9,239
Amortization of deferred loan costs	784	601
Amortization of notes payable discount	145	149
Gain on sale of marketable securities	—	(44)
Loss (gain) on sale or disposal of assets and properties	(2,874)	100
Bad debt expense	763	771
Share-based compensation	3,844	3,359
Changes in operating assets and liabilities:
Escrows and acquisition deposits	844	(772)
Accrued rent and accounts receivable	(2,014)	(1,767)
Unamortized lease commissions	(1,133)	(610)
Prepaid expenses and other assets	459	323
Accounts payable and accrued expenses	(2,537)	(235)
Tenants' security deposits	324	267
Net cash provided by operating activities	16,115	14,603
Net cash used in operating activities of discontinued operations	—	(41)
Cash flows from investing activities:
Acquisitions of real estate	—	(51,800)
Additions to real estate	(11,055)	(5,009)
Proceeds from sales of properties	3,957	—
Proceeds from sales of marketable securities	—	496
Net cash used in investing activities	(7,098)	(56,313)
Net cash used in investing activities of discontinued operations	—	—
Cash flows from financing activities:
Distributions paid to common shareholders	(15,497)	(13,127)
Distributions paid to OP unit holders	(277)	(224)
Proceeds from issuance of common shares, net of offering costs	10,600	49,725
Proceeds from revolving credit facility, net	3,000	9,500
Repayments of notes payable	(1,585)	(1,336)
Change in restricted cash	4	—
Repurchase of common shares	(1,922)	(772)
Net cash provided by (used in) financing activities	(5,677)	43,766
Net cash used in financing activities of discontinued operations	—	—
Net increase in cash and cash equivalents	3,340	2,015
Cash and cash equivalents at beginning of period	2,587	4,236
Cash and cash equivalents at end of period	$5,927	$6,251

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,169	$6,409
Cash paid for taxes	$284	$315
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$253	$48
Financed insurance premiums	$1,060	$1,057
Value of shares issued under dividend reinvestment plan	$53	$47
Value of common shares exchanged for OP units	$98	$81
Change in fair value of available-for-sale securities	$31	$(98)
Change in fair value of cash flow hedge	$8,491	$(276)

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2015 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended June 30, 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2016, and the results of operations for the three and six month periods ended June 30, 2016 and 2015, the consolidated statements of changes in equity for the six month period ended June 30, 2016 and cash flows for the six month periods ended June 30, 2016 and 2015.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2016 and December 31, 2015, Whitestone owned and operated 69 and 70 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of June 30, 2016 and December 31, 2015, we owned a majority of the partnership interests in the Operating Partnership.  Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.  All significant inter-company balances have been eliminated. Noncontrolling interests in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted average percentage ownership of the Operating Partnership during the period.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the ownership interests of both the noncontrolling interests and Whitestone.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  During the six months ended June 30, 2016, we reclassified certain deferred financing costs, previously classified as an asset as a direct reduction from the carrying amount of certain debt liabilities for all periods presented. Deferred financing costs related to our unsecured line of credit have not been reclassified. See Note 6 for additional information. These reclassifications had no effect on net income or equity.

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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of June 30, 2016, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2016, approximately $105,000 and $16,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2016, approximately $132,000 and $32,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2015, approximately $32,000 and $21,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2015, approximately $58,000 and $37,000 in interest expense and real estate taxes, respectively, were capitalized.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,819,000 and $1,669,000 in share-based compensation for the three months ended June 30, 2016 and 2015, respectively, and we recognized $3,844,000 and $3,343,000 in share-based compensation for the six months ended June 30, 2016 and 2015, respectively.

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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of June 30, 2016 and December 31, 2015. Available-for-sale securities consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Real estate sector common stock	$654	$—	$(187)	$467
Total available-for-sale securities	$654	$—	$(187)	$467

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	December 31, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Real estate sector common stock	$654	$—	$(219)	$435
Total available-for-sale securities	$654	$—	$(219)	$435

During the three and six months ended June 30, 2016, no available-for-sale securities were sold. During the three and six months ended June 30, 2015, available-for-sale securities were sold for total proceeds of $496,000. The gross realized gain on these sales during the three months ended June 30, 2015 was $44,000. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $187,000 and $232,000 for the six months ended June 30, 2016 and 2015, respectively, has been included in accumulated other comprehensive income (loss).

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2016	December 31, 2015

Tenant receivables	$12,832	$10,494
Accrued rents and other recoveries	11,212	11,619
Allowance for doubtful accounts	(7,327)	(6,647)
Total	$16,717	$15,466

5. UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2016	December 31, 2015

Lease commissions	$7,921	$7,226
Deferred financing cost	4,070	4,070
Total cost	11,991	11,296
Less: lease commissions accumulated amortization	(3,318)	(2,960)
Less: deferred financing cost accumulated amortization	(634)	(158)
Total cost, net of accumulated amortization	$8,039	$8,178

6. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2016	December 31, 2015
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,100	$10,220
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$37.0 million 3.76% Note, due December 1, 2020	34,661	35,146
$6.5 million 3.80% Note, due January 1, 2019	6,105	6,190
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,876	20,040
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,412	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (5)	7,878	7,886
$2.6 million 5.46% Note, due October 1, 2023	2,531	2,550
$11.1 million 5.87% Note, due August 6, 2016	11,152	11,305
$1.1 million 2.97% Note, due November 28, 2016	517	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019	130,600	127,600
Total notes payable principal	502,192	499,747
Less deferred financing costs, net of accumulated amortization	(1,639)	(1,792)
Total notes payable	$500,553	$497,955

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

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
June 30, 2016
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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of June 30, 2016, $330.6 million was drawn on the Facility, and our remaining borrowing capacity was $169.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

As of June 30, 2016, our $171.1 million in secured debt was collateralized by 20 properties with a carrying value of $212.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2016, we were in compliance with all loan covenants.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Scheduled maturities of our outstanding debt as of June 30, 2016 were as follows (in thousands):

Year	Amount Due

2016	$12,722
2017	10,213
2018	12,136
2019	138,649
2020	82,827
Thereafter	245,645
Total	$502,192

7.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
June 30, 2016	Accounts payable and accrued expenses	$8,933
December 31, 2015	Accounts payable and accrued expenses	$617

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended June 30, 2016	$(2,450)	Interest expense	$(614)
Three months ended June 30, 2015	$43	Interest expense	$(203)

Six months ended June 30, 2016	$(8,491)	Interest expense	$(1,208)
Six months ended June 30, 2015	$(276)	Interest expense	$(410)

(1)	We did not recognize any ineffective portion of our interest rate swaps in earnings for the three and six months ended June 30, 2016 and 2015.

8.  EARNINGS PER SHARE

Basic earnings per share for our common shareholders is calculated by dividing income from continuing operations excluding amounts attributable to unvested restricted common shares and the net income attributable to noncontrolling interests by our weighted average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income attributable to common shareholders excluding amounts attributable to unvested restricted common shares and the net income attributable to noncontrolling interests by the weighted average number of common shares including any dilutive unvested restricted common shares.

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2016 and 2015, 484,422 and 390,323 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2016 and 2015, 487,722 and 391,455 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended June 30, 2016 and 2015, distributions of $197,000 and $172,000, respectively, were made to holders of certain restricted common shares, $0 and $9,000, respectively, of which were charged against earnings. For the six months ended June 30, 2016 and 2015, distributions of $352,000 and $288,000, respectively, were made to holders of certain restricted common shares, $0 and $18,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Income from continuing operations	$1,509	$1,593	$6,597	$3,222
Less: Net income attributable to noncontrolling interests	(25)	(26)	(116)	(54)
Distributions paid on unvested restricted shares	(197)	(163)	(352)	(270)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	1,287	1,404	6,129	2,898
Income from discontinued operations	—	(33)	—	(41)
Less: Net income attributable to noncontrolling interests	—	—	—	1
Income from discontinued operations attributable to Whitestone REIT	—	(33)	—	(40)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,287	$1,371	$6,129	$2,858

Denominator:
Weighted average number of common shares - basic	26,819	22,869	26,712	22,724
Effect of dilutive securities:
Unvested restricted shares	694	532	789	590
Weighted average number of common shares - dilutive	27,513	23,401	27,501	23,314

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.23	$0.13
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.23	$0.13
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.22	$0.12
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.06	$0.22	$0.12

9. INCOME TAXES

With the exception of our taxable REIT subsidiaries, federal income taxes are generally not provided because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code (the “Code”) and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders.  As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the six months ended June 30, 2016, we recognized $54,000 in income tax expense related to Davenport TRS for the 2016 taxable year.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue. We recorded $49,000 in credits to tax expense during the six months ended June 30, 2016 for the 2015 taxable year.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2016 and 2015, we recognized approximately $48,000 and $106,000 in margin tax provision, respectively, and for the six months ended June 30, 2016 and 2015, we recognized approximately $162,000 and $188,000 in margin tax provision, respectively.

10.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On June 26, 2015, we completed the sale of 3,750,000 common shares, $0.001 par value per share, at a purchase price of $13.3386 per share. Total net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the offering to repay a portion of the Facility and for general corporate purposes.

On June 4, 2015, we entered into six amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. During the three and six months ended June 30, 2016, we sold 735,755 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $10.6 million. In connection with such sales, we paid compensation of approximately $0.2 million to the sales agents. We had not sold any common shares under the 2015 equity distribution agreements as of June 30, 2015.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2016, we owned a 98.3% interest in the Operating Partnership.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2016 and December 31, 2015, there were 28,501,242 and 27,367,704 OP units outstanding, respectively.  We owned 28,017,225 and 26,870,671 OP units as of June 30, 2016 and December 31, 2015, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.3% and 98.4% for the three months ended June 30, 2016 and 2015, respectively, and 98.2% and 98.3% for the six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, 915 and 802 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2016 and 2015, 13,016 and 8,584 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2015 and the six months ended June 30, 2016 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2016
Second Quarter	$0.2850	$7,786	$0.2850	$138	$7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$0.5700	$15,497	$0.5700	$277	$15,774

2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

11.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Plan. On December 22, 2010, our board of trustees amended the 2008 Plan to allow for awards in or related to Class B common shares pursuant to the 2008 Plan. On June 27, 2012, our Class B common shares were redesignated as “common shares.” The 2008 Plan, as amended, provides that awards may be made with respect to common shares of Whitestone or OP units, which may be converted into cash or, at our option, common shares of Whitestone. The maximum aggregate number of common shares that may be issued under the 2008 Plan is increased upon each issuance of common shares by Whitestone so that at any time the maximum number of common shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of common shares of Whitestone and OP units issued and outstanding (other than common shares and/or OP units issued to or held by Whitestone).

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units for 51 of our employees. The modified time-based shares will vest annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment is required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. If the performance targets are not met prior to December 31, 2018, any unvested performance-based restricted common shares and restricted common share units will be forfeited.

The Compensation Committee approved the grant of an aggregate of 320,000 and 143,000 time-based restricted common share units on June 30, 2016 and 2015, respectively, to James C. Mastandrea and David K. Holeman.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	2,288,260	$14.34
Granted	514,150	14.81
Vested	(371,143)	14.42
Forfeited	(30,564)	14.13
Non-vested at June 30, 2016	2,400,703	$14.43
Available for grant at June 30, 2016	579,241

A summary of our non-vested and vested shares activity for the six months ended June 30, 2016 and years ended December 31, 2015, 2014 and 2013 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2016	514,150	$14.81	(371,143)	$5,353
Year Ended December 31, 2015	327,122	13.49	(348,786)	4,969
Year Ended December 31, 2014	2,058,930	14.40	(133,774)	1,721
Year Ended December 31, 2013	328,005	15.43	(15,270)	224

Total compensation recognized in earnings for share-based payments was $1,819,000 and $1,669,000 for the three months ended June 30, 2016 and 2015, respectively, and $3,844,000 and $3,343,000 for the six months ended June 30, 2016 and 2015, respectively.

Based on our current financial projections, we expect approximately 83% of the unvested awards to vest over the next 36 months. As of June 30, 2016, there was approximately $7.5 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 36 months and approximately $8.3 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 18 months beginning on July 1, 2016.

We expect to record approximately $9.4 million in non-cash share-based compensation expense in 2016 and $10.2 million subsequent to 2016. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 22 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
June 30, 2016
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

Property Dispositions. On March 3, 2016, we completed the sale of Brookhill, located in Houston, Texas, for $3.1 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property™ strategy. We recorded a gain on sale of $1.9 million. The sale was structured as a like-kind exchange within the meaning of Section 1031 of the Code and sales proceeds were deposited into a Section 1031 exchange escrow account with a qualified intermediary and subsequently distributed for general corporate purposes. We have not included Brookhill in discontinued operations as it did not meet the definition of discontinued operations.

On February 17, 2016, we completed the sale of approximately 0.5 acres of our 4.5 acre Pinnacle Phase II development parcel, located in Scottsdale, Arizona, for $1.1 million. We recorded a gain on sale of $1.0 million.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The operating results for properties classified as discontinued operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Property revenues	$—	$—	$—	$1
Property expenses	—	36	—	44
Depreciation and amortization	—	—	—	—
Interest expense	—	—	—	—
Provision for income taxes	—	(2)	—	(2)
Gain on sale or disposal of assets	—	(1)	—	—
Income from discontinued operations	$—	$(33)	$—	$(41)

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our ability to dispose of our non-core assets on attractive terms, on the time frame we expect, or at all;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

Overview

We are a self-managed, fully-integrated real estate company that primarily owns, manages, and redevelops high quality retail properties, which we refer to as Community Centered Properties™. Our properties are located in attractive and affluent neighborhoods within high growth Sunbelt markets such as Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio. We believe that gaining critical mass within these target markets, combined with our local market intelligence, existing platform, access to capital and broad network of industry relationships, gives us a competitive advantage and allows us to generate long-term return opportunities and added value for our shareholders.

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered PropertiesTM.  We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants, medical, educational and financial services, and entertainment.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

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

As of June 30, 2016, we owned and operated 69 commercial properties consisting of:

Operating Portfolio

•	47 retail properties containing approximately 4.1 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $610.0 million;

•	four office properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $36.1 million; and

•	10 office/flex properties containing approximately 1.1 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $35.0 million.
Redevelopment, New Acquisitions Portfolio

•	two retail properties containing approximately 0.1 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $46.3 million; and

•	six parcels of land held for future development having a total carrying value of $18.4 million.

As of June 30, 2016, we had an aggregate of 1,478 tenants.  We have a diversified tenant base with our largest tenant comprising only 3.2% of our annualized rental revenues for the six months ended June 30, 2016.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 223 new and renewal leases during the six months ended June 30, 2016, totaling 594,182 square feet and approximately $40.8 million in total lease value.  This compares to 193 new and renewal leases totaling 463,466 square feet and approximately $24.5 million in total lease value during the same period in 2015.

We employed 95 full-time employees as of June 30, 2016.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $25.1 million and $22.0 million for the three months ended June 30, 2016 and 2015, respectively, and $50.6 million and $43.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2016, approximately 24% of our gross leasable area was subject to leases that expire prior to December 31, 2017.  Over the last two years, we have renewed leases covering approximately 76% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Capital Recycling and Becoming a Pure-Play Retail REIT

We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property™ strategy. We previously announced our intention to recycle our non-core office and office/flex properties as we transition to becoming a pure-play owner of neighborhood retail centers. As of June 30, 2016, our non-core assets had an aggregate carrying value (net of accumulated depreciation) of approximately $71.1 million.

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

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered PropertiesTM strategy.  We define Community Centered PropertiesTM as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio.  We may acquire properties in other high-growth cities in the future. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants, medical, educational and financial services and entertainment.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

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

Leasing Activity

As of June 30, 2016, we owned 69 properties with 5,881,754 square feet of gross leasable area, which were approximately 87% occupied. Our occupancy rate for all properties was approximately 87% and 86% occupied as of June 30, 2016 and June 30, 2015, respectively. The following is a summary of the Company's leasing activity for the six months ended June 30, 2016:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	130	336,019	3.0	$2.02	$14.80	$14.30	9.9%
New Leases	26	57,985	4.1	3.99	14.15	14.42	8.0%
Total	156	394,004	3.1	$2.31	$14.71	$14.32	9.6%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	2	5,026	6.3	$22.41	$20.28
New Leases	65	233,416	5.7	9.46	12.89
Total	67	238,442	5.7	$9.74	$13.04

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Contractual Expenditures

The following is a summary of the Company's capital expenditures for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Capital expenditures:
Tenant improvements and allowances	$1,434	$701	$2,518	$2,104
Developments / redevelopments	4,521	667	7,210	1,626
Leasing commissions and costs	575	328	1,011	570
Maintenance capital expenditures	736	765	1,327	1,279
Total capital expenditures	$7,266	$2,461	$12,066	$5,579

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the six months ended June 30, 2016.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table provides a summary comparison of our results of operations for the three months ended June 30, 2016 and 2015 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended June 30,
	2016	2015
Number of properties owned and operated	69	65
Aggregate gross leasable area (sq. ft.)	5,881,754	5,632,597
Ending occupancy rate - operating portfolio(1)	87%	87%
Ending occupancy rate - all properties	87%	86%

Total property revenues	$25,129	$21,970
Total property expenses	7,987	7,264
Total other expenses	15,604	13,027
Provision for income taxes	11	91
Loss (gain) on disposal of assets	18	(5)
Income from continuing operations	1,509	1,593
Loss from discontinued operations, net of taxes	—	(33)
Net income	1,509	1,560
Less: Net income attributable to noncontrolling interests	25	26
Net income attributable to Whitestone REIT	$1,484	$1,534

Funds from operations core (2)	$9,218	$8,463
Property net operating income (3)	17,142	14,706
Distributions paid on common shares and OP units	7,924	6,712
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	86%	79%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”) Core” below.

(3)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $25,129,000 for the three months ended June 30, 2016 as compared to $21,970,000 for the three months ended June 30, 2015, an increase of $3,159,000, or 14%. The three months ended June 30, 2016 included $2,804,000 in increased revenues from Non-Same Store operations. We define “Non-Same Stores” as properties that were not owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2016 to the three months ended June 30, 2015, Non-Same Stores include properties that were not owned for the entire period between April 1, 2015 and June 30, 2016. Same Store revenues increased $355,000 for the three months ended June 30, 2016 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2016 to the three months ended June 30, 2015, Same Stores include properties owned during the entire period from April 1, 2015 to June 30, 2016. Same Store revenue increased $85,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 as the result of an increase in the average occupancy to 86.7% from 86.2%. The Same Store average revenue per leased square foot increased $0.23 for the three months ended June 30, 2016 to $18.60 per leased square foot as compared to the average revenue per leased square foot of $18.37 for the three months ended June 30, 2015, resulting in an increase of Same Store revenues of $270,000.

Property expenses.  Our property expenses were approximately $7,987,000 for the three months ended June 30, 2016 as compared to $7,264,000 for the three months ended June 30, 2015, an increase of $723,000, or 10%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Overall Property Expenses	2016	2015	Change	% Change
Real estate taxes	$3,304	$2,925	$379	13%
Utilities	1,140	1,069	71	7%
Contract services	1,569	1,273	296	23%
Repairs and maintenance	773	680	93	14%
Bad debt	389	589	(200)	(34)%
Labor and other	812	728	84	12%
Total property expenses	$7,987	$7,264	$723	10%

	Three Months Ended June 30,
Same Store Property Expenses	2016	2015	Change	% Change
Real estate taxes	$2,693	$2,823	$(130)	(5)%
Utilities	1,055	1,056	(1)	—%
Contract services	1,431	1,263	168	13%
Repairs and maintenance	713	671	42	6%
Bad debt	282	573	(291)	(51)%
Labor and other	715	708	7	1%
Total property expenses	$6,889	$7,094	$(205)	(3)%

	Three Months Ended June 30,
Non-Same Store Property Expenses	2016	2015	Change	% Change
Real estate taxes	$611	$102	$509	Not meaningful
Utilities	85	13	72	Not meaningful
Contract services	138	10	128	Not meaningful
Repairs and maintenance	60	9	51	Not meaningful
Bad debt	107	16	91	Not meaningful
Labor and other	97	20	77	Not meaningful
Total property expenses	$1,098	$170	$928	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $379,000, or 13%, during the three months ended June 30, 2016 as compared to the same period in 2015. Real estate taxes for Non-Same Store properties increased approximately $509,000 for the three months ended June 30, 2016. Same Store real estate taxes decreased approximately $130,000 during the three months ended June 30, 2016 as compared to the same period in 2015. The decrease in Same Store real estate tax expense was primarily attributable to favorable settlements with tax authorities resulting in a larger expense reduction for refunds during the three months ended June 30, 2016 as compared to the same period in 2015. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $71,000, or 7%, during the three months ended June 30, 2016 as compared to the same period in 2015. Utilities expense increases attributable to Non-Same Store properties were approximately $72,000 for the three months ended June 30, 2016. Same Store utilities expenses decreased approximately $1,000 during the three months ended June 30, 2016 as compared to the same period in 2015.

Contract services.  Contract services expenses increased approximately $296,000, or 23%, during the three months ended June 30, 2016 as compared to the same period in 2015. The increase in contract service expenses included $128,000 in increases for Non-Same Store properties for the three months ended June 30, 2016. Same Store contract service expenses increased approximately $168,000 during the three months ended June 30, 2016 as compared to the same period in 2015. The Same Store contract service expense increase of $168,000 was primarily attributable to increased security and security monitoring on several of our properties.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $93,000, or 14%, during the three months ended June 30, 2016 as compared to the same period in 2015. Repairs and maintenance expenses for the three months ended June 30, 2016 included approximately $51,000 in increases for Non-Same Store properties. Same Store repairs and maintenance expenses increased approximately $42,000 during the three months ended June 30, 2016 as compared to the same period in 2015. The Same Store increase in repairs and maintenance was primarily attributable to routine parking lot surface repairs.

Bad debt.  Bad debt expenses decreased approximately $200,000, or 34%, during the three months ended June 30, 2016 as compared to the same period in 2015. Bad debt expenses for the three months ended June 30, 2016 included approximately $91,000 in increases for Non-Same Store properties. Same Store bad debt decreased approximately $291,000 during the three months ended June 30, 2016 as compared to the same period in 2015.

Labor and other.  Labor and other expenses increased approximately $84,000, or 12%, during the three months ended June 30, 2016 as compared to the same period in 2015. Labor and other expenses for the three months ended June 30, 2016 included approximately $77,000 in increased cost for Non-Same Store properties. Same Store labor and other expenses increased approximately $7,000 during the three months ended June 30, 2016 as compared to the same period in 2015.

Same Store and Non-Same Store net operating income. The components of Same Store, Non-Same Store and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended June 30,			Percent
	2016	2015	Change	Change
Same Store (57 properties, exclusive of land held for development)
Property revenues
Rental revenues	$17,212	$16,837	$375	2%
Other revenues	4,637	4,657	(20)	—%
Total property revenues	21,849	21,494	355	2%

Property expenses
Property operation and maintenance	4,196	4,271	(75)	(2)%
Real estate taxes	2,693	2,823	(130)	(5)%
Total property expenses	6,889	7,094	(205)	(3)%

Total Same Store net operating income	14,960	14,400	560	4%

Non-Same Store (6 properties, exclusive of land held for development)
Property revenues
Rental revenues	2,437	339	2,098	Not meaningful
Other revenues	843	137	706	Not meaningful
Total property revenues	3,280	476	2,804	Not meaningful

Property expenses
Property operation and maintenance	487	68	419	Not meaningful
Real estate taxes	611	102	509	Not meaningful
Total property expenses	1,098	170	928	Not meaningful

Total Non-Same Store net operating income	2,182	306	1,876	Not meaningful

Total property net operating income	17,142	14,706	2,436	17%

Less total other expenses, provision for income taxes, gain on sale of properties and loss on disposal of assets	15,633	13,113	2,520	19%

Income from continuing operations	1,509	1,593	(84)	(5)%
Income (loss) from discontinued operations, net of taxes	—	(33)	33	(100)%

Net income	$1,509	$1,560	$(51)	(3)%

Other expenses.  Our other expenses were approximately $15,604,000 for the three months ended June 30, 2016, as compared to $13,027,000 for the three months ended June 30, 2015, an increase of $2,577,000, or 20%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended
	June 30,
	2016	2015	Change	% Change
General and administrative	$5,413	$4,998	$415	8%
Depreciation and amortization	5,521	4,675	846	18%
Interest expense	4,748	3,516	1,232	35%
Interest, dividend and other investment income	(78)	(162)	84	(52)%
Total other expenses	$15,604	$13,027	$2,577	20%

General and administrative. General and administrative expenses increased approximately $415,000, or 8%, for the three months ended June 30, 2016 as compared to the same period in 2015. The increase was comprised of $330,000 in increased legal fees expense, $150,000 in increased share-based compensation, $146,000 in increased salaries and benefits, $146,000 in increased other expenses and was offset by $357,000 in decreased acquisition transaction expenses.

Total compensation recognized in earnings for share-based payments was $1,819,000 and $1,669,000 for the three months ended June 30, 2016 and 2015, respectively.

Based on our current financial projections, we expect approximately 83% of the unvested awards to vest over the next 36 months. As of June 30, 2016, there was approximately $7.5 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 36 months and approximately $8.3 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 18 months beginning on July 1, 2016.

We expect to record approximately $9.4 million in non-cash share-based compensation expense in 2016 and $10.2 million subsequent to 2016. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 22 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $846,000, or 18%, for the three months ended June 30, 2016 as compared to the same period in 2015. Depreciation for improvements to Same Store properties increased $160,000 for the three months ended June 30, 2016 as compared to the same period in 2015. Lease commission amortization and depreciation of corporate assets increased $58,000 for the three months ended June 30, 2016 as compared to the same period in 2015. Depreciation for Non-Same Store properties increased $628,000.

Interest expense. Interest expense increased approximately $1,232,000, or 35%, for the three months ended June 30, 2016 as compared to the same period in 2015. The increase in interest expense is comprised of approximately $807,000 in increased interest expense resulting from a $101,217,000 increase in our average notes payable balance, $411,000 in increased interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.19% to 3.51% and an increase in amortized loan fees included in interest expense of $14,000.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased approximately $84,000, or 52%, for the three months ended June 30, 2016 as compared to the same period in 2015. The decrease in interest, dividend and other investment income for the three months ended June 30, 2016 as compared to the same period in 2015 is comprised of approximately $44,000 in decreased gains on sales of available-for-sale marketable securities, $42,000 in decreased interest income, and was offset by a $2,000 increase in dividend income.

The primary components of discontinued operations are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2016	2015
Property revenues
Rental revenues	$—	$—
Other revenues	—	—
Total property revenues	—	—

Property expenses
Property operation and maintenance	—	33
Real estate taxes	—	—
Total property expenses	—	33

Other expenses
Interest expense	—	—
Depreciation and amortization	—	—
Total other expense	—	—

Income before loss on disposal of assets and income taxes	—	(33)

Provision for income taxes	—	—
Gain on sale or disposal of property or assets in discontinued operations	—	—

Income from discontinued operations	$—	$(33)

Results of Operations

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table provides a summary comparison of our results of operations for the six months ended June 30, 2016 and 2015 (dollars in thousands, except per share and OP unit amounts):

	Six Months Ended June 30,
	2016	2015
Number of properties owned and operated	69	65
Aggregate gross leasable area (sq. ft.)	5,881,754	5,632,597
Ending occupancy rate - operating portfolio(1)	87%	87%
Ending occupancy rate - all properties	87%	86%

Total property revenues	$50,564	$43,222
Total property expenses	16,135	14,251
Total other expenses	30,539	25,475
Provision for income taxes	167	174
Gain on sale of properties	(2,890)	—
Loss (gain) on disposal of assets	16	100
Income from continuing operations	6,597	3,222
Loss from discontinued operations, net of taxes	—	(41)
Net income	6,597	3,181
Less: Net income attributable to noncontrolling interests	116	53
Net income attributable to Whitestone REIT	$6,481	$3,128

Funds from operations core (2)	$18,920	$16,647
Property net operating income (3)	34,429	28,971
Distributions paid on common shares and OP units	15,774	13,351
Distributions per common share and OP unit	$0.5700	$0.5700
Distributions paid as a percentage of funds from operations core	83%	80%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”) Core” below.

(3)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $50,564,000 for the six months ended June 30, 2016 as compared to $43,222,000 for the six months ended June 30, 2015, an increase of $7,342,000, or 17%. The six months ended June 30, 2016 included $6,319,000 in increased revenues from Non-Same Store operations. We define “Non-Same Stores” as properties that were not owned for the entire the period being compared. For purposes of comparing the six months ended June 30, 2016 to the six months ended June 30, 2015, Non-Same Stores include properties that were not owned during the entire period from January 1, 2015 to June 30, 2016. Same Store revenues increased $1,023,000 for the six months ended June 30, 2016 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2016 to the six months ended June 30, 2015, Same Stores include properties that were owned for the entire period from January 1, 2015 to June 30, 2016. Same Store revenue increased $38,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as the result of an increase in the average occupancy to 86.9% from 86.6%. The Same Store average revenue per leased square foot increased $0.42 for the six months ended June 30, 2016 to $18.54 per leased square foot as compared to the average revenue per leased square foot of $18.12 for the six months ended June 30, 2015, resulting in an increase of Same Store revenues of $985,000.

Property expenses.  Our property expenses were approximately $16,135,000 for the six months ended June 30, 2016 as compared to $14,251,000 for the six months ended June 30, 2015, an increase of $1,884,000, or 13%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Overall Property Expenses	2016	2015	Change	% Change
Real estate taxes	$6,658	$5,829	$829	14%
Utilities	2,236	2,128	108	5%
Contract services	2,994	2,511	483	19%
Repairs and maintenance	1,729	1,330	399	30%
Bad debt	763	800	(37)	(5)%
Labor and other	1,755	1,653	102	6%
Total property expenses	$16,135	$14,251	$1,884	13%

	Six Months Ended June 30,
Same Store Property Expenses	2016	2015	Change	% Change
Real estate taxes	$5,375	$5,706	$(331)	(6)%
Utilities	2,037	2,107	(70)	(3)%
Contract services	2,713	2,498	215	9%
Repairs and maintenance	1,614	1,321	293	22%
Bad debt	547	771	(224)	(29)%
Labor and other	1,510	1,574	(64)	(4)%
Total property expenses	$13,796	$13,977	$(181)	(1)%

	Six Months Ended June 30,
Non-Same Store Property Expenses	2016	2015	Change	% Change
Real estate taxes	$1,283	$123	$1,160	Not meaningful
Utilities	199	21	178	Not meaningful
Contract services	281	13	268	Not meaningful
Repairs and maintenance	115	9	106	Not meaningful
Bad debt	216	29	187	Not meaningful
Labor and other	245	79	166	Not meaningful
Total property expenses	$2,339	$274	$2,065	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $829,000, or 14%, during the six months ended June 30, 2016 as compared to the same period in 2015. Real estate taxes for Non-Same Store properties increased approximately $1,160,000 for the six months ended June 30, 2016. Same Store real estate taxes decreased approximately $331,000 during the six months ended June 30, 2016 as compared to the same period in 2015. The decrease in Same Store real estate tax expense was primarily attributable to favorable settlements with tax authorities resulting in a larger expense reduction for refunds and lower valuations during the six months ended June 30, 2016 as compared to the same period in 2015. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $108,000, or 5%, during the six months ended June 30, 2016 as compared to the same period in 2015. Utilities expense increases attributable to Non-Same Store properties were approximately $178,000 for the six months ended June 30, 2016. Same Store utilities expenses decreased approximately $70,000, during the six months ended June 30, 2016 as compared to the same period in 2015.

Contract services.  Contract services expenses increased approximately $483,000, or 19%, during the six months ended June 30, 2016 as compared to the same period in 2015. The increase in contract service expenses included $268,000 in increases for Non-Same Store properties for the six months ended June 30, 2016. Same Store contract service expenses increased approximately $215,000 during the six months ended June 30, 2016 as compared to the same period in 2015. The Same Store contract service expense increase of $215,000 was primarily attributable to increased security and security monitoring on several of our properties.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $399,000, or 30%, during the six months ended June 30, 2016 as compared to the same period in 2015. Repairs and maintenance expenses for the six months ended June 30, 2016 included approximately $106,000 in increases for Non-Same Store properties. Same Store repairs and maintenance expenses increased approximately $293,000 during the six months ended June 30, 2016 as compared to the same period in 2015. The Same Store increase in repairs and maintenance was primarily attributable to routine parking lot surface and life safety system repairs.

Bad debt.  Bad debt expenses decreased approximately $37,000, or 5%, during the six months ended June 30, 2016 as compared to the same period in 2015. Bad debt expenses for the six months ended June 30, 2016 included approximately $187,000 in increases for Non-Same Store properties. Same Store bad debt decreased approximately $224,000 during the six months ended June 30, 2016 as compared to the same period in 2015.

Labor and other.  Labor and other expenses increased approximately $102,000, or 6%, during the six months ended June 30, 2016 as compared to the same period in 2015. Labor and other expenses for the six months ended June 30, 2016 included approximately $166,000 in increased cost for Non-Same Store properties. Same Store labor and other expenses decreased approximately $64,000 during the six months ended June 30, 2016 as compared to the same period in 2015.

Same Store and Non-Same Store net operating income. The components of Same Store, Non-Same Store and total property net operating income and net income are detailed in the table below (in thousands):

	Six Months Ended June 30,			Percent
	2016	2015	Change	Change
Same Store (56 properties, exclusive of land held for development)
Property revenues
Rental revenues	$33,953	$33,121	$832	3%
Other revenues	9,532	9,341	191	2%
Total property revenues	43,485	42,462	1,023	2%

Property expenses
Property operation and maintenance	8,430	8,292	138	2%
Real estate taxes	5,366	5,685	(319)	(6)%
Total property expenses	13,796	13,977	(181)	(1)%

Total Same Store net operating income	29,689	28,485	1,204	4%

Non-Same Store (7 properties, exclusive of land held for development)
Property revenues
Rental revenues	5,118	520	4,598	Not meaningful
Other revenues	1,961	240	1,721	Not meaningful
Total property revenues	7,079	760	6,319	Not meaningful

Property expenses
Property operation and maintenance	1,047	130	917	Not meaningful
Real estate taxes	1,292	144	1,148	Not meaningful
Total property expenses	2,339	274	2,065	Not meaningful

Total Non-Same Store net operating income	4,740	486	4,254	Not meaningful

Total property net operating income	34,429	28,971	5,458	19%

Less total other expenses, provision for income taxes, gain on sale of properties and loss on disposal of assets	27,832	25,749	2,083	8%

Income from continuing operations	6,597	3,222	3,375	105%
Income (loss) from discontinued operations, net of taxes	—	(41)	41	(100)%

Net income	$6,597	$3,181	$3,416	107%

Other expenses.  Our other expenses were approximately $30,539,000 for the six months ended June 30, 2016, as compared to $25,475,000 for the six months ended June 30, 2015, an increase of $5,064,000, or 20%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended
	June 30,
	2016	2015	Change	% Change
General and administrative	$10,249	$9,483	$766	8%
Depreciation and amortization	10,913	9,239	1,674	18%
Interest expense	9,552	6,924	2,628	38%
Interest, dividend and other investment income	(175)	(171)	(4)	2%
Total other expenses	$30,539	$25,475	$5,064	20%

General and administrative. General and administrative expenses increased approximately $766,000, or 8%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was comprised of $501,000 in increased share-based compensation expense, $438,000 in increased salaries and benefits and $317,000 in increased legal fees and was offset by $411,000 in decreased acquisition transaction expenses and $79,000 in decreased other expenses.

Total compensation recognized in earnings for share-based payments was $3,844,000 and $3,343,000 for the six months ended June 30, 2016 and 2015, respectively.

Based on our current financial projections, we expect approximately 83% of the unvested awards to vest over the next 36 months. As of June 30, 2016, there was approximately $7.5 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 36 months and approximately $8.3 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 18 months beginning on July 1, 2016.

We expect to record approximately $9.4 million in non-cash share-based compensation expense in 2016 and $10.2 million subsequent to 2016. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 22 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $1,674,000, or 18%, for the six months ended June 30, 2016 as compared to the same period in 2015. Depreciation for improvements to Same Store properties increased $158,000 for the six months ended June 30, 2016 as compared to the same period in 2015. Lease commission amortization and depreciation of corporate assets increased $170,000 for the six months ended June 30, 2016 as compared to the same period in 2015. Depreciation for Non-Same Store properties increased $1,346,000.

Interest expense. Interest expense increased approximately $2,628,000, or 38%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase in interest expense is comprised of approximately $1,622,000 in increased interest expense resulting from a $102,696,000 increase in our average notes payable balance, $977,000 in increased interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.16% to 3.55% and an increase in amortized loan fees included in interest expense of $29,000.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $4,000, or 2%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase in interest, dividend and other investment income for the six months ended June 30, 2016 as compared to the same period in 2015 was comprised of approximately $49,000 in increased interest income and was offset by a decrease of $44,000 in gains realized from the sale of available-for-sale securities and a $1,000 decrease in dividend income.

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

The primary components of discontinued operations are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2016	2015
Property revenues
Rental revenues	$—	$—
Other revenues	—	—
Total property revenues	—	—

Property expenses
Property operation and maintenance	—	41
Real estate taxes	—	—
Total property expenses	—	41

Other expenses
Interest expense	—	—
Depreciation and amortization	—	—
Total other expense	—	—

Income before loss on disposal of assets and income taxes	—	(41)

Provision for income taxes	—	—
Gain on sale or disposal of property or assets in discontinued operations	—	—

Income from discontinued operations	$—	$(41)

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO AND FFO CORE	2016	2015	2016	2015
Net income attributable to Whitestone REIT	$1,484	$1,534	$6,481	$3,128
Depreciation and amortization of real estate assets	5,479	4,643	10,790	9,183
(Gain) loss on sale or disposal of assets and properties	18	(5)	(2,874)	100
Net income attributable to noncontrolling interests	25	26	116	53
FFO	7,006	6,198	14,513	12,464

Non cash share-based compensation expense	1,819	1,669	3,844	3,343
Acquisition costs	393	596	563	840
FFO Core	$9,218	$8,463	$18,920	$16,647

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
PROPERTY NET OPERATING INCOME	2016	2015	2016	2015
Net income attributable to Whitestone REIT	$1,484	$1,534	$6,481	$3,128
General and administrative expenses	5,413	4,998	10,249	9,483
Depreciation and amortization	5,521	4,675	10,913	9,239
Interest expense	4,748	3,516	9,552	6,924
Interest, dividend and other investment income	(78)	(162)	(175)	(171)
Provision for income taxes	11	91	167	174
Gain on sale of properties	—	—	(2,890)	—
(Gain) loss on disposal of assets	18	(5)	16	100
Loss from discontinued operations	—	33	—	41
Net income attributable to noncontrolling interests	25	26	116	53
NOI	$17,142	$14,706	$34,429	$28,971

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

     During the six months ended June 30, 2016, our cash provided from operating activities was $16,115,000 and our total distributions were $15,774,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $341,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company.

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property™ strategy through equity issuances and debt financing.

As discussed in Note 10 (Equity) to the accompanying consolidated financial statements, on June 26, 2015, we completed the sale of 3,750,000 common shares at a purchase price of $13.3386 per share. Total net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from this offering to repay a portion of the Facility and for general corporate purposes. In addition, on June 4, 2015, we entered into the 2015 equity distribution agreements, as discussed in Note 10 to the accompanying consolidated financial statements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. During the three and six months ended June 30, 2016, we sold 735,755 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $10.6 million. In connection with such sales, we paid compensation of approximately $0.2 million to the sales agents. We had not sold any common shares under the 2015 equity distribution agreements as of June 30, 2015.  We have used and anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $5,927,000 as of June 30, 2016, as compared to $2,587,000 on December 31, 2015.  The increase of $3,340,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $16,115,000 for the six months ended June 30, 2016;

•	Net proceeds of $3,000,000 from the Facility;

•	Net proceeds of $10,600,000 from issuance of common shares;

•	Change in restricted cash of $4,000;

•	Proceeds of $3,957,000 from sales of properties;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $15,774,000;

•	Additions to real estate of $11,055,000;

•	Repurchase of common shares of $1,922,000; and

•	Payments of notes payable of $1,585,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2016	December 31, 2015
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$10,100	$10,220
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$37.0 million 3.76% Note, due December 1, 2020	34,661	35,146
$6.5 million 3.80% Note, due January 1, 2019	6,105	6,190
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,876	20,040
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023	16,412	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (5)	7,878	7,886
$2.6 million 5.46% Note, due October 1, 2023	2,531	2,550
$11.1 million 5.87% Note, due August 6, 2016	11,152	11,305
$1.1 million 2.97% Note, due November 28, 2016	517	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019	130,600	127,600
Total notes payable principal	502,192	499,747
Less deferred financing costs, net of accumulated amortization	(1,639)	(1,792)
	$500,553	$497,955

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of June 30, 2016, $330.6 million was drawn on the Facility, and our remaining borrowing capacity was $169.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

As of June 30, 2016, our $171.1 million in secured debt was collateralized by 20 properties with a carrying value of $212.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2016, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2016 were as follows (in thousands):

Year	Amount Due

2016	$12,722
2017	10,213
2018	12,136
2019	138,649
2020	82,827
Thereafter	245,645
Total	$502,192

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

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2015 and the six months ended June 30, 2016 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2016
Second Quarter	$0.2850	$7,786	$0.2850	$138	$7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$0.5700	$15,497	$0.5700	$277	$15,774

2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

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

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the six months ended June 30, 2016, we recognized $54,000 in income tax expense related to Davenport TRS for the 2016 taxable year.

Environmental Matters

Our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which our operations are conducted. From our inception, we have incurred no significant environmental costs, accrued liabilities or expenditures to mitigate or eliminate future environmental contamination.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

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

Fixed Interest Rate Debt

As of June 30, 2016, $371.6 million, or approximately 74% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2016 of approximately 3.82% per annum with scheduled maturities ranging from 2016 to 2024 (see Note 6 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $15.5 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2016, $130.6 million, or approximately 26% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.3 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2016 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the addition of the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2015.

There can be no assurance that we will be able to dispose of our non-core properties in a timely manner, on attractive terms, or at all.

We currently expect to dispose of certain of our non-core properties that we believe are not consistent with our Community Centered Property™ strategy in order to improve the overall quality of our portfolio. We can provide no assurance that we will in fact be able to consummate such dispositions at all or at prices that we would otherwise expect to achieve. Factors that could limit our ability to successfully dispose of our non-core properties include:

•	the possible lack of financing available to potential buyers;

•	our ability to successfully execute a disposition plan that is significant in size; and

•	other sellers marketing competing properties.

The failure to successfully execute our strategy could have a material adverse effect on our financial condition, liquidity, results of operations and distributions to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

During the three months ended June 30, 2016, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	22,369	$12.54	N/A	N/A
May 1, 2016 through May 31, 2016	—	—	N/A	N/A
June 1, 2016 through June 30, 2016	69,910	15.08	N/A	N/A
Total	92,279	$14.46

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The U.S. Treasury Department issued temporary Regulations on June 7, 2016 which extended the period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired from a C corporation from five years to ten years.  This extension will only apply to assets with built-in gains acquired on or after August 8, 2016.  This change is temporary and is set to expire on June 7, 2019. Therefore, if we acquire any asset from a C corporation, or a corporation that generally is subject to full corporate level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax at the highest U.S. federal corporate income tax rate applicable if we recognize gain on the sale or disposition of the asset during the 5 year period (10-year period for acquisitions on or after August 8, 2016) after we acquire the asset.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	July 29, 2016	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2016	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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