Form 10-K
period 2016-12-31
Whitestone REIT
filed 2017-03-03
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $415,921,631.
As of February 28, 2017, the registrant had 29,773,571 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2016

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

We are internally managed and, as of December 31, 2016, we wholly-owned a real estate portfolio of 55 properties that meet our Community Centered Property™ strategy containing approximately 4.6 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Further, as of December 31, 2016, we, through our majority interest in our consolidated subsidiary, Pillarstone Capital REIT Operating Partnership LP (“Pillarstone,” "Pillarstone OP" or the “Consolidated Partnership”), owned a majority interest in 14 properties that do not meet our Community Centered Property™ strategy containing approximately 1.5 million square feet of GLA (the “Pillarstone Properties”). Our consolidated property portfolio has a gross book value of approximately $920 million and book equity, including noncontrolling interests, of approximately $268 million as of December 31, 2016.

We own 81% of the Consolidated Partnership and fully consolidate it on our financial statements. We also manage the day-to-day operations of the Consolidated Partnership.

Our common shares of beneficial interest, par value $0.001 per share, are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WSR.”  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com. The contents of our website are not incorporated into this filing.

Our Strategy

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties™. We define Community Centered Properties™ as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood. Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services. Our goal is for each property to become a Whitestone-branded retail community that serves a neighboring five-mile radius around our property. We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

Our primary business objective is to increase shareholder value by acquiring, owning and operating Community Centered Properties™. The key elements of our strategy include:

•	Strategically Acquiring Properties.

◦
Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

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

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property™ strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company (the “Legacy Portfolio” or “Non-Core”) may not fit our Community Centered Property™ strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, in December 2014, we sold three suburban office properties in Clear Lake, Texas that were part of the Legacy Portfolio, and, in December 31, 2016, we contributed to Pillarstone OP the 14 Pillarstone Properties located in Dallas and Houston that were part of the Legacy Portfolio.

•
Prudent Management of Capital Structure. We currently have 50 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is at or less than 60%. As of December 31, 2016, our ratio of total indebtedness to undepreciated book value of real estate assets was 59%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2016, we owned a 96.4% interest in the Operating Partnership.

As of December 31, 2016, we wholly-owned a real estate portfolio consisting of 55 properties located in three states.  The aggregate occupancy rate of our wholly-owned portfolio was 89% based on GLA as of December 31, 2016. Additionally, we, through our majority interest in Pillarstone OP, owned a majority interest in 14 properties located in Dallas and Houston, Texas. The aggregate occupancy rate of the Pillarstone OP properties was 81% based on GLA as of December 31, 2016.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2016, our total revenues were approximately $104.4 million.

Our largest property, Village Square at Dana Park (“Dana Park”), a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 7.7% of our total revenue for the year ended December 31, 2016. Dana Park also accounted for 6.0% of our consolidated real estate assets, net of accumulated depreciation, for the year ended December 31, 2016. Of our 55 wholly-owned properties, 15 and 27 are located in the Houston, Texas and

Phoenix, Arizona metropolitan areas, respectively. Of our 14 properties in which we hold a majority interest, 2 are in Dallas, Texas and 12 are in Houston, Texas.

Economic Environment

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

We will not purchase any property unless we are generally satisfied with the environmental status of the property. We typically obtain a Phase I environmental site assessment for each new acquisition, which includes a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not include any sampling or testing of soil, groundwater or building materials from the property.

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

Employees

As of December 31, 2016, we had 106 employees.

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

World financial markets have, from time to time, experienced significant disruption. While many U.S. real estate markets have generally stabilized since the pervasive and fundamental disruptions associated with the last recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets, the financial markets have been volatile recently, and oil prices have declined dramatically over the past year. Our results of operations may be sensitive to changes in overall economic conditions that impact tenants of our properties or tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy generally appears to have emerged from the worst aspects of the last recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. In addition, financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events, or as a result of recent uncertainty regarding legislative and regulatory shifts relating to, among other things, taxation and trade, which could adversely affect our tenants and our business in general. For example, a general reduction in consumer spending and the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, if financial and macroeconomic conditions deteriorate, or if financial markets experience significant disruption, it could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

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

Volatility or other disruption in capital markets could adversely affect our access to or the cost of debt and equity capital, which could adversely affect our acquisition and other investment activities. Disruptions could include price volatility or decreased demand in equity markets, as seen in recent months, rising interest rates, tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. As a result, we may not be able to obtain favorable equity and debt financing in the future or at all. This may impair our ability to acquire properties at favorable returns or adversely affect our returns on investments in development and re-development projects, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

Risks Associated with Our Operations

Because a majority of our GLA is in the Houston and Phoenix metropolitan areas, an economic downturn in either area could adversely impact our operations and ability to make distributions to our shareholders.

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2016, 27% and 51% of our wholly-owned GLA was in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston, including as a result of the recent significant decline in oil prices, or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area experiences an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. In addition, a substantial component of the Houston economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston tenants.

We lease our wholly-owned properties to approximately 1,200 tenants and leases for approximately 10% to 20% of our GLA expire annually. Each year we face the risk of non-renewal of a significant percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

Our Community Centered Property™ business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2016, approximately 32% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2018. We are subject to the risk that:

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2016, we had fixed rate hedges on $217.8 million of our variable rate debt, including $200 million of our unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $186.6 million as of December 31, 2016. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2016, $386.6 million was drawn on the Facility and our unused borrowing capacity was $113.4 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT status. The amount available to us and our ability to borrow under the Facility is subject to our compliance with these requirements. Maintaining compliance with these covenants could limit our ability to implement our business plan effectively, or at all.

We may also incur mortgage debt on a particular property if we believe the property's projected cash flow is sufficient to service the mortgage debt. As of December 31, 2016, we had approximately $158.9 million of mortgage debt secured by 19 of our wholly-owned or majority interest held properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Changes to the U.S. federal income tax laws, including the enactment of certain proposed tax reform measures, could have a material adverse effect on our business and financial results.

Numerous changes to the U.S. federal income tax laws are proposed regularly.  Moreover, legislative and regulatory changes may be more likely in the 115th Congress because the Presidency and such Congress will be controlled by the same political party and significant reform of the Code has been described publicly as a legislative priority.  Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes.  If enacted, certain such changes could have a material adverse effect on our business and financial results.  For example, certain proposals set forth in Trump administration and House Republican tax plans could reduce the relative competitive advantage of operating as a REIT unless accompanied by responsive changes to the REIT rules.  These proposals include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could have a similar impact and also could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could increase the amount of REIT taxable income that must be distributed as dividends to shareholders.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms on the real estate investment industry or REITs clear.  Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our common shares.

The period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired from a C corporation is currently uncertain.

On June 7, 2016, the U.S. Treasury Department issued temporary Regulations which temporarily extended the period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired from a C corporation from five years to ten years.  This extension only applied to assets with built-in gains acquired on or after August 8, 2016 and was set to expire on June 7, 2019.  On January 18, 2017, the U.S. Treasury Department issued final Regulations to shorten the ten-year period back to a five-year period for assets with built-in gains acquired on or after February 17, 2017, and to permit taxpayers to apply the five-year period for assets with built-in gains acquired on or after August 8, 2016 and on or before February 17, 2017.  Pursuant to these final Regulations, if we acquire any asset from a C corporation, or a corporation that generally is subject to full corporate level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax at the highest U.S. federal corporate income tax rate applicable if we recognize gain on the sale or disposition of the asset during the five-year period after we acquire the asset.  However, on January 20, 2017, White House Chief of Staff Reince Preibus issued a Memorandum for the Heads of Executive Departments and Agencies (the “Regulatory Freeze Memorandum”), effective January 18, 2017, ordering agencies to temporarily postpone for 60 days the effective date of certain regulations; the effect of the Regulatory Freeze Memorandum, if any, on the final Regulations described above remains unclear.

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

Pursuant to the Tax Protection Agreement, the amount that Pillarstone is required to indemnify the Operating Partnership for certain tax liabilities reduces over the term of the Tax Protection Agreement.

In connection with the Contribution (as defined below), on December 8, 2016, the Operating Partnership entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Pillarstone Capital REIT (“Pillarstone REIT”), the general partner of Pillarstone, and Pillarstone pursuant to which Pillarstone agreed to indemnify the Operating Partnership for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 (a) if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Pillarstone Properties or (b) if Pillarstone fails to maintain and allocate to the Operating Partnership for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and the Company incurs taxes that must be paid to maintain its REIT status for federal tax purposes.  However, the Tax Protection Agreement expires on the earlier of (x) December 8, 2021 and (y) the date on which the Operating Partnership disposes of 50% or more of the Pillarstone OP Units (as defined below) issued in connection with the Contribution.  Further, the amount that Pillarstone is required to indemnify the Operating Partnership reduces over the term of the Tax Protection Agreement as follows: on December 8th of each year, the amount of tax liability recognized by the Operating Partnership during that year that Pillarstone is required to indemnify is reduced by 20 percentage points.  Once the Tax Protection Agreement has expired, the Company could be subject to additional taxes upon the occurrence of certain events that must be paid to maintain its REIT status for federal tax purposes.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2016, we wholly-owned or held a majority interest in 69 commercial properties, including 15 properties in Houston, five properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, one property in Buffalo Grove, Illinois, a suburb of Chicago and the 14 Pillarstone Properties.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties™. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 3.0% of our total revenues for the year ended December 31, 2016.

We directly manage the operations and leasing of our wholly-owned properties and the 14 Pillarstone Properties pursuant to management agreements. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2016:

Commercial Properties	GLA	Average Occupancy as of 12/31/16	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Whitestone	4,417,429	90%	$65,735	$16.53
Pillarstone (3)	1,531,737	81%	12,969	10.45
Development, New Acquisitions (4)	139,996	63%	2,977	33.75
Total	6,089,162	87%	$81,681	$15.42

(1)
Calculated as the tenant's actual December 31, 2016 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2016.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2016 equaled approximately $257,000 for the month ended December 31, 2016.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2016. Excludes vacant space as of December 31, 2016.

(3)	As of December 31, 2016, we own 81% of Pillarstone and fully consolidate it on our financial statements.

(4)
Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant development, redevelopment or re-tenanting.

Our largest property, Dana Park, a retail community purchased on September 21, 2012 and located in the Mesa submarket of Phoenix, Arizona, accounted for 7.7% of our total revenue for the year ended December 31, 2016. Dana Park also accounted for 6.0% of our consolidated real estate assets, net of accumulated depreciation, for the year ended December 31, 2016.

As of December 31, 2016, approximately $158.9 million of our total debt of $545.5 million was secured by 19 of our wholly-owned or majority interest held properties with a combined net book value of $189.4 million.

Location of Properties

Of our 55 wholly-owned properties, 15 are located in the greater Houston metropolitan statistical area.  These 15 properties represent 18% of our revenue for the year ended December 31, 2016. An additional 27 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 41% of our revenue for the year ended December 31, 2016.

According to the United States Census Bureau, Houston and Phoenix ranked fifth and twelfth, respectively, in the largest United States metropolitan statistical areas as of July 1, 2015. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2016.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	4.9%	4.9%	4.9%	4.8%	4.6%	4.7%
Houston (2)	5.8%	5.8%	5.7%	5.1%	4.9%	5.3%	(3)
Phoenix (2)	5.4%	5.0%	4.8%	4.5%	4.1%	4.1%	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2016.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2016

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2016	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	94%	$964	$14.12	$14.60
Anthem Marketplace	Phoenix	2000	113,293	93%	1,695	16.09	16.33
Bellnott Square	Houston	1982	73,930	41%	317	10.46	10.46
Bissonnet Beltway	Houston	1978	29,205	84%	332	13.53	13.61
The Citadel	Phoenix	2013	28,547	95%	435	16.04	16.41
City View Village	San Antonio	2005	17,870	86%	458	29.80	28.18
Davenport Village	Austin	1999	128,934	85%	2,571	23.46	25.44
Desert Canyon	Phoenix	2000	62,533	93%	770	13.24	13.43
Fountain Hills	Phoenix	2009	111,289	89%	1,703	17.19	17.47
Fountain Square	Phoenix	1986	118,209	89%	1,747	16.61	16.30
Fulton Ranch Towne Center	Phoenix	2005	113,281	89%	1,707	16.93	18.13
Gilbert Tuscany Village	Phoenix	2009	49,415	100%	845	17.10	17.73
Heritage Trace Plaza	Dallas	2006	70,431	100%	1,497	21.25	22.93
Headquarters Village	Dallas	2009	89,134	98%	2,386	27.31	28.80
Keller Place	Dallas	2001	93,541	96%	925	10.30	10.23
Kempwood Plaza	Houston	1974	101,008	90%	862	9.48	9.47
La Mirada	Phoenix	1997	147,209	84%	2,462	19.91	20.09
Lion Square	Houston	2014	117,592	94%	1,346	12.18	12.23
The Marketplace at Central	Phoenix	2012	111,130	98%	942	8.65	8.42
Market Street at DC Ranch	Phoenix	2003	242,459	90%	4,184	19.17	19.24
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	69%	1,606	19.60	20.14
Paradise Plaza	Phoenix	1983	125,898	92%	1,644	14.19	14.09
Parkside Village North	Austin	2005	27,045	96%	758	29.20	30.39
Parkside Village South	Austin	2012	90,101	100%	2,255	25.03	26.61
Pima Norte	Phoenix	2007	35,110	61%	365	17.04	18.21
Pinnacle of Scottsdale	Phoenix	1991	113,108	97%	2,109	19.22	19.59
The Promenade at Fulton Ranch	Phoenix	2007	98,792	58%	964	16.82	17.70
Providence	Houston	1980	90,327	95%	797	9.29	9.74
Quinlan Crossing	Austin	2012	109,892	90%	2,235	22.60	23.53
Shaver	Houston	1978	21,926	98%	291	13.54	13.03
Shops at Pecos Ranch	Phoenix	2009	78,767	90%	1,475	20.81	20.67
Shops at Starwood	Dallas	2006	55,385	95%	1,467	27.88	30.83
The Shops at Williams Trace	Houston	1985	132,991	97%	1,876	14.54	14.67
South Richey	Houston	1980	69,928	98%	673	9.82	9.98
Spoerlein Commons	Chicago	1987	41,455	86%	733	20.56	20.64
The Strand at Huebner Oaks	San Antonio	2000	73,920	96%	1,520	21.42	21.18
SugarPark Plaza	Houston	1974	95,032	89%	899	10.63	10.88
Sunridge	Houston	1979	49,359	65%	378	11.78	11.38
Sunset at Pinnacle Peak	Phoenix	2000	41,530	92%	658	17.22	17.30
Terravita Marketplace	Phoenix	1997	102,733	96%	1,340	13.59	13.42
Torrey Square	Houston	1983	105,766	84%	771	8.68	8.78
Town Park	Houston	1978	43,526	98%	857	20.09	20.11
Village Square at Dana Park	Phoenix	2009	323,026	92%	6,023	20.27	20.87
Westchase	Houston	1978	49,573	86%	523	12.27	13.84

Whitestone REIT and Subsidiaries Property Details As of December 31, 2016 (continued)

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2016	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Williams Trace Plaza	Houston	1983	129,222	92%	1,660	13.96	14.05
Windsor Park	San Antonio	2012	196,458	97%	2,093	10.98	10.65
Woodlake Plaza	Houston	1974	106,169	91%	1,617	16.74	17.00
Total/Weighted Average - Whitestone Properties			4,417,429	90%	65,735	16.53	16.91

Whitestone Development Properties:
Gilbert Tuscany Village Hard Corner	Phoenix	2009	14,603	—%	$—	$—	$—
Seville	Phoenix	1990	90,042	86%	2,573	33.23	34.00
Shops at Starwood Phase III	Dallas	2016	35,351	30%	404	38.09	39.89
Total/Weighted Average - Whitestone Development Properties (5)			139,996	63%	2,977	33.75	34.65

Total/Weighted Average - Whitestone Properties			4,557,425	89%	68,712	16.94	17.33

Pillarstone Properties:(4)
9101 LBJ Freeway	Dallas	1985	125,874	84%	$1,445	$13.67	$12.90
Corporate Park Northwest	Houston	1981	174,359	82%	1,656	11.58	11.66
Corporate Park West	Houston	1999	175,665	82%	1,561	10.84	10.59
Corporate Park Woodland	Houston	2000	99,937	94%	956	10.18	10.49
Corporate Park Woodland II	Houston	2000	16,220	95%	227	14.73	14.34
Dairy Ashford	Houston	1981	42,902	29%	102	8.20	8.28
Holly Hall Industrial Park	Houston	1980	90,000	91%	739	9.02	8.30
Holly Knight	Houston	1984	20,015	85%	332	19.51	18.93
Interstate 10 Warehouse	Houston	1980	151,000	88%	571	4.30	4.46
Main Park	Houston	1982	113,410	78%	664	7.51	7.39
Plaza Park	Houston	1982	105,530	61%	541	8.40	8.54
Uptown Tower	Dallas	1982	253,981	77%	3,088	15.79	17.48
Westbelt Plaza	Houston	1978	65,619	82%	495	9.20	9.09
Westgate Service Center	Houston	1984	97,225	87%	592	7.00	7.39
Total/Weighted Average - Pillarstone Properties			1,531,737	81%	12,969	10.45	10.64

Properties Held for Development:
Anthem Marketplace	Phoenix	N/A	—	—	$—	$—	$—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Pinnacle Phase II	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Properties Held For Development (6)			—	—	—	—	—

Grand Total/Weighted Average			6,089,162	87%	$81,681	$15.42	$15.79

(1)
Calculated as the tenant's actual December 31, 2016 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2016. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2016 equaled approximately $257,000 for the month ended December 31, 2016.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2016. Excludes vacant space as of December 31, 2016.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2016, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2016.

(4)	As of December 31, 2016, we own 81% of Pillarstone and fully consolidate it on our financial statements.

(5)
Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant development, redevelopment or re-tenanting.

(6)	As of December 31, 2016, these parcels of land were held for development and, therefore, had no GLA.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2016, based upon consolidated annualized rental revenues at December 31, 2016.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Phoenix, Houston and Austin	$2,447	3.0%	11/14/1982, 5/8/1991, 7/1/2000, 4/1/2014, 4/1/2014 and 10/19/16	2017, 2020, 2020, 2021, 2024 and 2034
Bashas' Inc. (3)	Phoenix	936	1.2%	10/9/2004 and 4/1/2009	2024 and 2029
Walgreens & Co. (4)	Phoenix and Houston	828	1.0%	11/14/1982, 11/2/1987, 8/24/1996 and 11/3/1996	2017, 2027, 2049 and 2056
Dollar Tree (5)	Phoenix and Houston	724	0.9%	3/1/1998, 8/10/1999, 6/29/2001, 11/8/2009, 12/17/2009, 4/4/2011 and 5/21/2013	2017, 2020, 2020, 2021, 2021, 2023 and 2027
Wells Fargo & Company (6)	Phoenix	655	0.8%	10/24/1996 and 4/16/1999	2017 and 2018
Alamo Drafthouse Cinema	Austin	639	0.8%	2/1/2012	2027
University of Phoenix	San Antonio	530	0.6%	10/18/2010	2018
Kroger Co.	Dallas	483	0.6%	12/15/2000	2022
Ross Dress for Less, Inc. (7)	San Antonio, Phoenix and Houston	472	0.6%	2/11/2009, 6/18/2012 and 2/7/2013	2020, 2023 and 2023
Ruth's Chris Steak House	Phoenix	466	0.6%	1/1/1991	2020
Paul's Ace Hardware	Phoenix	460	0.6%	3/1/2008	2018
Petco (8)	Phoenix and Houston	453	0.6%	7/6/1998 and 10/15/2006	2019 and 2026
Kindercare Learning Centers, Inc. (9)	Phoenix	367	0.5%	7/15/2000 and 5/7/2001	2021 and 2035
Air Liquide America, L.P. (10)	Dallas	356	0.4%	8/1/2001	2018
Sterling Jewelers, Inc.	Phoenix	354	0.4%	11/23/2004	2020
		$10,170	12.6%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2016 for each applicable tenant multiplied by 12.

(2)
As of December 31, 2016, we had six leases with the same tenant occupying space at properties located in Phoenix, Houston and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $997,000, which represents approximately 1.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $42,000, which represents approximately 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2021, was $344,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2020, was $321,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2017, was $318,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2020, was $425,000, which represents approximately 0.5% of our total annualized base rental revenue.

(3)
As of December 31, 2016, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $232,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $704,000, which represents approximately 0.9% of our total annualized base rental revenue.

(4)
As of December 31, 2016, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $169,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2017, was $82,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.4% of our total annualized rental revenue.

(5)
As of December 31, 2016, we had seven leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on March 1, 1998, and is scheduled to expire in 2017, was $59,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2020, was $77,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2020, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2021, was $145,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 4, 2011, and is scheduled to expire in 2021, was $77,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 21, 2013, and is scheduled to expire in 2023, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $146,000, which represents approximately 0.2% of our total annualized base rental revenue.

(6)
As of December 31, 2016, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2017, was $114,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2018, was $540,000, which represents approximately 0.7% of our total annualized base rental revenue.

(7)
As of December 31, 2016, we had three leases with the same tenant occupying space at properties located in San Antonio, Phoenix and Houston. The annualized rental revenue for the lease that commenced on June 18, 2012, and is scheduled to expire in 2023, was $175,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 11, 2009, and is scheduled to expire in 2020, was $187,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 7, 2013, and is scheduled to expire in 2023, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue.

(8)
As of December 31, 2016, we had two leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on October 15, 2006, and is scheduled to expire in 2026, was $229,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 6, 1998, and is scheduled to expire in 2019, was $224,000, which represents approximately 0.3% of our total annualized base rental revenue.

(9)
As of December 31, 2016, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on May 7, 2001, and is scheduled to expire in 2021, was $307,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 15, 2000, and is scheduled to expire in 2035, was $60,000, which represents approximately 0.1% of our total annualized base rental revenue.

(10)	Tenant at Pillarstone owned property.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2016
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2017	425	1,062,912	17.5%	$14,850	18.2%
2018	291	908,952	14.9%	14,598	17.9%
2019	247	681,980	11.2%	11,863	14.5%
2020	182	775,381	12.7%	11,987	14.7%
2021	183	582,323	9.6%	9,511	11.6%
2022	92	407,474	6.7%	5,367	6.6%
2023	36	184,094	3.0%	2,531	3.1%
2024	34	226,398	3.7%	3,358	4.1%
2025	23	73,181	1.2%	1,641	2.0%
2026	16	118,271	1.9%	1,672	2.0%
Total	1,529	5,020,966	82.4%	$77,378	94.7%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of February 28, 2017, we had 29,773,571 common shares of beneficial interest outstanding held by a total of 1,250 shareholders of record.

The following table sets forth the quarterly high, low and closing prices per share of our common shares for the years ended December 31, 2016 and 2015 as reported on the NYSE.

For the Year Ended December 31, 2016	High	Low	Close

First Quarter	$12.74	$9.44	$12.57
Second Quarter	$15.15	$12.35	$15.08
Third Quarter	$16.30	$13.41	$13.88
Fourth Quarter	$14.41	$12.13	$14.38

For the Year Ended December 31, 2015	High	Low	Close

First Quarter	$16.36	$15.04	$15.88
Second Quarter	$16.39	$12.89	$13.02
Third Quarter	$13.53	$9.90	$11.53
Fourth Quarter	$12.94	$10.94	$12.01

On February 28, 2017, the closing price of our common shares reported on the NYSE was $14.16 per share.

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

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share/unit) in each indicated quarter (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

Equity Compensation Plan Information

Please refer to Item 12 of this report for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”). The following table summarized all of these repurchases during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	—	$—	N/A	N/A
November 1, 2016 through November 30, 2016	—	—	N/A	N/A
December 1, 2016 through December 31, 2016	72,516	14.38	N/A	N/A
Total	72,516	$14.38

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500”) and to the Morgan Stanley Capital International US REIT Index (“REIT Index”) from December 31, 2010 to December 31, 2016. The graph assumes that the value of the investment in our common shares and in the S&P 500 and REIT indices was $100 at December 31, 2011 and that all dividends were reinvested. The closing price of our common shares on December 31, 2011 (on which the graph is based) was $11.90. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2016	2015	2014	2013	2012
Operating Data:
Revenues	$104,437	$93,416	$72,382	$60,492	$44,994
Property expenses	34,092	31,335	25,152	22,678	16,842
General and administrative	23,922	20,312	15,274	10,912	7,616
Depreciation and amortization	22,457	19,761	15,725	13,100	9,889
Executive relocation expense	—	—	—	—	2,177
Interest expense	19,239	14,910	10,579	9,975	8,553
Interest, dividend and other investment income	(429)	(313)	(90)	(136)	(290)
Income from continuing operations before loss on disposal of assets and income taxes	5,156	7,411	5,742	3,963	207
Provision for income taxes	(289)	(372)	(282)	(293)	(275)
Gain on sale of property	3,357	—	—	—	—
Loss on disposal of assets	(96)	(185)	(111)	(49)	(97)
Income (loss) from continuing operations	8,128	6,854	5,349	3,621	(165)
Income from discontinued operations	—	11	510	298	218
Gain on sale of properties from discontinued operations	—	—	1,887	—	—
Net income	8,128	6,865	7,746	3,919	53
Less: net income attributable to noncontrolling interests	197	116	160	125	3
Net income attributable to Whitestone REIT	$7,931	$6,749	$7,586	$3,794	$50

	Year Ended December 31,
	(in thousands, except per share data)
	2016	2015	2014	2013	2012
Earnings per share - basic
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.26	$0.25	$0.23	$0.19	$(0.01)
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.10	0.02	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.26	$0.25	$0.33	$0.21	$0.00
Earnings per share - diluted
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.26	$0.24	$0.22	$0.19	$(0.01)
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.10	0.01	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.26	$0.24	$0.32	$0.20	$0.00
Balance Sheet Data:
Real estate (net)	$813,052	$745,958	$602,068	$474,760	$350,076
Real estate (net), discontinued operations	—	—	—	5,506	5,673
Other assets	42,157	36,127	30,137	26,446	29,082
Total assets	$855,209	$782,085	$632,205	$506,712	$384,831
Liabilities	$587,566	$535,094	$418,882	$285,797	$211,944
Whitestone REIT shareholders' equity	255,687	242,974	210,072	215,818	166,031
Noncontrolling interest in subsidiary	11,956	4,017	3,251	5,097	6,856
	$855,209	$782,085	$632,205	$506,712	$384,831
Other Data:
Proceeds from issuance of common shares	$30,014	$49,649	$6,458	$63,887	$58,679
Acquisitions of and additions to real estate (1)	91,785	163,050	142,065	137,024	118,207
Distributions per share (2)	1.13	1.13	1.13	1.12	1.12
Funds from operations (3)	27,084	26,696	21,920	17,314	10,273
Total occupancy at year end	87%	87%	87%	87%	85%
Average aggregate GLA	5,837	5,734	5,075	4,537	3,833
Average rent per square foot	$15.45	$14.62	$13.57	$12.60	$11.86

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

The following table sets forth a reconciliation of net income to FFO, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands, except per share data)
	2016	2015	2014	2013	2012
Net income attributable to Whitestone REIT	$7,931	$6,749	$7,586	$3,794	$50
Depreciation and amortization of real estate assets (1)	22,179	19,646	15,950	13,339	10,108
Loss (gain) on sale or disposal of assets (1)	(3,261)	185	(1,776)	56	112
Net income attributable to redeemable operating partnership units	182	116	160	125	3
FFO	$27,031	$26,696	$21,920	$17,314	$10,273

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

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties™.  We define Community Centered Properties™ as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

As of December 31, 2016, we owned or had a majority interest in 69 commercial properties consisting of:

Consolidated Operating Portfolio

•
47 wholly-owned properties that meet our Community Centered Properties™ strategy containing approximately 4.4 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $697.7 million; and

•
as a result of the Contribution (as defined below), a majority interest in 14 consolidated properties that do not meet our Community Centered Properties™ strategy containing approximately 1.5 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $60.5 million; and

Redevelopment, New Acquisitions Portfolio

•
three retail properties that meet our Community Centered Properties™ strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $43.4 million; and

•	five parcels of land held for future development that meet our Community Centered Properties™ strategy having a total carrying amount of $11.5 million.
As of December 31, 2016, we had an aggregate of 1,556 tenants.  We have a diversified tenant base with our largest tenant comprising only 3.0% of our total revenues for the year ended December 31, 2016.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 434 new and renewal leases during 2016, totaling 1,121,331 square feet and $77.0 million in total lease value.

We employed 106 full-time employees as of December 31, 2016.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $104,437,000 for the year ended December 31, 2016 as compared to $93,416,000 for the year ended December 31, 2015, an increase of $11,021,000, or 12%. The year ended December 31, 2016 included $8,408,000 in increased revenues from Non-Same Store operations and $229,000 in decreased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. During the twelve months ended December 31, 2016, Same Store revenues increased $2,842,000. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2016 to the year ended December 31, 2015, Same Stores include properties owned from January 1, 2015 to December 31, 2016. Same Store average occupancy increased from 88.4% for the year ended December 31, 2015 to 89.3% for the year ended December 31, 2016, increasing Same Store revenue $702,000. The Same Store revenue rate per average leased square foot increased $0.63 for the year ended December 31, 2016 to $21.36 per average leased square foot as compared to the year ended December 31, 2015 revenue rate per average leased square foot of $20.73, increasing Same Store revenue $2,140,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. We expect this trend to continue in 2017.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2016, approximately 32% of our GLA was subject to leases that expire prior to December 31, 2018.  Over the last three years, we have renewed expiring leases with respect to approximately 77% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Acquisitions

We have continued to successfully grow our GLA through the acquisition of additional properties, and we expect to actively pursue and consummate additional acquisitions in the foreseeable future. We believe that over the next few years we will continue to have excellent opportunities to acquire quality properties at historically attractive prices. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline.

Property Acquisitions and Dispositions

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

Property Dispositions. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property™ strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company may not fit our Community Centered Property™ strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, in December 2014, we sold three suburban office properties in Clear Lake, Texas that were part of the Legacy Portfolio, and in 2016, we sold three additional properties in the greater Houston area.

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone," "Pillarstone OP" or the "Consolidated Partnership") and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 Non-Core properties that do not fit our Community Centered Property™ strategy, to Pillarstone for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2014 Facility (See Note 9 (Debt) to the accompanying consolidated financial statements); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

In connection with the Contribution, on December 8, 2016, the Operating Partnership entered into an OP Unit Purchase Agreement (the “OP Unit Purchase Agreement”) with Pillarstone REIT and Pillarstone pursuant to which the Operating Partnership agreed to purchase up to an aggregate of $3.0 million of Pillarstone OP Units at a price of $1.331 per Pillarstone OP Unit over the two-year term of the OP Unit Purchase Agreement on the terms set forth therein. The OP Unit Purchase Agreement contains customary closing conditions and the parties have made certain customary representations, warranties and indemnifications to each other in the OP Unit Purchase Agreement. In addition, pursuant to the OP Unit Purchase Agreement, in the event of a Change of Control (as defined therein) of the Company, Pillarstone shall have the right, but not the obligation, to repurchase the Pillarstone OP Units issued thereunder from the Operating Partnership at their initial issue price of $1.331 per Pillarstone OP Unit.

In connection with the Contribution, (1) with respect to each Non-Core property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Non-Core Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Non-Core Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Non-Core Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Non-Core Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Non-Core Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Non-Core Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

In connection with the Contribution, on December 8, 2016, the Operating Partnership entered into a Tax Protection Agreement with Pillarstone REIT and Pillarstone pursuant to which Pillarstone agreed to indemnify the Operating Partnership for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Pillarstone Properties or if Pillarstone fails to maintain and allocate to the Operating Partnership for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and the Company incurs taxes that must be paid to maintain its REIT status for federal tax purposes.

As of December 31, 2016, we owned approximately 81.4% of the total outstanding Pillarstone OP Units. Accordingly, we have consolidated Pillarstone in our consolidated balance sheets and related consolidated statement of operations and comprehensive income.

Property Acquisitions. On September 30, 2016, we acquired La Mirada and Seville, properties that meet our Community Centered Property™ strategy, for 621,053 OP units and $60.7 million in cash and net prorations. The OP units are redeemable for cash or, at our option, Whitestone REIT common shares on a 1-for-1 basis, subject to certain restrictions. La Mirada, a 147,209 square foot property, was 90% leased at the time of purchase. Seville, a 90,042 square foot property, was 88% leased at the time of purchase. Both properties are located in Scottsdale, Arizona.

Leasing Activity

As of December 31, 2016, we owned or held a majority interest in 69 properties with 6,089,162 square feet of GLA, which were approximately 87% occupied. Our occupancy rate for all properties remained constant at approximately 87% occupied as of December 31, 2016 and December 31, 2015, respectively. The following is a summary of the Company's leasing activity for the year ended December 31, 2016:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	245	608,895	3.0	$1.73	$14.84	$14.55	8.7%
New Leases	46	129,651	6.3	4.87	12.22	12.23	5.6%
Total	291	738,546	3.6	$2.28	$14.38	$14.14	8.2%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Total
Renewal Leases	254	640,838	3.1	$2.00	$15.09
New Leases	180	547,417	5.4	9.96	14.21
Total	434	1,188,255	4.1	$5.67	$14.68

(1)
Comparable leases represent leases signed on spaces for which there was a former tenant within the last twelve months and the new or renewal square footage was within 25% of the expired square footage.

(2)	Weighted average lease term is determined on the basis of square footage.

(3)
Estimated amount per signed leases. Actual cost of construction may vary. Does not include first generation costs for tenant improvements (“TI”) and leasing commission costs needed for new acquisitions, developement or redevelopment of a property to bring to operating standards for its intended use.

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company's capital expenditures for the years ended December 31 (in thousands):

	2016	2015
Capital expenditures:
Tenant improvements and allowances	$5,708	$5,794
Developments / redevelopments	13,702	4,938
Leasing commissions and costs	2,199	1,818
Maintenance capital expenditures	2,626	1,987
Total capital expenditures	$24,235	$14,537

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2016, approximately $324,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2015, approximately $106,000 and $69,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2014, approximately $93,000 and $58,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2016.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2016 and 2015, we had an allowance for uncollectible accounts of $7.3 million and $6.6 million, respectively. As of December 31, 2016, 2015 and 2014, we recorded bad debt expense in the amount of $1.6 million, $2.0 million and $1.6 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions. As part of our executive relocation arrangement, as discussed in Note 13 to our accompanying consolidated financial statements, we issued a note receivable for $975,000 to the buyer, with an interest rate of 4.5% and a maturity of December 31, 2013. On December 5, 2013, the note was renewed through June 30, 2014 and bears interest at a rate of 5.2% during the renewal period. We are currently working with the buyer to renew the note receivable.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2016, 2015 and 2014, we recorded a margin tax provision of $0.2 million, $0.4 million and $0.3 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $540.0 million and $498.8 million as compared to the book value of approximately $545.5 million and $499.7 million as of December 31, 2016 and 2015, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2016 and 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2016, we consider our cash flow hedges to be highly effective.

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

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

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

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

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

During the year ended December 31, 2016, our cash provided from operating activities was $39,180,000 and our total dividends and distributions paid were $32,640,000. Therefore, we had cash flows from operations in excess of distributions of approximately $6,540,000. The Facility includes a $300 million unsecured borrowing capacity under a revolving credit facility, two $50 million term loans and one $100 million term loan. The Facility also includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

As discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements, pursuant to the term of our $15.1 million 4.99% Note, due January 6, 2024 (See Note 9 (Debt) to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. Amounts in the cash management account are classified as restricted cash.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $4,168,000 at December 31, 2016, as compared to $2,587,000 at December 31, 2015.  The increase of $1,581,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $39,180,000 for the year ended December 31, 2016;

•	Net proceeds of $30,014,000 from issuance of common shares;

•	Net proceeds of $59,000,000 from the Facility;

•	Proceeds of $6,897,000 from sales of properties;

•	Change in restricted cash of $65,000;

Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP unit holders of $32,640,000;

•	Real estate acquisitions of $60,616,000;

•	Additions to real estate of $22,036,000;

•	Payments of loans of $14,335,000; and

•	Repurchase of common shares $3,948,000.

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

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. For the year ended December 31, 2016, we sold 2,063,697 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $30.0 million. In connection with such sales, we paid compensation of approximately $0.5 million to the sales agents.

Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2016	2015
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,980	$10,220
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	34,166	35,146
$6.5 million 3.80% Note, due January 1, 2019	6,019	6,190
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,708	20,040
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,298	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	7,869	7,886
$2.6 million 5.46% Note, due October 1, 2023	2,512	2,550
$11.1 million 5.87% Note, due August 6, 2016	—	11,305
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	186,600	127,600
Total notes payable principal	545,512	499,747
Less deferred financing costs, net of accumulated amortization	(1,492)	(1,792)
	$544,020	$497,955

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(5)	Promissory notes were assumed by Pillarstone in December 2016 (see Note 5 (Variable Interest Entities) to the accompanying consolidated financial statements).

(6)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

(7)	Unsecured line of credit includes certain Pillarstone properties (as defined below).

Our mortgage debt was collateralized by 19 operating properties as of December 31, 2016 with a combined net book value of $189.4 million and 20 operating properties as of December 31, 2015 with a combined net book value of $213.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (see Note 4 (Real Estate) to the accompanying consolidated financial statements). The 5.46% fixed interest rate note matures October 1, 2023.

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

Borrowings under the Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2016, the interest rate was 2.542%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.95% for the Revolver and 1.35% to 2.25% for the Term Loans. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of December 31, 2016, $386.6 million was drawn on the Facility and our unused borrowing capacity was $113.4 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properites owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of December 31, 2016, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

Certain other of our loans are subject to customary covenants.  As of December 31, 2016, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2016 are due during the following years:

Amount Due
Year	(in thousands)

2017	$10,220
2018	12,136
2019	194,649
2020	82,827
2021	51,918
Thereafter	193,762
Total	$545,512

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

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations (see Note 9 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2017)	1 - 3 years (2018 - 2019)	3 - 5 years (2020 - 2021)	More than 5 years (after 2021)
Long-Term Debt - Principal	$545,512	$10,220	$206,785	$134,745	$193,762
Long-Term Debt - Fixed Interest	67,559	12,506	23,912	19,114	12,027
Long-Term Debt - Variable Interest (1)	10,679	3,769	6,910	—	—
Unsecured credit facility - Unused commitment fee (2)	643	227	416	—	—
Operating Lease Obligations	115	69	31	15	—
Total	$624,508	$26,791	$238,054	$153,874	$205,789

		Payment due by period (in thousands)
Pillarstone Contractual Obligations	Total	Less than 1 year (2017)	1 - 3 years (2018 - 2019)	3 - 5 years (2020 - 2021)	More than 5 years (after 2021)
Long-Term Debt - Principal	$65,937	$1,270	$18,171	$31,594	$14,902
Long-Term Debt - Fixed Interest	9,993	2,071	3,985	2,665	1,272
Long-Term Debt - Variable Interest (3)	720	254	466	—	—
Total	$76,650	$3,595	$22,622	$34,259	$16,174

(1)
As of December 31, 2016, we had one loans totaling $186.6 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.95%, which reflects our new interest rates under our 2014 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2016, of 0.62%.

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2016 balance of $386.6 million.

(3)
The variable interest relates to Pillarstone properties remaining in the Facility. As of December 31, 2016, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

Distributions

During 2016, we paid distributions to our common shareholders and OP unit holders of $32.6 million, compared to $28.9 million in 2015.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2016 and 2015:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table provides a general comparison of our results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Number of properties wholly-owned and operated	55	56
Aggregate GLA (sq. ft.)(1)	4,557,425	4,424,774
Ending occupancy rate - wholly-owned operating portfolio(1)	90%	90%
Ending occupancy rate - all wholly-owned properties	89%	89%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio	81%	83%

Total property revenues	$104,437	$93,416
Total property expenses	34,092	31,335
Total other expenses	65,189	54,670
Provision for income taxes	289	372
Gain on sale of properties	(3,357)	—
Loss on disposal of assets	96	185
Income from continuing operations	8,128	6,854
Income from discontinued operations	—	11
Net income	8,128	6,865
Less: Net income attributable to noncontrolling interests	197	116
Net income attributable to Whitestone REIT	$7,931	$6,749

Funds from operations core(2)	$39,379	$35,754
Property net operating income (3)	70,345	62,081
Distributions paid on common shares and OP units	32,640	28,946
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a % of funds from operations	83%	81%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations to net income, see “Funds From Operations” below.

(3)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $104,437,000 for the year ended December 31, 2016 as compared to $93,416,000 for the year ended December 31, 2015, an increase of $11,021,000, or 12%. The year ended December 31, 2016 included $8,408,000 in increased revenues from Non-Same Store operations and $229,000 in decreased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. During the twelve months ended December 31, 2016, Same Store revenues increased $2,842,000. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2016 to the year ended December 31, 2015, Same Stores include properties owned from January 1, 2015 to December 31, 2016. Same Store average occupancy increased from 88.4% for the year ended December 31, 2015 to 89.3% for the year ended December 31, 2016, increasing Same Store revenue $702,000. The Same Store revenue rate per average leased square foot increased $0.63 for the year ended December 31, 2016 to $21.36 per average leased square foot as compared to the year ended December 31, 2015 revenue rate per average leased square foot of $20.73, increasing Same Store revenue $2,140,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $34,092,000 for the year ended December 31, 2016, as compared to $31,335,000 for the year ended December 31, 2015, an increase of $2,757,000, or 9%. Property expenses for the year ended December 31, 2016 included Same Store, Non-Same Store and Consolidated Partnership amounts of $21,960,000, $5,725,000 and $6,407,000, respectively. Property expenses for the year ended December 31, 2015 included Same Store, Non-Same Store and Consolidated Partnership amounts of $21,557,000, $2,896,000 and $6,882,000, respectively. The primary components of total property expenses, Same Store property expenses and Non-Same Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,			% Increase
Overall Property Expenses	2016	2015	Increase	(Decrease)
Real estate taxes	$14,383	$12,637	$1,746	14%
Utilities	4,868	4,788	80	2%
Contract services	5,941	5,297	644	12%
Repairs and maintenance	3,802	3,253	549	17%
Bad debt	1,589	2,025	(436)	(22)%
Labor and other	3,509	3,335	174	5%
Total	$34,092	$31,335	$2,757	9%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2016	2015	(Decrease)	(Decrease)
Real estate taxes	$8,701	$8,740	$(39)	—%
Utilities	2,997	3,046	(49)	(2)%
Contract services	4,310	3,840	470	12%
Repairs and maintenance	2,707	2,463	244	10%
Bad debt	838	1,065	(227)	(21)%
Labor and other	2,407	2,403	4	—%
Total	$21,960	$21,557	$403	2%

	Year Ended December 31,
Non-Same Store Property Expenses	2016	2015	Increase	% Increase
Real estate taxes	$3,362	$1,459	$1,903	Not meaningful
Utilities	527	300	227	Not meaningful
Contract services	639	351	288	Not meaningful
Repairs and maintenance	290	167	123	Not meaningful
Bad debt	546	462	84	Not meaningful
Labor and other	361	157	204	Not meaningful
Total	$5,725	$2,896	$2,829	Not meaningful

Real estate taxes.  Real estate taxes increased $1,746,000, or 14%, during the year ended December 31, 2016 as compared to 2015. The $1,746,000 increase was comprised of an increase of $1,903,000 in Non-Same Store expense and offset by decreases of $118,000 and $39,000 in our Consolidated Partnership and Same Store properties, respectively. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $80,000, or 2%, during the year ended December 31, 2016 as compared to 2015. The $80,000 increase was comprised of an increase of $227,000 in Non-Same Store expense and offset by decreases of $98,000 and $49,000 in our Consolidated Partnership and Same Store properties, respectively.

Contract services. Contract services increased $644,000, or 12%, during the year ended December 31, 2016 as compared to 2015. The $644,000 increase was comprised of increases of $470,000 for Same Store properties and $288,000 for Non-Same Store properties and offset by a decrease of $114,000 in our Consolidated Partnership properties. The Same Store increase included increases of $300,000 for security services, $131,000 for exterior landscaping and $39,000 in other increased expenses.

Repairs and maintenance. Repairs and maintenance increased $549,000, or 17%, during the year ended December 31, 2016 as compared to 2015. The $549,000 increase was comprised of increases of $244,000 for Same Store properties, $182,000 for Consolidated Partnership properties and $123,000 for Non-Same Store properties. The Same Store increase included increases of $141,000 for parking lot repairs, $51,000 for plumbing repairs, $48,000 in exterior landscape repairs and $4,000 in other repairs.

Bad debt.  Bad debt for the year ended December 31, 2016 decreased $436,000, or 22%, as compared to 2015. The $436,000 decrease included decreases of $293,000 for Consolidated Partnership properties and $227,000 for Same Store properties, offset by an increase of $84,000 for Non-Same Store properties.

Labor and other.  Labor and other expenses increased $174,000, or 5%, for year ended December 31, 2016 as compared to 2015. The increase of $174,000 was primarily comprised of a $204,000 increase for Non-Same Store properties and also included a $4,000 increase in Same Store properties expenses, offset by a decrease in Consolidated Partnership properties expense of $34,000.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store and Consolidated Partnership property net operating income and net income are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Same Store (40 properties excluding development land)
Property revenues
Rental revenues	$55,374	$53,438	$1,936	4%
Other revenues	17,161	16,255	906	6%
Total property revenues	72,535	69,693	2,842	4%

Property expenses
Property operation and maintenance	13,259	12,817	442	3%
Real estate taxes	8,701	8,740	(39)	—%
Total property expenses	21,960	21,557	403	2%

Total same store net operating income	50,575	48,136	2,439	5%

Non-Same Store (10 properties excluding development land)
Property revenues
Rental revenues	11,762	5,507	6,255	114%
Other revenues	4,880	2,727	2,153	79%
Total property revenues	16,642	8,234	8,408	102%

Property expenses
Property operation and maintenance	2,363	1,437	926	64%
Real estate taxes	3,362	1,459	1,903	130%
Total property expenses	5,725	2,896	2,829	98%

Total Non-Same Store net operating income	10,917	5,338	5,579	105%

Consolidated Partnership (14 properties)
Property revenues
Rental revenues	12,932	12,898	34	—%
Other revenues	2,328	2,591	(263)	(10)%
Total property revenues	15,260	15,489	(229)	(1)%

Property expenses
Property operation and maintenance	4,087	4,444	(357)	(8)%
Real estate taxes	2,320	2,438	(118)	(5)%
Total property expenses	6,407	6,882	(475)	(7)%

Total Consolidated Partnership net operating income	8,853	8,607	246	3%

Total property net operating income	70,345	62,081	8,264	13%

Less total other expenses, provision for income taxes and loss on disposal of assets	62,217	55,227	6,990	13%

Income from continuing operations	8,128	6,854	1,274	19%
Income from discontinued operations, net of taxes	—	11	(11)	(100)%
Net income	$8,128	$6,865	$1,263	18%

Other expenses.  Our other expenses were $65,189,000 for the year ended December 31, 2016, as compared to $54,670,000 for the year ended December 31, 2015, an increase of $10,519,000, or 19%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
General and administrative	$23,922	$20,312	$3,610	18%
Depreciation and amortization	22,457	19,761	2,696	14%
Interest expense	19,239	14,910	4,329	29%
Interest, dividend and other investment income	(429)	(313)	(116)	37%
Total other expenses	$65,189	$54,670	$10,519	19%

General and administrative.  General and administrative expenses increased approximately $3,610,000, or 18%, for the year ended December 31, 2016 as compared to 2015. The increase in general and administrative expenses included increased share-based compensation costs of $2,908,000, increased salaries and benefits of $888,000 and increased other expenses of $19,000 and was offset by decreased acquisition transaction expenses of $105,000 and decreased legal fees of $100,000.

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2016 and 2015 was $10.2 million and $7.3 million, respectively. Based on our current financial projections, we expect approximately 83% of the unvested awards to vest over the next 27 months. As of December 31, 2016, there was approximately $5.9 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 27 months, and approximately $4.5 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 12 months beginning on January 1, 2017.

We expect to record approximately $10.4 million in share-based compensation subsequent to the year ended December 31, 2016. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 18 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization.  Depreciation and amortization increased $2,696,000, or 14%, for the year ended December 31, 2016 as compared to 2015. Non-Same Store depreciation increased $1,805,000, Consolidated Partnership depreciation decreased $134,000 and Same Store depreciation increased $827,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation on corporate assets and amortization of commission costs increased $110,000.

Interest expense.  Interest expense increased $4,329,000, or 29%, for the year ended December 31, 2016 as compared to 2015.  An increase in our average outstanding notes payable balance of $81,324,000 accounted for $2,533,000 in increased interest expense, and an increase in our effective interest rate to 3.45% for the year ended December 31, 2016 as compared to 3.11% for the year ended December 31, 2015, resulting in a $1,754,000 increase in interest expense. Amortization of loan fees increased interest expense by $42,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $116,000, or 37%, for the year ended December 31, 2016 as compared to 2015. During the year ended December 31, 2016, our interest income increased $162,000, our gains on sales of investments in available-for-sale securities decreased $44,000 and our dividend income decreased $2,000 as compared to the amounts realized during the year ended December 31, 2015.

Discontinued operations.  Discontinued operations are comprised of the of three office buildings known as Zeta, Royal Crest and Featherwood, located in Houston, Texas. On December 31, 2014, we completed the sale of the three office buildings for $10.3 million. As part of the transaction, we provided short-term seller financing of $2.5 million. We recorded a gain on sale of $4.4 million, including recognizing a $1.9 million gain on sale for the year ended December 31, 2016 and deferring the remaining $2.5 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us.

  The primary components of discontinued operations are detailed in the table below (in thousands):

	Year Ended December 31,
	2016	2015
Property revenues
Rental revenues	$—	$51
Other revenues	—	—
Total property revenues	—	51

Property expenses
Property operation and maintenance	—	41
Real estate taxes	—	—
Total property expenses	—	41

Other expenses
Interest expense	—	—
Depreciation and amortization	—	—
Total other expense	—	—

Income before loss on disposal of assets and income taxes	—	10

Provision for income taxes	—	—
Gain on sale or disposal of property or assets in discontinued operations	—	1

Income from discontinued operations	$—	$11

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table provides a general comparison of our results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Number of properties wholly-owned and operated	56	49
Aggregate GLA (sq. ft.)(1)	4,424,774	3,942,788
Ending occupancy rate - wholly-owned operating portfolio(1)	90%	88%
Ending occupancy rate - all wholly-owned properties	89%	88%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,543,005
Ending occupancy rate - managed and consolidated operating portfolio(2)	83%	84%

Total property revenues	$93,416	$72,382
Total property expenses	31,335	25,152
Total other expenses	54,670	41,488
Provision for income taxes	372	282
Gain on sale of properties	—	—
Loss on disposal of assets	185	111
Income from continuing operations	6,854	5,349
Income from discontinued operations	11	510
Gain on sale of property from discontinued operations	—	1,887
Net income	6,865	7,746
Less: Net income attributable to noncontrolling interests	116	160
Net income attributable to Whitestone REIT	$6,749	$7,586

Funds from operations core(2)	$35,754	$28,153
Property net operating income (3)	62,081	47,230
Distributions paid on common shares and OP units	28,946	26,089
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a % of funds from operations	81%	93%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations to net income, see “Funds From Operations” below.

(3)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $93,416,000 for the year ended December 31, 2015 as compared to $72,382,000 for the year ended December 31, 2014, an increase of $21,034,000, or 29%. The year ended December 31, 2015 included $18,678,000 in increased revenues from Non-Same Store operations and $135,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. During the twelve months ended December 31, 2015, Same Store revenues increased $2,221,000. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2015 to the year ended December 31, 2014, Same Stores include properties owned from January 1, 2014 to December 31, 2015. Same Store average occupancy increased from 87.4% for the year ended December 31, 2014 to 88.1% for the year ended December 31, 2015, increasing Same Store revenue $460,000. The Same Store revenue rate per average leased square foot increased $0.63 for the year ended December 31, 2015 to $19.99 per average leased square foot as compared to the year ended December 31, 2014 revenue rate per average leased square foot of $19.36, increasing Same Store revenue $1,761,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $31,335,000 for the year ended December 31, 2015, as compared to $25,152,000 for the year ended December 31, 2014, an increase of $6,183,000, or 25%. Property expenses for the year ended December 31, 2015 included Same Store, Non-Same Store and Consolidated Partnership amounts of $18,007,000, $6,446,000 and $6,882,000, respectively. Property expenses for the year ended December 31, 2014 included Same Store, Non-Same Store and Consolidated Partnership amounts of $17,591,000, $1,124,000 and $6,437,000, respectively. The primary components of total property expenses, Same Store property expenses and Non-Same Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,
Overall Property Expenses	2015	2014	Increase	% Increase
Real estate taxes	$12,637	$9,747	$2,890	30%
Utilities	4,788	4,235	553	13%
Contract services	5,297	4,295	1,002	23%
Repairs and maintenance	3,253	2,370	883	37%
Bad debt	2,025	1,573	452	29%
Labor and other	3,335	2,932	403	14%
Total	$31,335	$25,152	$6,183	25%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2015	2014	(Decrease)	(Decrease)
Real estate taxes	$6,925	$7,052	$(127)	(2)%
Utilities	2,738	2,662	76	3%
Contract services	3,258	3,061	197	6%
Repairs and maintenance	2,066	1,782	284	16%
Bad debt	986	1,050	(64)	(6)%
Labor and other	2,034	1,984	50	3%
Total	$18,007	$17,591	$416	2%

	Year Ended December 31,
Non-Same Store Property Expenses	2015	2014	Increase	% Increase
Real estate taxes	$3,274	$478	$2,796	Not meaningful
Utilities	608	106	502	Not meaningful
Contract services	933	130	803	Not meaningful
Repairs and maintenance	496	55	441	Not meaningful
Bad debt	540	253	287	Not meaningful
Labor and other	595	102	493	Not meaningful
Total	$6,446	$1,124	$5,322	Not meaningful

Real estate taxes.  Real estate taxes increased $2,890,000, or 30%, during the year ended December 31, 2015 as compared to 2014, primarily as a result of Non-Same Store real estate taxes, which increased $2,796,000. Same Store real estate taxes decreased $127,000, or 2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $553,000, or 13%, during the year ended December 31, 2015 as compared to 2014. The increase in utility expenses was primarily attributable to Non-Same Store increases of $502,000 for the year ended December 31, 2015. Same Store utilities expenses increased approximately $76,000, or 3%, during the year ended December 31, 2015 as compared to 2014. The majority of the Same Store increase was attributable to increased electricity usage and related charges.

Contract services. Contract services increased $1,002,000, or 23%, during the year ended December 31, 2015 as compared to 2014, primarily as a result of Non-Same Store contract services, which increased $803,000. Same Store contract services increased $197,000, or 6%.

Repairs and maintenance. Repairs and maintenance increased $883,000, or 37%, during the year ended December 31, 2015 as compared to 2014. Non-Same Store repairs and maintenance increased $441,000 for the year ended December 31, 2015 as compared to 2014. Same Store repairs and maintenance increased $284,000, or 16%, during year ended December 31, 2015 as compared to 2014. The majority of the Same Store increase was attributable to increased electrical repairs of $124,000, HVAC repairs of $50,000 and other repairs of $110,000.

Bad debt.  Bad debt for the year ended December 31, 2015 increased $452,000, or 29%, as compared to 2014. Non-Same Store bad debt increased $287,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Same Store bad debt decreased $64,000 or 6% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The overall bad debt expense was approximately 2% of revenue for the years ended December 31, 2015 and December 31, 2014.

Labor and other.  Labor and other expenses increased $403,000, or 14%, for year ended December 31, 2015 as compared to 2014. Non-Same Store labor and other expenses increased $493,000 for the year ended December 31, 2015 as compared to 2014. Same Store labor and other expenses increased $50,000, or 3%, during year ended December 31, 2015 as compared to 2014.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store and Consolidated Partnership property net operating income and net income are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Same Store (38 properties excluding development land)
Property revenues
Rental revenues	$43,404	$41,047	$2,357	6%
Other revenues	12,477	12,613	(136)	(1)%
Total property revenues	55,881	53,660	2,221	4%

Property expenses
Property operation and maintenance	11,082	10,539	543	5%
Real estate taxes	6,925	7,052	(127)	(2)%
Total property expenses	18,007	17,591	416	2%

Total same store net operating income	37,874	36,069	1,805	5%

Non-Same Store (12 properties excluding development land)
Property revenues
Rental revenues	15,542	2,446	13,096	535%
Other revenues	6,505	923	5,582	605%
Total property revenues	22,047	3,369	18,678	554%

Property expenses
Property operation and maintenance	3,172	646	2,526	391%
Real estate taxes	3,274	478	2,796	585%
Total property expenses	6,446	1,124	5,322	473%

Total Non-Same Store net operating income	15,601	2,245	13,356	595%

Consolidated Partnership (14 properties)
Property revenues
Rental revenues	12,897	12,800	97	1%
Other revenues	2,591	2,553	38	1%
Total property revenues	15,488	15,353	135	1%

Property expenses
Property operation and maintenance	4,444	4,220	224	5%
Real estate taxes	2,438	2,217	221	10%
Total property expenses	6,882	6,437	445	7%

Total Consolidated Partnership net operating income	8,606	8,916	(310)	(3)%

Total property net operating income	62,081	47,230	14,851	31%

Less total other expenses, provision for income taxes and loss on disposal of assets	55,227	41,881	13,346	32%

Income from continuing operations	6,854	5,349	1,505	28%
Income from discontinued operations, net of taxes	11	2,397	(2,386)	(100)%
Net income	$6,865	$7,746	$(881)	(11)%

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

Depreciation and amortization.  Depreciation and amortization increased $4,036,000, or 26%, for the year ended December 31, 2015 as compared to 2014. Non-Same Store depreciation increased $3,574,000, Consolidated Partnership depreciation increased $45,000 and Same Store depreciation increased $390,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation on corporate assets and amortization of commission costs increased $26,000.

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

FFO Core

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense, rent support agreement payments received from sellers on acquired assets, management fees from Pillarstone and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2016	2015	2014
FFO AND FFO CORE
Net income attributable to Whitestone REIT	$7,931	$6,749	$7,586
Depreciation and amortization of real estate assets (1)	22,179	19,646	15,950
Loss (gain) on disposal or sale of assets (1)	(3,261)	185	(1,776)
Net income attributable to redeemable operating partnership units (1)	182	116	160
FFO	$27,031	$26,696	$21,920

Share-based compensation expense	$10,247	$7,339	$4,736
Acquisition costs	2,101	1,719	1,341
Rent support agreement payments received	—	—	156
FFO Core	$39,379	$35,754	$28,153

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2016	2015	2014
Net income attributable to Whitestone REIT	$7,931	$6,749	$7,586
General and administrative expenses	23,922	20,312	15,274
Depreciation and amortization	22,457	19,761	15,725
Interest expense	19,239	14,910	10,579
Interest, dividend and other investment income	(429)	(313)	(90)
Provision for income taxes	289	372	282
Gain on sale of properties	(3,357)	—	—
Loss on sale or disposal of assets	96	185	111
Income from discontinued operations	—	(11)	(510)
Gain on sale of property from discontinued operations	—	—	(1,887)
Net income attributable to noncontrolling interests	197	116	160
NOI	$70,345	$62,081	$47,230

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of December 31, 2016.

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

Fixed Interest Rate Debt

As of December 31, 2016, $358.9 million, or approximately 66%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2016 of approximately 3.84% per annum with expirations ranging from 2016 to 2024 (see Note 9 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $14.3 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2016, $186.6 million, or approximately 34%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $1.9 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2016, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2017 annual meeting of shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2017 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	851,524	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	851,524

(1)	Excludes 3,119,221 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “Plan”).

(2)
Pursuant to the Plan, the maximum aggregate number of common shares that may be issued under the Plan will be increased upon each issuance of common shares by the Company so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of common shares of the Company and OP units issued and outstanding (other than units issued to or held by the Company).

(3)	Excludes 8,333 restricted common shares issued to trustees outside the Plan.
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2017 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2017 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2017 annual meeting of shareholders.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITESTONE REIT
Date:	March 3, 2017	By:	/s/ James C. Mastandrea
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

March 3, 2017	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 3, 2017	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 3, 2017	/s/ Daryl J. Carter
Daryl J. Carter, Trustee

March 3, 2017	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 3, 2017	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

March 3, 2017	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2016.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whitestone REIT and subsidiaries' internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Trustees and Shareholders of
   Whitestone REIT:

We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Whitestone REIT and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whitestone REIT and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2016, and our report dated March 3, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 3, 2017

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS(1)
Real estate assets, at cost
Property	$920,310	$835,538
Accumulated depreciation	(107,258)	(89,580)
Total real estate assets	813,052	745,958
Cash and cash equivalents	4,168	2,587
Restricted cash	56	121
Marketable securities	517	435
Escrows and acquisition deposits	6,620	6,668
Accrued rents and accounts receivable, net of allowance for doubtful accounts	19,951	15,466
Unamortized lease commissions and loan costs	8,083	8,178
Prepaid expenses and other assets	2,762	2,672
Total assets	$855,209	$782,085
LIABILITIES AND EQUITY(2)
Liabilities:
Notes payable	$544,020	$497,955
Accounts payable and accrued expenses	28,692	24,051
Tenants' security deposits	6,125	5,254
Dividends and distributions payable	8,729	7,834
Total liabilities	587,566	535,094
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 29,468,563 and 26,991,493 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	29	27
Additional paid-in capital	396,494	359,971
Accumulated deficit	(141,695)	(116,895)
Accumulated other comprehensive gain (loss)	859	(129)
Total Whitestone REIT shareholders' equity	255,687	242,974
Noncontrolling interests:
Redeemable operating partnership units	11,941	4,017
Noncontrolling interest in Consolidated Partnership	15	—
Total noncontrolling interests	11,956	4,017
Total equity	267,643	246,991
Total liabilities and equity	$855,209	$782,085
See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands, except per share data)

	December 31,
	2016	2015
(1) Assets of consolidated Variable Interest Entities included in the total assets above:
Real estate assets, at cost
Property	$92,338	$—
Accumulated depreciation	(32,533)	—
Total real estate assets	59,805	—
Cash and cash equivalents	1,236	—
Escrows and acquisition deposits	2,274	—
Accrued rents and accounts receivable, net of allowance for doubtful accounts	2,313	—
Unamortized lease commissions and loan costs	1,150	—
Prepaid expenses and other assets	82	—
Total assets	$66,860	$—

(2) Liabilities of consolidated Variable Interest Entities included in the total liabilities above:
Notes payable	$50,001	$—
Accounts payable and accrued expenses	3,481	—
Tenants' security deposits	996	—
Total liabilities	$54,478	$—

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Property revenues
Rental revenues	$80,068	$71,843	$56,293
Other revenues	24,369	21,573	16,089
Total property revenues	104,437	93,416	72,382

Property expenses
Property operation and maintenance	19,709	18,698	15,405
Real estate taxes	14,383	12,637	9,747
Total property expenses	34,092	31,335	25,152

Other expenses (income)
General and administrative	23,922	20,312	15,274
Depreciation and amortization	22,457	19,761	15,725
Interest expense	19,239	14,910	10,579
Interest, dividend and other investment income	(429)	(313)	(90)
Total other expense	65,189	54,670	41,488

Income from continuing operations before gain (loss) on sale or disposal of properties or assets and income taxes	5,156	7,411	5,742

Provision for income taxes	(289)	(372)	(282)
Gain on sale of properties	3,357	—	—
Loss on sale or disposal of assets	(96)	(185)	(111)
Income from continuing operations	8,128	6,854	5,349

Income from discontinued operations	—	11	510
Gain on sale of property from discontinued operations	—	—	1,887
Income from discontinued operations	—	11	2,397

Net income	8,128	6,865	7,746

Redeemable operating partnership units	182	116	160
Non-controlling interests in Consolidated Partnership	15	—	—
Less: Net income attributable to noncontrolling interests	197	116	160

Net income attributable to Whitestone REIT	$7,931	$6,749	$7,586

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.26	$0.25	$0.23
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.10
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.26	$0.25	$0.33
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.26	$0.24	$0.22
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.10
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.26	$0.24	$0.32

Weighted average number of common shares outstanding:
Basic	27,618	24,631	22,278
Diluted	28,383	25,683	22,793

Distributions declared per common share / OP unit	$1.1400	$1.1400	$1.1400

Consolidated Statements of Comprehensive Income

Net income	$8,128	$6,865	$7,746

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	929	46	(136)
Unrealized gain (loss) on available-for-sale marketable securities	82	(85)	96

Comprehensive income	9,139	6,826	7,706

Less: Net income attributable to noncontrolling interests	197	116	160
Less: Comprehensive income (loss) attributable to noncontrolling interests	23	(1)	—

Comprehensive income attributable to Whitestone REIT	$8,919	$6,711	$7,546

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

							Noncontrolling Interests
									General
					Accumulated		Redeemable		Partners'
			Additional		Other	Total	Operating		Interest in
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Partnership		Consolidated	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Partnership	Equity

Balance, December 31, 2013	21,944	$22	$291,571	$(75,721)	$(54)	$215,818	562	$5,097	$—	$220,915

Exchange of noncontrolling interest OP units for common shares	164	1	1,484	—	2	1,487	(164)	(1,487)	—	—

Exchange offer costs	—	—	(136)	—	—	(136)	—	—	—	(136)

Issuance of common shares - ATM Program (1)	456	—	6,458	—	—	6,458	—	—	—	6,458

Issuance of common shares under dividend reinvestment plan	7	—	94	—	—	94	—	—	—	94

Repurchase of common shares (2)	(2)	—	(24)	—	—	(24)	—	—	—	(24)

Shared-based compensation	267	—	4,631	—	—	4,631	—	—	—	4,631

Distributions	—	—	—	(25,803)	—	(25,803)	—	(518)	—	(26,321)

Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(133)	(133)	—	(3)	—	(136)

Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	94	94	—	2	—	96

Net income	—	—	—	7,586	—	7,586	—	160	—	7,746

Balance, December 31, 2014	22,836	23	304,078	(93,938)	(91)	210,072	398	3,251	—	213,323

Exchange of noncontrolling interest OP units for common shares	21	—	173	—	1	174	(21)	(174)	—	—

Issuance of common shares under dividend reinvestment plan	7	—	95	—	—	95	—	—	—	95

Issuance of common shares, net of offering costs	3,750	4	49,645	—	—	49,649	—	—	—	49,649

Issuance of OP units	—	—	—	—	—	—	120	1,333	—	1,333

Repurchase of common shares (2)	(101)	—	(1,357)	—	—	(1,357)	—	—	—	(1,357)

Share-based compensation	478	—	7,337	—	—	7,337	—	—	—	7,337

Distributions	—	—	—	(29,706)	—	(29,706)	—	(509)	—	(30,215)

Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	45	45	—	1	—	46

Unrealized loss on change in fair value of available-for sale marketable securities	—	—	—	—	(84)	(84)	—	(1)	—	(85)

Net income	—	—	—	6,749	—	6,749	—	116	—	6,865

Balance, December 31, 2015	26,991	27	359,971	(116,895)	(129)	242,974	497	4,017	—	246,991

Exchange of noncontrolling interest OP units for common shares	15	—	125	—	—	125	(15)	(125)	—	—

Issuance of common shares under dividend reinvestment plan	9	—	114	—	—	114	—	—	—	114

Issuance of common shares, net of offering costs	2,064	2	30,012	—	—	30,014	—	—	—	30,014

Issuance of OP units	—	—	—	—	—	—	621	8,738	—	8,738

Repurchase of common shares (2)	(282)	—	(3,948)	—	—	(3,948)	—	—	—	(3,948)

Share-based compensation	671	—	10,231	—	—	10,231	—	—	—	10,231

Distributions	—	—	—	(32,731)	—	(32,731)	—	(905)	—	(33,636)

Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	908	908	—	21	—	929

Unrealized loss on change in fair value of available-for sale marketable securities	—	—	—	—	80	80	—	2	—	82

Reallocation of ownership percentage between parent and subsidiary	—	—	(11)	—	—	(11)	—	11	—	—

Net income	—	—	—	7,931	—	7,931	—	182	15	8,128

Balance, December 31, 2016	29,468	$29	$396,494	$(141,695)	$859	$255,687	1,103	$11,941	$15	$267,643

(1)	Net of offering costs of $0.1 million.

(2)
During the years ended December 31, 2016, 2015 and 2014, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income from continuing operations	$8,128	$6,854	$5,349
Net income from discontinued operations	—	11	2,397
Net income	8,128	6,865	7,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,457	19,761	15,725
Amortization of deferred loan costs	1,554	1,212	899
Amortization of notes payable discount	391	295	304
Gain on sale of marketable securities	—	(44)	—
Loss (gain) on sale or disposal of assets and properties	(3,261)	185	111
Bad debt expense	1,585	1,974	1,602
Share-based compensation	10,231	7,337	4,631
Changes in operating assets and liabilities:
Escrows and acquisition deposits	48	(2,576)	(1,998)
Accrued rent and accounts receivable	(6,070)	(5,606)	(3,668)
Unamortized lease commissions	(2,638)	(1,918)	(1,526)
Prepaid expenses and other assets	1,047	394	605
Accounts payable and accrued expenses	4,837	7,419	2,257
Tenants' security deposits	871	882	900
Net cash provided by operating activities	39,180	36,169	25,191
Net cash provided by operating activities of discontinued operations	—	11	450
Cash flows from investing activities:
Acquisitions of real estate	(60,616)	(147,950)	(129,439)
Additions to real estate	(22,036)	(12,719)	(9,330)
Proceeds from sales of properties	6,897	—	—
Proceeds from sales of marketable securities	—	496	—
Net cash used in investing activities	(75,755)	(160,173)	(138,769)
Net cash provided by investing activities of discontinued operations	—	—	7,311
Cash flows from financing activities:
Distributions paid to common shareholders	(31,911)	(28,457)	(25,539)
Distributions paid to OP unit holders	(729)	(489)	(550)
Proceeds from issuance of common shares, net of offering costs	30,014	49,649	6,458
Payments of exchange offer costs	—	—	(136)
Proceeds from revolving credit facility, net	59,000	107,500	85,300
Proceeds from notes payable	—	—	47,300
Repayments of notes payable	(14,335)	(2,847)	(3,306)
Payments of loan origination costs	—	(1,534)	(3,036)
Change in restricted cash	65	(121)	—
Repurchase of common shares	(3,948)	(1,357)	(24)
Net cash provided by financing activities	38,156	122,344	106,467
Net cash used in financing activities of discontinued operations	—	—	(2,905)
Net increase (decrease) in cash and cash equivalents	1,581	(1,649)	(2,255)
Cash and cash equivalents at beginning of period	2,587	4,236	6,491
Cash and cash equivalents at end of period	$4,168	$2,587	$4,236

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,287	$13,470	$9,562
Cash paid for taxes	$284	$315	$238
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$690	$57	$6,092
Financed insurance premiums	$1,060	$1,057	$888
Value of shares issued under dividend reinvestment plan	$114	$95	$94
Value of common shares exchanged for OP units	$125	$174	$1,484
Change in fair value of available-for-sale securities	$82	$85	$96
Change in fair value of cash flow hedge	$929	$(46)	$(136)
Debt assumed with acquisitions of real estate	$—	$—	$2,586
Acquisition of real estate in exchange for OP units	$8,738	$1,333	$—
Reallocation of ownership percentage between parent and subsidiary	$11	$—	$—

See the accompanying notes to consolidated financial statements.

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2016, 2015 and 2014, we owned or held a majority interest in 69, 70, and 63 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2016, 2015 and 2014, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. We also consolidate a variable interest entity (“VIE”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. See Note 5 for additional disclosure on our VIE.

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

Reclassifications.  We have reclassified certain prior year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. During 2016, we reclassified certain deferred financing costs, previously classified as an asset as a direct reduction from the carrying amount of certain debt liabilities for all periods presented. Deferred financing costs related to our unsecured line of credit have not been reclassified. See Note 9 for additional information. These reclassifications had no effect on net income or equity.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024, which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. As a result, these amounts are reported in the consolidated statements of cash flows under cash flows from financing activities.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $10.2 million, $7.3 million and $4.7 million in share-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2016 and 2015 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2016, there were net book credit balances of $1.5 million in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2016, approximately $324,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2015, approximately $106,000 and $69,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2014, approximately $93,000 and $58,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2016.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2016 and 2015, we had an allowance for uncollectible accounts of $7.3 million and $6.6 million, respectively. As of December 31, 2016, 2015 and 2014, we recorded bad debt expense in the amount of $1.6 million, $2.0 million and $1.6 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions. As part of the executive relocation arrangement discussed in Note 13, we issued a note receivable for $975,000 to the buyer, with an interest rate of 4.5% and a maturity of December 31, 2013. On December 5, 2013, the note was renewed through June 30, 2014 and bears interest at a rate of 5.2% during the renewal period. We are currently working with the buyer to renew the note receivable.

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

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2016, 2015 and 2014, we recorded a margin tax provision of $0.2 million, $0.4 million and $0.3 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $540.0 million and $498.8 million as compared to the book value of approximately $545.5 million and $499.7 million as of December 31, 2016 and 2015, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2016 and 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2016, we consider our cash flow hedges to be highly effective.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

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

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

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

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of December 31, 2016, 2015 and 2014. Available-for-sale securities consist of the following (in thousands):

	December 31, 2016
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$654	$—	$(137)	$517
Total available-for-sale securities	$654	$—	$(137)	$517

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

	December 31, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$654	$—	$(219)	$435
Total available-for-sale securities	$654	$—	$(219)	$435

During the year ended December 31, 2015, available-for-sale securities were sold for total proceeds of $496,000, respectively. The gross realized gains on these sales totaled $44,000. During the years ended December 31, 2016 and 2014, no available-for-sale securities were sold. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $137,000 and $219,000 for the years ended December 31, 2016 and 2015, respectively, has been included in accumulated other comprehensive income.

4.  REAL ESTATE

As of December 31, 2016, we owned or held a majority interest in 69 commercial properties in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 6.1 million square feet of gross leasable area (“GLA”).

Property Acquisitions. On September 30, 2016, we acquired La Mirada and Seville, properties that meet our Community Centered Property™ strategy, for 621,053 OP units and $60.7 million in cash and net prorations. The OP units are redeemable for cash or, at our option, Whitestone REIT common shares on a one-for-one basis, subject to certain restrictions. La Mirada, a 147,209 square foot property, was 90% leased at the time of purchase. Seville, a 90,042 square foot property, was 88% leased at the time of purchase. Both properties are located in Scottsdale, Arizona. Revenue and net income attributable to La Mirada of $819,000 and $441,000, respectively, have been included in our results of operations for the year ended December 31, 2016 since the date of acquisition. Revenue and net income attributable to Seville of $857,000 and $466,000, respectively, have been included in our results of operations for the year ended December 31, 2016.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

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

Unaudited pro forma results of operations. The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if our acquisitions for the years ended December 31, 2016, 2015 and 2014 were acquired on January 1, 2014 and includes no other material adjustments:

	Year Ended December 31,
	2016	2015	2014
Operating revenue	$109,411	$107,511	$104,004
Net income	$9,899	$11,140	$17,372

Acquisition costs. Acquisition-related costs of $2.1 million, $1.7 million and $1.3 million are included in general and administrative expenses in our income statements for the years ended December 31, 2016, 2015 and 2014, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

Development properties. As of December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of December 31, 2016, we had incurred approximately $7.2 million in construction costs, including approximately $0.8 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property™ was 30% leased at year end and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

Property dispositions. On November 29, 2016, we completed the sale of Centre South and Webster Pointe, located in Houston, Texas, for $4.9 million. This disposition was pursuant to our strategy of recycling capital by disposing of Non-Core properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property™ strategy. As part of the transaction, we provided short-term seller financing of $1.7 million. We recorded a gain on sale of $2.2 million, including recognizing a $0.5 million gain on sale for the year ended December 31, 2016 and deferring the remaining $1.7 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us. We have not included Centre South and Webster Pointe in discontinued operations as the sale did not meet the definition of discontinued operations.

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

The operating results for properties classified as discontinued operations consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Property revenues	$—	$51	$1,626
Property expenses	—	41	734
Depreciation and amortization	—	—	314
Interest expense	—	—	58
Provision for income taxes	—	—	10
Loss (gain) on sale or disposal of assets	—	(1)	—
Operating income from discontinued operations	—	11	510
Gain on sale of property from discontinued operations	—	—	1,887
Income from discontinued operations	$—	$11	$2,397

Involuntary conversion. On August 29, 2015, we experienced a fire at our Corporate Park Northwest property, located in Houston, Texas. As a result, we recorded involuntary conversion losses of $447,000 related to the disposal of 11,268 square feet of property and related improvements and $55,000 in demolition costs which were offset with $569,000 in insurance proceeds. The $67,000 gain on conversion is included as a reduction in our loss on sale or disposal of assets in the consolidated statements of operations and comprehensive income.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

5. VARIABLE INTEREST ENTITIES

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone," "Pillarstone OP” or the "Consolidated Partnership") and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 Non-Core properties that do not fit our Community Centered Property™ strategy, to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately 18.1 million Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2014 Facility (as defined in Note 9); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

In connection with the Contribution, on December 8, 2016, the Operating Partnership entered into an OP Unit Purchase Agreement (the “OP Unit Purchase Agreement”) with Pillarstone REIT and Pillarstone OP pursuant to which the Operating Partnership agreed to purchase up to an aggregate of $3.0 million of Pillarstone OP Units at a price of $1.331 per Pillarstone OP Unit over the two-year term of the OP Unit Purchase Agreement on the terms set forth therein. The OP Unit Purchase Agreement contains customary closing conditions and the parties have made certain customary representations, warranties and indemnifications to each other in the OP Unit Purchase Agreement. In addition, pursuant to the OP Unit Purchase Agreement, in the event of a Change of Control (as defined therein) of the Company, Pillarstone OP shall have the right, but not the obligation, to repurchase the Pillarstone OP Units issued thereunder from the Operating Partnership at their initial issue price of $1.331 per Pillarstone OP Unit.

In connection with the Contribution, (1) with respect to each Non-Core property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Non-Core property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Non-Core property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Non-Core property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Non-Core property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Non-Core Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Non-Core property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

As of December 31, 2016, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our Named Executive Officers and Trustees serve as Officers and Trustees of Pillarstone REIT. We have determined that we are the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets as of December 31, 2016 consists of the following (in thousands):

December 31,
2016
Real estate assets, at cost
Property	$92,338
Accumulated depreciation	(32,533)
Total real estate assets	59,805
Cash and cash equivalents	1,236
Escrows and acquisition deposits	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts(1)	2,313
Unamortized lease commissions and loan costs	1,150
Prepaid expenses and other assets(2)	82
Total assets	$66,860

Liabilities
Notes payable(3)	$50,001
Accounts payable and accrued expenses(4)	3,481
Tenants' security deposits	996
Total liabilities	$54,478

(1)	Excludes approximately $0.5 million in accounts receivable due from Whitestone that were eliminated in consolidation.

(2)	Excludes approximately $0.9 million in prepaid expenses due from Whitestone that were eliminated in consolidation.

(3)	Excludes approximately $15.5 million in notes payable due to Whitestone that were eliminated in consolidation.

(4)	Excludes approximately $0.3 million in accounts payable due to Whitestone that were eliminated in consolidation.

6.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2016	2015
Tenant receivables	$12,972	$10,494
Accrued rents and other recoveries	14,237	11,619
Allowance for doubtful accounts	(7,258)	(6,647)
Totals	$19,951	$15,466

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

7.  UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2016	2015
Leasing commissions	$8,720	$7,226
Deferred financing cost	4,071	4,070
Total cost	12,791	11,296
Less: leasing commissions accumulated amortization	(3,597)	(2,960)
Less: deferred financing cost accumulated amortization	(1,111)	(158)
Total cost, net of accumulated amortization	$8,083	$8,178

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Financing Costs	Total
2017	$1,375	$952	$2,327
2018	1,077	855	1,932
2019	842	369	1,211
2020	655	359	1,014
2021	478	235	713
Thereafter	696	190	886
Total	$5,123	$2,960	$8,083

8.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence as of December 31, 2016 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2017	$78,738
2018	65,596
2019	53,057
2020	40,466
2021	29,073
Thereafter	98,350
Total	$365,280

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

9.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2016	2015
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,980	$10,220
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	34,166	35,146
$6.5 million 3.80% Note, due January 1, 2019	6,019	6,190
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,708	20,040
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,298	16,450
$15.1 million 4.99% Note, due January 6, 2024	15,060	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	7,869	7,886
$2.6 million 5.46% Note, due October 1, 2023	2,512	2,550
$11.1 million 5.87% Note, due August 6, 2016	—	11,305
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	186,600	127,600
Total notes payable principal	545,512	499,747
Less deferred financing costs, net of accumulated amortization	(1,492)	(1,792)
	$544,020	$497,955

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(5)	Promissory notes were assumed by Pillarstone in December 2016 (see Note 5).

(6)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

(7)	Unsecured line of credit includes certain Pillarstone properties (as defined below).

Our mortgage debt was collateralized by 19 operating properties as of December 31, 2016 with a combined net book value of $189.4 million and 20 operating properties as of December 31, 2015 with a combined net book value of $213.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On December 24, 2014, we assumed a $2.6 million promissory note as part of our acquisition of the hard corner at Village Square at Dana Park (see Note 4). The 5.46% fixed interest rate note matures October 1, 2023.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2016, $386.6 million was drawn on the Facility and our unused borrowing capacity was $113.4 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properites owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of December 31, 2016, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

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

Certain other of our loans are subject to customary covenants.  As of December 31, 2016, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2016 are due during the following years:

Amount Due
Year	(in thousands)
2017	$10,220
2018	12,136
2019	194,649
2020	82,827
2021	51,918
Thereafter	193,762
Total	$545,512

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations:

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2017)	1 - 3 years (2018 - 2019)	3 - 5 years (2020 - 2021)	More than 5 years (after 2021)
Long-Term Debt - Principal	$545,512	$10,220	$206,785	$134,745	$193,762
Long-Term Debt - Fixed Interest	67,559	12,506	23,912	19,114	12,027
Long-Term Debt - Variable Interest (1)	10,679	3,769	6,910	—	—
Unsecured credit facility - Unused commitment fee (2)	643	227	416	—	—
Operating Lease Obligations	115	69	31	15	—
Total	$624,508	$26,791	$238,054	$153,874	$205,789

		Payment due by period (in thousands)
Pillarstone Contractual Obligations	Total	Less than 1 year (2017)	1 - 3 years (2018 - 2019)	3 - 5 years (2020 - 2021)	More than 5 years (after 2021)
Long-Term Debt - Principal	$65,937	$1,270	$18,171	$31,594	$14,902
Long-Term Debt - Fixed Interest	9,993	2,071	3,985	2,665	1,272
Long-Term Debt - Variable Interest (3)	720	254	466	—	—
Total	$76,650	$3,595	$22,622	$34,259	$16,174

(1)
As of December 31, 2016, we had one loan totaling $186.6 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.95%, which reflects our new interest rates under the Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2016, of 0.62%.

(2)
The unused commitment fees on the Facility, payable quarterly, are based on the average daily unused amount of the Facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for the Facility based on our December 31, 2016 balance of $386.6 million.

(3)
The variable interest relates to Pillarstone properties remaining in the Facility. As of December 31, 2016, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

10.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
December 31, 2016	Accounts payable and accrued expenses	$(662)
December 31, 2015	Accounts payable and accrued expenses	$617

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 3 under the Facility at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 9 for additional information regarding the Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 1 under the Facility at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 9 for additional information regarding the Facility. The swap will begin on February 3, 2017 and will mature on October 30, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 9 for additional information regarding the Facility. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Year ended December 31, 2016	$929	Interest expense	$(2,385)
Year ended December 31, 2015	$46	Interest expense	$(991)
Year ended December 31, 2014	$(136)	Interest expense	$(838)

(1)
Amounts represent the effective portions of our interest rate swaps. We did not recognize any ineffective portion of our interest rate swaps in earnings for the years ended December 31, 2016, 2015 and 2014.

11.  EARNINGS PER SHARE

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2016, 2015 and 2014, 642,132, 429,809 and 471,310 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

For the years ended December 31, 2016, 2015 and 2014, distributions of $636,000, $564,000 and $272,000, respectively, were made to the holders of certain restricted common shares, $16,000, $36,000 and $71,000 of which were charged against earnings, respectively.  See Note 15 for information related to restricted common shares under the 2008 Plan.

	Year Ended
	December 31,
(in thousands, except per share data)	2016	2015	2014
Numerator:
Income from continuing operations	$8,128	$6,854	$5,349
Less: Net income attributable to noncontrolling interests	(197)	(116)	(111)
Distributions paid on unvested restricted shares	(620)	(528)	(201)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	7,311	6,210	5,037
Income from discontinued operations	—	11	2,397
Less: Net income attributable to noncontrolling interests	—	—	(49)
Income from discontinued operations attributable to Whitestone REIT	—	11	2,348
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$7,311	$6,221	$7,385

Denominator:
Weighted average number of common shares - basic	27,618	24,631	22,278
Effect of dilutive securities:
Unvested restricted shares	765	1,052	515
Weighted average number of common shares - dilutive	28,383	25,683	22,793

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.26	$0.25	$0.23
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.10
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.26	$0.25	$0.33
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.26	$0.24	$0.22
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.10
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.26	$0.24	$0.32

12.  FEDERAL INCOME TAXES

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the year ended December 31, 2016, we recognized $45,000 in income tax expense related to Davenport TRS for the 2016 taxable year.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2016	2015	2014
Ordinary income (unaudited)	49.0%	60.9%	53.3%
Return of capital (unaudited)	33.7%	37.7%	21.3%
Capital gain distributions (unaudited)	17.3%	1.4%	25.4%
Total	100.0%	100.0%	100.0%

13.  RELATED PARTY TRANSACTIONS

The Contribution. Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 77.9% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of the Company, also serves as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 26.3% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Daryl J. Carter and Mr. Paul T. Lambert, Trustees of the Company, also serve as Trustees of Pillarstone REIT. The Contribution is pursuant to the Company’s strategy of recycling capital by disposing of Non-Core properties that do not fit the Company’s Community Centered Property™ strategy and the terms of the Contribution Agreement, the OP Unit Purchase Agreement, the Tax Protection Agreement and the Contribution were determined through arm’s-length negotiations. The Contribution was unanimously approved and recommended by a special committee of independent Trustees of the Company. See Note 5 for additional disclosure on the Contribution.

14.  EQUITY

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
December 31, 2016

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

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. For the year ended December 31, 2016, we sold 2,063,697 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $30.0 million. In connection with such sales, we paid compensation of approximately $0.5 million to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2016, we owned a 96.4% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2016 and 2015, there were 30,450,377 and 27,367,704 OP units outstanding, respectively.  We owned 29,347,741 and 26,870,671 OP units as of December 31, 2016 and 2015, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 97.8%, 98.3% and 97.9% for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016 and 2015, 15,450 and 21,359 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

     Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

2015
Fourth Quarter	$0.2850	$7,666	$0.2850	$143	$7,809
Third Quarter	0.2850	7,664	0.2850	122	7,786
Second Quarter	0.2850	6,601	0.2850	111	6,712
First Quarter	0.2850	6,526	0.2850	113	6,639
Total	$1.1400	$28,457	$1.1400	$489	$28,946

15.  INCENTIVE SHARE PLAN

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2016 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2016	2,288,260	$14.34
Granted	545,778	14.85
Modified to new agreements	—	—
Modified from existing agreements	—	—
Vested	(734,261)	14.41
Forfeited	(55,443)	13.58
Non-vested at December 31, 2016	2,044,334	$14.48
Available for grant at December 31, 2016	851,524

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2016, 2015 and 2014 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2016	545,778	$14.85	(734,261)	$10,577
Year Ended December 31, 2015	327,122	$13.49	(348,786)	$4,969
Year Ended December 31, 2014	2,058,930	$14.40	(133,774)	$1,721

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2016, 2015 and 2014 was $10.2 million, $7.3 million and $4.7 million, respectively.

Based on our current financial projections, we expect approximately 83% of the unvested awards to vest over the next 27 months. As of December 31, 2016, there was approximately $5.9 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 27 months, and approximately $4.5 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 12 months beginning on January 1, 2017.

We expect to record approximately $10.4 million in share-based compensation subsequent to the year ended December 31, 2016. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 18 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

16. GRANTS TO TRUSTEES

On December 21, 2016, each of our four independent trustees and one trustee emeritus was granted 1,500 common shares, which vest immediately. The 7,500 common shares granted to our trustees had a grant date fair value of $14.07 per share. On December 21, 2016, two of our independent trustees each elected to receive a total of 3,128 common shares with a grant date fair value of $14.07 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2016 was determined using quoted prices available on the date of grant.

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

17.  COMMITMENTS AND CONTINGENCIES

We are a participant in various legal proceedings and claims that arise in the ordinary course of our business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations, or cash flows.

18.  SEGMENT INFORMATION

Our management historically has not differentiated by property types and therefore does not present segment information.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

19.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Revenues	$25,435	$25,129	$25,508	$28,365
Income from continuing operations	$5,088	$1,509	$964	$567
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income attributable to Whitestone REIT	$4,997	$1,484	$949	$532
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.18	$0.05	$0.03	$0.01
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.18	$0.05	$0.03	$0.01
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.18	$0.05	$0.03	$0.01
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.18	$0.05	$0.03	$0.01

2015
Revenues	$21,252	$21,970	$24,599	$25,595
Income from continuing operations	$1,629	$1,593	$1,551	$2,081
Income (loss) from discontinued operations	$(8)	$(33)	$44	$8
Net income attributable to Whitestone REIT	$1,594	$1,534	$1,570	$2,051
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.07	$0.06	$0.05	$0.07
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.07	$0.06	$0.05	$0.07
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.06	$0.05	$0.07
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.06	$0.06	$0.05	$0.07

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2016

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2016	$6,647	$1,585	$(974)	$7,258
Year ended December 31, 2015	4,964	1,974	(291)	6,647
Year ended December 31, 2014	3,613	1,602	(251)	4,964

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying			Building and
Property Name	Land	Improvements	(net)	Costs	Land		Improvements		Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$349	$—	$5,126		$4,435		$9,561
Anthem Marketplace	4,790	17,973	275	—	4,790		18,248		23,038
Bellnott Square	1,154	4,638	638	—	1,154		5,276		6,430
Bissonnet Beltway	415	1,947	493	—	415		2,440		2,855
The Citadel	472	1,777	2,573	—	472		4,350		4,822
City View Village	2,044	4,149	(12)	—	2,044		4,137		6,181
Davenport Village	11,367	34,101	501	—	11,367		34,602		45,969
Desert Canyon	1,976	1,704	701	—	1,976		2,405		4,381
Fountain Hills Plaza	5,113	15,340	180	—	5,113		15,520		20,633
Fountain Square	5,573	9,828	2,076	—	5,573		11,904		17,477
Fulton Ranch Towne Center	7,604	22,612	236	—	7,604		22,848		30,452
Gilbert Tuscany Village	1,767	3,233	1,732	—	1,767		4,965		6,732
Heritage Trace Plaza	6,209	13,821	162	—	6,209		13,983		20,192
Headquarters Village	7,171	18,439	677	—	7,171		19,116		26,287
Keller Place	5,977	7,577	140	—	5,977		7,717		13,694
Kempwood Plaza	733	1,798	904	—	733		2,702		3,435
La Mirada	12,853	24,464	23	—	12,853		24,487		37,340
Lion Square	1,546	4,289	4,144	—	1,546		8,433		9,979
The Marketplace at Central	1,305	5,324	1,249	—	1,305		6,573		7,878
Market Street at DC Ranch	9,710	26,779	3,435	—	9,710		30,214		39,924
Mercado at Scottsdale Ranch	8,728	12,560	695	—	8,728		13,255		21,983
Paradise Plaza	6,155	10,221	906	—	6,155		11,127		17,282
Parkside Village North	3,877	8,629	64	—	3,877		8,693		12,570
Parkside Village South	5,562	27,154	224	—	5,562		27,378		32,940
Pima Norte	1,086	7,162	2,158	517	1,086	—	9,837	—	10,923
Pinnacle of Scottsdale	6,648	22,466	1,582	—	6,648	—	24,048	—	30,696
The Promenade at Fulton Ranch	5,198	13,367	172	—	5,198	—	13,539	—	18,737
Providence	918	3,675	890	—	918		4,565		5,483
Quinlan Crossing	9,561	28,683	45	—	9,561		28,728		38,289
Shaver	184	633	(7)	—	184		626		810
Shops at Pecos Ranch	3,781	15,123	560	—	3,781		15,683		19,464
Shops at Starwood	4,093	11,487	175	—	4,093		11,662		15,755
The Shops at Williams Trace	5,920	14,297	176	—	5,920		14,473		20,393
South Richey	778	2,584	2,114	—	778		4,698		5,476
Spoerlein Commons	2,340	7,296	635	—	2,340		7,931		10,271
The Strand at Huebner Oaks	5,805	12,335	174	—	5,805		12,509		18,314
SugarPark Plaza	1,781	7,125	949	—	1,781		8,074		9,855
Sunridge	276	1,186	490	—	276		1,676		1,952
Sunset at Pinnacle Peak	3,610	2,734	604	—	3,610		3,338		6,948
Terravita Marketplace	7,171	9,392	562	—	7,171		9,954		17,125
Torrey Square	1,981	2,971	1,564	—	1,981		4,535		6,516
Town Park	850	2,911	479	—	850		3,390		4,240
Village Square at Dana Park	10,877	40,252	2,737	—	10,877		42,989		53,866
Westchase	423	1,751	2,940	—	423		4,691		5,114
Williams Trace Plaza	6,800	14,003	177	—	6,800		14,180		20,980
Windsor Park	2,621	10,482	8,671	—	2,621		19,153		21,774
Woodlake Plaza	1,107	4,426	1,827	—	1,107		6,253		7,360
	$201,036	$518,784	$52,039	$517	$201,036		$571,340		$772,376

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Development Properties:
Gilbert Tuscany Village Hard Corner	856	794	9	—	$856	$803	$1,659
Seville	6,913	25,518	70	—	6,913	25,588	32,501
Shops at Starwood Phase III	1,818	6,473	394	756	1,818	7,623	9,441
Total - Development Properties	$9,587	$32,785	$473	$756	$9,587	$34,014	$43,601

Total Whitestone Properties	$210,623	$551,569	$52,512	$1,273	$210,623	$605,354	$815,977

Pillarstone Properties:
9101 LBJ Freeway(4)	$1,597	$6,078	$1,570	$—	$1,597	$7,648	$9,245
Corporate Park Northwest	1,534	6,306	1,927	—	1,534	8,233	9,767
Corporate Park West	2,555	10,267	907	—	2,555	11,174	13,729
Corporate Park Woodland	652	5,330	808	—	652	6,138	6,790
Corporate Park Woodland II	2,758	—	26	—	2,758	26	2,784
Dairy Ashford	226	1,211	64	—	226	1,275	1,501
Holly Hall Industrial Park	608	2,516	333	—	608	2,849	3,457
Holly Knight	320	1,293	197	—	320	1,490	1,810
Interstate 10 Warehouse	208	3,700	255	—	208	3,955	4,163
Main Park	1,328	2,721	413	—	1,328	3,134	4,462
Plaza Park	902	3,294	1,297	—	902	4,591	5,493
Uptown Tower(5)	1,621	15,551	4,654	—	1,621	20,205	21,826
Westbelt Plaza	568	2,165	806	—	568	2,971	3,539
Westgate Service Center	672	2,776	840	—	672	3,616	4,288
Total - Pillarstone Properties	$15,549	$63,208	$14,097	$—	$15,549	$77,305	$92,854

Land Held for Development:
Anthem Marketplace	$204	$—	$—	$—	$204	$—	$204
Dana Park Development	4,000	—	—	—	4,000	—	4,000
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Pinnacle Phase II	883	—	4,919	492	883	5,411	6,294
Total - Land Held for Development	$6,068	$—	$4,919	$492	$6,068	$5,411	$11,479

Grand Totals	$232,240	$614,777	$71,528	$1,765	$232,240	$688,070	$920,310

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Whitestone Properties:
Ahwatukee Plaza		$694		8/16/2011	5-39 years
Anthem Marketplace	(6)	1,687		6/28/2013	5-39 years
Bellnott Square		2,080		1/1/2002	5-39 years
Bissonnet Beltway		1,731		1/1/1999	5-39 years
The Citadel		1,213		9/28/2010	5-39 years
City View Village		186		3/31/2015	5-39 years
Davenport Village		1,450		5/27/2015	5-39 years
Desert Canyon		515		4/13/2011	5-39 years
Fountain Hills Plaza		1,305		10/7/2013	5-39 years
Fountain Square		1,374		9/21/2012	5-39 years
Fulton Ranch Towne Center		1,265		11/5/2014	5-39 years
Gilbert Tuscany Village		1,069		6/28/2011	5-39 years
Heritage Trace Plaza		914		7/1/2014	5-39 years
Headquarters Village	(7)	1,873		3/28/2013	5-39 years
Keller Place		258		8/26/2015	5-39 years
Kempwood Plaza		1,377		2/2/1999	5-39 years
La Mirada		157		9/30/2016	5-39 years
Lion Square		3,765		1/1/2000	5-39 years
The Marketplace at Central		1,178		11/1/2010	5-39 years
Market Street at DC Ranch		2,459		12/5/2013	5-39 years
Mercado at Scottsdale Ranch		1,259		6/19/2013	5-39 years
Paradise Plaza	(8)	1,335		8/8/2012	5-39 years
Parkside Village North		343		7/2/2015	5-39 years
Parkside Village South		1,055		7/2/2015	5-39 years
Pima Norte		2,165		10/4/2007	5-39 years
Pinnacle of Scottsdale	(9)	3,290		12/22/2011	5-39 years
The Promenade at Fulton Ranch		754		11/5/2014	5-39 years
Providence		2,060		3/30/2001	5-39 years
Quinlan Crossing		985		8/26/2015	5-39 years
Shaver		331		12/17/1999	5-39 years
Shops at Pecos Ranch	(10)	1,699		12/28/2012	5-39 years
Shops at Starwood	(11)	1,546		12/28/2011	5-39 years
The Shops at Williams Trace		755		12/24/2014	5-39 years
South Richey		2,116		8/25/1999	5-39 years
Spoerlein Commons		1,759		1/16/2009	5-39 years
The Strand at Huebner Oaks		741		9/19/2014	5-39 years
SugarPark Plaza		2,531		9/8/2004	5-39 years
Sunridge		743		1/1/2002	5-39 years
Sunset at Pinnacle Peak		454		5/29/2012	5-39 years
Terravita Marketplace	(12)	1,463		8/8/2011	5-39 years
Torrey Square		2,493		1/1/2000	5-39 years
Town Park		1,899		1/1/1999	5-39 years
Village Square at Dana Park	(13)	4,807		9/21/2012	5-39 years
Westchase		1,766		1/1/2002	5-39 years
Williams Trace Plaza		730		12/24/2014	5-39 years
Windsor Park		6,750		12/16/2003	5-39 years
Woodlake Plaza	(16)	2,024		3/4/2005	5-39 years
		$74,403

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life

Development Properties:
Gilbert Tuscany Village Hard Corner		42		8/28/2015	5-39 years
Seville		164		9/30/2016	5-39 years
Shops at Starwood Phase III		—	12/31/2016		5-39 years
Total - Development Properties		$206

Total - Whitestone Properties		$74,609

Pillarstone Properties:
9101 LBJ Freeway(4)		$2,481		1/1/2002	5-39 years
Corporate Park Northwest		3,081		1/1/2002	5-39 years
Corporate Park West	(14)	4,389		1/1/2002	5-39 years
Corporate Park Woodland	(14)	3,169	11/1/2000		5-39 years
Corporate Park Woodland II		2		10/17/2013	5-39 years
Dairy Ashford	(14)	669		1/1/1999	5-39 years
Holly Hall Industrial Park	(14)	1,177		1/1/2002	5-39 years
Holly Knight		1,009		8/1/2000	5-39 years
Interstate 10 Warehouse	(14)	2,640		1/1/1999	5-39 years
Main Park	(14)	1,651		1/1/1999	5-39 years
Plaza Park	(14)	2,351		1/1/2000	5-39 years
Uptown Tower(5)	(15)	6,818		11/22/2005	5-39 years
Westbelt Plaza	(14)	1,762		1/1/1999	5-39 years
Westgate Service Center	(14)	1,450		1/1/2002	5-39 years
Total - Pillarstone Properties		$32,649

Land Held for Development:
Anthem Marketplace		$—		6/28/2013	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Pinnacle Phase II		—		12/28/2011	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Total		$107,258

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2016	2015	2014
Balance at beginning of period	$835,538	$673,655	$537,872
Additions during the period:
Acquisitions	69,749	150,331	132,734
Improvements	22,036	12,653	9,330
	91,785	162,984	142,064
Deductions - cost of real estate sold or retired	(7,013)	(1,101)	(6,281)
Balance at close of period	$920,310	$835,538	$673,655

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $787,216.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(4)	This property includes improvements and accumulated depreciation of approximately $369,000 and $15,000, respectively, related to Whitestone leased spaces.

(5)	This property includes improvements and accumulated depreciation of approximately $147,000 and $102,000, respectively, related to Whitestone leased spaces.

(6)	This property secures a $15.1 million mortgage note.

(7)	This property secures a $19.0 million mortgage note.

(8)	This property secures a $9.2 million mortgage note.

(9)	This property secures a $14.1 million mortgage note.

(10)	This property secures a $14.0 million mortgage note.

(11)	This property secures a $14.3 million mortgage note.

(12)	This property secures a $10.5 million mortgage note.

(13)	This property secures a $2.6 million mortgage note.

(14)	These properties secure a $37.0 million mortgage note.

(15)	This property secures a $16.5 million mortgage note.

(16)	This property secures a $6.5 million mortgage note.

Whitestone REIT and Subsidiaries

Index to Exhibits

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

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

10.47
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Wells Fargo Securities, LLC (previously filed and incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.48
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and JMP Securities LLC (previously filed and incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.49
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and BMO Capital Markets Corp. (previously filed and incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.50
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Wunderlich Securities, Inc. (previously filed as and incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.51
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Ladenburg Thalmann (previously filed and incorporated by reference to Exhibit 1.5 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.52
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Robert W. Baird & Co. Incorporated (previously filed and incorporated by reference to Exhibit 1.6 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.53
First Amendment to Amended and Restated Credit Agreement between Whitestone REIT Operating Partnership, L.P. and Bank of Montreal dated October 30, 2015 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 5, 2015)

10.54
Contribution Agreement, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

10.55
OP Unit Purchase Agreement, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

10.56
Second Amendment to Amended and Restated Credit Agreement, Joinder and Reaffirmation of Guaranties, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, Pillarstone Capital REIT Operating Partnership LP, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed and incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

10.57
Limited Guarantee, dated December 8, 2016, between Pillarstone Capital REIT Operating Partnership LP and Bank of Montreal, as Administrative Agent (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

10.58
Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (previously filed and incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

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

________________________

*    Filed herewith.
**    Furnished herewith.

***    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

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