Form 10-Q
period 2017-03-31
Whitestone REIT
filed 2017-05-05
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                      Accelerated filer ☒
Non-accelerated filer ☐   (Do not check if a smaller reporting company)         Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

As of May 3, 2017, there were 38,056,049 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$924,280	$920,310
Accumulated depreciation	(112,418)	(107,258)
Total real estate assets	811,862	813,052
Cash and cash equivalents	6,503	4,168
Restricted cash	156	56
Marketable securities	517	517
Escrows and acquisition deposits	5,740	6,620
Accrued rents and accounts receivable, net of allowance for doubtful accounts	20,680	19,951
Unamortized lease commissions and loan costs	7,857	8,083
Prepaid expenses and other assets	3,519	2,762
Total assets	$856,834	$855,209

LIABILITIES AND EQUITY(2)
Liabilities:
Notes payable	$555,399	$544,020
Accounts payable and accrued expenses	18,044	28,692
Tenants' security deposits	6,279	6,125
Dividends and distributions payable	8,883	8,729
Total liabilities	588,605	587,566
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 29,871,458 and 29,468,563 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	403,783	396,494
Accumulated deficit	(148,828)	(141,695)
Accumulated other comprehensive gain	1,565	859
Total Whitestone REIT shareholders' equity	256,550	255,687
Noncontrolling interests:
Redeemable operating partnership units	11,641	11,941
Noncontrolling interest in Consolidated Partnership	38	15
Total noncontrolling interests	11,679	11,956
Total equity	268,229	267,643
Total liabilities and equity	$856,834	$855,209

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
(1) Assets of consolidated Variable Interest Entities included in the total assets above:
Real estate assets, at cost
Property	$94,035	$92,338
Accumulated depreciation	(34,183)	(32,533)
Total real estate assets	59,852	59,805
Cash and cash equivalents	1,300	1,236
Escrows and acquisition deposits	778	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	2,490	2,313
Unamortized lease commissions and loan costs	1,100	1,150
Prepaid expenses and other assets	259	82
Total assets	$65,779	$66,860

(2) Liabilities of consolidated Variable Interest Entities included in the total liabilities above:
Notes payable	$49,713	$50,001
Accounts payable and accrued expenses	1,646	3,481
Tenants' security deposits	1,056	996
Total liabilities	$52,415	$54,478

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Property revenues
Rental revenues	$21,296	$19,422
Other revenues	6,971	6,013
Total property revenues	28,267	25,435

Property expenses
Property operation and maintenance	5,494	4,794
Real estate taxes	3,920	3,354
Total property expenses	9,414	8,148

Other expenses (income)
General and administrative	6,169	4,836
Depreciation and amortization	6,008	5,392
Interest expense	5,153	4,804
Interest, dividend and other investment income	(138)	(97)
Total other expense	17,192	14,935

Income before gain (loss) on sale or disposal of properties or assets and income taxes	1,661	2,352

Provision for income taxes	(81)	(156)
Gain on sale of properties	—	2,890
Gain (loss) on sale or disposal of assets	(23)	2

Net income	1,557	5,088

Redeemable operating partnership units	53	91
Non-controlling interests in Consolidated Partnership	64	—
Less: Net income attributable to noncontrolling interests	117	91

Net income attributable to Whitestone REIT	$1,440	$4,997

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Basic Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.18
Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.18

Weighted average number of common shares outstanding:
Basic	29,416	26,604
Diluted	30,409	27,489

Distributions declared per common share / OP unit	$0.2850	$0.2850

Consolidated Statements of Comprehensive Income (Loss)

Net income	$1,557	$5,088

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	732	(6,041)
Unrealized loss on available-for-sale marketable securities	—	(5)

Comprehensive income (loss)	2,289	(958)

Less: Net income attributable to noncontrolling interests	117	91
Less: Comprehensive income (loss) attributable to noncontrolling interests	26	(108)

Comprehensive income (loss) attributable to Whitestone REIT	$2,146	$(941)

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

							Noncontrolling Interests
									General
					Accumulated		Redeemable		Partners'
			Additional		Other	Total	Operating		Interest in
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	Partnership		Consolidated	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Partnership	Equity

Balance, December 31, 2016	29,468	$29	$396,494	$(141,695)	$859	$255,687	1,103	$11,941	$15	$267,643

Exchange of noncontrolling interest OP units for common shares	7	—	80	—	—	80	(7)	(80)	—	—

Issuance of shares under dividend reinvestment plan	3	—	33	—	—	33	—	—	—	33

Issuance of common shares, net of offering costs	391	1	5,333	—	—	5,334	—	—	—	5,334

Repurchase of common shares (1)	(43)	—	(591)	—	—	(591)	—	—	—	(591)

Share-based compensation	45	—	2,447	—	—	2,447	—	—	—	2,447

Distributions	—	—	—	(8,573)	—	(8,573)	—	(312)	(41)	(8,926)

Unrealized gain on change in value of cash flow hedge	—	—	—	—	706	706	—	26	—	732

Reallocation of ownership percentage between parent and subsidiary	—	—	(13)	—	—	(13)	—	13	—	—

Net income	—	—	—	1,440	—	1,440	—	53	64	1,557

Balance, March 31, 2017	29,871	$30	$403,783	$(148,828)	$1,565	$256,550	1,096	$11,641	$38	$268,229

(1)
During the three months ended March 31, 2017, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,557	$5,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,008	5,392
Amortization of deferred loan costs	310	315
Amortization of notes payable discount	149	72
Loss (gain) on sale or disposal of assets and properties	23	(2,892)
Bad debt expense	609	372
Share-based compensation	2,447	2,025
Changes in operating assets and liabilities:
Escrows and acquisition deposits	880	1,853
Accrued rent and accounts receivable	(1,338)	(1,377)
Unamortized lease commissions	(383)	(382)
Prepaid expenses and other assets	444	191
Accounts payable and accrued expenses	(9,977)	(5,161)
Tenants' security deposits	154	180
Net cash provided by operating activities	883	5,676
Cash flows from investing activities:
Additions to real estate	(4,556)	(4,364)
Proceeds from sales of properties	—	1,097
Net cash used in investing activities	(4,556)	(3,267)
Cash flows from financing activities:
Distributions paid to common shareholders	(8,453)	(7,711)
Distributions paid to OP unit holders	(313)	(139)
Proceeds from issuance of common shares, net of offering costs	5,334	—
Proceeds from revolving credit facility	11,000	7,000
Repayments of notes payable	(869)	(739)
Change in restricted cash	(100)	(89)
Repurchase of common shares	(591)	(871)
Net cash provided by (used in) financing activities	6,008	(2,549)

Net increase (decrease) in cash and cash equivalents	2,335	(140)
Cash and cash equivalents at beginning of period	4,168	2,587
Cash and cash equivalents at end of period	$6,503	$2,447

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,936	$4,602
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$70	$187
Financed insurance premiums	$1,115	$1,060
Value of shares issued under dividend reinvestment plan	$33	$27
Value of common shares exchanged for OP units	$80	$98
Change in fair value of available-for-sale securities	$—	$(5)
Change in fair value of cash flow hedge	$732	$(6,041)
Proceeds from 1031 exchange transaction	$—	$2,860
Reallocation of ownership percentage between parent and subsidiary	$13	$—
Accrued distribution payable to General Partners' Interest in Consolidated Partnership	$41	$—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended March 31, 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2017, and the results of operations for the three month periods ended March 31, 2017 and 2016, the consolidated statements of changes in equity for the three month period ended March 31, 2017 and cash flows for the three month periods ended March 31, 2017 and 2016.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2017 and December 31, 2016, Whitestone owned or held a majority interest in 69 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2017 and December 31, 2016, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. We also consolidate a variable interest entity (“VIE”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. See Note 6 for additional disclosure on our VIE.

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
March 31, 2017
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

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (See Note 7), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. As a result, these amounts are reported in the consolidated statements of cash flows under cash flows from financing activities as change in restricted cash.

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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of March 31, 2017, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2017, approximately $72,000 and $29,000 in interest expense and real estate taxes, respectively, were capitalized, and for the three months ended March 31, 2016, approximately $27,000 and $16,000 in interest expense and real estate taxes, respectively, were capitalized.

Real Estate Held for Sale and Discontinued Operations. We consider a commercial property to be held for sale when it meets all of the criteria established under ASC 205, “Presentation of Financial Statements.” For commercial properties classified as held for sale, assets and liabilities are presented separately for all periods presented.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $2,451,000 and $2,025,000 in share-based compensation for the three months ended March 31, 2017 and 2016, respectively.

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

See our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, balance sheet classification of awards and the classification on the statement of cash flows. We have adopted this guidance as of January 1, 2017. The main provision regarding excess tax benefits did not have an impact on our consolidated financial statements due to our status as a REIT for taxation purposes. We have elected to continue estimating the number of shares expected to vest in order to determine compensation cost, and we will continue to classify cash paid by us for employee taxes when common shares were repurchased to cover minimum statutory requirements as financing activity.

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
March 31, 2017
(Unaudited)

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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of March 31, 2017 and December 31, 2016. Available-for-sale securities consisted of the following (in thousands):

	March 31, 2017
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Real estate sector common stock	$654	$—	$(137)	$517
Total available-for-sale securities	$654	$—	$(137)	$517

	December 31, 2016
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Real estate sector common stock	$654	$—	$(137)	$517
Total available-for-sale securities	$654	$—	$(137)	$517

During the three months ended March 31, 2017 and 2016, no available-for-sale securities were sold. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $137,000 and $224,000 for the three months ended March 31, 2017 and 2016, respectively, has been included in accumulated other comprehensive income (loss).

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2017	December 31, 2016

Tenant receivables	$13,498	$12,972
Accrued rents and other recoveries	14,929	14,237
Allowance for doubtful accounts	(7,747)	(7,258)
Total	$20,680	$19,951

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Leasing commissions	$8,789	$8,720
Deferred legal cost	219	—
Deferred financing cost	4,071	4,071
Total cost	13,079	12,791
Less: leasing commissions accumulated amortization	(3,856)	(3,597)
Less: deferred legal cost accumulated amortization	(17)	—
Less: deferred financing cost accumulated amortization	(1,349)	(1,111)
Total cost, net of accumulated amortization	$7,857	$8,083

6. VARIABLE INTEREST ENTITIES

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone,” “Pillarstone OP” or the “Consolidated Partnership”) and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property™ strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately 18.1 million Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2014 Facility (as defined in Note 9); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

As of March 31, 2017, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. We have determined that we are the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated financial statements.

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets as of March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Real estate assets, at cost
Property	$94,035	$92,338
Accumulated depreciation	(34,183)	(32,533)
Total real estate assets	59,852	59,805
Cash and cash equivalents	1,300	1,236
Escrows and acquisition deposits	778	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts(1)	2,490	2,313
Unamortized lease commissions and loan costs	1,100	1,150
Prepaid expenses and other assets(2)	259	82
Total assets	$65,779	$66,860

Liabilities
Notes payable(3)	$49,713	$50,001
Accounts payable and accrued expenses(4)	1,646	3,481
Tenants' security deposits	1,056	996
Total liabilities	$52,415	$54,478

(1)	Excludes approximately $2.0 million and $0.5 million in accounts receivable due from Whitestone that were eliminated in consolidation as of March 31, 2017 and December 31, 2016, respectively.

(2)	Excludes approximately $0.0 million and $0.9 million in prepaid expenses due from Whitestone that were eliminated in consolidation as of March 31, 2017 and December 31, 2016, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

(3)	Excludes approximately $15.5 million and $15.5 million in notes payable due to Whitestone that were eliminated in consolidation as of March 31, 2017 and December 31, 2016, respectively.

(4)	Excludes approximately $1.0 million and $0.3 million in accounts payable due to Whitestone that were eliminated in consolidation as of March 31, 2017 and December 31, 2016, respectively.

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2017	December 31, 2016
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,920	$9,980
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	33,915	34,166
$6.5 million 3.80% Note, due January 1, 2019	5,975	6,019
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,620	19,708
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,236	16,298
$15.1 million 4.99% Note, due January 6, 2024	15,022	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	7,860	7,869
$2.6 million 5.46% Note, due October 1, 2023	2,502	2,512
$1.1 million 2.97% Note, due November 28, 2017	869	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	197,600	186,600
Total notes payable principal	556,819	545,512
Less deferred financing costs, net of accumulated amortization	(1,420)	(1,492)
Total notes payable	$555,399	$544,020

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%,

(5)	Promissory notes were assumed by Pillarstone in December 2016.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

(6)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

(7)	Unsecured line of credit includes certain Pillarstone Properties.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of March 31, 2017, $397.6 million was drawn on the Facility, and our remaining borrowing capacity was $102.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of March 31, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of March 31, 2017, our $158.4 million in secured debt was collateralized by 19 properties with a carrying value of $189.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2017, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2017 were as follows (in thousands):

Year	Amount Due

2017	$10,562
2018	12,136
2019	205,649
2020	82,827
2021	51,918
Thereafter	193,727
Total	$556,819

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
March 31, 2017	Accounts payable and accrued expenses	$(1,482)
December 31, 2016	Accounts payable and accrued expenses	$(662)

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 3 under the Facility at 1.725%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 7 for additional information regarding the Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 1 under the Facility at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 7 for additional information regarding the Facility. The swap began on February 3, 2017 and will mature on October 30, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 7 for additional information regarding the Facility. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended March 31, 2017	$732	Interest expense	$(508)
Three months ended March 31, 2016	$(6,041)	Interest expense	$(594)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2017 and 2016.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2017 and 2016, 1,099,827 and 491,023 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended March 31, 2017 and 2016, distributions of $95,000 and $155,000, respectively, were made to holders of certain restricted common shares, $4,000 and $0, respectively, of which were charged against earnings. See Note 12 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net income	$1,557	$5,088
Less: Net income attributable to noncontrolling interests	(117)	(91)
Distributions paid on unvested restricted shares	(91)	(155)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,349	$4,842

Denominator:
Weighted average number of common shares - basic	29,416	26,604
Effect of dilutive securities:
Unvested restricted shares	993	885
Weighted average number of common shares - dilutive	30,409	27,489

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.18
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.18

10. INCOME TAXES

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

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the three months ended March 31, 2016, we recognized $45,000 in income tax expense related to Davenport TRS taxable year. Davenport TRS was dissolved in the fourth quarter of 2016.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2017 and 2016, we recognized approximately $79,000 and $114,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Equity Offerings

On June 4, 2015, we entered into six amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. During the three months ended March 31, 2017, we sold 390,726 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $5.3 million. In connection with such sales, we paid compensation of approximately $0.1 million to the sales agents. We did not sell any common shares under the 2015 equity distribution agreements during the three months ended March 31, 2016.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2017, we owned a 96.4% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2017 and December 31, 2016, there were 30,845,917 and 30,450,377 OP units outstanding, respectively.  We owned 29,750,636 and 29,347,741 OP units as of March 31, 2017 and December 31, 2016, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 96.4% and 98.2% for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, 7,355 and 12,101 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2016 and the three months ended March 31, 2017 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2017
First Quarter	$0.2850	$8,453	$0.2850	$313	$8,766
Total	$0.2850	$8,453	$0.2850	$313	$8,766

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	2,044,334	$14.48
Granted	23,200	13.91
Vested	(102,448)	14.63
Forfeited	(5,951)	13.66
Non-vested at March 31, 2017	1,959,135	$14.46
Available for grant at March 31, 2017	890,449

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

A summary of our non-vested and vested shares activity for the three months ended March 31, 2017 and years ended December 31, 2016, 2015 and 2014 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2017	23,200	$13.91	(102,448)	$1,499
Year Ended December 31, 2016	545,778	$14.85	(734,261)	10,577
Year Ended December 31, 2015	327,122	13.49	(348,786)	4,969
Year Ended December 31, 2014	2,058,930	14.40	(133,774)	1,721

Total compensation recognized in earnings for share-based payments was $2,451,000 and $2,025,000 for the three months ended March 31, 2017 and 2016, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 24 months. As of March 31, 2017, there was approximately $3.2 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 24 months and approximately $5.4 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 12 months beginning on April 1, 2017.

We expect to record approximately $8.6 million in non-cash share-based compensation expense in 2017 and $2.5 million subsequent to 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 16 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

13. GRANTS TO TRUSTEES

On December 21, 2016, each of our four independent trustees and one trustee emeritus was granted 1,500 common shares, which vested immediately. The 7,500 common shares granted to our trustees had a grant date fair value of $14.07 per share. On December 21, 2016, two of our independent trustees elected to receive a total of 3,128 common shares with a grant date fair value of $14.07 in lieu of cash for board fees. The fair values of the shares granted were determined using quoted prices available on the date of grant.

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

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of March 31, 2017, we had incurred approximately $4.5 million in construction costs, including approximately $0.5 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property was 44% leased as of March 31, 2017 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of March 31, 2017, we had incurred approximately $7.6 million in construction costs, including approximately $0.8 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property was 50% leased as of March 31, 2017 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

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

16. SUBSEQUENT EVENTS

Pending Acquisitions

On April 19, 2017, we announced the pending acquisitions of two retail centers located at BLVD Place in Houston, Texas and Eldorado Plaza in McKinney, Texas, respectively, each of which is a property that meets our Community Centered Property™ strategy, for an aggregate purchase price of $204.6 million in cash. On May 3, 2017, we acquired Eldorado Plaza. Pursuant to the purchase agreement governing the acquisition of BLVD Place, we expect the closing of BLVD Place to occur in May 2017.

The closing of BLVD Place is not subject to a financing condition. We funded the purchase price of Eldorado Plaza and related transaction expenses through a combination of net proceeds from the April Offering (as defined below) and borrowings under our Facility. We expect to fund the purchase price of the acquisition of BLVD Place and related transaction expenses through a combination of net proceeds from the April Offering (as defined below), and $80 million of asset level mortgage financing (the “BLVD Financing”). We are currently negotiating the terms of the BLVD Financing with potential lenders, however we have not yet entered into a binding commitment letter or definitive loan documents and there can be no assurance that we will obtain the BLVD Financing on the terms we anticipate or at all. The consummation of the BLVD Place acquisition is not contingent on obtaining the BLVD Financing and, in the event we do not obtain the BLVD Financing, we expect to fund the purchase price of the BLVD Place acquisition through a combination of net proceeds from the April Offering, as discussed below, and borrowings under our Facility. In addition, pursuant to the purchase agreements governing the acquisition of BLVD Place, the closing of BLVD Place is subject to the satisfaction or waiver of certain customary closing conditions. There can be no assurance that the closing of the acquisition of BLVD Place will occur in accordance with the anticipated timeline or at all. See “Risk Factors - There can be no assurance that the acquisition of BLVD Place will be consummated or that the BLVD Financing will be obtained in accordance with the anticipated timing or at all.”

April Offering

On April 25, 2017, we completed the sale of 8,018,500 common shares, including 1,018,500 common shares purchased by the underwriters upon exercise of their option to purchase additional common shares, at a purchase price of $12.48 per share (the “April Offering”). Total net proceeds from the April Offering, after deducting offering expenses, were approximately $99.9 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership intends to use the net proceeds from the April Offering initially to repay a portion of outstanding indebtedness under the Facility, which amounts will then become available for future borrowings, including the funding of a portion of the purchase price of the acquisitions of Eldorado Plaza and BLVD Place or for general corporate purposes.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Eldorado Plaza Acquisition

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property™ strategy, for $46.6 million in cash and net prorations from borrowings under our Facility. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

This Report contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, pending acquisitions and the impact of such acquisitions on our financial condition and results of operations, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

•
our ability to successfully finance and complete our pending acquisitions and related development projects and, if completed, the ability of such newly acquired and new development properties to perform as we expect;

•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2016, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

Overview

We are a fully-integrated real estate company that primarily owns, manages, and redevelops high quality retail properties, which we refer to as Community Centered Properties™. Our properties are located in attractive and affluent neighborhoods within high growth markets located primarily in the Sunbelt, such as Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio. We believe that gaining critical mass within these target markets, combined with our local market intelligence, existing platform, access to capital and broad network of industry relationships, gives us a competitive advantage and allows us to generate long-term return opportunities and added value for our shareholders.

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

As of March 31, 2017, we owned or had a majority interest in 69 commercial properties consisting of:

Consolidated Operating Portfolio

•
47 wholly-owned properties that meet our Community Centered Properties™ strategy containing approximately 4.4 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $695.7 million; and

•
as a result of the Contribution (as defined below), a majority interest in 14 consolidated properties that do not meet our Community Centered Properties™ strategy containing approximately 1.5 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $60.3 million; and

Redevelopment, New Acquisitions Portfolio

•
four retail properties that meet our Community Centered Properties™ strategy containing approximately 0.2 million square feet of GLA and having a total carrying value (net of accumulated depreciation) of $50.7 million; and

•	four parcels of land held for future development having a total carrying value of $5.2 million.

As of March 31, 2017, we had an aggregate of 1,555 tenants.  We have a diversified tenant base with our largest tenant comprising only 3.0% of our annualized rental revenues for the three months ended March 31, 2017.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 91 new and renewal leases during the three months ended March 31, 2017, totaling 220,293 square feet and approximately $16.3 million in total lease value.  This compares to 122 new and renewal leases totaling 285,202 square feet and approximately $16.1 million in total lease value during the same period in 2016.

We employed 103 full-time employees as of March 31, 2017.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Pending Acquisitions

On April 19, 2017, we announced the pending acquisitions of two retail centers located at BLVD Place in Houston, Texas and Eldorado Plaza in McKinney, Texas, respectively, each of which is a property that meets our Community Centered Property™ strategy, for an aggregate purchase price of $204.6 million in cash. On May 3, 2017, we acquired Eldorado Plaza. Pursuant to the purchase agreement governing the acquisition of BLVD Place, we expect the closing of BLVD Place to occur in May 2017. BLVD Place contains 216,944 square feet of leasable space and is approximately 99% leased. In addition, included in the purchase of BLVD Place is approximately 1.43 acres of developable land that will give the Company the ability to build an estimated 136,930 square feet of additional leasable space, based on current plans. Eldorado Plaza contains 221,577 square feet of leasable space and is approximately 97% leased. Included in the purchase price of Eldorado Plaza is an option to purchase approximately 1.86 acres of developable land that will give us the ability to build an estimated 24,000 square feet of additional leasable space, based on current plans.

The closing of the acquisition of BLVD Place is not subject to a financing condition. We funded the purchase price of the acquisition of Eldorado Plaza and related transaction expenses through borrowings under our Facility. We expect to fund the purchase price of BLVD Place and related transaction expenses with a combination of net proceeds from the April Offering (as defined below) and $80 million of asset level mortgage financing (the “BLVD Financing”). We are currently negotiating the terms of the BLVD Financing with potential lenders, however we have not yet entered into a binding commitment letter or definitive loan documents and there can be no assurance that we will obtain the BLVD Financing on the terms we anticipate or at all. The consummation of the BLVD Place acquisition is not contingent on obtaining the BLVD Financing and, in the event we do not obtain the BLVD Financing, we expect to fund the purchase price of the BLVD Place acquisition through a combination of net proceeds from the April Offering, as discussed below, and borrowings under our Facility (as defined below). In addition, pursuant to the purchase agreements governing the acquisition of BLVD Place, the closing of BLVD Place is subject to the satisfaction or waiver of certain customary closing conditions. There can be no assurance that the closing of the acquisition of BLVD Place will occur in accordance with the anticipated timeline or at all. See “Risk Factors- There can be no assurance that the acquisition of BLVD Place will be consummated or that the BLVD Financing will be obtained in accordance with the anticipated timing or at all.”

April Offering

On April 25, 2017, we completed the sale of 8,018,500 common shares, including 1,018,500 common shares purchased by the underwriters upon exercise of their option to purchase additional common shares, at a purchase price of $12.48 per share (the “April Offering”). Total net proceeds from the April Offering, after deducting offering expenses, were approximately $99.9 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership intends to use the net proceeds from the April Offering initially to repay a portion of outstanding indebtedness under the Facility, which amounts will then become available for future borrowings, including the funding of a portion of the purchase price of the acquisitions of Eldorado Plaza and BLVD Place or for general corporate purposes.

Eldorado Plaza Acquisition

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property™ strategy, for $46.6 million in cash and net prorations from borrowings under our Facility. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $28.3 million and $25.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2017, approximately 28% of our GLA was subject to leases that expire prior to December 31, 2018.  Over the last two years, we have renewed leases covering approximately 77% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Acquisitions, Dispositions and Development

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

Property dispositions. On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone," "Pillarstone OP" or the "Consolidated Partnership") and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property™ strategy (the “Pillarstone Properties”), to Pillarstone for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2014 Facility (See Note 7 (Debt) to the accompanying consolidated financial statements); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

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

As of March 31, 2017, we owned approximately 81.4% of the total outstanding Pillarstone OP Units. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated balance sheets and related consolidated statement of operations and comprehensive income.

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

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of March 31, 2017, we had incurred approximately $4.5 million in construction costs, including approximately $0.5 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property was 44% leased as of March 31, 2017 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of March 31, 2017, we had incurred approximately $7.6 million in construction costs, including approximately $0.8 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property was 50% leased as of March 31, 2017 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

Leasing Activity

As of March 31, 2017, we owned or held a majority interest in 69 properties with 6,116,225 square feet of GLA and our occupancy rate for all properties was approximately 86% and 87% occupied as of March 31, 2017 and March 31, 2016, respectively. The following is a summary of the Company's leasing activity for the three months ended March 31, 2017:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	58	159,722	3.1	$1.36	$15.86	$15.53	7.8%
New Leases	11	20,109	4.4	4.80	17.82	17.78	3.3%
Total	69	179,831	3.3	$1.74	$16.08	$15.78	7.2%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	3	10,590	3.9	$8.37	$20.93
New Leases	19	31,472	5.7	13.64	24.94
Total	22	42,062	5.3	$12.31	$23.93

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

Contractual Expenditures

The following is a summary of the Company's capital expenditures for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Capital expenditures:
Tenant improvements and allowances	$1,554	$1,084
Developments / redevelopments	2,242	2,689
Leasing commissions and costs	454	436
Maintenance capital expenditures	760	591
Total capital expenditures	$5,010	$4,800

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the three months ended March 31, 2017.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table provides a summary comparison of our results of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended March 31,
	2017	2016
Number of properties wholly-owned and operated	55	55
Aggregate GLA (sq. ft.)(1)	4,584,488	4,350,017
Ending occupancy rate - wholly-owned operating portfolio(1)	89%	89%
Ending occupancy rate - all wholly-owned properties	88%	88%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio	80%	84%

Total property revenues	$28,267	$25,435
Total property expenses	9,414	8,148
Total other expenses	17,192	14,935
Provision for income taxes	81	156
Gain on sale of properties	—	(2,890)
Loss (gain) on disposal of assets	23	(2)
Net income	1,557	5,088
Less: Net income attributable to noncontrolling interests	117	91
Net income attributable to Whitestone REIT	$1,440	$4,997

Funds from operations core (2)	$10,179	$9,702
Property net operating income (3)	18,853	17,287
Distributions paid on common shares and OP units	8,766	7,850
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	86%	81%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”) Core” below.

(3)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $28,267,000 for the three months ended March 31, 2017 as compared to $25,435,000 for the three months ended March 31, 2016, an increase of $2,832,000, or 11%. The three months ended March 31, 2017 included $1,790,000 in increased revenues from Non-Same Store operations and $23,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $1,019,000 for the three months ended March 31, 2017 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2017 to the three months ended March 31, 2016, Same Stores include properties owned during the entire period from January 1, 2016 to March 31, 2017. Same Store revenue increased $204,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as the result of an increase in the average leased square feet to 3,834,000 from 3,798,000. The Same Store average revenue per leased square foot increased $0.85 for the three months ended March 31, 2017 to $23.40 per leased square foot as compared to the average revenue per leased square foot of $22.55 for the three months ended March 31, 2016, resulting in an increase of Same Store revenues of $815,000.

Property expenses.  Our property expenses were approximately $9,414,000 for the three months ended March 31, 2017 as compared to $8,148,000 for the three months ended March 31, 2016, an increase of $1,266,000, or 16%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Overall Property Expenses	2017	2016	Change	% Change
Real estate taxes	$3,920	$3,354	$566	17%
Utilities	1,236	1,096	140	13%
Contract services	1,636	1,424	212	15%
Repairs and maintenance	1,127	956	171	18%
Bad debt	609	374	235	63%
Labor and other	886	944	(58)	(6)%
Total property expenses	$9,414	$8,148	$1,266	16%

	Three Months Ended March 31,
Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$3,167	$2,809	$358	13%
Utilities	844	804	40	5%
Contract services	1,215	1,165	50	4%
Repairs and maintenance	869	743	126	17%
Bad debt	544	364	180	49%
Labor and other	715	711	4	1%
Total property expenses	$7,354	$6,596	$758	11%

	Three Months Ended March 31,
Non-Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$113	$30	$83	Not meaningful
Utilities	68	15	53	Not meaningful
Contract services	113	11	102	Not meaningful
Repairs and maintenance	52	1	51	Not meaningful
Bad debt	19	(17)	36	Not meaningful
Labor and other	54	47	7	Not meaningful
Total property expenses	$419	$87	$332	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $566,000, or 17%, during the three months ended March 31, 2017 as compared to the same period in 2016. The real estate tax increase was comprised of increases of $358,000, $125,000 and $83,000 in our Same Store, Consolidated Partnership and Non-Same Store properties, respectively. The increase in Same Store real estate tax expense was primarily attributable to increased assessments with tax authorities in our Texas markets resulting in larger expenses paid for 2016 taxes. Many of the tax assessments on our properties are still under protest for 2016, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $140,000, or 13%, during the three months ended March 31, 2017 as compared to the same period in 2016. The utility expense increase was comprised of $53,000, $47,000 and $40,000 in our Non-Same Store, Consolidated Partnership and Same Store properties, respectively. The majority of the Same Store increase was from increased electricity costs in our Houston market.

Contract services.  Contract services expenses increased approximately $212,000, or 15%, during the three months ended March 31, 2017 as compared to the same period in 2016. The contract services increase was comprised of $102,000, $60,000 and $50,000 in our Non-Same Store, Consolidated Partnership and Same Store properties, respectively.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $171,000, or 18%, during the three months ended March 31, 2017 as compared to the same period in 2016. The repairs and maintenance increase was comprised of increases of $126,000 in Same Store properties and $51,000 in our Non-Same Store properties, offset by a decrease of $6,000 in our Consolidated Partnership properties. The Same Store properties increase was primarily comprised of recoverable painting, landscaping and roofing costs.

Bad debt.  Bad debt expenses increased approximately $235,000, or 63%, during the three months ended March 31, 2017 as compared to the same period in 2016. The bad debt expense increase was comprised of $180,000, $36,000 and $19,000 in our Same Store, Non-Same Store and Consolidated Partnership properties, respectively. The $180,000 increase in Same Store bad debt was primarily from a large tenant that vacated their space in our Arizona region.

Labor and other.  Labor and other expenses decreased approximately $58,000, or 6%, during the three months ended March 31, 2017 as compared to the same period in 2016.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store, Consolidated Partnership and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended March 31,			Percent
	2017	2016	Change	Change
Same Store (49 properties, exclusive of land held for development)
Property revenues
Rental revenues	$16,668	$16,083	$585	4%
Other revenues	5,765	5,331	434	8%
Total property revenues	22,433	21,414	1,019	5%

Property expenses
Property operation and maintenance	4,187	3,787	400	11%
Real estate taxes	3,167	2,809	358	13%
Total property expenses	7,354	6,596	758	11%

Total Same Store net operating income	15,079	14,818	261	2%

Non-Same Store (2 Properties, exclusive of land held for development)
Property revenues
Rental revenues	1,401	148	1,253	Not meaningful
Other revenues	601	64	537	Not meaningful
Total property revenues	2,002	212	1,790	Not meaningful

Property expenses
Property operation and maintenance	306	57	249	Not meaningful
Real estate taxes	113	30	83	Not meaningful
Total property expenses	419	87	332	Not meaningful

Total Non-Same Store net operating income	1,583	125	1,458	Not meaningful

Consolidated Partnership properties (14 Properties)
Property revenues
Rental revenues	3,227	3,191	36	1%
Other revenues	605	618	(13)	(2)%
Total property revenues	3,832	3,809	23	1%

Property expenses
Property operation and maintenance	1,001	950	51	5%
Real estate taxes	640	515	125	24%
Total property expenses	1,641	1,465	176	12%

Total Consolidated Partnership properties net operating income	2,191	2,344	(153)	(7)%

Total property net operating income	18,853	17,287	1,566	9%

Less total other expenses, provision for income taxes, gain on sale of properties and loss on disposal of assets	17,296	12,199	5,097	42%

Net income	$1,557	$5,088	$(3,531)	(69)%

Other expenses.  Our other expenses were approximately $17,192,000 for the three months ended March 31, 2017, as compared to $14,935,000 for the three months ended March 31, 2016, an increase of $2,257,000, or 15%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016	Change	% Change
General and administrative	$6,169	$4,836	$1,333	28%
Depreciation and amortization	6,008	5,392	616	11%
Interest expense	5,153	4,804	349	7%
Interest, dividend and other investment income	(138)	(97)	(41)	42%
Total other expenses	$17,192	$14,935	$2,257	15%

General and administrative. General and administrative expenses increased approximately $1,333,000, or 28%, for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was comprised of $426,000 in increased share-based compensation expense, $220,000 in increased salaries and benefits, $188,000 in increased legal fees, $184,000 in increased other professional fees, $119,000 in increased accounting fees and $196,000 in increased other expenses.

Total compensation recognized in earnings for share-based payments was $2,451,000 and $2,025,000 for the three months ended March 31, 2017 and 2016, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 24 months. As of March 31, 2017, there was approximately $3.2 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 24 months and approximately $5.4 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 12 months beginning on April 1, 2017.

We expect to record approximately $8.6 million in non-cash share-based compensation expense in 2017 and $2.5 million subsequent to 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 16 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $616,000, or 11%, for the three months ended March 31, 2017 as compared to the same period in 2016. Depreciation for improvements to Same Store properties increased $261,000 for the three months ended March 31, 2017 as compared to the same period in 2016. Depreciation for Non-Same Store properties increased $270,000 and depreciation for Consolidated Partnership properties increased $74,000. Lease commission amortization and depreciation of corporate assets increased $11,000 for the three months ended March 31, 2017 as compared to the same period in 2016.

Interest expense. Interest expense increased approximately $349,000, or 7%, for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in interest expense is comprised of approximately $426,000 in increased interest expense resulting from a $47,766,000 increase in our average notes payable balance offset by a $72,000 decrease in interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 3.57% to 3.51% and a decrease in amortized loan fees included in interest expense of $5,000.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $41,000, or 42%, for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in interest, dividend and other investment income for the three months ended March 31, 2017 as compared to the same period in 2016 is comprised of approximately $42,000 in increased interest income and was offset by a $1,000 decrease in dividend income.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
FFO AND FFO CORE	2017	2016
Net income attributable to Whitestone REIT	$1,440	$4,997
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	5,795	5,311
(Gain) loss on sale or disposal of assets and properties	22	(2,892)
Net income attributable to noncontrolling interests	53	91
FFO	7,310	7,507

Adjustments to reconcile to FFO Core:
Share-based compensation expense	2,451	2,025
Acquisition costs	418	170
FFO Core	$10,179	$9,702

(1)	Includes pro-rata share attributable to Pillarstone.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2017	2016
Net income attributable to Whitestone REIT	$1,440	$4,997
General and administrative expenses	6,169	4,836
Depreciation and amortization	6,008	5,392
Interest expense	5,153	4,804
Interest, dividend and other investment income	(138)	(97)
Provision for income taxes	81	156
Gain on sale of properties	—	(2,890)
(Gain) loss on disposal of assets	23	(2)
Net income attributable to noncontrolling interests	117	91
NOI	$18,853	$17,287

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

     During the three months ended March 31, 2017, our cash provided from operating activities was $883,000 and our total distributions were $8,766,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $7,883,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property™ strategy through equity issuances and debt financing. For example, on April 19, 2017, we announced the acquisitions of Eldorado Plaza and BLVD Place and, on April 25, 2017, we completed the April Offering. On May 3, 2017, we acquired Eldorado Plaza. We funded the purchase price of Eldorado Plaza and related transaction expenses with borrowings under our Facility. We expect to fund the purchase price of the acquisition of BLVD Place and related transaction expenses through a combination of net proceeds from the April Offering and the BLVD Financing. We expect to obtain the BLVD Financing and close the acquisition of BLVD Place in May 2017. Included in the purchase of Eldorado Plaza is approximately 1.86 acres of developable land that will give us the ability to build an estimated 24,000 square feet of additional leasable space for an estimated cost to acquire and develop the land parcel of approximately $4.0 million, based on current plans. Further, included in the purchase of BLVD Place is an option to purchase approximately 1.43 acres of developable land. We currently intend to develop a six-story, 137,000 square foot mixed-use building, which we refer to as the BLVD Phase II-B development, on the developable land at BLVD Place, for an estimated cost to acquire and develop the land parcel of $55.0 million, including the $10.0 million of the aggregate purchase price of BLVD Place allocated to the acquisition of the land parcel. Construction of the BLVD Phase II-B development is expected to begin shortly after the closing of the BLVD Place acquisition and is expected to take approximately 18 months to complete.

As discussed in Note 11 (Equity) to the accompanying consolidated financial statements, on June 4, 2015, we entered into the 2015 equity distribution agreements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. During the three months ended March 31, 2017, we sold 390,726 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $5.3 million. In connection with such sales, we paid compensation of approximately $0.1 million to the sales agents. We had not sold any common shares under the 2015 equity distribution agreements as of March 31, 2016. We have used and anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

Our capital structure includes non-recourse mortgage debt that we have assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions. See Note 8 (Derivatives and Hedging Activities) to the accompanying consolidated financial statements for a description of our current cash flow hedges.

As discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7 (Debt) to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. Amounts in the cash management account are classified as restricted cash.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $6,503,000 as of March 31, 2017, as compared to $4,168,000 on December 31, 2016.  The increase of $2,335,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $883,000 for the three months ended March 31, 2017;

•	Proceeds of $11,000,000 from the Facility;

•	Net proceeds of $5,334,000 from issuance of common shares;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $8,766,000;

•	Additions to real estate of $4,556,000;

•	Change in restricted cash of $100,000;

•	Repurchase of common shares of $591,000; and

•	Payments of notes payable of $869,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2017	December 31, 2016
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,920	$9,980
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	33,915	34,166
$6.5 million 3.80% Note, due January 1, 2019	5,975	6,019
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,620	19,708
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,236	16,298
$15.1 million 4.99% Note, due January 6, 2024	15,022	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	7,860	7,869
$2.6 million 5.46% Note, due October 1, 2023	2,502	2,512
$1.1 million 2.97% Note, due November 28, 2017	869	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	197,600	186,600
Total notes payable principal	556,819	545,512
Less deferred financing costs, net of accumulated amortization	(1,420)	(1,492)
	$555,399	$544,020

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%,

(5)	Promissory notes were assumed by Pillarstone in December 2016.

(6)
Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term. As part of our acquisition of Paradise Plaza in August 2012, we recorded a discount on the note of $1.3 million, which amortizes into interest expense over the life of the loan and results in an imputed interest rate of 4.13%.

(7)	Unsecured line of credit includes certain Pillarstone Properties.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of March 31, 2017, $397.6 million was drawn on the Facility, and our remaining borrowing capacity was $102.4 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of March 31, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of March 31, 2017, our $158.4 million in secured debt was collateralized by 19 properties with a carrying value of $189.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2017, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2017 were as follows (in thousands):

Year	Amount Due

2017	$10,562
2018	12,136
2019	205,649
2020	82,827
2021	51,918
Thereafter	193,727
Total	$556,819

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

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2016 and the three months ended March 31, 2017 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2017
First Quarter	$0.2850	$8,453	$0.2850	$313	$8,766
Total	$0.2850	$8,453	$0.2850	$313	$8,766

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

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

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the three months ended 2016, we recognized $45,000 in income tax expense related to Davenport TRS taxable year. Davenport TRS was dissolved in the fourth quarter of 2016.

Environmental Matters

Our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which our operations are conducted. From our inception, we have incurred no significant environmental costs, accrued liabilities or expenditures to mitigate or eliminate future environmental contamination.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

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

Fixed Interest Rate Debt

As of March 31, 2017, $359.2 million, or approximately 65% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2017 of approximately 3.84% per annum with scheduled maturities ranging from 2017 to 2024 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $13.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2017, $197.6 million, or approximately 35% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $2.0 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2017 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the addition of the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2016.

There can be no assurance that the acquisition of BLVD Place will be consummated or that the BLVD Financing will be obtained in accordance with the anticipated timing or at all.

Although we expect to obtain the BLVD Financing and close the acquisition of BLVD Place in May 2017, there can be no assurance that the BLVD Financing will obtained or that the acquisition of BLVD Place will be completed in accordance with the anticipated timing or at all or on the terms or in the manner currently anticipated. We currently expect to fund the purchase price of the acquisition of BLVD Place and related transaction expenses through a combination of net proceeds from the April Offering and the BLVD Financing. However, we have not yet entered into a binding commitment letter or definitive loan documents with respect to the BLVD Financing and there can be no assurance that we will obtain the BLVD Financing on the terms we anticipate or at all. The consummation of the BLVD Place acquisition is not contingent on obtaining the BLVD Financing and, in the event we do not obtain the BLVD Financing, we expect to fund the purchase price of the BLVD Place acquisition through a combination of net proceeds from the April Offering and borrowings under our Facility.

In addition, the acquisition of BLVD Place is subject to customary closing conditions which may not be satisfied or waived, in which case we will not be obligated to complete the acquisition of BLVD Place and, in certain circumstances, the sellers may retain our earnest money deposits on the acquisition of BLVD Place. Further, under certain circumstances specified in the purchase agreements governing the acquisition of BLVD Place, we may terminate such purchase agreements.

The price of our common shares may decline to the extent that the current market price of our common shares reflects a market assumption that the acquisition of BLVD Place will be consummated and that we will realize certain anticipated benefits of the acquisition of BLVD Place.

The acquisitions of Eldorado Plaza and BLVD Place may not achieve their intended benefits.

There can be no assurance that we will be able to successfully realize the expected benefits of the acquisitions of Eldorado Plaza and BLVD Place. Our ability to realize the anticipated benefits of the acquisitions of Eldorado Plaza and BLVD Place will depend, in part, on our ability to integrate Eldorado Plaza and BLVD Place with our existing business. Integrating Eldorado Plaza and BLVD Place and leveraging our existing property management platform to service these new properties and tenants will require significant time and focus from our management team and may divert attention from the day-to-day operations of the combined business, which could delay the achievement of our broader strategic objectives. In addition, the integration of these new properties into our existing business may result in material unanticipated problems, expenses and liabilities as a result of a number of factors, including:

•	market conditions in the submarkets in which Eldorado Plaza and BLVD Place are located may result in higher than expected vacancy rates and lower than expected rental rates;

•	Eldorado Plaza and BLVD Place may be subject to reassessment, which may result in higher than expected tax payments;

•	we may have underestimated the costs to make any necessary improvements to Eldorado Plaza and BLVD Place; and

•
we may encounter unanticipated problems, expenses and liabilities in connection with the development of the land parcels included in Eldorado Plaza and BLVD Place and, as a result, may be unable to realize the rental revenues expected to be received from the developable GLA on the timelines or at the rates we anticipate, if at all.

Many of these risks will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue, lower than projected unlevered internal rates of return and diversion of our management team’s time and energy, which could adversely affect our business, financial condition, results of operations and/or cash flows.

We will increase our concentration of properties in the Houston and Dallas metropolitan areas as a result of the acquisitions of Eldorado Plaza and BLVD Place, which could have an adverse effect on our operations if the Houston or Dallas market is adversely affected by economic or other conditions.

As a result of the acquisition of Eldorado Plaza and BLVD Place, we will increase our concentration of properties in the Houston and Dallas areas. A majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2016, on a pro forma basis giving effect to the acquisition of Eldorado Plaza and BLVD Place, approximately 29% of our wholly-owned GLA and 29% of our retail NOI would have been located in Houston, approximately 46% of our wholly-owned GLA and 42% of our retail NOI would have been located in Phoenix and approximately 11% of our wholly-owned GLA and 13% of our retail NOI would have been located in Dallas. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in Houston, including as a result of the recent or future significant decline in oil prices, Dallas or the Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if the Houston, Dallas or Phoenix metropolitan area experiences an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. In addition, a substantial component of the Houston and Dallas economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston and Dallas tenants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

During the three months ended March 31, 2017, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	$—	N/A	N/A
February 1, 2017 through February 28, 2017	—	—	N/A	N/A
March 1, 2017 through March 31, 2017	42,534	13.84	N/A	N/A
Total	42,534	$13.84

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

WHITESTONE REIT
Date:	May 5, 2017	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for three months ended March 31, 2017 and 2016 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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