Form 10-Q
period 2017-06-30
Whitestone REIT
filed 2017-08-04
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 38,523,055 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$1,140,299	$920,310
Accumulated depreciation	(118,442)	(107,258)
Total real estate assets	1,021,857	813,052
Cash and cash equivalents	9,267	4,168
Restricted cash	127	56
Marketable securities	550	517
Escrows and acquisition deposits	7,408	6,620
Accrued rents and accounts receivable, net of allowance for doubtful accounts	20,482	19,951
Unamortized lease commissions and loan costs	8,283	8,083
Prepaid expenses and other assets	3,431	2,762
Total assets	$1,071,405	$855,209

LIABILITIES AND EQUITY(2)
Liabilities:
Notes payable	$663,480	$544,020
Accounts payable and accrued expenses	30,206	28,692
Tenants' security deposits	6,600	6,125
Dividends and distributions payable	11,289	8,729
Total liabilities	711,575	587,566
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 38,526,489 and 29,468,563 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	38	29
Additional paid-in capital	507,227	396,494
Accumulated deficit	(159,413)	(141,695)
Accumulated other comprehensive gain	845	859
Total Whitestone REIT shareholders' equity	348,697	255,687
Noncontrolling interests:
Redeemable operating partnership units	11,219	11,941
Noncontrolling interest in Consolidated Partnership	(86)	15
Total noncontrolling interests	11,133	11,956
Total equity	359,830	267,643
Total liabilities and equity	$1,071,405	$855,209

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
(1) Assets of consolidated Variable Interest Entities included in the total assets above:
Real estate assets, at cost
Property	$93,776	$92,338
Accumulated depreciation	(34,998)	(32,533)
Total real estate assets	58,778	59,805
Cash and cash equivalents	2,088	1,236
Escrows and acquisition deposits	1,442	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	2,316	2,313
Unamortized lease commissions and loan costs	1,117	1,150
Prepaid expenses and other assets	195	82
Total assets	$65,936	$66,860

(2) Liabilities of consolidated Variable Interest Entities included in the total liabilities above:
Notes payable	$49,427	$50,001
Accounts payable and accrued expenses	2,550	3,481
Tenants' security deposits	1,074	996
Total liabilities	$53,051	$54,478

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Property revenues
Rental revenues	$23,010	$19,649	$44,306	$39,071
Other revenues	7,198	5,480	14,169	11,493
Total property revenues	30,208	25,129	58,475	50,564

Property expenses
Property operation and maintenance	5,375	4,683	10,869	9,477
Real estate taxes	4,487	3,304	8,407	6,658
Total property expenses	9,862	7,987	19,276	16,135

Other expenses (income)
General and administrative	5,848	5,413	12,017	10,249
Depreciation and amortization	6,681	5,521	12,689	10,913
Interest expense	5,629	4,748	10,782	9,552
Interest, dividend and other investment income	(101)	(78)	(239)	(175)
Total other expense	18,057	15,604	35,249	30,539

Income before gain (loss) on sale or disposal of properties or assets and income taxes	2,289	1,538	3,950	3,890

Provision for income taxes	(89)	(11)	(170)	(167)
Gain on sale of properties	16	—	16	2,890
Loss on sale or disposal of assets	(72)	(18)	(95)	(16)

Net income	2,144	1,509	3,701	6,597

Redeemable operating partnership units	60	25	114	116
Non-controlling interests in Consolidated Partnership	101	—	165	—
Less: Net income attributable to noncontrolling interests	161	25	279	116

Net income attributable to Whitestone REIT	$1,983	$1,484	$3,422	$6,481

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.10	$0.23
Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.10	$0.22

Weighted average number of common shares outstanding:
Basic	35,716	26,819	32,583	26,712
Diluted	36,544	27,513	33,493	27,501

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.5700	$0.5700

Consolidated Statements of Comprehensive Income (Loss)

Net income	$2,144	$1,509	$3,701	$6,597

Other comprehensive gain (loss)

Unrealized loss on cash flow hedging activities	(780)	(2,450)	(48)	(8,491)
Unrealized gain on available-for-sale marketable securities	33	36	33	31

Comprehensive income (loss)	1,397	(905)	3,686	(1,863)

Less: Net income attributable to noncontrolling interests	161	26	279	116
Less: Comprehensive loss attributable to noncontrolling interests	(22)	(42)	(1)	(149)

Comprehensive income (loss) attributable to Whitestone REIT	$1,258	$(889)	$3,408	$(1,830)

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

							Noncontrolling Interests
									General
					Accumulated		Redeemable		Partners'
			Additional		Other	Total	Operating		Interest in
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	Partnership		Consolidated	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Units	Dollars	Partnership	Equity

Balance, December 31, 2016	29,468	$29	$396,494	$(141,695)	$859	$255,687	1,103	$11,941	$15	$267,643

Exchange of noncontrolling interest OP units for common shares	19	—	206	—	—	206	(19)	(206)	—	—

Issuance of shares under dividend reinvestment plan	5	—	63	—	—	63	—	—	—	63

Issuance of common shares - ATM Program, net of offering costs	567	1	7,723	—	—	7,724	—	—	—	7,724

Issuance of common shares - Overnight, net of offering costs	8,019	8	99,887	—	—	99,895	—	—	—	99,895

Repurchase of common shares (1)	(154)	—	(1,987)	—	—	(1,987)	—	—	—	(1,987)

Share-based compensation	602	—	4,833	—	—	4,833	—	—	—	4,833

Distributions	—	—	—	(21,140)	—	(21,140)	—	(621)	(266)	(22,027)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	32	32	—	1	—	33

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(46)	(46)	—	(2)	—	(48)

Reallocation of ownership percentage between parent and subsidiary	—	—	8	—	—	8	—	(8)	—	—

Net income	—	—	—	3,422	—	3,422	—	114	165	3,701

Balance, June 30, 2017	38,526	$38	$507,227	$(159,413)	$845	$348,697	1,084	$11,219	$(86)	$359,830

(1)
During the six months ended June 30, 2017, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,701	$6,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,689	10,913
Amortization of deferred loan costs	624	784
Amortization of notes payable discount	298	145
Loss (gain) on sale or disposal of assets and properties	79	(2,874)
Bad debt expense	907	763
Share-based compensation	4,833	3,844
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(788)	844
Accrued rent and accounts receivable	(1,438)	(2,014)
Unamortized lease commissions	(1,431)	(1,133)
Prepaid expenses and other assets	511	459
Accounts payable and accrued expenses	(6,756)	(2,537)
Tenants' security deposits	475	324
Net cash provided by operating activities	13,704	16,115
Cash flows from investing activities:
Acquisitions of real estate	(124,557)	—
Additions to real estate	(8,279)	(11,055)
Proceeds from sales of properties	26	3,957
Net cash used in investing activities	(132,810)	(7,098)
Cash flows from financing activities:
Distributions paid to common shareholders	(18,546)	(15,497)
Distributions paid to OP unit holders	(623)	(277)
Distributions paid to noncontrolling interest in Consolidated Partnership	(266)	—
Proceeds from issuance of common shares, net of offering costs	107,619	10,600
Net proceeds from credit facility	40,600	3,000
Repayments of notes payable	(1,826)	(1,585)
Payments of loan origination costs	(695)	—
Change in restricted cash	(71)	4
Repurchase of common shares	(1,987)	(1,922)
Net cash provided by (used in) financing activities	124,205	(5,677)

Net increase in cash and cash equivalents	5,099	3,340
Cash and cash equivalents at beginning of period	4,168	2,587
Cash and cash equivalents at end of period	$9,267	$5,927

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,341	$9,169
Cash paid for taxes	$329	$284
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$232	$253
Financed insurance premiums	$1,115	$1,060
Value of shares issued under dividend reinvestment plan	$63	$53
Value of common shares exchanged for OP units	$206	$98
Change in fair value of available-for-sale securities	$33	$31
Change in fair value of cash flow hedge	$(48)	$(8,491)
Reallocation of ownership percentage between parent and subsidiary	$8	$—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended June 30, 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2017, and the results of operations for the three and six month periods ended June 30, 2017 and 2016, the consolidated statements of changes in equity for the six month period ended June 30, 2017 and cash flows for the six month periods ended June 30, 2017 and 2016.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2017 and December 31, 2016, Whitestone owned or held a majority interest in 72 and 69 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

These properties consist of:

Consolidated Operating Portfolio

•	49 wholly-owned properties that meet our Community Centered Properties™ strategy; and

•
through our 81.4% majority interest in our consolidated subsidiary, Pillarstone Capital REIT Operating Partnership LP, or Pillarstone OP, an interest in 14 consolidated properties that do not meet our Community Centered Properties™ strategy.

Redevelopment, New Acquisitions Portfolio

•	four retail properties that meet our Community Centered Properties™ strategy; and

•	five parcels of land held for future development.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2017 and December 31, 2016, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. We also consolidate a variable interest entity (“VIE”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. See Note 6 for additional disclosure on our VIE.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of June 30, 2017, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2017, approximately $84,000 and $64,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2017, approximately $156,000 and $93,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2016, approximately $105,000 and $16,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2016, approximately $132,000 and $32,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $2,390,000 and $1,819,000 in share-based compensation for the three months ended June 30, 2017 and 2016, respectively, and we recognized $4,841,000 and $3,844,000 in share-based compensation for the six months ended June 30, 2017 and 2016, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of June 30, 2017 and December 31, 2016. Available-for-sale securities consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Real estate sector common stock	$654	$—	$(104)	$550
Total available-for-sale securities	$654	$—	$(104)	$550

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	December 31, 2016
	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Real estate sector common stock	$654	$—	$(137)	$517
Total available-for-sale securities	$654	$—	$(137)	$517

During the three and six months ended June 30, 2017 and 2016, no available-for-sale securities were sold. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $104,000 and $187,000 for the six months ended June 30, 2017 and 2016, respectively, has been included in accumulated other comprehensive income (loss).

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2017	December 31, 2016

Tenant receivables	$14,710	$12,972
Accrued rents and other recoveries	13,813	14,237
Allowance for doubtful accounts	(8,041)	(7,258)
Total	$20,482	$19,951

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2017	December 31, 2016

Leasing commissions	$9,708	$8,720
Deferred legal cost	275	—
Deferred financing cost	4,071	4,071
Total cost	14,054	12,791
Less: leasing commissions accumulated amortization	(4,137)	(3,597)
Less: deferred legal cost accumulated amortization	(44)	—
Less: deferred financing cost accumulated amortization	(1,590)	(1,111)
Total cost, net of accumulated amortization	$8,283	$8,083

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As of June 30, 2017, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. We have determined that we are the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated financial statements.

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets as of June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Real estate assets, at cost
Property	$93,776	$92,338
Accumulated depreciation	(34,998)	(32,533)
Total real estate assets	58,778	59,805
Cash and cash equivalents	2,088	1,236
Escrows and acquisition deposits	1,442	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts(1)	2,316	2,313
Unamortized lease commissions and loan costs	1,117	1,150
Prepaid expenses and other assets(2)	195	82
Total assets	$65,936	$66,860

Liabilities
Notes payable(3)	$49,427	$50,001
Accounts payable and accrued expenses(4)	2,550	3,481
Tenants' security deposits	1,074	996
Total liabilities	$53,051	$54,478

(1)	Excludes approximately $1.1 million and $0.5 million in accounts receivable due from Whitestone that were eliminated in consolidation as of June 30, 2017 and December 31, 2016, respectively.

(2)	Excludes approximately $0.9 million in prepaid expenses due from Whitestone that were eliminated in consolidation as of December 31, 2016.

(3)	Excludes approximately $15.5 million and $15.5 million in notes payable due to Whitestone that were eliminated in consolidation as of June 30, 2017 and December 31, 2016, respectively.

(4)	Excludes approximately $0.8 million and $0.3 million in accounts payable due to Whitestone that were eliminated in consolidation as of June 30, 2017 and December 31, 2016, respectively.

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2017	December 31, 2016
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,860	$9,980
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	—
$37.0 million 3.76% Note, due December 1, 2020 (5)	33,662	34,166
$6.5 million 3.80% Note, due January 1, 2019	5,931	6,019
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,535	19,708
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,178	16,298
$15.1 million 4.99% Note, due January 6, 2024	14,971	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	7,852	7,869
$2.6 million 5.46% Note, due October 1, 2023	2,492	2,512
$1.1 million 2.97% Note, due November 28, 2017	543	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	227,200	186,600
Total notes payable principal	665,524	545,512
Less deferred financing costs, net of accumulated amortization	(2,044)	(1,492)
Total notes payable	$663,480	$544,020

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

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

(7)	Unsecured line of credit includes certain Pillarstone Properties described in more detail below.

On May 26, 2017, we, through our subsidiary, Whitestone Houston BLVD Place LLC, a Delaware limited liability company, issued a $80.0 million promissory note to American General Life Insurance Company (the “BLVD Note”). The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. Proceeds from the BLVD Note were used to fund a portion of the purchase price of the acquisition of BLVD Place (See Note 15 below).

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of June 30, 2017, $427.2 million was drawn on the Facility, and our remaining borrowing capacity was $72.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of June 30, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of June 30, 2017, our $237.8 million in secured debt was collateralized by 20 properties with a carrying value of $343.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2017, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2017 were as follows (in thousands):

Year	Amount Due

2017	$9,667
2018	12,136
2019	235,249
2020	82,827
2021	51,918
Thereafter	273,727
Total	$665,524

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
June 30, 2017	Accounts payable and accrued expenses	$(790)
December 31, 2016	Accounts payable and accrued expenses	$(662)

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
June 30, 2017
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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended June 30, 2017	$(780)	Interest expense	$(441)
Three months ended June 30, 2016	$(2,450)	Interest expense	$(614)

Six months ended June 30, 2017	$(48)	Interest expense	$(949)
Six months ended June 30, 2016	$(8,491)	Interest expense	$(1,208)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2017 and 2016.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2017 and 2016, 1,086,332 and 484,422 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2017 and 2016, 1,093,042 and 487,722 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

For the three months ended June 30, 2017 and 2016, distributions of $109,000 and $197,000, respectively, were made to holders of certain restricted common shares, $4,000 and $0, respectively, of which were charged against earnings, and for the six months ended June 30, 2017 and 2016, distributions of $204,000 and $352,000, respectively, were made to holders of certain restricted common shares, $8,000 and $0, respectively, of which were charged against earnings See Note 12 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$2,144	$1,509	$3,701	$6,597
Less: Net income attributable to noncontrolling interests	(161)	(25)	(279)	(116)
Distributions paid on unvested restricted shares	(105)	(197)	(196)	(352)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,878	$1,287	$3,226	$6,129

Denominator:
Weighted average number of common shares - basic	35,716	26,819	32,583	26,712
Effect of dilutive securities:
Unvested restricted shares	828	694	910	789
Weighted average number of common shares - dilutive	36,544	27,513	33,493	27,501

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.10	$0.23
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.05	$0.10	$0.22

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

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the six months ended June 30, 2016, we recognized $54,000 in income tax expense related to Davenport TRS taxable year. Davenport TRS was dissolved in the fourth quarter of 2016.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2017 and 2016, we recognized approximately $89,000 and $48,000 in margin tax provision, respectively, and for the six months ended June 30, 2017 and 2016, we recognized approximately $170,000 and $162,000 in margin tax provision, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On April 25, 2017, we completed the sale of 8,018,500 common shares, including 1,018,500 common shares purchased by the underwriters upon exercise of their option to purchase additional common shares, at a public offering price per share of $13.00 (the “April Offering”). Total net proceeds from the April Offering, after deducting offering expenses, were approximately $99.9 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the April Offering to repay a portion of the Facility and for general corporate purposes, including funding a portion of the purchase price of BLVD Place and Eldorado Plaza.

On June 4, 2015, we entered into six amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. During the three months ended June 30, 2017, we sold 176,576 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $2.4 million. In connection with such sales, we paid compensation of approximately $27,000 to the sales agents. During the six months ended June 30, 2017, we sold 567,302 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $7.7 million. In connection with such sales, we paid compensation of approximately $139,000 to the sales agents. We did not sell any common shares under the 2015 equity distribution agreements during the three and six months ended June 30, 2016.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2017, we owned a 97.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2017 and December 31, 2016, there were 39,489,314 and 30,450,377 OP units outstanding, respectively.  We owned 38,405,667 and 29,347,741 OP units as of June 30, 2017 and December 31, 2016, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.1% and 98.3% for the three months ended June 30, 2017 and 2016, respectively and approximately 96.8% and 98.2% for the six months ended June 30, 2017 and 2016. During the three months ended June 30, 2017 and 2016, 11,634 and 915 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2017 and 2016, 18,989 and 13,016 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2016 and the six months ended June 30, 2017 (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2017
Second Quarter	$0.2850	$10,093	$0.2850	$310	$10,403
First Quarter	0.2850	8,453	0.2850	313	8,766
Total	$0.5700	$18,546	$0.5700	$623	$19,169

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

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
June 30, 2017
(Unaudited)

The Compensation Committee approved the grant of an aggregate of 320,000 and 143,000 time-based restricted common share units on June 30, 2016 and 2015, respectively, to James C. Mastandrea and David K. Holeman.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	2,044,334	$14.48
Granted	85,650	12.90
Vested	(399,005)	14.62
Forfeited	(11,327)	14.18
Non-vested at June 30, 2017	1,719,652	$14.37
Available for grant at June 30, 2017	2,004,432

A summary of our non-vested and vested shares activity for the six months ended June 30, 2017 and years ended December 31, 2016, 2015 and 2014 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2017	85,650	$12.90	(399,005)	$5,832
Year Ended December 31, 2016	545,778	$14.85	(734,261)	$10,577
Year Ended December 31, 2015	327,122	$13.49	(348,786)	$4,969
Year Ended December 31, 2014	2,058,930	$14.40	(133,774)	$1,721

Total compensation recognized in earnings for share-based payments was $2,390,000 and $1,819,000 for the three months ended June 30, 2017 and 2016, respectively, and $4,841,000 and $3,844,000 for the six months ended June 30, 2017 and 2016, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 21 months. As of June 30, 2017, there was approximately $3.1 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 21 months and approximately $3.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately nine months beginning on July 1, 2017.

We expect to record approximately $9.1 million in non-cash share-based compensation expense in 2017 and $2.8 million subsequent to 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 14 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan will become effective on July 30, 2018, which is the day after the 2008 Plan expires.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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

15. REAL ESTATE

Property acquisitions. On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property™ strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations using borrowings under our Facility. BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property™ strategy, for $46.6 million in cash and net prorations using borrowings under our Facility. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

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

Unaudited pro forma financial information. The following unaudited pro forma consolidated operating data is presented for the three and six months ended June 30, 2017 and 2016, as if the acquisition of BLVD Place had occurred on January 1, 2016. Revenue and net income attributable to BLVD Place of $1.5 million and $0.9 million, respectively, have been included in our results of operations for the three and six months ended June 30, 2017. The related acquisition expenses of $0.4 million for the three and six months ended June 30, 2017 have been reflected as a pro forma expense as of January 1, 2016. The unaudited pro forma consolidated operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Total property revenues	$32,407	$28,672	$64,271	$57,648
Net income	$3,231	$2,262	$5,939	$8,486
Net income attributable to Whitestone REIT (1)	$3,038	$2,224	$5,588	$8,337

Basic Earnings Per Share:	$0.08	$0.06	$0.14	$0.23

Diluted Earnings Per Share:	$0.08	$0.06	$0.14	$0.22

Weighted-average common shares outstanding:
Basic (2)	37,831	34,838	37,634	34,731
Diluted (2)	38,659	35,532	38,544	35,520

(1)
Net income attributable to Whitestone REIT reflects historical ownership percentages and does not reflect the effects of the April Offering, assuming the sale of the common shares took place on January 1, 2016, as the related impact on ownership percentage is minimal.

(2)	Pro forma weighted averages reflect the April Offering, assuming the sale of the common shares took place on January 1, 2016.

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of June 30, 2017, we had incurred approximately $4.8 million in construction costs, including approximately $0.5 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property™ was 91% leased as of June 30, 2017 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of June 30, 2017, we had incurred approximately $7.8 million in construction costs, including approximately $0.9 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property™ was 63% leased as of June 30, 2017 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

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

•
our ability to successfully finance and complete acquisitions and related development projects and, if completed, the ability of such newly acquired and new development properties to perform as we expect;

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

As of June 30, 2017, we owned or had a majority interest in 72 commercial properties consisting of:

Consolidated Operating Portfolio

•
49 wholly-owned properties that meet our Community Centered Properties™ strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $895.3 million; and

•
as a result of the Contribution (as defined below), a majority interest in 14 consolidated properties that do not meet our Community Centered Properties™ strategy containing approximately 1.5 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $60.0 million; and

Redevelopment, New Acquisitions Portfolio

•
four retail properties that meet our Community Centered Properties™ strategy containing approximately 0.2 million square feet of GLA and having a total carrying value (net of accumulated depreciation) of $50.7 million; and

•	five parcels of land held for future development having a total carrying value of $15.9 million.

As of June 30, 2017, we had an aggregate of 1,625 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our annualized rental revenues for the six months ended June 30, 2017.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 180 new and renewal leases during the six months ended June 30, 2017, totaling 451,537 square feet and approximately $37.3 million in total lease value.  This compares to 223 new and renewal leases totaling 594,182 square feet and approximately $40.8 million in total lease value during the same period in 2016.

We employed 106 full-time employees as of June 30, 2017.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

April Offering

On April 25, 2017, we completed the sale of 8,018,500 common shares, including 1,018,500 common shares purchased by the underwriters upon exercise of their option to purchase additional common shares, at a public offering price per share of $13.00 (the “April Offering”). Total net proceeds from the April Offering, after deducting offering expenses, were approximately $99.9 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the April Offering to repay a portion of the Facility and for general corporate purposes, including funding a portion of the purchase price of BLVD Place and Eldorado Plaza.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $30.2 million and $25.1 million for the three months ended June 30, 2017 and 2016, respectively, and $58.5 million and $50.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2017, approximately 24% of our GLA was subject to leases that expire prior to December 31, 2018.  Over the last two years, we have renewed leases covering approximately 77% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

As of June 30, 2017, we owned approximately 81.4% of the total outstanding Pillarstone OP Units. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated balance sheets and related consolidated statement of operations and comprehensive income.

Property acquisitions. On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property™ strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations using borrowings under our Facility. BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property™ strategy, for $46.6 million in cash and net prorations using borrowings under our Facility. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

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

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of June 30, 2017, we had incurred approximately $4.8 million in construction costs, including approximately $0.5 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property was 91% leased as of June 30, 2017 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of June 30, 2017, we had incurred approximately $7.8 million in construction costs, including approximately $0.9 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property was 63% leased as of June 30, 2017 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

Leasing Activity

As of June 30, 2017, we owned or held a majority interest in 72 properties with 6,554,746 square feet of GLA and our occupancy rate for all properties was approximately 87% occupied as of both June 30, 2017 and June 30, 2016. The following is a summary of the Company's leasing activity for the six months ended June 30, 2017:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	111	276,152	3.1	$1.64	$15.01	$14.93	6.6%
New Leases	16	28,108	4.5	5.22	17.16	17.19	3.5%
Total	127	304,260	3.2	$1.97	$15.21	$15.14	6.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	4	17,467	3.7	$6.90	$19.65
New Leases	49	136,957	6.7	12.74	19.07
Total	53	154,424	6.3	$13.68	$19.14

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Contractual Expenditures

The following is a summary of the Company's capital expenditures for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Capital expenditures:
Tenant improvements and allowances	$1,323	$1,434	$2,877	$2,518
Developments / redevelopments	698	4,521	2,940	7,210
Leasing commissions and costs	1,084	575	1,538	1,011
Maintenance capital expenditures	1,702	736	2,462	1,327
Total capital expenditures	$4,807	$7,266	$9,817	$12,066

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the six months ended June 30, 2017.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table provides a summary comparison of our results of operations for the three months ended June 30, 2017 and 2016 (dollars in thousands, except per share and OP unit amounts):

	Three Months Ended June 30,
	2017	2016
Number of properties wholly-owned and operated	58	55
Aggregate GLA (sq. ft.)(1)	5,023,009	4,350,017
Ending occupancy rate - wholly-owned operating portfolio(1)	90%	90%
Ending occupancy rate - all wholly-owned properties	89%	89%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio	78%	81%

Total property revenues	$30,208	$25,129
Total property expenses	9,862	7,987
Total other expenses	18,057	15,604
Provision for income taxes	89	11
Gain on sale of properties	(16)	—
Loss on disposal of assets	72	18
Net income	2,144	1,509
Less: Net income attributable to noncontrolling interests	161	25
Net income attributable to Whitestone REIT	$1,983	$1,484

Funds from operations core (2)	$11,649	$9,218
Property net operating income (3)	20,346	17,142
Distributions paid on common shares and OP units	10,403	7,924
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	89%	86%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”) Core” below.

(3)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $30,208,000 for the three months ended June 30, 2017 as compared to $25,129,000 for the three months ended June 30, 2016, an increase of $5,079,000, or 20%. The three months ended June 30, 2017 included $3,694,000 in increased revenues from Non-Same Store operations and $150,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $1,235,000 for the three months ended June 30, 2017 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2017 to the three months ended June 30, 2016, Same Stores include properties owned during the entire period from April 1, 2016 to June 30, 2017. Same Store revenue increased $160,000 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as the result of an increase in the average leased square feet to 3,839,000 from 3,810,000. The Same Store average revenue per leased square foot increased $1.12 for the three months ended June 30, 2017 to $23.47 per leased square foot as compared to the average revenue per leased square foot of $22.35 for the three months ended June 30, 2016, resulting in an increase of Same Store revenues of $1,075,000.

Property expenses.  Our property expenses were approximately $9,862,000 for the three months ended June 30, 2017 as compared to $7,987,000 for the three months ended June 30, 2016, an increase of $1,875,000, or 23%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Overall Property Expenses	2017	2016	Change	% Change
Real estate taxes	$4,487	$3,304	$1,183	36%
Utilities	1,260	1,140	120	11%
Contract services	1,794	1,569	225	14%
Repairs and maintenance	967	773	194	25%
Bad debt	298	389	(91)	(23)%
Labor and other	1,056	812	244	30%
Total property expenses	$9,862	$7,987	$1,875	23%

	Three Months Ended June 30,
Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$3,371	$2,762	$609	22%
Utilities	860	830	30	4%
Contract services	1,283	1,333	(50)	(4)%
Repairs and maintenance	726	606	120	20%
Bad debt	236	369	(133)	(36)%
Labor and other	621	623	(2)	—%
Total property expenses	$7,097	$6,523	$574	9%

	Three Months Ended June 30,
Non-Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$489	$14	$475	Not meaningful
Utilities	90	12	78	Not meaningful
Contract services	217	6	211	Not meaningful
Repairs and maintenance	78	(3)	81	Not meaningful
Bad debt	46	(5)	51	Not meaningful
Labor and other	76	12	64	Not meaningful
Total property expenses	$996	$36	$960	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $1,183,000, or 36%, during the three months ended June 30, 2017 as compared to the same period in 2016. The real estate tax increase was comprised of increases of $609,000, $99,000 and $475,000 in our Same Store, Consolidated Partnership and Non-Same Store properties, respectively. The increase in Same Store real estate tax expense was primarily attributable to increased assessments with tax authorities in our Texas markets resulting in larger expenses for 2017 taxes. Many of the tax assessments on our properties are still under protest for 2016, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $120,000, or 11%, during the three months ended June 30, 2017 as compared to the same period in 2016. The utility expense increase was comprised of $78,000, $12,000 and $30,000 in our Non-Same Store, Consolidated Partnership and Same Store properties, respectively.

Contract services.  Contract services expenses increased approximately $225,000, or 14%, during the three months ended June 30, 2017 as compared to the same period in 2016. The contract services increase was comprised of $211,000 and $64,000 increases in our Non-Same Store and Consolidated Partnership properties, respectively, and offset by a $50,000 decrease in Same Store properties. The $50,000 decrease in Same Store property contract services expense was primarily comprised of decreased security costs.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $194,000, or 25%, during the three months ended June 30, 2017 as compared to the same period in 2016. The repairs and maintenance increase was comprised of increases of $120,000 in Same Store properties and $81,000 in our Non-Same Store properties, offset by a decrease of $7,000 in our Consolidated Partnership properties. The Same Store properties increase was primarily comprised of parking lot and plumbing repairs.

Bad debt.  Bad debt expenses decreased approximately $91,000, or 23%, during the three months ended June 30, 2017 as compared to the same period in 2016. The bad debt expense decrease was comprised of $133,000 in decreases from Same Store properties and $9,000 in decreases from our Consolidated Partnership properties and offset by an increase from our Non-Same Store properties of $51,000.

Labor and other.  Labor and other expenses increased approximately $244,000, or 30%, during the three months ended June 30, 2017 as compared to the same period in 2016. The increased labor and other expense was comprised of $182,000 and $64,000 increases in our Consolidated Partnership and Non-Same Store properties, respectively, and offset by a $2,000 decrease in our Same Store properties.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store, Consolidated Partnership and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended June 30,			Percent
	2017	2016	Change	Change
Same Store (49 properties, exclusive of land held for development)
Property revenues
Rental revenues	$16,820	$16,315	$505	3%
Other revenues	5,706	4,976	730	15%
Total property revenues	22,526	21,291	1,235	6%

Property expenses
Property operation and maintenance	3,726	3,761	(35)	(1)%
Real estate taxes	3,371	2,762	609	22%
Total property expenses	7,097	6,523	574	9%

Total Same Store net operating income	15,429	14,768	661	4%

Non-Same Store (4 Properties, exclusive of land held for development)
Property revenues
Rental revenues	3,004	111	2,893	Not meaningful
Other revenues	841	40	801	Not meaningful
Total property revenues	3,845	151	3,694	Not meaningful

Property expenses
Property operation and maintenance	507	22	485	Not meaningful
Real estate taxes	489	14	475	Not meaningful
Total property expenses	996	36	960	Not meaningful

Total Non-Same Store net operating income	2,849	115	2,734	Not meaningful

Consolidated Partnership properties (14 Properties)
Property revenues
Rental revenues	3,186	3,223	(37)	(1)%
Other revenues	651	464	187	40%
Total property revenues	3,837	3,687	150	4%

Property expenses
Property operation and maintenance	1,142	900	242	27%
Real estate taxes	627	528	99	19%
Total property expenses	1,769	1,428	341	24%

	Three Months Ended June 30,			Percent
	2017	2016	Change	Change
Total Consolidated Partnership properties net operating income	2,068	2,259	(191)	(8)%

Total property net operating income	20,346	17,142	3,204	19%

Less total other expenses, provision for income taxes, gain on sale of properties and loss on disposal of assets	18,202	15,633	2,569	16%

Net income	$2,144	$1,509	$635	42%

Other expenses.  Our other expenses were approximately $18,057,000 for the three months ended June 30, 2017, as compared to $15,604,000 for the three months ended June 30, 2016, an increase of $2,453,000, or 16%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended
	June 30,
	2017	2016	Change	% Change
General and administrative	$5,848	$5,413	$435	8%
Depreciation and amortization	6,681	5,521	1,160	21%
Interest expense	5,629	4,748	881	19%
Interest, dividend and other investment income	(101)	(78)	(23)	29%
Total other expenses	$18,057	$15,604	$2,453	16%

General and administrative. General and administrative expenses increased approximately $435,000, or 8%, for the three months ended June 30, 2017 as compared to the same period in 2016. The increase was comprised of $571,000 in increased share-based compensation expense, $203,000 in increased acquisition expenses and offset by $326,000 in decreased legal fees and $13,000 in decreased other expenses.

Total compensation recognized in earnings for share-based payments was $2,390,000 and $1,819,000 for the three months ended June 30, 2017 and 2016, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 21 months. As of June 30, 2017, there was approximately $3.1 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 21 months and approximately $3.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately nine months beginning on July 1, 2017.

We expect to record approximately $9.1 million in non-cash share-based compensation expense in 2017 and $2.8 million subsequent to 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 14 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $1,160,000, or 21%, for the three months ended June 30, 2017 as compared to the same period in 2016. Depreciation for improvements to Same Store properties increased $522,000 for the three months ended June 30, 2017 as compared to the same period in 2016. Depreciation for Non-Same Store properties increased $530,000 and depreciation for Consolidated Partnership properties increased $57,000. Lease commission amortization and depreciation of corporate assets increased $51,000 for the three months ended June 30, 2017 as compared to the same period in 2016.

Interest expense. Interest expense increased approximately $881,000, or 19%, for the three months ended June 30, 2017 as compared to the same period in 2016. The increase in interest expense is comprised of approximately $927,000 in increased interest expense resulting from a $105,528,000 increase in our average notes payable balance offset by a $45,000 decrease in interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 3.51% to 3.48% and a decrease in amortized loan fees included in interest expense of $1,000.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $23,000, or 29%, for the three months ended June 30, 2017 as compared to the same period in 2016. The increase in interest, dividend and other investment income for the three months ended June 30, 2017 as compared to the same period in 2016 is comprised of approximately $23,000 in increased interest income.

Results of Operations

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table provides a summary comparison of our results of operations for the six months ended June 30, 2017 and 2016 (dollars in thousands, except per share and OP unit amounts):

	Six Months Ended June 30,
	2017	2016
Number of properties wholly-owned and operated	58	55
Aggregate GLA (sq. ft.)(1)	5,023,009	4,350,017
Ending occupancy rate - wholly-owned operating portfolio(1)	90%	90%
Ending occupancy rate - all wholly-owned properties	89%	89%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio	78%	81%

Total property revenues	$58,475	$50,564
Total property expenses	19,276	16,135
Total other expenses	35,249	30,539
Provision for income taxes	170	167
Gain on sale of properties	(16)	(2,890)
Loss on disposal of assets	95	16
Net income	3,701	6,597
Less: Net income attributable to noncontrolling interests	279	116
Net income attributable to Whitestone REIT	$3,422	$6,481

Funds from operations core (2)	$21,828	$18,920
Property net operating income (3)	39,199	34,429
Distributions paid on common shares and OP units	19,169	15,774
Distributions per common share and OP unit	$0.5700	$0.5700
Distributions paid as a percentage of funds from operations core	88%	83%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”) Core” below.

(3)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $58,475,000 for the six months ended June 30, 2017 as compared to $50,564,000 for the six months ended June 30, 2016, an increase of $7,911,000, or 16%. The six months ended June 30, 2017 included $5,483,000 in increased revenues from Non-Same Store operations and $172,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $2,256,000 for the six months ended June 30, 2017 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2017 to the six months ended June 30, 2016, Same Stores include properties owned during the entire period from January 1, 2016 to June 30, 2017. Same Store revenue increased $367,000 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as the result of an increase in the average leased square feet to 3,854,000 from 3,822,000. The Same Store average revenue per leased square foot increased $0.98 for the six months ended June 30, 2017 to $23.33 per leased square foot as compared to the average revenue per leased square foot of $22.35 for the six months ended June 30, 2016, resulting in an increase of Same Store revenues of $1,889,000.

Property expenses.  Our property expenses were approximately $19,276,000 for the six months ended June 30, 2017 as compared to $16,135,000 for the six months ended June 30, 2016, an increase of $3,141,000, or 19%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Overall Property Expenses	2017	2016	Change	% Change
Real estate taxes	$8,407	$6,658	$1,749	26%
Utilities	2,496	2,236	260	12%
Contract services	3,430	2,994	436	15%
Repairs and maintenance	2,094	1,729	365	21%
Bad debt	907	763	144	19%
Labor and other	1,942	1,755	187	11%
Total property expenses	$19,276	$16,135	$3,141	19%

	Six Months Ended June 30,
Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$6,537	$5,571	$966	17%
Utilities	1,704	1,634	70	4%
Contract services	2,499	2,498	1	—%
Repairs and maintenance	1,595	1,348	247	18%
Bad debt	780	733	47	6%
Labor and other	1,335	1,334	1	—%
Total property expenses	$14,450	$13,118	$1,332	10%

	Six Months Ended June 30,
Non-Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$603	$44	$559	Not meaningful
Utilities	158	26	132	Not meaningful
Contract services	329	18	311	Not meaningful
Repairs and maintenance	130	—	130	Not meaningful
Bad debt	65	(22)	87	Not meaningful
Labor and other	131	57	74	Not meaningful
Total property expenses	$1,416	$123	$1,293	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $1,749,000, or 26%, during the six months ended June 30, 2017 as compared to the same period in 2016. The real estate tax increase was comprised of increases of $966,000, $224,000 and $559,000 in our Same Store, Consolidated Partnership and Non-Same Store properties, respectively. The increase in Same Store real estate tax expense was primarily attributable to increased assessments with tax authorities in our Texas markets resulting in larger expenses for 2017 taxes. Many of the tax assessments on our properties are still under protest for 2016, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $260,000, or 12%, during the six months ended June 30, 2017 as compared to the same period in 2016. The utility expense increase was comprised of $132,000, $58,000 and $70,000 in our Non-Same Store, Consolidated Partnership and Same Store properties, respectively. The majority of the Same Store increase was from increased electricity costs in our Houston market.

Contract services.  Contract services expenses increased approximately $436,000, or 15%, during the six months ended June 30, 2017 as compared to the same period in 2016. The contract services increase was comprised of $311,000, $124,000 and $1,000 in our Non-Same Store, Consolidated Partnership and Same Store properties, respectively.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $365,000, or 21%, during the six months ended June 30, 2017 as compared to the same period in 2016. The repairs and maintenance increase was comprised of increases of $247,000 in Same Store properties and $130,000 in our Non-Same Store properties, offset by a decrease of $12,000 in our Consolidated Partnership properties. The Same Store properties increase was primarily comprised of parking lot and exterior landscaping repairs.

Bad debt.  Bad debt expenses increased approximately $144,000, or 19%, during the six months ended June 30, 2017 as compared to the same period in 2016. The bad debt expense increase was comprised of $47,000, $87,000 and $10,000 in our Same Store, Non-Same Store and Consolidated Partnership properties, respectively.

Labor and other.  Labor and other expenses increased approximately $187,000, or 11%, during the six months ended June 30, 2017 as compared to the same period in 2016. The labor and other expense increase was comprised of $112,000, $74,000 and $1,000 in our Consolidated Partnership, Non-Same Store and Same Store properties, respectively.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store, Consolidated Partnership and total property net operating income and net income are detailed in the table below (in thousands):

	Six Months Ended June 30,			Percent
	2017	2016	Change	Change
Same Store (49 properties, exclusive of land held for development)
Property revenues
Rental revenues	$33,488	$32,398	$1,090	3%
Other revenues	11,472	10,306	1,166	11%
Total property revenues	44,960	42,704	2,256	5%

Property expenses
Property operation and maintenance	7,913	7,547	366	5%
Real estate taxes	6,537	5,571	966	17%
Total property expenses	14,450	13,118	1,332	10%

Total Same Store net operating income	30,510	29,586	924	3%

Non-Same Store (4 Properties, exclusive of land held for development)
Property revenues
Rental revenues	4,405	259	4,146	Not meaningful
Other revenues	1,442	105	1,337	Not meaningful
Total property revenues	5,847	364	5,483	Not meaningful

Property expenses
Property operation and maintenance	813	79	734	Not meaningful
Real estate taxes	603	44	559	Not meaningful
Total property expenses	1,416	123	1,293	Not meaningful

Total Non-Same Store net operating income	4,431	241	4,190	Not meaningful

Consolidated Partnership properties (14 Properties)
Property revenues
Rental revenues	6,413	6,414	(1)	—%
Other revenues	1,255	1,082	173	16%
Total property revenues	7,668	7,496	172	2%

Property expenses
Property operation and maintenance	2,143	1,851	292	16%
Real estate taxes	1,267	1,043	224	21%
Total property expenses	3,410	2,894	516	18%

	Six Months Ended June 30,			Percent
	2017	2016	Change	Change
Total Consolidated Partnership properties net operating income	4,258	4,602	(344)	(7)%

Total property net operating income	39,199	34,429	4,770	14%

Less total other expenses, provision for income taxes, gain on sale of properties and loss on disposal of assets	35,498	27,832	7,666	28%

Net income	$3,701	$6,597	$(2,896)	(44)%

Other expenses.  Our other expenses were approximately $35,249,000 for the six months ended June 30, 2017, as compared to $30,539,000 for the six months ended June 30, 2016, an increase of $4,710,000, or 15%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended
	June 30,
	2017	2016	Change	% Change
General and administrative	$12,017	$10,249	$1,768	17%
Depreciation and amortization	12,689	10,913	1,776	16%
Interest expense	10,782	9,552	1,230	13%
Interest, dividend and other investment income	(239)	(175)	(64)	37%
Total other expenses	$35,249	$30,539	$4,710	15%

General and administrative. General and administrative expenses increased approximately $1,768,000, or 17%, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase was comprised of $997,000 in increased share-based compensation expense and $269,000 in increased salaries and benefits, $212,000 in increased acquisition costs, $161,000 in increased other professional fees and $129,000 in increased other expenses.

Total compensation recognized in earnings for share-based payments was $4,841,000 and $3,844,000 for the six months ended June 30, 2017 and 2016, respectively.

Based on our current financial projections, we expect approximately 82% of the unvested awards to vest over the next 21 months. As of June 30, 2017, there was approximately $3.1 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 21 months and approximately $3.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately nine months beginning on July 1, 2017.

We expect to record approximately $9.1 million in non-cash share-based compensation expense in 2017 and $2.8 million subsequent to 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 14 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met.

Depreciation and amortization. Depreciation and amortization increased $1,776,000, or 16%, for the six months ended June 30, 2017 as compared to the same period in 2016. Depreciation for improvements to Same Store properties increased $782,000 for the six months ended June 30, 2017 as compared to the same period in 2016. Depreciation for Non-Same Store properties increased $800,000 and depreciation for Consolidated Partnership properties increased $130,000. Lease commission amortization and depreciation of corporate assets increased $64,000 for the six months ended June 30, 2017 as compared to the same period in 2016.

Interest expense. Interest expense increased approximately $1,230,000, or 13%, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in interest expense is comprised of approximately $1,518,000 in increased interest expense resulting from a $85,607,000 increase in our average notes payable balance offset by a $282,000 decrease in interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 3.55% to 3.45% and a decrease in amortized loan fees included in interest expense of $6,000.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $64,000, or 37%, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in interest, dividend and other investment income for the six months ended June 30, 2017 as compared to the same period in 2016 is comprised of approximately $65,000 in increased interest income and was offset by a $1,000 decrease in dividend income.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
FFO and FFO CORE	2017	2016	2017	2016
Net income attributable to Whitestone REIT	$1,983	$1,484	$3,422	$6,481
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	6,445	5,479	12,240	10,790
(Gain) loss on sale or disposal of assets and properties	55	18	77	(2,874)
Net income attributable to noncontrolling interests	60	25	114	116
FFO	8,543	7,006	15,853	14,513

Adjustments to reconcile to FFO Core:
Share-based compensation expense	2,390	1,819	4,841	3,844
Acquisition costs	716	393	1,134	563
FFO Core	$11,649	$9,218	$21,828	$18,920

(1)	Includes pro-rata share attributable to Pillarstone.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2017	2016	2017	2016
Net income attributable to Whitestone REIT	$1,983	$1,484	$3,422	$6,481
General and administrative expenses	5,848	5,413	12,017	10,249
Depreciation and amortization	6,681	5,521	12,689	10,913
Interest expense	5,629	4,748	10,782	9,552
Interest, dividend and other investment income	(101)	(78)	(239)	(175)
Provision for income taxes	89	11	170	167
Gain on sale of properties	(16)	—	(16)	(2,890)
Loss on disposal of assets	72	18	95	16
Net income attributable to noncontrolling interests	161	25	279	116
NOI	$20,346	$17,142	$39,199	$34,429

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

     During the six months ended June 30, 2017, our cash provided from operating activities was $13,704,000 and our total distributions were $19,435,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $5,731,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property™ strategy through equity issuances and debt financing. For example, on April 25, 2017, we completed the April Offering. On May 3, 2017, we acquired Eldorado Plaza. We funded the purchase price of Eldorado Plaza and related transaction expenses with borrowings under our Facility and a portion of the net proceeds from the April Offering. On May 26, 2017, we acquired BLVD Place. We funded the purchase price of BLVD Place and related transaction expenses through a combination of borrowings under our Facility and the BLVD Note (as defined below) and a portion of the net proceeds from the April Offering. Included in the purchase of Eldorado Plaza was approximately 1.86 acres of developable land that will give us the ability to build an estimated 24,000 square feet of additional leasable space for an estimated cost to acquire and develop the land parcel of approximately $4.0 million, based on current plans. Further, included in the purchase of BLVD Place was approximately 1.43 acres of developable land. We currently intend to develop a six-story, 137,000 square foot mixed-use building, which we refer to as the BLVD Phase II-B development, on the developable land at BLVD Place, for an estimated cost to acquire and develop the land parcel of $55 million, including the $10.5 million of the aggregate purchase price of BLVD Place allocated to the acquisition of the land parcel, based on current plans.

As discussed in Note 11 (Equity) to the accompanying consolidated financial statements, on June 4, 2015, we entered into the 2015 equity distribution agreements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. During the three months ended June 30, 2017, we sold 176,576 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $2.4 million. In connection with such sales, we paid compensation of approximately $27,000 to the sales agents. During the six months ended June 30, 2017, we sold 567,302 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $7.7 million. In connection with such sales, we paid compensation of approximately $139,000 to the sales agents. We have used and anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

As discussed in Note 7 (Debt) to the accompanying consolidated financial statements, on May 26, 2017, we, through our subsidiary, Whitestone Houston BLVD Place LLC, a Delaware limited liability company, issued a $80.0 million promissory note to American General Life Insurance Company (the “BLVD Note”). The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. The BLVD Notes requires interest only payments with all principal repayable upon maturity. The BLVD Note is a non-recourse loan secured by the real property located at BLVD Place, including the related equipment, fixtures, personal property and other assets, with a limited carve-out guarantee by the Operating Partnership. Proceeds from the BLVD Note were used to fund a portion of the BLVD Place acquisition.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $9,267,000 as of June 30, 2017, as compared to $4,168,000 on December 31, 2016.  The increase of $5,099,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $13,704,000 for the six months ended June 30, 2017;

•	Net proceeds of $40,600,000 from the Facility;

•	Net proceeds of $107,619,000 from issuance of common shares;

•	Proceeds of $26,000 from sale of property;

Uses of Cash

•	Payment of distributions to common shareholders, OP unit holders and noncontrolling interests in Consolidated Partnership of $19,435,000;

•	Acquisitions of real estate of $124,557,000;

•	Additions to real estate of $8,279,000;

•	Change in restricted cash of $71,000;

•	Payments of loan origination costs of $695,000;

•	Repurchase of common shares of $1,987,000; and

•	Payments of notes payable of $1,826,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2017	December 31, 2016
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,860	$9,980
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	—
$37.0 million 3.76% Note, due December 1, 2020 (5)	33,662	34,166
$6.5 million 3.80% Note, due January 1, 2019	5,931	6,019
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,535	19,708
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,178	16,298
$15.1 million 4.99% Note, due January 6, 2024	14,971	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	7,852	7,869
$2.6 million 5.46% Note, due October 1, 2023	2,492	2,512
$1.1 million 2.97% Note, due November 28, 2017	543	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	227,200	186,600
Total notes payable principal	665,524	545,512
Less deferred financing costs, net of accumulated amortization	(2,044)	(1,492)
	$663,480	$544,020

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

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

(7)	Unsecured line of credit includes certain Pillarstone Properties described in more detail below.

On May 26, 2017, we, through our subsidiary, Whitestone Houston BLVD Place LLC, a Delaware limited liability company, issued a $80.0 million promissory note to American General Life Insurance Company (the “BLVD Note”). The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. Proceeds from the BLVD Note were used to fund a portion of the purchase price of the acquisition of BLVD Place.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of June 30, 2017, $427.2 million was drawn on the Facility, and our remaining borrowing capacity was $72.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of June 30, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of June 30, 2017, our $237.8 million in secured debt was collateralized by 20 properties with a carrying value of $343.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2017, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2017 were as follows (in thousands):

Year	Amount Due

2017	$9,667
2018	12,136
2019	235,249
2020	82,827
2021	51,918
Thereafter	273,727
Total	$665,524

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

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2016 and the six months ended June 30, 2017 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2017
Second Quarter	$0.2850	$10,093	$0.2850	$310	$10,403
First Quarter	0.2850	8,453	0.2850	313	8,766
Total	$0.5700	$18,546	$0.5700	$623	$19,169

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

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

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the six months ended 2016, we recognized $54,000 in income tax expense related to Davenport TRS taxable year. Davenport TRS was dissolved in the fourth quarter of 2016.

Environmental Matters

Our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which our operations are conducted. From our inception, we have incurred no significant environmental costs, accrued liabilities or expenditures to mitigate or eliminate future environmental contamination.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

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

Fixed Interest Rate Debt

As of June 30, 2017, $438.3 million, or approximately 66% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2017 of approximately 3.82% per annum with scheduled maturities ranging from 2017 to 2027 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $18.5 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2017, $227.2 million, or approximately 34% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $2.3 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2017 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

During the three months ended June 30, 2017, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	22,814	$13.84	N/A	N/A
May 1, 2017 through May 31, 2017	—	—	N/A	N/A
June 1, 2017 through June 30, 2017	88,304	12.25	N/A	N/A
Total	111,118	$12.58

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

WHITESTONE REIT
Date:	August 4, 2017	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Declaration of Trust (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.2	Amended and Restated Bylaws (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2008)

10.1*	Agreement of Purchase and Sale, dated as of March 21, 2017, between Whitestone REIT Operating Partnership, L.P. and Phase II Boulevard Place, LP

10.2*	First Amendment to Agreement of Purchase and Sale, dated as of April 17, 2017, between Whitestone REIT Operating Partnership, L.P. and Phase II Boulevard Place, LP

10.3*	Second Amendment to Agreement of Purchase and Sale, dated as of May 19, 2017, between Whitestone REIT Operating Partnership, L.P. and Phase II Boulevard Place, LP

10.4	2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 12, 2017)

12.1*	Statement of Calculation of Consolidated Ratio of Earnings to Fixed Charges.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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