Form 10-Q
period 2017-09-30
Whitestone REIT
filed 2017-11-03
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 38,486,707 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$1,144,558	$920,310
Accumulated depreciation	(124,268)	(107,258)
Total real estate assets	1,020,290	813,052
Cash and cash equivalents	6,338	4,168
Restricted cash	105	56
Marketable securities	242	517
Escrows and acquisition deposits	9,116	6,620
Accrued rents and accounts receivable, net of allowance for doubtful accounts	22,212	19,951
Unamortized lease commissions and loan costs	8,397	8,083
Prepaid expenses and other assets	3,448	2,762
Total assets	$1,070,148	$855,209

LIABILITIES AND EQUITY(2)
Liabilities:
Notes payable	$662,675	$544,020
Accounts payable and accrued expenses	35,041	28,692
Tenants' security deposits	6,746	6,125
Dividends and distributions payable	11,401	8,729
Total liabilities	715,863	587,566
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 38,524,480 and 29,468,563 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	38	29
Additional paid-in capital	509,774	396,494
Accumulated deficit	(167,397)	(141,695)
Accumulated other comprehensive gain	1,004	859
Total Whitestone REIT shareholders' equity	343,419	255,687
Noncontrolling interests:
Redeemable operating partnership units	11,002	11,941
Noncontrolling interest in Consolidated Partnership	(136)	15
Total noncontrolling interests	10,866	11,956
Total equity	354,285	267,643
Total liabilities and equity	$1,070,148	$855,209

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
(1) Assets of consolidated Variable Interest Entities included in the total assets above:
Real estate assets, at cost
Property	$93,505	$92,338
Accumulated depreciation	(35,089)	(32,533)
Total real estate assets	58,416	59,805
Cash and cash equivalents	2,246	1,236
Escrows and acquisition deposits	2,087	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	2,556	2,313
Unamortized lease commissions and loan costs	1,180	1,150
Prepaid expenses and other assets	130	82
Total assets	$66,615	$66,860

(2) Liabilities of consolidated Variable Interest Entities included in the total liabilities above:
Notes payable	$49,137	$50,001
Accounts payable and accrued expenses	3,480	3,481
Tenants' security deposits	1,129	996
Distributions payable	112	—
Total liabilities	$53,858	$54,478

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Property revenues
Rental revenues	$24,891	$19,844	$69,197	$58,915
Other revenues	8,762	5,664	22,931	17,157
Total property revenues	33,653	25,508	92,128	76,072

Property expenses
Property operation and maintenance	6,104	4,904	16,973	14,381
Real estate taxes	5,181	3,414	13,588	10,072
Total property expenses	11,285	8,318	30,561	24,453

Other expenses (income)
General and administrative	5,581	6,218	17,598	16,467
Depreciation and amortization	7,247	5,449	19,936	16,362
Interest expense	6,376	4,669	17,158	14,221
Interest, dividend and other investment income	(142)	(164)	(381)	(339)
Total other expense	19,062	16,172	54,311	46,711

Income before gain (loss) on sale or disposal of properties or assets and income taxes	3,306	1,018	7,256	4,908

Provision for income taxes	(126)	(80)	(296)	(247)
Gain on sale of properties	—	—	16	2,890
Gain (loss) on sale or disposal of assets	(40)	26	(135)	10

Net income	3,140	964	6,841	7,561

Redeemable operating partnership units	84	15	201	131
Non-controlling interests in Consolidated Partnership	63	—	228	—
Less: Net income attributable to noncontrolling interests	147	15	429	131

Net income attributable to Whitestone REIT	$2,993	$949	$6,412	$7,430

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.03	$0.18	$0.25
Diluted Earnings Per Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.03	$0.17	$0.25

Weighted average number of common shares outstanding:
Basic	37,992	28,195	34,406	27,210
Diluted	38,589	29,024	35,211	28,013

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.8550	$0.8550

Consolidated Statements of Comprehensive Income

Net income	$3,140	$964	$6,841	$7,561

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	172	1,529	124	(6,962)
Unrealized gain (loss) on available-for-sale marketable securities	(7)	(11)	26	20

Comprehensive income	3,305	2,482	6,991	619

Less: Net income attributable to noncontrolling interests	147	15	429	131
Less: Comprehensive gain (loss) attributable to noncontrolling interests	5	26	5	(120)

Comprehensive income attributable to Whitestone REIT	$3,153	$2,441	$6,557	$608

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

							Noncontrolling Interests
									General
					Accumulated		Redeemable		Partners'
			Additional		Other	Total	Operating		Interest in
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	Partnership		Consolidated	Total
	Shares	Amount	Capital	Deficit	Gain	Equity	Units	Dollars	Partnership	Equity

Balance, December 31, 2016	29,468	$29	$396,494	$(141,695)	$859	$255,687	1,103	$11,941	$15	$267,643

Exchange of noncontrolling interest OP units for common shares	19	—	206	—	—	206	(19)	(206)	—	—

Issuance of shares under dividend reinvestment plan	7	—	95	—	—	95	—	—	—	95

Issuance of common shares - ATM Program, net of offering costs	567	1	7,723	—	—	7,724	—	—	—	7,724

Issuance of common shares - Overnight, net of offering costs	8,019	8	99,887	—	—	99,895	—	—	—	99,895

Repurchase of common shares (1)	(154)	—	(1,987)	—	—	(1,987)	—	—	—	(1,987)

Share-based compensation	598	—	7,347	—	—	7,347	—	—	—	7,347

Distributions	—	—	—	(32,114)	—	(32,114)	—	(930)	(379)	(33,423)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	25	25	—	1	—	26

Unrealized gain on change in value of cash flow hedge	—	—	—	—	120	120	—	4	—	124

Reallocation of ownership percentage between parent and subsidiary	—	—	9	—	—	9	—	(9)	—	—

Net income	—	—	—	6,412	—	6,412	—	201	228	6,841

Balance, September 30, 2017	38,524	$38	$509,774	$(167,397)	$1,004	$343,419	1,084	$11,002	$(136)	$354,285

(1)
During the nine months ended September 30, 2017, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,841	$7,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,936	16,362
Amortization of deferred loan costs	953	1,202
Amortization of notes payable discount	447	241
Gain on sale of marketable securities	(5)	—
Loss (gain) on sale or disposal of assets and properties	119	(2,900)
Bad debt expense	1,442	1,298
Share-based compensation	7,347	6,874
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(2,496)	485
Accrued rent and accounts receivable	(3,703)	(2,802)
Unamortized lease commissions	(2,196)	(2,126)
Prepaid expenses and other assets	411	725
Accounts payable and accrued expenses	(1,718)	261
Tenants' security deposits	621	812
Net cash provided by operating activities	27,999	27,993
Cash flows from investing activities:
Acquisitions of real estate	(124,557)	(60,616)
Additions to real estate	(13,499)	(15,362)
Proceeds from sales of properties	26	3,957
Proceeds from sales of marketable securities	306	—
Net cash used in investing activities	(137,724)	(72,021)
Cash flows from financing activities:
Distributions paid to common shareholders	(29,494)	(23,606)
Distributions paid to OP unit holders	(932)	(415)
Distributions paid to noncontrolling interest in Consolidated Partnership	(379)	—
Proceeds from issuance of common shares, net of offering costs	107,619	26,686
Net proceeds from credit facility	40,600	64,000
Repayments of notes payable	(2,788)	(13,552)
Payments of loan origination costs	(695)	—
Change in restricted cash	(49)	18
Repurchase of common shares	(1,987)	(2,904)
Net cash provided by financing activities	111,895	50,227

Net increase in cash and cash equivalents	2,170	6,199
Cash and cash equivalents at beginning of period	4,168	2,587
Cash and cash equivalents at end of period	$6,338	$8,786

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,311	$13,700
Cash paid for taxes	$329	$284
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$995	$544
Financed insurance premiums	$1,115	$1,060
Value of shares issued under dividend reinvestment plan	$95	$83
Value of common shares exchanged for OP units	$206	$125
Change in fair value of available-for-sale securities	$26	$20
Change in fair value of cash flow hedge	$124	$(6,962)
Acquisition of real estate in exchange for OP units	$—	$8,738
Reallocation of ownership percentage between parent and subsidiary	$9	$—

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended September 30, 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2017, and the results of operations for the three and nine month periods ended September 30, 2017 and 2016, the consolidated statements of changes in equity for the nine month period ended September 30, 2017 and cash flows for the nine month periods ended September 30, 2017 and 2016.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2017 and December 31, 2016, Whitestone owned or held a majority interest in 72 and 69 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

These properties consist of:

Consolidated Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

•
through our 81.4% majority interest in our consolidated subsidiary, Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) an interest in 14 consolidated properties that do not meet our Community Centered Properties® strategy.

Redevelopment, New Acquisitions Portfolio

•	two retail properties that meet our Community Centered Properties® strategy; and

•	five parcels of land held for future development.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of September 30, 2017 and December 31, 2016, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. We also consolidate a variable interest entity (“VIE”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. See Note 6 for additional disclosure on our VIE.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of September 30, 2017, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2017, approximately $146,000 and $96,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2017, approximately $302,000 and $189,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2016, approximately $103,000 and $16,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2016, approximately $235,000 and $48,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $2,704,000 and $3,042,000 in share-based compensation for the three months ended September 30, 2017 and 2016, respectively, and we recognized $7,545,000 and $6,886,000 in share-based compensation for the nine months ended September 30, 2017 and 2016, respectively.

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
September 30, 2017
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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of September 30, 2017 and December 31, 2016. Available-for-sale securities consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$353	$—	$(111)	$242
Total available-for-sale securities	$353	$—	$(111)	$242

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	December 31, 2016
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$654	$—	$(137)	$517
Total available-for-sale securities	$654	$—	$(137)	$517

During the three months ended September 30, 2017, available-for-sale securities were sold for total proceeds of $306,000. The gross realized gain on these sales during the three months ended September 30, 2017 was $5,000. During the three and nine months ended September 30, 2016, no available-for-sale securities were sold. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $111,000 and $198,000 for the nine months ended September 30, 2017 and 2016, respectively, has been included in accumulated other comprehensive income.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2017	December 31, 2016

Tenant receivables	$14,420	$12,972
Accrued rents and other recoveries	15,996	14,237
Allowance for doubtful accounts	(8,204)	(7,258)
Total	$22,212	$19,951

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Leasing commissions	$10,263	$8,720
Deferred legal cost	326	—
Deferred financing cost	4,071	4,071
Total cost	14,660	12,791
Less: leasing commissions accumulated amortization	(4,394)	(3,597)
Less: deferred legal cost accumulated amortization	(45)	—
Less: deferred financing cost accumulated amortization	(1,824)	(1,111)
Total cost, net of accumulated amortization	$8,397	$8,083

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

6. VARIABLE INTEREST ENTITIES

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone,” “Pillarstone OP” or the “Consolidated Partnership”) and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately 18.1 million Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2014 Facility (as defined in Note 7); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

In connection with the Contribution, on December 8, 2016, the Operating Partnership entered into a Tax Protection Agreement with Pillarstone REIT and Pillarstone pursuant to which Pillarstone agreed to indemnify the Operating Partnership for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Pillarstone Properties or if Pillarstone fails to maintain and allocate to the Operating Partnership for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and the Company incurs taxes that must be paid to maintain its REIT status for federal income tax purposes.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

As of September 30, 2017, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. We have determined that we are the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated financial statements.

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Real estate assets, at cost
Property	$93,505	$92,338
Accumulated depreciation	(35,089)	(32,533)
Total real estate assets	58,416	59,805
Cash and cash equivalents	2,246	1,236
Escrows and acquisition deposits	2,087	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts(1)	2,556	2,313
Unamortized lease commissions and loan costs	1,180	1,150
Prepaid expenses and other assets(2)	130	82
Total assets	$66,615	$66,860

Liabilities
Notes payable(3)	$49,137	$50,001
Accounts payable and accrued expenses(4)	3,480	3,481
Tenants' security deposits	1,129	996
Distributions payable (5)	112	—
Total liabilities	$53,858	$54,478

(1)	Excludes approximately $2.1 million and $0.5 million in accounts receivable due from Whitestone that were eliminated in consolidation as of September 30, 2017 and December 31, 2016, respectively.

(2)	Excludes approximately $0.9 million in prepaid expenses due from Whitestone that were eliminated in consolidation as of December 31, 2016.

(3)	Excludes approximately $15.5 million and $15.5 million in notes payable due to Whitestone that were eliminated in consolidation as of September 30, 2017 and December 31, 2016, respectively.

(4)	Excludes approximately $1.3 million and $0.3 million in accounts payable due to Whitestone that were eliminated in consolidation as of September 30, 2017 and December 31, 2016, respectively.

(5)	Excludes approximately $0.5 million in distributions payable to Whitestone that were eliminated in consolidation as of September 30, 2017.

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2017	December 31, 2016
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,800	$9,980
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	—
$37.0 million 3.76% Note, due December 1, 2020 (5)	33,406	34,166
$6.5 million 3.80% Note, due January 1, 2019	5,887	6,019
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,449	19,708
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,119	16,298
$15.1 million 4.99% Note, due January 6, 2024	14,919	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	7,844	7,869
$2.6 million 5.46% Note, due October 1, 2023	2,483	2,512
$1.1 million 2.97% Note, due November 28, 2017	217	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	227,200	186,600
Total notes payable principal	664,624	545,512
Less deferred financing costs, net of accumulated amortization	(1,949)	(1,492)
Total notes payable	$662,675	$544,020

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

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

(7)
Unsecured line of credit includes certain Pillarstone Properties (as defined and described in more detail below) in determining the amount of credit available under the Facility (as defined and described in more detail below).

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
September 30, 2017
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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of September 30, 2017, $427.2 million was drawn on the Facility, and our remaining borrowing capacity was $72.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of September 30, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of September 30, 2017, our $237.2 million in secured debt was collateralized by 20 properties with a carrying value of $342.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of September 30, 2017, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2017 were as follows (in thousands):

Year	Amount Due

2017	$8,767
2018	12,136
2019	235,249
2020	82,827
2021	51,918
Thereafter	273,727
Total	$664,624

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
September 30, 2017	Accounts payable and accrued expenses	$(1,050)
December 31, 2016	Accounts payable and accrued expenses	$(662)

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 3 under the Facility at 1.725%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 7 for additional information regarding the Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 1 under the Facility at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 7 for additional information regarding the Facility. The swap began on February 3, 2017 and will mature on October 30, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 7 for additional information regarding the Facility. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings.

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended September 30, 2017	$172	Interest expense	$(317)
Three months ended September 30, 2016	$1,529	Interest expense	$(602)

Nine months ended September 30, 2017	$124	Interest expense	$(1,266)
Nine months ended September 30, 2016	$(6,962)	Interest expense	$(1,810)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and nine months ended September 30, 2017 and 2016.

9.  EARNINGS PER SHARE

Basic earnings per share for our common shareholders is calculated by dividing income from continuing operations excluding the net income attributable to unvested restricted common shares and the net income attributable to noncontrolling interests, by our weighted average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net income attributable to unvested restricted common shares and the net income attributable to noncontrolling interests, by the weighted average number of common shares including any dilutive unvested restricted common shares.

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2017 and 2016, 1,083,647 and 487,090 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2017 and 2016, 1,089,876 and 487,510 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

For the three months ended September 30, 2017 and 2016, distributions of $152,000 and $158,000, respectively, were made to holders of certain restricted common shares, $4,000 and $12,000, respectively, of which were charged against earnings, and for the nine months ended September 30, 2017 and 2016, distributions of $356,000 and $510,000, respectively, were made to holders of certain restricted common shares, $12,000 and $12,000, respectively, of which were charged against earnings See Note 12 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$3,140	$964	$6,841	$7,561
Less: Net income attributable to noncontrolling interests	(147)	(15)	(429)	(131)
Distributions paid on unvested restricted shares	(148)	(146)	(344)	(498)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2,845	$803	$6,068	$6,932

Denominator:
Weighted average number of common shares - basic	37,992	28,195	34,406	27,210
Effect of dilutive securities:
Unvested restricted shares	597	829	805	803
Weighted average number of common shares - dilutive	38,589	29,024	35,211	28,013

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.03	$0.18	$0.25
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.03	$0.17	$0.25

10. INCOME TAXES

With the exception of our taxable REIT subsidiaries, federal income taxes are generally not provided because we intend to and believe we qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders.  As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Income earned by our taxable REIT subsidiary, Whitestone Davenport TRS LLC (“Davenport TRS”), is subject to federal income tax. For the nine months ended September 30, 2016, we recognized $45,000 in income tax expense related to Davenport TRS taxable year. Davenport TRS was dissolved in the fourth quarter of 2016.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2017 and 2016, we recognized approximately $122,000 and $75,000 in margin tax provision, respectively, and for the nine months ended September 30, 2017 and 2016, we recognized approximately $292,000 and $237,000 in margin tax provision, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

On June 4, 2015, we entered into six amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We did not sell any common shares under the 2015 equity distribution agreements during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we sold 567,302 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $7.7 million. In connection with such sales, we paid compensation of approximately $139,000 to the sales agents. During the three months ended September 30, 2016, we sold 1,083,926 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $16.1 million. In connection with such sales, we paid compensation of approximately $246,000 to the sales agents. During the nine months ended September 30, 2016, we sold 1,819,681 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $26.7 million. In connection with such sales, we paid compensation of approximately $408,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2017, we owned a 97.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2017 and December 31, 2016, there were 39,487,305 and 30,450,377 OP units outstanding, respectively.  We owned 38,403,658 and 29,347,741 OP units as of September 30, 2017 and December 31, 2016, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.3% and 98.3% for the three months ended September 30, 2017 and 2016, respectively, and approximately 97.0% and 98.3% for the nine months ended September 30, 2017 and 2016. During the three months ended September 30, 2017 and 2016, 0 and 2,434 OP units, respectively, were redeemed for an equal number of common shares, and during the nine months ended September 30, 2017 and 2016, 18,989 and 15,450 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2016 and the nine months ended September 30, 2017 (in thousands, except per share/and per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2017
Third Quarter	$0.2850	$10,948	$0.2850	$309	$11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,453	0.2850	313	8,766
Total	$0.8550	$29,494	$0.8550	$932	$30,426

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

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

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units for certain of our employees. The modified time-based shares will vest annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment is required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. If the performance targets are not met prior to December 31, 2018, any unvested performance-based restricted common shares and restricted common share units will be forfeited.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Compensation Committee approved the grant of an aggregate of 320,000 and 143,000 time-based restricted common share units on June 30, 2016 and 2015, respectively, to James C. Mastandrea and David K. Holeman.

On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 267,783 performance-based restricted common share units under the 2008 Plan with market-based vesting conditions (the “TSR Units”) to certain of our employees. Vesting is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company's ranking in the peer group (the “TSR Peer Group Ranking”). Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $12.37 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the September 30, 2017 grant date to the end of the performance period, December 31, 2019. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.

On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) that occurs on or before September 30, 2024 (the “CIC Units”) to certain of our employees. Continued employment is required through the vesting date. If a Change in Control does not occur on or before September 30, 2024, the CIC Units shall be immediately forfeited. The Company considers a Change in Control on or before September 30, 2024 to be improbable, and no expense has been recognized for the CIC Units. If a Change in Control occurs, any outstanding CIC Units would be expensed immediately on the date of the Change in Control using the grant date fair value. The grant date fair value for each CIC Unit of $13.05 was determined based on the Company's closing share price on the grant date.

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	2,044,334	$14.48
Granted	1,335,933	12.90
Vested	(399,005)	14.62
Forfeited	(31,883)	14.43
Non-vested at September 30, 2017	2,949,379	$13.74
Available for grant at September 30, 2017	775,050

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2017 and years ended December 31, 2016, 2015 and 2014 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine Months Ended September 30, 2017	1,335,933	$12.90	(399,005)	$5,832
Year Ended December 31, 2016	545,778	$14.85	(734,261)	$10,577
Year Ended December 31, 2015	327,122	$13.49	(348,786)	$4,969
Year Ended December 31, 2014	2,058,930	$14.40	(133,774)	$1,721

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Total compensation recognized in earnings for share-based payments was $2,704,000 and $3,042,000 for the three months ended September 30, 2017 and 2016, respectively, and $7,545,000 and $6,886,000 for the nine months ended September 30, 2017 and 2016, respectively.

Based on our current financial projections, we expect approximately 83% of the unvested awards, exclusive of 965,000 CIC Units, to vest over the next 27 months. As of September 30, 2017, there was approximately $2.8 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 18 months, $3.1 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 27 months and approximately $2.1 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately six months beginning on October 1, 2017.

We expect to record approximately $10.0 million in non-cash share-based compensation expense in 2017 and $5.5 million subsequent to 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 18 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company's TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of September 30, 2017, the TSR Peer Group Ranking called for 200% attainment. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company's dilutive shares.

At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan will become effective on July 30, 2018, which is the day after the 2008 Plan expires.

13. GRANTS TO TRUSTEES

On December 21, 2016, each of our four independent trustees and one trustee emeritus were granted 1,500 common shares, which vested immediately. The 7,500 common shares granted to our trustees had a grant date fair value of $14.07 per share. On December 21, 2016, two of our independent trustees elected to receive a total of 3,128 common shares with a grant date fair value of $14.07 in lieu of cash for board fees. The fair values of the shares granted were determined using quoted prices available on the date of grant.

14. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

15. REAL ESTATE

Property acquisitions. On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property® strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations using borrowings under our Facility and a portion of the net proceeds from the April Offering. BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property® strategy, for $46.6 million in cash and net prorations using borrowings under our Facility and a portion of the net proceeds from the April Offering. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

On September 30, 2016, we acquired La Mirada and Seville, properties that meet our Community Centered Property® strategy, for 621,053 OP units and $60.7 million in cash and net prorations. The OP units are redeemable for cash or, at our option, Whitestone REIT common shares on a one-for-one basis, subject to certain restrictions. La Mirada, a 147,209 square foot property, was 90% leased at the time of purchase. Seville, a 90,042 square foot property, was 88% leased at the time of purchase. Both properties are located in Scottsdale, Arizona.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Unaudited pro forma financial information. The following unaudited pro forma consolidated operating data is presented for the three and nine months ended September 30, 2017 and 2016, as if the acquisition of BLVD Place had occurred on January 1, 2016. Revenue and net income attributable to BLVD Place of $3.9 million and $2.1 million, respectively, have been included in our results of operations for the three months ended September 30, 2017, and revenue and net income attributable to BLVD Place of $5.4 million and $3.0 million, respectively, have been included in our results of operations for the nine months ended September 30, 2017. The related acquisition expenses of $0.4 million for the nine months ended September 30, 2017 have been reflected as a pro forma expense as of January 1, 2016. The unaudited pro forma consolidated operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Total property revenues	$33,653	$29,051	$97,924	$86,701
Net income	$3,140	$1,717	$9,079	$10,588
Net income attributable to Whitestone REIT (1)	$2,993	$1,689	$8,582	$10,405

Basic Earnings Per Share:	$0.07	$0.04	$0.22	$0.28

Diluted Earnings Per Share:	$0.07	$0.04	$0.21	$0.27

Weighted-average common shares outstanding:
Basic (2)	37,992	36,214	37,755	35,229
Diluted (2)	38,589	37,043	38,560	36,032

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

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of September 30, 2017, we had incurred approximately $5.2 million in construction costs, including approximately $0.5 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased as of September 30, 2017 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of September 30, 2017, we had incurred approximately $8.0 million in construction costs, including approximately $0.9 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 63% leased as of September 30, 2017 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

Property dispositions. On March 3, 2016, we completed the sale of Brookhill, located in Houston, Texas, for $3.1 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property® strategy. We recorded a gain on sale of $1.9 million. The sale was structured as a like-kind exchange within the meaning of Section 1031 of the Code and sales proceeds were deposited into a Section 1031 exchange escrow account with a qualified intermediary and subsequently distributed for general corporate purposes. We have not included Brookhill in discontinued operations as it did not meet the definition of discontinued operations.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal income taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments or natural disasters in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

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

Overview

We are a fully-integrated real estate company that primarily owns, manages, and redevelops high quality retail properties, which we refer to as Community Centered Properties®. Our properties are located in attractive and affluent neighborhoods within high growth markets located primarily in the Sunbelt, such as Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio. We believe that gaining critical mass within these target markets, combined with our local market intelligence, existing platform, access to capital and broad network of industry relationships, gives us a competitive advantage and allows us to generate long-term return opportunities and added value for our shareholders.

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties®.  We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants, medical, educational and financial services, and entertainment.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

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

As of September 30, 2017, we owned or had a majority interest in 72 commercial properties consisting of:

Consolidated Operating Portfolio

•
51 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $901.7 million;

•
as a result of the Contribution (as defined below), a majority interest in 14 consolidated properties that do not meet our Community Centered Properties® strategy containing approximately 1.5 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $60.0 million; plus

Redevelopment, New Acquisitions Portfolio

•
two retail properties that meet our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying value (net of accumulated depreciation) of $42.7 million; and

•	five parcels of land held for future development having a total carrying value of $15.9 million.

As of September 30, 2017, we had an aggregate of 1,649 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our annualized rental revenues for the nine months ended September 30, 2017.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 272 new and renewal leases during the nine months ended September 30, 2017, totaling 727,223 square feet and approximately $56.4 million in total lease value.  This compares to 336 new and renewal leases totaling 863,936 square feet and approximately $57.1 million in total lease value during the same period in 2016.

We employed 109 full-time employees as of September 30, 2017.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

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

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $33.7 million and $25.5 million for the three months ended September 30, 2017 and 2016, respectively, and $92.1 million and $76.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2017, approximately 21% of our GLA was subject to leases that expire prior to December 31, 2018.  Over the last two years, we have renewed leases covering approximately 77% of the square footage subject to expiring leases. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Acquisitions, Dispositions and Development

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy.  We define Community Centered Properties® as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio.  We may acquire properties in other high-growth cities in the future. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants, medical, educational and financial services and entertainment.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

Property dispositions. On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone," "Pillarstone OP" or the "Consolidated Partnership") and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2014 Facility (See Note 7 (Debt) to the accompanying consolidated financial statements); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

In connection with the Contribution, on December 8, 2016, the Operating Partnership entered into a Tax Protection Agreement with Pillarstone REIT and Pillarstone pursuant to which Pillarstone agreed to indemnify the Operating Partnership for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Pillarstone Properties or if Pillarstone fails to maintain and allocate to the Operating Partnership for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and the Company incurs taxes that must be paid to maintain its REIT status for federal income tax purposes.

As of September 30, 2017, we owned approximately 81.4% of the total outstanding Pillarstone OP Units. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated balance sheets and related consolidated statement of operations and comprehensive income.

Property acquisitions. On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property® strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations using borrowings under our Facility and a portion of the net proceeds from the April Offering. BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property® strategy, for $46.6 million in cash and net prorations using borrowings under our Facility and a portion of the net proceeds from the April Offering. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

On September 30, 2016, we acquired La Mirada and Seville, properties that meet our Community Centered Property® strategy, for 621,053 OP units and $60.7 million in cash and net prorations. The OP units are redeemable for cash or, at our option, Whitestone REIT common shares on a one-for-one basis, subject to certain restrictions. La Mirada, a 147,209 square foot property, was 90% leased at the time of purchase. Seville, a 90,042 square foot property, was 88% leased at the time of purchase. Both properties are located in Scottsdale, Arizona.

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of September 30, 2017, we had incurred approximately $5.2 million in construction costs, including approximately $0.5 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased as of September 30, 2017 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of September 30, 2017, we had incurred approximately $8.0 million in construction costs, including approximately $0.9 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 63% leased as of September 30, 2017 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

Leasing Activity

As of September 30, 2017, we owned or held a majority interest in 72 properties with 6,554,952 square feet of GLA and our occupancy rate for all properties was approximately 87% occupied as of both September 30, 2017 and September 30, 2016. The following is a summary of the Company's leasing activity for the nine months ended September 30, 2017:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	159	415,175	3.3	$1.61	$15.72	$15.30	7.9%
New Leases	33	100,437	4.2	3.85	15.43	16.44	6.1%
Total	192	515,612	3.5	$2.05	$15.66	$15.52	7.5%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	5	18,865	3.5	$6.50	$19.38
New Leases	75	200,173	6.0	10.37	17.92
Total	80	219,038	5.8	$10.03	$18.05

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Contractual Expenditures

The following is a summary of the Company's capital expenditures for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Capital expenditures:
Tenant improvements and allowances	$1,944	$1,478	$4,821	$3,996
Developments / redevelopments	2,608	2,211	5,548	9,421
Leasing commissions and costs	869	1,004	2,407	2,015
Maintenance capital expenditures	668	756	3,130	1,945
Total capital expenditures	$6,089	$5,449	$15,906	$17,377

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the nine months ended September 30, 2017.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016

The following table provides a summary comparison of our results of operations and other metrics for the three months ended September 30, 2017 and 2016 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended September 30,
	2017	2016
Number of properties wholly-owned and operated	58	57
Aggregate GLA (sq. ft.)(1)	5,023,215	4,587,268
Ending occupancy rate - wholly-owned operating portfolio(1)	90%	90%
Ending occupancy rate - all wholly-owned properties	90%	89%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio	80%	81%

Total property revenues	$33,653	$25,508
Total property expenses	11,285	8,318
Total other expenses	19,062	16,172
Provision for income taxes	126	80
Gain on sale of properties	—	—
(Gain) loss on disposal of assets	40	(26)
Net income	3,140	964
Less: Net income attributable to noncontrolling interests	147	15
Net income attributable to Whitestone REIT	$2,993	$949

Funds from operations (2)	$10,129	$6,343
Funds from operations core (3)	13,097	9,812
Property net operating income (4)	22,368	17,190
Distributions paid on common shares and OP units	11,257	8,247
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	86%	84%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $33,653,000 for the three months ended September 30, 2017 as compared to $25,508,000 for the three months ended September 30, 2016, an increase of $8,145,000, or 32%. The three months ended September 30, 2017 included $6,510,000 in increased revenues from Non-Same Store operations and $57,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $1,578,000 for the three months ended September 30, 2017 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended September 30, 2017 to the three months ended September 30, 2016, Same Stores include properties owned during the entire period from July 1, 2016 to September 30, 2017. Same Store revenue increased $156,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as the result of an increase in the average leased square feet to 3,870,000 from 3,842,000. The Same Store average revenue per leased square foot increased $1.47 for the three months ended September 30, 2017 to $23.85 per leased square foot as compared to the average revenue per leased square foot of $22.38 for the three months ended September 30, 2016, resulting in an increase of Same Store revenues of $1,422,000.

Property expenses.  Our property expenses were approximately $11,285,000 for the three months ended September 30, 2017 as compared to $8,318,000 for the three months ended September 30, 2016, an increase of $2,967,000, or 36%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Overall Property Expenses	2017	2016	Change	% Change
Real estate taxes	$5,181	$3,414	$1,767	52%
Utilities	1,594	1,354	240	18%
Contract services	1,930	1,513	417	28%
Repairs and maintenance	1,119	713	406	57%
Bad debt	535	535	—	—%
Labor and other	926	789	137	17%
Total property expenses	$11,285	$8,318	$2,967	36%

	Three Months Ended September 30,
Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$3,346	$2,812	$534	19%
Utilities	1,096	963	133	14%
Contract services	1,300	1,247	53	4%
Repairs and maintenance	833	585	248	42%
Bad debt	327	436	(109)	(25)%
Labor and other	606	580	26	4%
Total property expenses	$7,508	$6,623	$885	13%

	Three Months Ended September 30,
Non-Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$934	$12	$922	Not meaningful
Utilities	244	11	233	Not meaningful
Contract services	347	5	342	Not meaningful
Repairs and maintenance	108	9	99	Not meaningful
Bad debt	148	(2)	150	Not meaningful
Labor and other	102	16	86	Not meaningful
Total property expenses	$1,883	$51	$1,832	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $1,767,000, or 52%, during the three months ended September 30, 2017 as compared to the same period in 2016. The real estate tax increase was comprised of increases of $534,000, $311,000 and $922,000 in our Same Store, Consolidated Partnership and Non-Same Store properties, respectively. The increase in Same Store real estate tax expense was primarily attributable to increased assessments with tax authorities in our Texas markets resulting in larger expenses for 2017 taxes. Many of the tax assessments on our properties are still under protest for 2016, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $240,000, or 18%, during the three months ended September 30, 2017 as compared to the same period in 2016. Utility expense increased $233,000 and $133,000 in our Non-Same Store and Same Store properties, respectively, and was offset by a $126,000 decrease in such expense from our Consolidated Partnership properties.

Contract services.  Contract services expenses increased approximately $417,000, or 28%, during the three months ended September 30, 2017 as compared to the same period in 2016. The contract services increase was comprised of $342,000, $53,000 and $22,000 increases in our Non-Same Store, Same Store and Consolidated Partnership properties, respectively.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $406,000, or 57%, during the three months ended September 30, 2017 as compared to the same period in 2016. The repairs and maintenance increase was comprised of increases of $248,000 in Same Store properties, $99,000 in our Non-Same Store properties and $59,000 in our Consolidated Partnership properties.

Bad debt.  Bad debt expenses were $535,000 for the three months ended September 30, 2017 and 2016. Bad debt expense increased $150,000 for Non-Same Store properties and decreased $109,000 and $41,000 for Same Store and Consolidated Partnership properties, respectively.

Labor and other.  Labor and other expenses increased approximately $137,000, or 17%, during the three months ended September 30, 2017 as compared to the same period in 2016. The increased labor and other expense was comprised of $86,000, $26,000 and $25,000 increases in our Non-Same Store, Same Store and Consolidated Partnership properties, respectively.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store, Consolidated Partnership and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended September 30,			Percent
	2017	2016	Change	Change
Same Store (49 properties, exclusive of land held for development)
Property revenues
Rental revenues	$16,998	$16,471	$527	3%
Other revenues	6,076	5,025	1,051	21%
Total property revenues	23,074	21,496	1,578	7%

Property expenses
Property operation and maintenance	4,162	3,811	351	9%
Real estate taxes	3,346	2,812	534	19%
Total property expenses	7,508	6,623	885	13%

Total Same Store net operating income	15,566	14,873	693	5%

Non-Same Store (4 Properties, exclusive of land held for development)
Property revenues
Rental revenues	4,677	128	4,549	Not meaningful
Other revenues	1,996	35	1,961	Not meaningful
Total property revenues	6,673	163	6,510	Not meaningful

Property expenses
Property operation and maintenance	949	39	910	Not meaningful
Real estate taxes	934	12	922	Not meaningful
Total property expenses	1,883	51	1,832	Not meaningful

Total Non-Same Store net operating income	4,790	112	4,678	Not meaningful

Consolidated Partnership properties (14 Properties)
Property revenues
Rental revenues	3,216	3,245	(29)	(1)%
Other revenues	690	604	86	14%
Total property revenues	3,906	3,849	57	1%

Property expenses
Property operation and maintenance	993	1,054	(61)	(6)%
Real estate taxes	901	590	311	53%
Total property expenses	1,894	1,644	250	15%

	Three Months Ended September 30,			Percent
	2017	2016	Change	Change
Total Consolidated Partnership properties net operating income	2,012	2,205	(193)	(9)%

Total property net operating income	22,368	17,190	5,178	30%

Less total other expenses, provision for income taxes, gain on sale of properties and gain (loss) on disposal of assets	19,228	16,226	3,002	19%

Net income	$3,140	$964	$2,176	226%

Other expenses.  Our other expenses were approximately $19,062,000 for the three months ended September 30, 2017, as compared to $16,172,000 for the three months ended September 30, 2016, an increase of $2,890,000, or 18%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended
	September 30,
	2017	2016	Change	% Change
General and administrative	$5,581	$6,218	$(637)	(10)%
Depreciation and amortization	7,247	5,449	1,798	33%
Interest expense	6,376	4,669	1,707	37%
Interest, dividend and other investment income	(142)	(164)	22	(13)%
Total other expenses	$19,062	$16,172	$2,890	18%

General and administrative. General and administrative expenses decreased approximately $637,000, or 10%, for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease was comprised of $338,000 in decreased share-based compensation expense, $240,000 in decreased professional fees and $109,000 in decreased acquisition expenses, offset by $50,000 in increased other expenses.

Total compensation recognized in earnings for share-based payments was $2,704,000 and $3,042,000 for the three months ended September 30, 2017 and 2016, respectively.

We expect to record approximately $10.0 million in non-cash share-based compensation expense in 2017 and $5.5 million subsequent to 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 18 months.

Depreciation and amortization. Depreciation and amortization increased $1,798,000, or 33%, for the three months ended September 30, 2017 as compared to the same period in 2016. Depreciation for improvements to Same Store properties increased $578,000 for the three months ended September 30, 2017 as compared to the same period in 2016. Depreciation for Non-Same Store properties increased $1,085,000 and depreciation for Consolidated Partnership properties increased $64,000. Lease commission amortization and depreciation of corporate assets increased $71,000 for the three months ended September 30, 2017 as compared to the same period in 2016.

Interest expense. Interest expense increased approximately $1,707,000, or 37%, for the three months ended September 30, 2017 as compared to the same period in 2016. The increase in interest expense is comprised of approximately $1,128,000 in increased interest expense resulting from a $136,365,000 increase in our average notes payable balance, a $564,000 increase in interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.31% to 3.65% and an increase in amortized loan fees included in interest expense of $15,000.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased approximately $22,000, or 13%, for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease in interest, dividend and other investment income for the three months ended September 30, 2017 as compared to the same period in 2016 is comprised of approximately $26,000 in decreased interest income, and $1,000 in decreased dividend income, offset by $5,000 in increased realized gains from sales of available-for-sale securities.

Results of Operations

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table provides a summary comparison of our results of operations and other metrics for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share and per OP unit amounts):

	Nine Months Ended September 30,
	2017	2016
Number of properties wholly-owned and operated	58	57
Aggregate GLA (sq. ft.)(1)	5,023,215	4,587,268
Ending occupancy rate - wholly-owned operating portfolio(1)	90%	90%
Ending occupancy rate - all wholly-owned properties	90%	89%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio	80%	81%

Total property revenues	$92,128	$76,072
Total property expenses	30,561	24,453
Total other expenses	54,311	46,711
Provision for income taxes	296	247
Gain on sale of properties	(16)	(2,890)
(Gain) loss on disposal of assets	135	(10)
Net income	6,841	7,561
Less: Net income attributable to noncontrolling interests	429	131
Net income attributable to Whitestone REIT	$6,412	$7,430

Funds from operations (2)	$25,982	$20,856
Funds from operations core (3)	34,925	28,732
Property net operating income (4)	61,567	51,619
Distributions paid on common shares and OP units	30,426	24,021
Distributions per common share and OP unit	$0.8550	$0.8550
Distributions paid as a percentage of funds from operations core	87%	84%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $92,128,000 for the nine months ended September 30, 2017 as compared to $76,072,000 for the nine months ended September 30, 2016, an increase of $16,056,000, or 21%. The nine months ended September 30, 2017 included $11,993,000 in increased revenues from Non-Same Store operations and $230,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $3,833,000 for the nine months ended September 30, 2017 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016, Same Stores include properties owned during the entire period from January 1, 2016 to September 30, 2017. Same Store revenue increased $615,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as the result of an increase in the average leased square feet to 3,866,000 from 3,830,000. The Same Store average revenue per leased square foot increased $1.11 for the nine months ended September 30, 2017 to $23.46 per leased square foot as compared to the average revenue per leased square foot of $22.35 for the nine months ended September 30, 2016, resulting in an increase of Same Store revenues of $3,218,000.

Property expenses.  Our property expenses were approximately $30,561,000 for the nine months ended September 30, 2017 as compared to $24,453,000 for the nine months ended September 30, 2016, an increase of $6,108,000, or 25%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Overall Property Expenses	2017	2016	Change	% Change
Real estate taxes	$13,588	$10,072	$3,516	35%
Utilities	4,091	3,590	501	14%
Contract services	5,361	4,507	854	19%
Repairs and maintenance	3,212	2,445	767	31%
Bad debt	1,442	1,298	144	11%
Labor and other	2,867	2,541	326	13%
Total property expenses	$30,561	$24,453	$6,108	25%

	Nine Months Ended September 30,
Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$9,883	$8,382	$1,501	18%
Utilities	2,800	2,597	203	8%
Contract services	3,799	3,746	53	1%
Repairs and maintenance	2,428	1,946	482	25%
Bad debt	1,107	1,170	(63)	(5)%
Labor and other	1,941	1,900	41	2%
Total property expenses	$21,958	$19,741	$2,217	11%

	Nine Months Ended September 30,
Non-Same Store Property Expenses	2017	2016	Change	% Change
Real estate taxes	$1,537	$56	$1,481	Not meaningful
Utilities	403	38	365	Not meaningful
Contract services	678	22	656	Not meaningful
Repairs and maintenance	237	(2)	239	Not meaningful
Bad debt	213	(25)	238	Not meaningful
Labor and other	231	84	147	Not meaningful
Total property expenses	$3,299	$173	$3,126	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $3,516,000, or 35%, during the nine months ended September 30, 2017 as compared to the same period in 2016. The real estate tax increase was comprised of increases of $1,501,000, $534,000 and $1,481,000 in our Same Store, Consolidated Partnership and Non-Same Store properties, respectively. The increase in Same Store real estate tax expense was primarily attributable to increased assessments with tax authorities in our Texas markets resulting in larger expenses for 2017 taxes. Many of the tax assessments on our properties are still under protest for 2016, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $501,000, or 14%, during the nine months ended September 30, 2017 as compared to the same period in 2016. The utility expense increase was comprised of $365,000 and $203,000 in our Non-Same Store and Same Store properties, respectively, offset by a decrease of $67,000 in our Consolidated Partnership properties.

Contract services.  Contract services expenses increased approximately $854,000, or 19%, during the nine months ended September 30, 2017 as compared to the same period in 2016. The contract services increase was comprised of $656,000, $145,000 and $53,000 in our Non-Same Store, Consolidated Partnership and Same Store properties, respectively.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $767,000, or 31%, during the nine months ended September 30, 2017 as compared to the same period in 2016. The repairs and maintenance increase was comprised of increases of $482,000 in Same Store properties, $239,000 in our Non-Same Store properties and $46,000 in our Consolidated Partnership properties.

Bad debt.  Bad debt expenses increased approximately $144,000, or 11%, during the nine months ended September 30, 2017 as compared to the same period in 2016. The bad debt expense increase was comprised of a $238,000 increase in our Non-Same Store properties, offset by decreases of $63,000 and $31,000 in our Same Store and Consolidated Partnership properties, respectively.

Labor and other.  Labor and other expenses increased approximately $326,000, or 13%, during the nine months ended September 30, 2017 as compared to the same period in 2016. The labor and other expense increase was comprised of $138,000, $147,000 and $41,000 in our Consolidated Partnership, Non-Same Store and Same Store properties, respectively.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store, Consolidated Partnership and total property net operating income and net income are detailed in the table below (in thousands):

	Nine Months Ended September 30,			Percent
	2017	2016	Change	Change
Same Store (49 properties, exclusive of land held for development)
Property revenues
Rental revenues	$50,486	$48,869	$1,617	3%
Other revenues	17,547	15,331	2,216	14%
Total property revenues	68,033	64,200	3,833	6%

Property expenses
Property operation and maintenance	12,075	11,359	716	6%
Real estate taxes	9,883	8,382	1,501	18%
Total property expenses	21,958	19,741	2,217	11%

Total Same Store net operating income	46,075	44,459	1,616	4%

Non-Same Store (4 Properties, exclusive of land held for development)
Property revenues
Rental revenues	9,082	387	8,695	Not meaningful
Other revenues	3,438	140	3,298	Not meaningful
Total property revenues	12,520	527	11,993	Not meaningful

Property expenses
Property operation and maintenance	1,762	117	1,645	Not meaningful
Real estate taxes	1,537	56	1,481	Not meaningful
Total property expenses	3,299	173	3,126	Not meaningful

Total Non-Same Store net operating income	9,221	354	8,867	Not meaningful

Consolidated Partnership properties (14 Properties)
Property revenues
Rental revenues	9,629	9,659	(30)	0%
Other revenues	1,946	1,686	260	15%
Total property revenues	11,575	11,345	230	2%

Property expenses
Property operation and maintenance	3,136	2,905	231	8%
Real estate taxes	2,168	1,634	534	33%
Total property expenses	5,304	4,539	765	17%

	Nine Months Ended September 30,			Percent
	2017	2016	Change	Change
Total Consolidated Partnership properties net operating income	6,271	6,806	(535)	(8)%

Total property net operating income	61,567	51,619	9,948	19%

Less total other expenses, provision for income taxes, gain on sale of properties and gain (loss) on disposal of assets	54,726	44,058	10,668	24%

Net income	$6,841	$7,561	$(720)	(10)%

Other expenses.  Our other expenses were approximately $54,311,000 for the nine months ended September 30, 2017, as compared to $46,711,000 for the nine months ended September 30, 2016, an increase of $7,600,000, or 16%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended
	September 30,
	2017	2016	Change	% Change
General and administrative	$17,598	$16,467	$1,131	7%
Depreciation and amortization	19,936	16,362	3,574	22%
Interest expense	17,158	14,221	2,937	21%
Interest, dividend and other investment income	(381)	(339)	(42)	12%
Total other expenses	$54,311	$46,711	$7,600	16%

General and administrative. General and administrative expenses increased approximately $1,131,000, or 7%, for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase was comprised of $659,000 in increased share-based compensation expense, $357,000 in increased salaries and benefits, $103,000 in increased acquisition costs, and $12,000 in increased other expenses.

Total compensation recognized in earnings for share-based payments was $7,545,000 and $6,886,000 for the nine months ended September 30, 2017 and 2016, respectively.

We expect to record approximately $10.0 million in non-cash share-based compensation expense in 2017 and $5.5 million subsequent to 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 18 months.

Depreciation and amortization. Depreciation and amortization increased $3,574,000, or 22%, for the nine months ended September 30, 2017 as compared to the same period in 2016. Depreciation for improvements to Same Store properties increased $1,364,000 for the nine months ended September 30, 2017 as compared to the same period in 2016. Depreciation for Non-Same Store properties increased $1,885,000 and depreciation for Consolidated Partnership properties increased $194,000. Lease commission amortization and depreciation of corporate assets increased $131,000 for the nine months ended September 30, 2017 as compared to the same period in 2016.

Interest expense. Interest expense increased approximately $2,937,000, or 21%, for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in interest expense is comprised of approximately $2,373,000 in increased interest expense resulting from a $92,065,000 increase in our average notes payable balance, a $555,000 increase in interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.44% to 3.56% and an increase in amortized loan fees included in interest expense of $9,000.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $42,000, or 12%, for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in interest, dividend and other investment income for the nine months ended September 30, 2017 as compared to the same period in 2016 is comprised of approximately $39,000 in increased interest income and $5,000 in increased realized gains on sales of available-for-sale securities, offset by a $2,000 decrease in dividend income.

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

Funds From Operations Core (“FFO Core”)

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, non-cash share-based compensation expense and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
FFO and FFO CORE	2017	2016	2017	2016
Net income attributable to Whitestone REIT	$2,993	$949	$6,412	$7,430
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	7,015	5,405	19,255	16,195
(Gain) loss on sale or disposal of assets and properties	37	(26)	114	(2,900)
Net income attributable to redeemable operating partnership units	84	15	201	131
FFO	10,129	6,343	25,982	20,856

Adjustments to reconcile to FFO Core:
Share-based compensation expense	2,704	3,042	7,545	6,886
Acquisition costs	264	427	1,398	990
FFO Core	$13,097	$9,812	$34,925	$28,732

(1)	Includes pro-rata share attributable to Pillarstone.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PROPERTY NET OPERATING INCOME	2017	2016	2017	2016
Net income attributable to Whitestone REIT	$2,993	$949	$6,412	$7,430
General and administrative expenses	5,581	6,218	17,598	16,467
Depreciation and amortization	7,247	5,449	19,936	16,362
Interest expense	6,376	4,669	17,158	14,221
Interest, dividend and other investment income	(142)	(164)	(381)	(339)
Provision for income taxes	126	80	296	247
Gain on sale of properties	—	—	(16)	(2,890)
(Gain) loss on disposal of assets	40	(26)	135	(10)
Net income attributable to noncontrolling interests	147	15	429	131
NOI	$22,368	$17,190	$61,567	$51,619

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

     During the nine months ended September 30, 2017, our cash provided from operating activities was $27,999,000 and our total distributions were $30,805,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $2,806,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property® strategy through equity issuances and debt financing. For example, on April 25, 2017, we completed the April Offering. On May 3, 2017, we acquired Eldorado Plaza. We funded the purchase price of Eldorado Plaza and related transaction expenses with borrowings under our Facility and a portion of the net proceeds from the April Offering. On May 26, 2017, we acquired BLVD Place. We funded the purchase price of BLVD Place and related transaction expenses through a combination of borrowings under our Facility and the BLVD Note (as defined below) and a portion of the net proceeds from the April Offering. Included in the purchase of Eldorado Plaza was approximately 1.86 acres of developable land that will give us the ability to build an estimated 24,000 square feet of additional leasable space for an estimated cost to acquire and develop the land parcel of approximately $4.0 million, based on current plans. Further, included in the purchase of BLVD Place was approximately 1.43 acres of developable land. We currently intend to develop a six-story, 137,000 square foot mixed-use building, which we refer to as the BLVD Phase II-B development, on the developable land at BLVD Place, for an estimated cost to acquire and develop the land parcel of $55 million, including the $10.5 million of the aggregate purchase price of BLVD Place allocated to the acquisition of the land parcel.

As discussed in Note 11 (Equity) to the accompanying consolidated financial statements, on June 4, 2015, we entered into the 2015 equity distribution agreements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. We did not sell any common shares under the 2015 equity distribution agreements during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we sold 567,302 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $7.7 million. In connection with such sales, we paid compensation of approximately $139,000 to the sales agents. We have used and anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $6,338,000 as of September 30, 2017, as compared to $4,168,000 on December 31, 2016.  The increase of $2,170,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $27,999,000 for the nine months ended September 30, 2017;

•	Net proceeds of $40,600,000 from the Facility;

•	Net proceeds of $107,619,000 from issuance of common shares;

•	Proceeds of $26,000 from sale of property;

•	Proceeds of $306,000 from sale of marketable securities;

Uses of Cash

•	Payment of distributions to common shareholders, OP unit holders and noncontrolling interests in Consolidated Partnership of $30,805,000;

•	Acquisitions of real estate of $124,557,000;

•	Additions to real estate of $13,499,000;

•	Change in restricted cash of $49,000;

•	Payments of loan origination costs of $695,000;

•	Repurchase of common shares of $1,987,000; and

•	Payments of notes payable of $2,788,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2017	December 31, 2016
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,800	$9,980
$50.0 million, 0.84% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	—
$37.0 million 3.76% Note, due December 1, 2020 (5)	33,406	34,166
$6.5 million 3.80% Note, due January 1, 2019	5,887	6,019
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,449	19,708
$14.0 million 4.34% Note, due September 11, 2024	14,000	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,119	16,298
$15.1 million 4.99% Note, due January 6, 2024	14,919	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	7,844	7,869
$2.6 million 5.46% Note, due October 1, 2023	2,483	2,512
$1.1 million 2.97% Note, due November 28, 2017	217	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	227,200	186,600
Total notes payable principal	664,624	545,512
Less deferred financing costs, net of accumulated amortization	(1,949)	(1,492)
	$662,675	$544,020

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

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

(7)	Unsecured line of credit includes certain Pillarstone Properties described in more detail below in determining the amount of credit available under the Facility.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of September 30, 2017, $427.2 million was drawn on the Facility, and our remaining borrowing capacity was $72.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of September 30, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of September 30, 2017, our $237.2 million in secured debt was collateralized by 20 properties with a carrying value of $342.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of September 30, 2017, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2017 were as follows (in thousands):

Year	Amount Due

2017	$8,767
2018	12,136
2019	235,249
2020	82,827
2021	51,918
Thereafter	273,727
Total	$664,624

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

Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2016 and the nine months ended September 30, 2017 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2017
Third Quarter	$0.2850	$10,948	$0.2850	$309	$11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,453	0.2850	313	8,766
Total	$0.8550	$29,494	$0.8550	$932	$30,426

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

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

Fixed Interest Rate Debt

As of September 30, 2017, $437.4 million, or approximately 66% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2017 of approximately 3.82% per annum with scheduled maturities ranging from 2017 to 2027 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $17.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2017, $227.2 million, or approximately 34% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $2.3 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2017 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the addition of the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” sections of Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Because a majority of our GLA is in the Houston and Phoenix metropolitan areas, a downturn in the Houston or Phoenix market as a result of economic or other conditions could adversely affect our operations and ability to make distributions to our shareholders.

A majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2016, on a pro forma basis giving effect to the acquisition of Eldorado Plaza and BLVD Place, approximately 29% of our wholly-owned GLA and 29% of our retail NOI would have been located in Houston, approximately 46% of our wholly-owned GLA and 42% of our retail NOI would have been located in Phoenix and approximately 11% of our wholly-owned GLA and 13% of our retail NOI would have been located in Dallas. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in Houston, including as a result of the recent or future significant decline in oil prices, or as a result of Hurricane Harvey or other natural disasters which may significantly impact our tenants, their customers and suppliers and, as a result, their businesses, Dallas or the Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if the Houston, Dallas or Phoenix metropolitan area experiences an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. In addition, a substantial component of the Houston and Dallas economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston and Dallas tenants.

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	November 3, 2017	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2017	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)