Form 10-K
period 2017-12-31
Whitestone REIT
filed 2018-03-06
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) was $465,386,087.
As of March 1, 2018, the registrant had 39,223,591 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2017

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us” or “our” are to Whitestone REIT and its consolidated subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs and the impact of the Tax Reform Legislation (as defined below);

•	adverse economic or real estate developments or conditions in Texas, Arizona or Illinois;

•	increases in interest rates, operating costs or general and administrative expenses, including those incurred in connection with the nomination of trustees by a shareholder;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

We are internally managed and, as of December 31, 2017, we wholly-owned a real estate portfolio of 59 properties that meet our Community Centered Property® strategy containing approximately 5.0 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Further, as of December 31, 2017, we, through our majority interest in our consolidated subsidiary, Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or the “Consolidated Partnership”), owned a majority interest in 14 properties that do not meet our Community Centered Property® strategy containing approximately 1.5 million square feet of GLA (the “Pillarstone Properties”). Our consolidated property portfolio has a gross book value of approximately $1,149 million and book equity, including noncontrolling interests, of approximately $358 million as of December 31, 2017.

We own 81.4% of the Consolidated Partnership and fully consolidate it on our financial statements. We also manage the day-to-day operations of the Consolidated Partnership.

Our common shares of beneficial interest, par value $0.001 per share, are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WSR.”  Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com. The contents of our website are not incorporated into this filing.

Our Strategy

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties®. We define Community Centered Properties® as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood. Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services. Our goal is for each property to become a Whitestone-branded retail community that serves a neighboring five-mile radius around our property. We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

Our primary business objective is to increase shareholder value by acquiring, owning and operating Community Centered Properties®. The key elements of our strategy include:

•	Strategically Acquiring Properties.

◦
Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

◦
Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. We believe that continued geographic diversification in markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to continue to focus our expansion efforts on the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets. We may also pursue opportunities in other regions that are consistent with our Community Centered Property® strategy. Markets in which we have developed some knowledge and contacts include Orlando, Florida and Denver, Colorado, both of which have economic, demographic and cultural profiles similar to our Arizona and Texas markets.

◦
Capitalizing on Availability of Reasonably Priced Acquisition Opportunities. We believe that currently and during the next several years there will continue to be excellent opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire assets in off-market transactions negotiated directly with owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. Many of these assets may benefit from our Community Centered Property® strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

•
Redeveloping and Re-tenanting Existing Properties. We have substantial experience in repositioning underperforming properties and seek to add value through renovating and re-tenanting our properties to create Whitestone-branded Community Centered Properties®. We seek to accomplish this by (1) stabilizing occupancy, with per property occupancy goals of 90% or higher; (2) adding leasable square footage to existing structures; (3) developing and building new leasable square footage on excess land; (4) upgrading and renovating existing structures; and (5) investing significant effort in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company (the “Legacy Portfolio” or “Non-Core Properties”) may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, in December 2014, we sold three suburban office properties in Clear Lake, Texas that were part of the Legacy Portfolio, and, on December 31, 2016, we contributed to Pillarstone the 14 Pillarstone Properties located in Dallas and Houston that were part of the Legacy Portfolio.

•
Prudent Management of Capital Structure. We currently have 53 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is at or less than 60%. As of December 31, 2017, our ratio of total indebtedness to undepreciated book value of real estate assets was 57%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2017, we owned a 97.3% interest in the Operating Partnership.

As of December 31, 2017, we wholly-owned a real estate portfolio consisting of 59 properties located in three states.  The aggregate occupancy rate of our wholly-owned portfolio was 90% based on GLA as of December 31, 2017. Additionally, we, through our majority interest in Pillarstone, owned a majority interest in 14 properties located in Dallas and Houston, Texas. The aggregate occupancy rate of the Pillarstone properties was 81% based on GLA as of December 31, 2017.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2017, our total revenues were approximately $126.0 million.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 7.4% of our total revenues for the year ended December 31, 2017. BLVD also accounted for 16.2% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2017. Of our 59 wholly-owned properties, 17 and 27 are located in the Houston, Texas and Phoenix, Arizona metropolitan areas, respectively. Of our 14 properties in which we hold a majority interest, two are in Dallas, Texas and 12 are in Houston, Texas.

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

Employees

As of December 31, 2017, we had 103 employees.

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

World financial markets have, from time to time, experienced significant disruption. While many U.S. real estate markets have generally stabilized since the pervasive and fundamental disruptions associated with the last recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets, the financial markets have been volatile recently, and oil prices have declined dramatically over the past year. Our results of operations may be sensitive to changes in overall economic conditions that impact tenants of our properties or tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy generally appears to have emerged from the worst aspects of the last recession, rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. In addition, financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events, or as a result of recent uncertainty regarding legislative and regulatory shifts relating to, among other things, taxation and trade, which could adversely affect our tenants and our business in general. For example, a general reduction in consumer spending and the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, if financial and macroeconomic conditions deteriorate, or if financial markets experience significant disruption, it could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

Real estate property investments are illiquid due to a variety of factors and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Our strategy includes opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy. However, real estate property investments generally cannot be disposed of quickly. In addition, the Code imposes certain restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses, reduce our cash flows and adversely affect distributions to shareholders.

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

We depend on our tenants to operate their businesses in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by the businesses of certain tenants may not be sufficient for such tenants to meet their obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness and make distributions to our shareholders could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationships with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms.

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

Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;

•	continuing deterioration of the brick-and-mortar retail industry;

•	over-building in our markets;

•	a reduction in rental income as the result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;

•	changes in general economic conditions or economic conditions in our markets;

•	a taking of any of our properties by eminent domain;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•	acts of God, such as hurricanes, earthquakes or floods and other uninsured losses;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent debt capital, which may render the sale of a property difficult or unattractive; and

•	periods of high interest rates, inflation or tight money supply.

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

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2017, 28% and 47% of our wholly-owned GLA was located in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston, including as a result of the recent significant decline in oil prices, or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants' revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area experiences an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. In addition, a substantial component of the Houston economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston tenants.

We lease our wholly-owned properties to approximately 1,300 tenants and leases for approximately 10% to 20% of our GLA expire annually. Each year we face the risk of non-renewal of a significant percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2017, approximately 29% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2019. We are subject to the risk that:

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

Our ability to acquire properties on favorable terms may be constrained by the following significant risks:

•	competition from other real estate investors with significant capital, including other REITs and institutional investment funds;

•	competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	unsatisfactory results of our due diligence investigations or failure to meet other customary closing conditions;

•	the failure of an acquired property to perform as expected; and

•	failure to finance an acquisition on favorable terms or at all.

If any of these risks are realized, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be materially and adversely affected.

Our success depends in part on our ability to execute our Community Centered Property® strategy.

Our Community Centered Property® strategy requires intensive management of a large number of small spaces and small tenant relationships. Our success depends in part upon our management's ability to identify potential Community Centered Properties® and find and maintain the appropriate tenants to create such a property. Lack of market acceptance of our Community Centered Property® strategy or our inability to successfully attract and manage a large number of tenant relationships could adversely affect our occupancy rates, operating results and dividend rate.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2017, we had fixed rate hedges on $209.7 million of our variable rate debt, including $200 million of our unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $232.2 million as of December 31, 2017. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets Corp., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). On October 30, 2015, we, through our Operating Partnership, entered into the first amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent. We refer to the 2014 Facility, as amended by the First Amendment, as the “Facility.” Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

The Facility is comprised of the following four tranches:

•	$300 million unsecured revolving credit facility with a maturity date of October 30, 2019;

•	$50 million unsecured term loan with a maturity date of October 30, 2020;

•	$50 million unsecured term loan with a maturity date of January 29, 2021; and

•	$100 million unsecured term loan with a maturity date of October 30, 2022.

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2017, $432.2 million was drawn on the Facility and our unused borrowing capacity was $67.8 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges and maintenance of a minimum net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT status. The amount available to us and our ability to borrow under the Facility is subject to our compliance with these requirements. Maintaining compliance with these covenants could limit our ability to implement our business plan effectively, or at all.

We may also incur mortgage debt on a particular property if we believe the property's projected cash flow is sufficient to service the mortgage debt. As of December 31, 2017, we had approximately $228.7 million of mortgage debt secured by 20 of our wholly-owned or majority interest held properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to shareholders when computing our taxable income;

•	we would be subject to federal income tax on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distributions to shareholders would be reduced; and

•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Recent changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on the economy, our tenants and our business and financial results.

On December 22, 2017, President Trump signed the legislation (the “Tax Reform Legislation”) commonly known as the Tax Cuts and Jobs Act into law, which, among other changes:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiaries);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our taxable REIT subsidiaries may not qualify and we have not yet determined whether we will make such election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under U.S generally accepted accounting principles (“GAAP”), which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Reform Legislation expire in seven years (at the end of 2025). As a result of the changes to U.S. federal tax laws implemented by the Tax Reform Legislation, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change.

The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Reform Legislation on the economy, us, our investors, our tenants, the real estate industry and government revenues cannot be reliably predicted at this early stage of the new law’s implementation. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Reform Legislation may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact tenants that directly or indirectly rely on government funding. There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial condition, and future business operations. Additionally, the Tax Reform Legislation may be adverse to certain of our stockholders and other investors. Prospective investors are urged to consult their tax advisors regarding the effect of the changes to the U.S. federal tax laws on an investment in our shares and other securities.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

For non-corporate taxpayers the maximum tax rate applicable to “qualified dividend income” paid by regular “C” corporations to U.S. shareholders generally is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

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

The terms of our employment agreements with our executive officers and severance arrangements with other employees and the terms of certain equity awards granted to our employees may deter others from seeking to acquire us or reduce the price of any such acquisition.

We have entered into employment agreements with our executive officers and severance arrangements with other of our employees, and have granted equity awards to a number of our employees. In certain cases, upon a change of control acquisition of us, such agreements and awards would entitle the officer or employee to severance payments and vesting of otherwise unvested awards. The cost of these payments and the impact of the vesting of such awards could deter a third party from seeking to acquire us or could cause the price payable to shareholders in connection with any such acquisition to be lower than it otherwise may have been. These effects could delay or prevent offers to acquire us and increase the difficulty in consummating any such offers, even if such a transaction would be in our shareholders’ best interests.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2017, we wholly-owned or held a majority interest in 73 commercial properties, including 17 properties in Houston, seven properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, one property in Buffalo Grove, Illinois, a suburb of Chicago and the 14 Pillarstone Properties.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.5% of our total revenues for the year ended December 31, 2017.

We directly manage the operations and leasing of our wholly-owned properties and the 14 Pillarstone Properties pursuant to management agreements. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2017:

Commercial Properties	GLA	Average Occupancy as of 12/31/17	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Whitestone	4,897,822	91%	$79,612	$17.86
Pillarstone (3)	1,531,737	81%	14,106	11.37
Development, New Acquisitions (4)	125,393	79%	3,193	32.23
Total	6,554,952	88%	$96,911	$16.80

(1)
Calculated as the tenant's actual December 31, 2017 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2017.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with GAAP, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2017 equaled approximately $190,000 for the month ended December 31, 2017.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2017. Excludes vacant space as of December 31, 2017.

(3)	As of December 31, 2017, we own 81.4% of Pillarstone and fully consolidate it on our financial statements.

(4)
Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant development, redevelopment or re-tenanting.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 7.4% of our total revenues for the year ended December 31, 2017. BLVD also accounted for 16.2% of our consolidated real estate assets, net of accumulated depreciation, for the year ended December 31, 2017.

As of December 31, 2017, approximately $228.7 million of our total debt of $660.9 million was secured by 20 of our wholly-owned or majority interest held properties with a combined net book value of $340.6 million.

Location of Properties

Of our 59 wholly-owned properties, 17 are located in the greater Houston metropolitan statistical area.  These 17 properties represent 23% of our revenue for the year ended December 31, 2017. An additional 27 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 39% of our revenue for the year ended December 31, 2017.

According to the United States Census Bureau, Houston and Phoenix ranked fifth and twelfth, respectively, in the largest United States metropolitan statistical areas as of July 1, 2016. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2017.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	4.3%	4.4%	4.2%	4.1%	4.1%	4.1%
Houston (2)	4.9%	5.2%	4.8%	4.1%	4.3%	4.3%	(3)
Phoenix (2)	4.6%	4.3%	4.0%	3.7%	3.7%	3.9%	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2017.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2017

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2017	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	91%	$887	$13.42	$12.99
Anthem Marketplace	Phoenix	2000	113,293	95%	1,770	16.45	16.06
Bellnott Square	Houston	1982	73,930	36%	318	11.95	11.91
Bissonnet Beltway	Houston	1978	29,205	81%	312	13.19	13.10
BLVD Place	Houston	2014	216,944	100%	8,448	38.94	41.74
The Citadel	Phoenix	2013	28,547	91%	469	18.05	17.13
City View Village	San Antonio	2005	17,870	93%	457	27.50	29.42
Davenport Village	Austin	1999	128,934	93%	3,059	25.51	25.67
Desert Canyon	Phoenix	2000	62,533	87%	766	14.08	13.90
Eldorado Plaza	Dallas	2004	221,577	96%	3,076	14.46	15.89
Fountain Hills	Phoenix	2009	111,289	87%	1,686	17.41	17.50
Fountain Square	Phoenix	1986	118,209	91%	1,854	17.24	16.75
Fulton Ranch Towne Center	Phoenix	2005	120,575	83%	1,654	16.53	18.29
Gilbert Tuscany Village	Phoenix	2009	49,415	95%	842	17.94	19.00
Gilbert Tuscany Village Hard Corner	Phoenix	2009	14,603	—	—	—	—
Heritage Trace Plaza	Dallas	2006	70,431	98%	1,517	21.98	22.64
Headquarters Village	Dallas	2009	89,134	93%	2,374	28.64	30.06
Keller Place	Dallas	2001	93,541	94%	910	10.35	10.71
Kempwood Plaza	Houston	1974	93,161	82%	909	11.90	11.79
La Mirada	Phoenix	1997	147,209	80%	2,412	20.48	21.59
Lion Square	Houston	2014	117,592	96%	1,433	12.69	12.74
The Marketplace at Central	Phoenix	2012	111,130	99%	978	8.89	8.63
Market Street at DC Ranch	Phoenix	2003	242,459	92%	4,425	19.84	19.76
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	84%	1,369	13.73	16.56
Paradise Plaza	Phoenix	1983	125,898	94%	1,511	12.77	13.22
Parkside Village North	Austin	2005	27,045	100%	797	29.47	29.84
Parkside Village South	Austin	2012	90,101	100%	2,307	25.60	26.65
Pima Norte	Phoenix	2007	35,110	66%	400	17.26	18.08
Pinnacle of Scottsdale	Phoenix	1991	113,108	100%	2,366	20.92	21.58
Pinnacle Phase II	Phoenix	2017	27,063	91%	673	27.33	28.99
The Promenade at Fulton Ranch	Phoenix	2007	98,792	64%	1,110	17.56	17.81
Providence	Houston	1980	90,327	96%	820	9.46	9.62
Quinlan Crossing	Austin	2012	109,892	88%	2,068	21.38	22.44
Shaver	Houston	1978	21,926	100%	307	14.00	14.05
Shops at Pecos Ranch	Phoenix	2009	78,767	100%	1,620	20.57	20.59
Shops at Starwood	Dallas	2006	55,385	87%	1,351	28.04	30.18
The Shops at Williams Trace	Houston	1985	132,991	96%	1,898	14.87	15.11
South Richey	Houston	1980	69,928	95%	693	10.43	10.42
Spoerlein Commons	Chicago	1987	41,455	77%	687	21.52	21.12
The Strand at Huebner Oaks	San Antonio	2000	73,920	96%	1,536	21.65	21.93
SugarPark Plaza	Houston	1974	95,032	100%	1,151	12.11	11.83
Sunridge	Houston	1979	49,359	83%	458	11.18	11.96
Sunset at Pinnacle Peak	Phoenix	2000	41,530	89%	636	17.21	16.53
Terravita Marketplace	Phoenix	1997	102,733	95%	1,412	14.47	14.36

Whitestone REIT and Subsidiaries Property Details As of December 31, 2017 (continued)

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2017	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Torrey Square	Houston	1983	105,766	83%	749	8.53	8.79
Town Park	Houston	1978	43,526	100%	913	20.98	20.65
Village Square at Dana Park	Phoenix	2009	323,026	91%	6,152	20.93	20.89
Westchase	Houston	1978	50,332	84%	624	14.76	14.10
Williams Trace Plaza	Houston	1983	129,222	92%	1,763	14.83	14.85
Windsor Park	San Antonio	2012	196,458	97%	2,123	11.14	10.69
Woodlake Plaza	Houston	1974	106,169	88%	1,562	16.72	16.56
Total/Weighted Average - Whitestone Properties			4,897,822	91%	79,612	17.86	18.31
Whitestone Development Properties:
Seville	Phoenix	1990	90,042	82%	$2,442	$33.07	$34.05
Shops at Starwood Phase III	Dallas	2016	35,351	71%	751	29.92	38.33
Total/Weighted Average - Whitestone Development Properties (5)			125,393	79%	3,193	32.23	35.09

Total/Weighted Average - Whitestone Properties			5,023,215	90%	82,805	18.32	18.82

Pillarstone Properties:(4)
9101 LBJ Freeway	Dallas	1985	125,874	75%	$1,401	$14.84	$14.02
Corporate Park Northwest	Houston	1981	174,359	79%	1,805	13.10	13.12
Corporate Park West	Houston	1999	175,665	78%	1,540	11.24	11.27
Corporate Park Woodland	Houston	2000	99,937	97%	1,003	10.35	10.76
Corporate Park Woodland II	Houston	2000	16,220	88%	167	11.70	15.55
Dairy Ashford	Houston	1981	42,902	37%	110	6.93	7.56
Holly Hall Industrial Park	Houston	1980	90,000	91%	642	7.84	7.34
Holly Knight	Houston	1984	20,015	100%	375	18.74	18.94
Interstate 10 Warehouse	Houston	1980	151,000	86%	579	4.46	4.60
Main Park	Houston	1982	113,410	79%	540	6.03	6.69
Plaza Park	Houston	1982	105,530	64%	580	8.59	8.28
Uptown Tower	Dallas	1982	253,981	81%	4,152	20.18	20.12
Westbelt Plaza	Houston	1978	65,619	67%	492	11.19	10.78
Westgate Service Center	Houston	1984	97,225	99%	720	7.48	7.46
Total/Weighted Average - Pillarstone Properties			1,531,737	81%	14,106	11.37	11.39
Properties Held for Development:
Anthem Marketplace	Phoenix	N/A	—	—	$—	$—	$—
BLVD Phase II-B	Houston	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Properties Held For Development (6)			—	—	—	—	—

Grand Total/Weighted Average			6,554,952	88%	$96,911	$16.80	$17.20

(1)
Calculated as the tenant's actual December 31, 2017 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2017. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with GAAP, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2017 equaled approximately $190,000 for the month ended December 31, 2017.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2017. Excludes vacant space as of December 31, 2017.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2017, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases as of December 31, 2017.

(4)	As of December 31, 2017, we own 81.4% of Pillarstone and fully consolidate it on our financial statements.

(5)
Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant development, redevelopment or re-tenanting.

(6)	As of December 31, 2017, these parcels of land were held for development and, therefore, had no GLA.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2017, based upon consolidated annualized rental revenues at December 31, 2017.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Austin, Houston and Phoenix	$2,447	2.5%	11/14/1982, 5/8/1991, 7/1/2000, 4/1/2014, 4/1/2014 and 10/19/16	2020, 2020, 2021, 2022, 2024 and 2034
Whole Foods Market	Houston	2,042	2.1%	9/3/2014	2035
Frost Bank	Houston	1,845	1.9%	7/1/2014	2024
Newmark Real Estate of Houston LLC	Houston	1,164	1.2%	10/1/2015	2026
Bashas' Inc. (3)	Phoenix	936	1.0%	10/9/2004 and 4/1/2009	2024 and 2029
Walgreens & Co. (4)	Houston and Phoenix	927	1.0%	11/14/1982, 11/2/1987, 8/24/1996 and 11/3/1996	2022, 2027, 2049 and 2056
Verizon Wireless (5)	Houston and Phoenix	870	0.9%	8/16/1994, 2/1/2004, 5/10/2004, 1/27/2006 and 5/1/2014	2018, 2018, 2019, 2022 and 2024
Dollar Tree (6)	Houston and Phoenix	729	0.8%	3/1/1998, 8/10/1999, 6/29/2001, 11/8/2009, 12/17/2009, 4/4/2011 and 5/21/2013	2020, 2020, 2021, 2021, 2022, 2023 and 2027
Alamo Drafthouse Cinema	Austin	690	0.7%	2/1/2012	2027
Wells Fargo & Company (7)	Phoenix	681	0.7%	10/24/1996 and 4/16/1999	2018 and 2022
University of Phoenix	San Antonio	541	0.6%	10/18/2010	2018
Kroger Co.	Dallas	483	0.5%	12/15/2000	2022
Ross Dress for Less, Inc. (8)	Houston, Phoenix and San Antonio	472	0.5%	2/11/2009, 6/18/2012 and 2/7/2013	2020, 2023 and 2023
Ruth's Chris Steak House Inc.	Phoenix	466	0.5%	1/1/1991	2020
Paul's Ace Hardware	Phoenix	460	0.5%	3/1/2008	2023
		$14,753	15.4%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2017 for each applicable tenant multiplied by 12.

(2)
As of December 31, 2017, we had six leases with the same tenant occupying space at properties located in Phoenix, Houston and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $997,000, which represents approximately 1.0% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $42,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2021, was $344,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2020, was $321,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $318,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2020, was $425,000, which represents approximately 0.4% of our total annualized base rental revenue.

(3)
As of December 31, 2017, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $232,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $704,000, which represents approximately 0.7% of our total annualized base rental revenue.

(4)
As of December 31, 2017, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $169,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $181,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.3% of our total annualized rental revenue.

(5)
As of December 31, 2017, we had five leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on August 16, 1994, and is scheduled to expire in 2018, was $21,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on January 27, 2006, and is scheduled to expire in 2018, was $126,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 1, 2004, and is scheduled to expire in 2019, was $36,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 1, 2014, and is scheduled to expire in 2024, was $681,000, which represents approximately 0.7% of our total annualized rental revenue. The annualized rental revenue for the lease that commenced on May 10, 2004, and is scheduled to expire in 2022, was $6,000, which represents less than 0.1% of our total annualized base rental revenue.

(6)
As of December 31, 2017, we had seven leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on March 1, 1998, and is scheduled to expire in 2022, was $59,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2020, was $77,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2020, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2021, was $145,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 4, 2011, and is scheduled to expire in 2021, was $77,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 21, 2013, and is scheduled to expire in 2023, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $151,000, which represents approximately 0.2% of our total annualized base rental revenue.

(7)
As of December 31, 2017, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2022, was $131,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2018, was $550,000, which represents approximately 0.6% of our total annualized base rental revenue.

(8)
As of December 31, 2017, we had three leases with the same tenant occupying space at properties located in San Antonio, Phoenix and Houston. The annualized rental revenue for the lease that commenced on June 18, 2012, and is scheduled to expire in 2023, was $175,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 11, 2009, and is scheduled to expire in 2020, was $187,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 7, 2013, and is scheduled to expire in 2023, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2017
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2018	490	1,144,870	17.5%	$17,419	18.0%
2019	281	760,124	11.6%	13,637	14.1%
2020	262	983,868	15.0%	15,022	15.5%
2021	205	631,290	9.6%	10,945	11.3%
2022	192	736,363	11.2%	11,987	12.4%
2023	72	308,493	4.7%	4,421	4.6%
2024	51	416,292	6.4%	7,468	7.7%
2025	35	148,490	2.3%	3,093	3.2%
2026	21	164,033	2.5%	3,199	3.3%
2027	31	201,148	3.1%	3,970	4.1%
Total	1,640	5,494,971	83.9%	$91,161	94.2%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of March 1, 2018, we had 39,223,591 common shares of beneficial interest outstanding held by a total of 1,221 shareholders of record.

The following table sets forth the quarterly high, low and closing prices per share of our common shares for the years ended December 31, 2017 and 2016 as reported on the NYSE.

For the Year Ended December 31, 2017	High	Low	Close

First Quarter	$14.78	$12.89	$13.84
Second Quarter	$14.50	$10.80	$12.25
Third Quarter	$13.96	$11.82	$13.05
Fourth Quarter	$15.15	$12.97	$14.41

For the Year Ended December 31, 2016	High	Low	Close

First Quarter	$12.74	$9.44	$12.57
Second Quarter	$15.15	$12.35	$15.08
Third Quarter	$16.30	$13.41	$13.88
Fourth Quarter	$14.41	$12.13	$14.38

On March 2, 2018, the closing price of our common shares reported on the NYSE was $10.86 per share.

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

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share/unit) in each indicated quarter (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”). The following table summarized all of these repurchases during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	84,195	$13.05	N/A	N/A
November 1, 2017 through November 30, 2017	—	—	N/A	N/A
December 1, 2017 through December 31, 2017	86,917	14.41	N/A	N/A
Total	171,112	$13.74

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”) and to the Morgan Stanley Capital International US REIT Index (“REIT Index”) from December 31, 2012 to December 31, 2017. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index and REIT Index was $100 at December 31, 2012 and that all dividends were reinvested. The closing price of our common shares on December 31, 2012 (on which the graph is based) was $14.05. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	(in thousands, except per share data)
	2017	2016	2015	2014	2013
Operating Data:
Revenues	$125,959	$104,437	$93,416	$72,382	$60,492
Property expenses	42,110	34,092	31,335	25,152	22,678
General and administrative	23,949	23,922	20,312	15,274	10,912
Depreciation and amortization	27,240	22,457	19,761	15,725	13,100
Interest expense	23,651	19,239	14,910	10,579	9,975
Interest, dividend and other investment income	(410)	(429)	(313)	(90)	(136)
Income from continuing operations before loss on disposal of assets and income taxes	9,419	5,156	7,411	5,742	3,963
Provision for income taxes	(386)	(289)	(372)	(282)	(293)
Gain on sale of property	16	3,357	—	—	—
Loss on disposal of assets	(183)	(96)	(185)	(111)	(49)
Income from continuing operations	8,866	8,128	6,854	5,349	3,621
Income from discontinued operations	—	—	11	510	298
Gain on sale of properties from discontinued operations	—	—	—	1,887	—
Net income	8,866	8,128	6,865	7,746	3,919
Less: net income attributable to noncontrolling interests	532	197	116	160	125
Net income attributable to Whitestone REIT	$8,334	$7,931	$6,749	$7,586	$3,794

	Year Ended December 31,
	(in thousands, except per share data)
	2017	2016	2015	2014	2013
Earnings per share - basic
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.25	$0.23	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.10	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.25	$0.33	$0.21
Earnings per share - diluted
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.24	$0.22	$0.19
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.10	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.24	$0.32	$0.20
Balance Sheet Data:
Real estate (net)	$1,018,420	$813,052	$745,958	$602,068	$474,760
Real estate (net), discontinued operations	—	—	—	—	5,506
Other assets	53,312	42,157	36,127	30,137	26,446
Total assets	$1,071,732	$855,209	$782,085	$632,205	$506,712
Liabilities	$713,414	$587,566	$535,094	$418,882	$285,797
Whitestone REIT shareholders' equity	347,604	255,687	242,974	210,072	215,818
Noncontrolling interest in subsidiary	10,714	11,956	4,017	3,251	5,097
	$1,071,732	$855,209	$782,085	$632,205	$506,712
Other Data:
Proceeds from issuance of common shares	$118,412	$30,014	$49,649	$6,458	$63,887
Acquisitions of and additions to real estate (1)	231,120	91,785	163,050	142,065	137,024
Distributions per share (2)	1.13	1.13	1.13	1.13	1.12
Funds from operations (3)	35,039	27,031	26,696	21,920	17,314
Total occupancy at year end	88%	87%	87%	87%	87%
Average aggregate GLA	6,403	5,837	5,734	5,075	4,537
Average rent per square foot	$16.81	$15.45	$14.62	$13.57	$12.60

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

The following table sets forth a reconciliation of net income to FFO, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands, except per share data)
	2017	2016	2015	2014	2013
Net income attributable to Whitestone REIT	$8,334	$7,931	$6,749	$7,586	$3,794
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets (2)	26,290	22,179	19,646	15,950	13,339
Loss (gain) on sale or disposal of assets (2)	161	(3,261)	185	(1,776)	56
Net income attributable to redeemable operating partnership units (2)	254	182	116	160	125
FFO	$35,039	$27,031	$26,696	$21,920	$17,314

(1) Includes pro-rata share attributable to Pillarstone in 2017.

(2) Including amounts for discontinued operations.

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

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties®.  We define Community Centered Properties® as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

As of December 31, 2017, we owned or had a majority interest in 73 commercial properties consisting of:

Consolidated Operating Portfolio

•
51 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $898.9 million; and

•
as a result of the Contribution (as defined below), a majority interest in 14 consolidated properties that do not meet our Community Centered Properties® strategy containing approximately 1.5 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $59.5 million; and

Redevelopment, New Acquisitions Portfolio

•
two retail properties that meet our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $43.0 million; and

•	six parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $17.0 million.
As of December 31, 2017, we had an aggregate of 1,664 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.5% of our total revenues for the year ended December 31, 2017.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 366 new and renewal leases during 2017, totaling 991,308 square feet and $71.2 million in total lease value.

We employed 103 full-time employees as of December 31, 2017.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $125,959,000 for the year ended December 31, 2017 as compared to $104,437,000 for the year ended December 31, 2016, an increase of $21,522,000, or 21%. The year ended December 31, 2017 included $17,057,000 in increased revenues from Non-Same Store operations and $181,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. During the twelve months ended December 31, 2017, Same Store revenues increased $4,284,000. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2017 to the year ended December 31, 2016, Same Stores include properties owned from January 1, 2015 to December 31, 2016. Same Store average occupancy increased from 89.0% for the year ended December 31, 2016 to 89.5% for the year ended December 31, 2017. Same Store revenue rate per average leased square foot increased $0.81 for the year ended December 31, 2017 to $23.49 per average leased square foot as compared to the year ended December 31, 2016 revenue rate per average leased square foot of $22.68, increasing Same Store revenue by $3,143,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. We expect this trend to continue in 2018.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2017, approximately 29% of our GLA was subject to leases that expire prior to December 31, 2019.  Over the last three years, we have renewed expiring leases with respect to approximately 78% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

General and Administrative Expenses

On December 29, 2017, a shareholder of the Company notified us of its intention to nominate three trustees to our board of trustees at our 2018 Annual Meeting of Shareholders. Our board of trustees and the Nominating and Corporate Governance Committee continue to evaluate the proposed nominees. The process of this evaluation and any potential outcome could result in an increase in our general and administrative expenses compared to prior periods.

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

Property Dispositions. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, in December 2014, we sold three suburban office properties in Clear Lake, Texas that were part of the Legacy Portfolio, and in 2016, we sold three additional properties in the greater Houston area.

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone and Pillarstone REIT pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 Non-Core Properties that do not fit our Community Centered Property® strategy, to Pillarstone for aggregate consideration of approximately $84.0 million, consisting of (1) approximately $18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the Facility (see Note 9 to the accompanying consolidated financial statements); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

As of December 31, 2017, we owned approximately 81.4% of the total outstanding Pillarstone OP Units. Accordingly, we have consolidated Pillarstone in our consolidated balance sheets and related consolidated statement of operations and comprehensive income.

Property Acquisitions. On December 29, 2017, we acquired a 1.83 acre parcel of undeveloped land for $0.9 million in cash and net prorations. The undeveloped land parcel is the hard corner at our Eldorado Plaza property.

On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property® strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations. BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land. Revenue and net income attributable to BLVD Place of $9.3 million and $5.1 million, respectively, have been included in our results of operations for the year ended December 31, 2017.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property® strategy, for $46.6 million in cash and net prorations. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas. Revenue and net income attributable to Eldorado Plaza of $3.0 million and $1.6 million, respectively, have been included in our results of operations for the year ended December 31, 2017.

Hurricane Harvey. In August 2017, Hurricane Harvey impacted the South Texas region, including Houston, Texas. The majority of our Houston properties incurred minor damage and as a result, we recorded approximately $0.5 million in Harvey related repairs recorded in property operation and maintenance expense for the year ended December 31, 2017, with no insurance recoveries expected.

Leasing Activity

As of December 31, 2017, we owned or held a majority interest in 73 properties with 6,554,952 square feet of GLA, which were approximately 88% occupied. Our occupancy rate for all properties was approximately 87% occupied as of December 31, 2016. The following is a summary of the Company's leasing activity for the year ended December 31, 2017:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	213	548,695	3.1	$1.53	$15.58	$15.38	7.2%
New Leases	46	125,450	4.0	4.19	14.93	15.61	6.6%
Total	259	674,145	3.3	$2.02	$15.46	$15.42	7.1%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Total
Renewal Leases	220	574,186	3.2	$1.90	$15.79
New Leases	146	424,549	5.6	9.52	15.46
Total	366	998,735	4.2	$5.14	$15.65

(1)
Comparable leases represent leases signed on spaces for which there was a former tenant within the last twelve months and the new or renewal square footage was within 25% of the expired square footage.

(2)	Weighted average lease term (in years) is determined on the basis of square footage.

(3)
Estimated amount per signed leases. Actual cost of construction may vary. Does not include first generation costs for tenant improvements (“TI”) and leasing commission costs needed for new acquisitions, developement or redevelopment of a property to bring to operating standards for its intended use.

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company's capital expenditures for the years ended December 31 (in thousands):

	2017	2016
Capital expenditures:
Tenant improvements and allowances	$6,646	$5,708
Developments / redevelopments	6,519	13,702
Leasing commissions and costs	3,118	2,199
Maintenance capital expenditures	4,410	2,626
Total capital expenditures	$20,693	$24,235

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with GAAP.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  For a better understanding of our accounting policies, you should read Note 2 to our accompanying consolidated financial statements in conjunction with this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2017, approximately $439,000 and $277,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2016, approximately $324,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2015, approximately $106,000 and $69,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2017.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2017 and 2016, we had an allowance for uncollectible accounts of $9.1 million and $7.3 million, respectively. As of December 31, 2017, 2016 and 2015, we recorded bad debt expense in the amount of $2.3 million, $1.6 million and $2.0 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2017, 2016 and 2015, we recorded a margin tax provision of $0.4 million, $0.2 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $659.6 million and $540.0 million as compared to the book value of approximately $660.9 million and $545.5 million as of December 31, 2017 and 2016, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2017 and 2016. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge's change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2017, we consider our cash flow hedges to be highly effective.

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018 and do not expect this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $436,000 in legal related costs for the year ended December 31, 2017.

In March 2016, the FASB issued guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, balance sheet classification of awards and the classification on the statement of cash flows. We have adopted this guidance as of January 1, 2017. The main provision regarding excess tax benefits did not have an impact on our consolidated financial statements due to our status as a REIT for federal income tax purposes. We have elected to continue estimating the number of shares expected to vest in order to determine compensation cost, and we will continue to classify cash paid by us for employee taxes when common shares were repurchased to cover minimum statutory requirements under cash flows from financing activities.

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance effective January 1, 2018, and we will reconcile cash and cash equivalents and restricted cash and restricted cash equivalents on a retrospective basis, whereas under the previous guidance, we reported restricted cash and restricted cash equivalents under cash flows from financing activities.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a prospective basis beginning January 1, 2018 and believe the majority of our future acquisitions will qualify as asset acquisitions and the associated transaction costs will be capitalized as opposed to expensed under previous guidance.

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

During the year ended December 31, 2017, our cash provided from operating activities was $40,959,000 and our total dividends and distributions paid were $42,092,000. Therefore, we had distributions in excess of cash flow from operations of approximately $1,133,000. The Facility includes a $300 million unsecured borrowing capacity under a revolving credit facility, two $50 million term loans and one $100 million term loan. The Facility also includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the Facility will provide adequate capital for our distributions working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

As discussed in Note 2 to the accompanying consolidated financial statements, pursuant to the term of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 9 to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. Amounts in the cash management account are classified as restricted cash.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $7,817,000 at December 31, 2017, as compared to $4,168,000 at December 31, 2016.  The increase of $3,649,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $40,959,000 for the year ended December 31, 2017;

•	Net proceeds of $118,412,000 from issuance of common shares;

•	Net proceeds of $45,600,000 from the Facility;

•	Proceeds of $26,000 from sales of properties;

•	Proceeds of $513,000 from sales of marketable securities;

Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP unit holders of $42,092,000;

•	Real estate acquisitions of $125,468,000;

•	Additions to real estate of $17,575,000;

•	Change in restricted cash of $149,000;

•	Payments of loan origination costs of $695,000;

•	Payments of loans of $11,543,000; and

•	Repurchase of common shares of $4,339,000.

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

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”) for an at-the-market distribution program. Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. For the year ended December 31, 2017, we sold 1,324,038 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $18.6 million. In connection with such sales, we paid compensation of approximately $0.3 million to the sales agents. For the year ended December 31, 2016, we sold 2,063,697 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $30.0 million. In connection with such sales, we paid compensation of approximately $0.5 million to the sales agents.

Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2017	2016
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,740	$9,980
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	—
$37.0 million 3.76% Note, due December 1, 2020 (5)	33,148	34,166
$6.5 million 3.80% Note, due January 1, 2019	5,842	6,019
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,360	19,708
$14.0 million 4.34% Note, due September 11, 2024	13,944	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,058	16,298
$15.1 million 4.99% Note, due January 6, 2024	14,865	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	—	7,869
$2.6 million 5.46% Note, due October 1, 2023	2,472	2,512
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	232,200	186,600
Total notes payable principal	660,929	545,512
Less deferred financing costs, net of accumulated amortization	(1,861)	(1,492)
	$659,068	$544,020

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(5)	Promissory notes were assumed by Pillarstone in December 2016 (see Note 5 to the accompanying consolidated financial statements).

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

Our mortgage debt was collateralized by 20 operating properties as of December 31, 2017 with a combined net book value of $340.6 million and 19 operating properties as of December 31, 2016 with a combined net book value of $189.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On May 26, 2017, we, through our subsidiary, Whitestone BLVD Place LLC, a Delaware limited liability company, issued a $80.0 million promissory note to American General Life Insurance Company (the “BLVD Note”). The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. Proceeds from the BLVD Note were used to fund a portion of the purchase price of the acquisition of BLVD Place (see Note 4 to the accompanying consolidated financial statements).

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets Corp., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured revolving credit facility. On October 30, 2015, we, through our Operating Partnership, entered into the First Amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent. We refer to the 2014 Facility, as amended by the First Amendment, as the “Facility.”

Pursuant to the First Amendment, the Company made the following amendments to the 2014 Facility:

•	extended the maturity date of the $300.0 million unsecured revolving credit facility under the 2014 Facility (the “Revolver”) to October 30, 2019 from November 7, 2018;

•	converted $100.0 million of outstanding borrowings under the Revolver to a new $100 million unsecured term loan under the 2014 Facility (“Term Loan 3”) with a maturity date of October 30, 2022;

•	extended the maturity date of the first $50.0 million unsecured term loan under the 2014 Facility (“Term Loan 1”) to October 30, 2020 from February 17, 2017; and

•
extended the maturity date of the second $50.0 million unsecured term loan under the 2014 Facility (“Term Loan 2” and together with Term Loan 1 and Term Loan 3, the “Term Loans”) to January 29, 2021 from November 7, 2019.

Borrowings under the Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2017, the interest rate was 3.30%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.95% for the Revolver and 1.35% to 2.25% for the Term Loans. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700.0 million, upon the satisfaction of certain conditions. The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of December 31, 2017, $432.2 million was drawn on the Facility and our unused borrowing capacity was $67.8 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of December 31, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

Certain other of our loans are subject to customary covenants.  As of December 31, 2017, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2017 are due during the following years:

Amount Due
Year	(in thousands)

2018	$12,208
2019	240,249
2020	82,827
2021	51,918
2022	102,007
Thereafter	171,720
Total	$660,929

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

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations (see Note 9 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2018)	1 - 3 years (2019 - 2020)	3 - 5 years (2021 - 2022)	More than 5 years (after 2022)
Long-Term Debt - Principal	$660,929	$12,208	$323,076	$153,925	$171,720
Long-Term Debt - Fixed Interest	80,790	15,223	28,954	18,200	18,413
Long-Term Debt - Variable Interest (1)	14,049	7,663	6,386	—	—
Unsecured Credit Facility - Unused commitment fee (2)	249	136	113	—	—
Operating Lease Obligations	57	33	20	4	—
Total	$756,074	$35,263	$358,549	$172,129	$190,133

As of December 31, 2017, Pillarstone had the following contractual obligations included in the consolidated contractual obligations:

		Payment due by period (in thousands)
Pillarstone Contractual Obligations	Total	Less than 1 year (2018)	1 - 3 years (2019 - 2020)	3 - 5 years (2021 - 2022)	More than 5 years (after 2022)
Long-Term Debt - Principal	$49,206	$1,343	$32,662	$631	$14,570
Long-Term Debt - Fixed Interest	7,921	2,019	3,882	1,481	539
Long-Term Debt - Variable Interest (3)	937	511	426	—	—
Total	$58,064	$3,873	$36,970	$2,112	$15,109

(1)
As of December 31, 2017, we had one loan totaling $232.2 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.95%, which reflects our new interest rates under our 2014 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2017, of 1.37%.

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2017 balance of $432.2 million.

(3)
The variable interest relates to Pillarstone Properties remaining in the Facility. As of December 31, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

Distributions

During 2017, we paid distributions to our common shareholders and OP unit holders of $42.1 million, compared to $32.6 million in 2016.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2017 and 2016:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table provides a general comparison of our results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Number of properties wholly-owned and operated	59	55
Aggregate GLA (sq. ft.)(1)	5,023,215	4,557,425
Ending occupancy rate - wholly-owned operating portfolio(1)	91%	90%
Ending occupancy rate - all wholly-owned properties	90%	89%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio	81%	81%

Total property revenues	$125,959	$104,437
Total property expenses	42,110	34,092
Total other expenses	74,430	65,189
Provision for income taxes	386	289
Gain on sale of properties	(16)	(3,357)
Loss on disposal of assets	183	96
Income from continuing operations	8,866	8,128
Income from discontinued operations	—	—
Net income	8,866	8,128
Less: Net income attributable to noncontrolling interests	532	197
Net income attributable to Whitestone REIT	$8,334	$7,931

Funds from operations core(2)	$47,090	$39,379
Property net operating income (3)	83,849	70,345
Distributions paid on common shares and OP units	41,713	32,640
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a % of funds from operations	89%	83%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations to net income, see “Funds From Operations” below.

(3)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $125,959,000 for the year ended December 31, 2017 as compared to $104,437,000 for the year ended December 31, 2016, an increase of $21,522,000, or 21%. The year ended December 31, 2017 included $17,057,000 in increased revenues from Non-Same Store operations and $181,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. During the twelve months ended December 31, 2017, Same Store revenues increased $4,284,000. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2017 to the year ended December 31, 2016, Same Stores include properties owned from January 1, 2016 to December 31, 2017. Same Store average occupancy increased from 89.0% for the year ended December 31, 2016 to 89.5% for the year ended December 31, 2017. Same Store revenue rate per average leased square foot increased $0.81 for the year ended December 31, 2017 to $23.49 per average leased square foot as compared to the year ended December 31, 2016 revenue rate per average leased square foot of $22.68, increasing Same Store revenue by $3,143,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $42,110,000 for the year ended December 31, 2017, as compared to $34,092,000 for the year ended December 31, 2016, an increase of $8,018,000, or 24%. Property expenses for the year ended December 31, 2017 included Same Store, Non-Same Store and Consolidated Partnership amounts of $29,809,000, $5,126,000 and $7,175,000, respectively. Property expenses for the year ended December 31, 2016 included Same Store, Non-Same Store and Consolidated Partnership amounts of $27,078,000, $607,000 and $6,407,000, respectively. The primary components of total property expenses, Same Store property expenses and Non-Same Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,
Overall Property Expenses	2017	2016	Increase	% Increase
Real estate taxes	$17,897	$14,383	$3,514	24%
Utilities	5,514	4,868	646	13%
Contract services	7,186	5,941	1,245	21%
Repairs and maintenance	5,052	3,802	1,250	33%
Bad debt	2,356	1,589	767	48%
Labor and other	4,105	3,509	596	17%
Total	$42,110	$34,092	$8,018	24%

	Year Ended December 31,
Same Store Property Expenses	2017	2016	Increase	% Increase
Real estate taxes	$12,883	$11,873	$1,010	9%
Utilities	3,738	3,423	315	9%
Contract services	4,988	4,865	123	3%
Repairs and maintenance	3,733	2,921	812	28%
Bad debt	1,742	1,367	375	27%
Labor and other	2,725	2,629	96	4%
Total	$29,809	$27,078	$2,731	10%

	Year Ended December 31,
Non-Same Store Property Expenses	2017	2016	Increase	% Increase
Real estate taxes	$2,422	$190	$2,232	1,175%
Utilities	614	101	513	508%
Contract services	1,054	84	970	1,155%
Repairs and maintenance	406	77	329	427%
Bad debt	225	17	208	1,224%
Labor and other	405	138	267	193%
Total	$5,126	$607	$4,519	744%

Real estate taxes.  Real estate taxes increased $3,514,000, or 24%, during the year ended December 31, 2017 as compared to 2016. The $3,514,000 increase was comprised of increases of $2,232,000 in Non-Same Store expense, $1,010,000 in Same Store expense and $272,000 in our Consolidated Partnership properties. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $646,000, or 13%, during the year ended December 31, 2017 as compared to 2016. The $646,000 increase was comprised of increases of $513,000 in Non-Same Store expense and $315,000 in Same Store expenses, offset by a decrease of $182,000 in our Consolidated Partnership properties.

Contract services. Contract services increased $1,245,000, or 21%, during the year ended December 31, 2017 as compared to 2016. The $1,245,000 increase was comprised of increases of $970,000 in Non-Same Store expense, $123,000 in Same Store expense and $152,000 in our Consolidated Partnership properties.

Repairs and maintenance. Repairs and maintenance increased $1,250,000, or 33%, during the year ended December 31, 2017 as compared to 2016. The $1,250,000 increase was comprised of increases of $329,000 in Non-Same Store expense, $812,000 in Same Store expense and $109,000 in our Consolidated Partnership properties.

Bad debt.  Bad debt for the year ended December 31, 2017 increased $767,000, or 48%, as compared to 2016. The $767,000 increase was comprised of increases of $208,000 in Non-Same Store expense, $375,000 in Same Store expense and $184,000 in our Consolidated Partnership properties.

Labor and other.  Labor and other expenses increased $596,000, or 17%, for year ended December 31, 2017 as compared to 2016. The $596,000 increase was comprised of increases of $267,000 in Non-Same Store expense, $96,000 in Same Store expense and $233,000 in our Consolidated Partnership properties.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store and Consolidated Partnership property net operating income and net income are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Same Store (49 properties excluding development land)
Property revenues
Rental revenues	$67,706	$65,340	$2,366	4%
Other revenues	23,456	21,538	1,918	9%
Total property revenues	91,162	86,878	4,284	5%

Property expenses
Property operation and maintenance	16,926	15,205	1,721	11%
Real estate taxes	12,883	11,873	1,010	9%
Total property expenses	29,809	27,078	2,731	10%

Total same store net operating income	61,353	59,800	1,553	3%

Non-Same Store (4 properties excluding development land)
Property revenues
Rental revenues	13,960	1,796	12,164	677%
Other revenues	5,396	503	4,893	973%
Total property revenues	19,356	2,299	17,057	742%

Property expenses
Property operation and maintenance	2,704	417	2,287	548%
Real estate taxes	2,422	190	2,232	1,175%
Total property expenses	5,126	607	4,519	744%

Total Non-Same Store net operating income	14,230	1,692	12,538	741%

Consolidated Partnership (14 properties)
Property revenues
Rental revenues	12,902	12,932	(30)	0%
Other revenues	2,539	2,328	211	9%
Total property revenues	15,441	15,260	181	1%

Property expenses
Property operation and maintenance	4,583	4,087	496	12%
Real estate taxes	2,592	2,320	272	12%
Total property expenses	7,175	6,407	768	12%

Total Consolidated Partnership net operating income	8,266	8,853	(587)	(7)%

Total property net operating income	83,849	70,345	13,504	19%

Less total other expenses, provision for income taxes and loss on disposal of assets	74,983	62,217	12,766	21%

Net income	$8,866	$8,128	$738	9%

Other expenses.  Our other expenses were $74,430,000 for the year ended December 31, 2017, as compared to $65,189,000 for the year ended December 31, 2016, an increase of $9,241,000, or 14%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative	$23,949	$23,922	$27	0%
Depreciation and amortization	27,240	22,457	4,783	21%
Interest expense	23,651	19,239	4,412	23%
Interest, dividend and other investment income	(410)	(429)	19	(4)%
Total other expenses	$74,430	$65,189	$9,241	14%

General and administrative.  General and administrative expenses increased approximately $27,000 for the year ended December 31, 2017 as compared to 2016. The increase in general and administrative expenses included increased salaries and benefits costs of $282,000, increased share-based compensation of $179,000 and increased professional fees of $133,000, offset by decreased acquisition expenses and other expenses of $541,000 and $26,000, respectively.

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2017 and 2016 was $10.4 million and $10.2 million, respectively. We expect to record approximately $5.6 million in share-based compensation subsequent to the year ended December 31, 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 18 months.

Depreciation and amortization.  Depreciation and amortization increased $4,783,000, or 21%, for the year ended December 31, 2017 as compared to 2016. Non-Same Store depreciation increased $2,649,000, Consolidated Partnership depreciation decreased $264,000 and Same Store depreciation increased $1,810,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation on corporate assets and amortization of commission costs increased $60,000.

Interest expense.  Interest expense increased $4,412,000, or 23%, for the year ended December 31, 2017 as compared to 2016.  An increase in our average outstanding notes payable balance of $97,534,000 accounted for $3,366,000 in increased interest expense, and an increase in our effective interest rate to 3.62% for the year ended December 31, 2017 as compared to 3.45% for the year ended December 31, 2016, resulting in a $1,016,000 increase in interest expense. Amortization of loan fees increased interest expense by $30,000 for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $19,000, or 4%, for the year ended December 31, 2017 as compared to 2016. During the year ended December 31, 2017, our interest income increased $79,000, our gains on sales of investments in available-for-sale securities decreased $91,000 and our dividend income decreased $7,000 as compared to the amounts realized during the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table provides a general comparison of our results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Number of properties wholly-owned and operated	55	56
Aggregate GLA (sq. ft.)(1)	4,557,425	4,424,774
Ending occupancy rate - wholly-owned operating portfolio(1)	90%	90%
Ending occupancy rate - all wholly-owned properties	89%	89%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio(2)	81%	81%

Total property revenues	$104,437	$93,416
Total property expenses	34,092	31,335
Total other expenses	65,189	54,670
Provision for income taxes	289	372
Gain on sale of properties	(3,357)	—
Loss on disposal of assets	96	185
Income from continuing operations	8,128	6,854
Income from discontinued operations	—	11
Gain on sale of property from discontinued operations	—	—
Net income	8,128	6,865
Less: Net income attributable to noncontrolling interests	197	116
Net income attributable to Whitestone REIT	$7,931	$6,749

Funds from operations core(2)	$39,379	$35,754
Property net operating income (3)	70,345	62,081
Distributions paid on common shares and OP units	32,640	28,946
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a % of funds from operations	83%	81%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations to net income, see “Funds From Operations” below.

(3)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

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

	Year Ended December 31,
Overall Property Expenses	2016	2015	Increase	% Increase
Real estate taxes	$14,383	$12,637	$1,746	14%
Utilities	4,868	4,788	80	2%
Contract services	5,941	5,297	644	12%
Repairs and maintenance	3,802	3,253	549	17%
Bad debt	1,589	2,025	(436)	(22)%
Labor and other	3,509	3,335	174	5%
Total	$34,092	$31,335	$2,757	9%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2016	2015	(Decrease)	(Decrease)
Real estate taxes	$8,701	$8,740	$(39)	0%
Utilities	2,997	3,046	(49)	(2)%
Contract services	4,310	3,840	470	12%
Repairs and maintenance	2,707	2,463	244	10%
Bad debt	838	1,065	(227)	(21)%
Labor and other	2,407	2,403	4	0%
Total	$21,960	$21,557	$403	2%

	Year Ended December 31,
Non-Same Store Property Expenses	2016	2015	Increase	% Increase
Real estate taxes	$3,362	$1,459	$1,903	130%
Utilities	527	300	227	76%
Contract services	639	351	288	82%
Repairs and maintenance	290	167	123	74%
Bad debt	546	462	84	18%
Labor and other	361	157	204	130%
Total	$5,725	$2,896	$2,829	98%

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

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store and Consolidated Partnership property net operating income and net income are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Same Store (40 properties excluding development land)
Property revenues
Rental revenues	$55,374	$53,438	$1,936	4%
Other revenues	17,161	16,255	906	6%
Total property revenues	72,535	69,693	2,842	4%

Property expenses
Property operation and maintenance	13,259	12,817	442	3%
Real estate taxes	8,701	8,740	(39)	0%
Total property expenses	21,960	21,557	403	2%

Total same store net operating income	50,575	48,136	2,439	5%

Non-Same Store (10 properties excluding development land)
Property revenues
Rental revenues	11,762	5,507	6,255	114%
Other revenues	4,880	2,727	2,153	79%
Total property revenues	16,642	8,234	8,408	102%

Property expenses
Property operation and maintenance	2,363	1,437	926	64%
Real estate taxes	3,362	1,459	1,903	130%
Total property expenses	5,725	2,896	2,829	98%

Total Non-Same Store net operating income	10,917	5,338	5,579	105%

Consolidated Partnership (14 properties)
Property revenues
Rental revenues	12,932	12,898	34	0%
Other revenues	2,328	2,591	(263)	(10)%
Total property revenues	15,260	15,489	(229)	(1)%

Property expenses
Property operation and maintenance	4,087	4,444	(357)	(8)%
Real estate taxes	2,320	2,438	(118)	(5)%
Total property expenses	6,407	6,882	(475)	(7)%

Total Consolidated Partnership net operating income	8,853	8,607	246	3%

Total property net operating income	70,345	62,081	8,264	13%

Less total other expenses, provision for income taxes and loss on disposal of assets	62,217	55,227	6,990	13%

Income from continuing operations	8,128	6,854	1,274	19%
Income from discontinued operations, net of taxes	—	11	(11)	(100)%
Net income	$8,128	$6,865	$1,263	18%

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO AND FFO CORE	2017	2016	2015
Net income attributable to Whitestone REIT	$8,334	$7,931	$6,749
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets (2)	26,290	22,179	19,646
Loss (gain) on disposal or sale of assets (2)	161	(3,261)	185
Net income attributable to redeemable operating partnership units (2)	254	182	116
FFO	$35,039	$27,031	$26,696
Share-based compensation expense	$10,426	$10,247	$7,339
Acquisition costs	1,625	2,101	1,719
FFO Core	$47,090	$39,379	$35,754

(1)	Includes pro-rata share attributable to Pillarstone in 2017.

(2)	Includes amounts from discontinued operations.

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2017	2016	2015
Net income attributable to Whitestone REIT	$8,334	$7,931	$6,749
General and administrative expenses	23,949	23,922	20,312
Depreciation and amortization	27,240	22,457	19,761
Interest expense	23,651	19,239	14,910
Interest, dividend and other investment income	(410)	(429)	(313)
Provision for income taxes	386	289	372
Gain on sale of properties	(16)	(3,357)	—
Loss on sale or disposal of assets	183	96	185
Income from discontinued operations	—	—	(11)
Net income attributable to noncontrolling interests	532	197	116
NOI	$83,849	$70,345	$62,081

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of December 31, 2017.

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

Fixed Interest Rate Debt

As of December 31, 2017, $428.7 million, or approximately 65%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2017 of approximately 3.81% per annum with expirations ranging from 2018 to 2027 (see Note 9 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $17.0 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2017, $232.2 million, or approximately 35%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $2.3 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2017, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2018 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2018 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	868,815	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	868,815

(1)	Excludes 3,119,221 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “2008 Plan”).

(2)
Pursuant to the 2008 Plan, the maximum aggregate number of common shares that may be issued under the 2008 Plan will be increased upon each issuance of common shares by the Company so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of common shares of the Company and OP units issued and outstanding (other than units issued to or held by the Company). At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan will become effective on July 30, 2018, which is the day after the 2008 Plan expires.

(3)	Excludes 8,333 restricted common shares issued to trustees outside the 2008 Plan.
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2018 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2018 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2018 Annual Meeting of Shareholders.

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

10.23
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed February 10, 2009)

10.24
Agreement of Purchase and Sale between Whitestone REIT Operating Partnership, L.P. and Bank One, Chicago, NA, as trustee for Midwest Development Venture IV dated December 18, 2008 (previously filed and incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.25+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Daryl J. Carter (previously filed and incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.26+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Daniel G. DeVos (previously filed and incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.27+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Donald F. Keating (previously filed and incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.28+
Trustee Restricted Common Share Grant Agreement (Time Vested) between Whitestone REIT and Jack L. Mahaffey (previously filed and incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.29
Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.30
Modification of Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.31
Limited Guarantee dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.32
Promissory Note between Whitestone Featherwood LLC and Viewpoint Bank dated March 31, 2011 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 5, 2011)

10.33
Assumption Agreement among U.S. National Bank Association, Scottsdale Pinnacle LP, Howard Bankchik, Steven J. Fogel, Whitestone Pinnacle of Scottsdale, LLC and Whitestone REIT Operating Partnership, LP and Whitestone REIT, dated December 22, 2011 (previously filed and incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

10.34+
First Amendment to the Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2011)

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

10.42+
Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.43+
Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.44
Amended and Restated Credit Agreement between Whitestone REIT Operating Partnership, L.P. and Bank of Montreal dated November 7, 2014 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 12, 2014)

10.45+
Change in Control Agreement between Whitestone REIT and Christine J. Mastandrea (previously filed and incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, filed March 2, 2015)

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

10.59
Agreement of Purchase and Sale, dated as of March 21, 2017, between Whitestone REIT Operating Partnership, L.P. and Phase II Boulevard Place, LP (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 4, 2017).

10.60
Operating Partnership, L.P. and Phase II Boulevard Place, LP (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 4, 2017).

10.61	Operating Partnership, L.P. and Phase II Boulevard Place, LP (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed August 4, 2017).

10.62+	2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 12, 2017).

12.1*	Statement of Calculation of Consolidated Ratio of Earnings to Fixed Charges

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101. SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

________________________

*    Filed herewith.
**    Furnished herewith.

***    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

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

WHITESTONE REIT
Date:	March 6, 2018	By:	/s/ James C. Mastandrea
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

March 6, 2018	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 6, 2018	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 6, 2018	/s/ Nandita Berry
Nandita Berry, Trustee

March 6, 2018	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 6, 2018	/s/ Najeeb A. Khan
Najeeb A. Khan, Trustee

March 6, 2018	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

March 6, 2018	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 6, 2018	/s/ David F. Taylor
David F. Taylor, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2017, including the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein. Lastly, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these Consolidated Financial Statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the Consolidated Financial Statements included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditor since 2002.

Houston, Texas
March 6, 2018

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS(1)
Real estate assets, at cost
Property	$1,149,454	$920,310
Accumulated depreciation	(131,034)	(107,258)
Total real estate assets	1,018,420	813,052
Cash and cash equivalents	7,817	4,168
Restricted cash	205	56
Marketable securities	32	517
Escrows and acquisition deposits	10,104	6,620
Accrued rents and accounts receivable, net of allowance for doubtful accounts	23,504	19,951
Unamortized lease commissions and loan costs	8,422	8,083
Prepaid expenses and other assets	3,228	2,762
Total assets	$1,071,732	$855,209
LIABILITIES AND EQUITY(2)
Liabilities:
Notes payable	$659,068	$544,020
Accounts payable and accrued expenses	35,995	28,692
Tenants' security deposits	6,885	6,125
Dividends and distributions payable	11,466	8,729
Total liabilities	713,414	587,566
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,221,773 and 29,468,563 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	38	29
Additional paid-in capital	521,314	396,494
Accumulated deficit	(176,684)	(141,695)
Accumulated other comprehensive gain	2,936	859
Total Whitestone REIT shareholders' equity	347,604	255,687
Noncontrolling interests:
Redeemable operating partnership units	10,800	11,941
Noncontrolling interest in Consolidated Partnership	(86)	15
Total noncontrolling interests	10,714	11,956
Total equity	358,318	267,643
Total liabilities and equity	$1,071,732	$855,209

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands, except per share data)

	December 31,
	2017	2016
(1) Assets of consolidated Variable Interest Entities included in the total assets above:
Real estate assets, at cost
Property	$95,146	$92,338
Accumulated depreciation	(35,980)	(32,533)
Total real estate assets	59,166	59,805
Cash and cash equivalents	2,812	1,236
Escrows and acquisition deposits	2,188	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	2,364	2,313
Unamortized lease commissions and loan costs	1,265	1,150
Prepaid expenses and other assets	65	82
Total assets	$67,860	$66,860

(2) Liabilities of consolidated Variable Interest Entities included in the total liabilities above:
Notes payable	$48,840	$50,001
Accounts payable and accrued expenses	3,494	3,481
Tenants' security deposits	1,191	996
Total liabilities	$53,525	$54,478

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Property revenues
Rental revenues	$94,568	$80,068	$71,843
Other revenues	31,391	24,369	21,573
Total property revenues	125,959	104,437	93,416

Property expenses
Property operation and maintenance	24,213	19,709	18,698
Real estate taxes	17,897	14,383	12,637
Total property expenses	42,110	34,092	31,335

Other expenses (income)
General and administrative	23,949	23,922	20,312
Depreciation and amortization	27,240	22,457	19,761
Interest expense	23,651	19,239	14,910
Interest, dividend and other investment income	(410)	(429)	(313)
Total other expense	74,430	65,189	54,670

Income before gain (loss) on sale or disposal of properties or assets and income taxes	9,419	5,156	7,411

Provision for income taxes	(386)	(289)	(372)
Gain on sale of properties	16	3,357	—
Loss on sale or disposal of assets	(183)	(96)	(185)
Income from continuing operations	8,866	8,128	6,854

Income from discontinued operations	—	—	11
Income from discontinued operations	—	—	11

Net income	8,866	8,128	6,865

Redeemable operating partnership units	254	182	116
Non-controlling interests in Consolidated Partnership	278	15	—
Less: Net income attributable to noncontrolling interests	532	197	116

Net income attributable to Whitestone REIT	$8,334	$7,931	$6,749

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.25
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.25
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.24
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.24

Weighted average number of common shares outstanding:
Basic	35,428	27,618	24,631
Diluted	36,255	28,383	25,683

Distributions declared per common share / OP unit	$1.1400	$1.1400	$1.1400

Consolidated Statements of Comprehensive Income

Net income	$8,866	$8,128	$6,865

Other comprehensive gain (loss)

Unrealized gain on cash flow hedging activities	2,022	929	46
Unrealized gain (loss) on available-for-sale marketable securities	118	82	(85)

Comprehensive income	11,006	9,139	6,826

Less: Net income attributable to noncontrolling interests	532	197	116
Less: Comprehensive gain (loss) attributable to noncontrolling interests	63	23	(1)

Comprehensive income attributable to Whitestone REIT	$10,411	$8,919	$6,711

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

							Noncontrolling Interests
									General
					Accumulated		Redeemable		Partner's
			Additional		Other	Total	Operating		Interest in
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Partnership		Consolidated	Total
	Shares	Amount	Capital	Deficit	Gain/(Loss)	Equity	Units	Dollars	Partnership	Equity

Balance, December 31, 2014	22,836	$23	$304,078	$(93,938)	$(91)	$210,072	398	$3,251	$—	$213,323
Exchange of noncontrolling interest OP units for common shares	21	—	173	—	1	174	(21)	(174)	—	—
Issuance of common shares under dividend reinvestment plan	7	—	95	—	—	95	—	—	—	95
Issuance of common shares, net of offering costs	3,750	4	49,645	—	—	49,649	—	—	—	49,649
Issuance of OP units	—	—	—	—	—	—	120	1,333	—	1,333
Repurchase of common shares (1)	(101)	—	(1,357)	—	—	(1,357)	—	—	—	(1,357)
Shared-based compensation	478	—	7,337	—	—	7,337	—	—	—	7,337
Distributions	—	—	—	(29,706)	—	(29,706)	—	(509)	—	(30,215)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	45	45	—	1	—	46
Unrealized loss on change in fair value of available-for sale marketable securities	—	—	—	—	(84)	(84)	—	(1)	—	(85)
Net income	—	—	—	6,749	—	6,749	—	116	—	6,865
Balance, December 31, 2015	26,991	27	359,971	(116,895)	(129)	242,974	497	4,017	—	246,991
Exchange of noncontrolling interest OP units for common shares	15	—	125	—	—	125	(15)	(125)	—	—
Issuance of common shares under dividend reinvestment plan	9	—	114	—	—	114	—	—	—	114
Issuance of common shares, net of offering costs	2,064	2	30,012	—	—	30,014	—	—	—	30,014
Issuance of OP units	—	—	—	—	—	—	621	8,738	—	8,738
Repurchase of common shares (1)	(282)	—	(3,948)	—	—	(3,948)	—	—	—	(3,948)
Share-based compensation	671	—	10,231	—	—	10,231	—	—	—	10,231
Distributions	—	—	—	(32,731)	—	(32,731)	—	(905)	—	(33,636)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	908	908	—	21	—	929
Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	80	80	—	2	—	82
Reallocation of ownership percentage between parent and subsidiary	—	—	(11)	—	—	(11)	—	11	—	—
Net income	—	—	—	7,931	—	7,931	—	182	15	8,128
Balance, December 31, 2016	29,468	29	396,494	(141,695)	859	255,687	1,103	11,941	15	267,643
Exchange of noncontrolling interest OP units for common shares	19	—	206	—	—	206	(19)	(206)	—	—
Issuance of common shares under dividend reinvestment plan	9	—	127	—	—	127	—	—	—	127
Issuance of common shares - ATM Program, net of offering costs	1,324	1	18,516	—	—	18,517	—	—	—	18,517
Issuance of common shares - overnight offering, net of offering costs	8,019	8	99,887	—	—	99,895	—	—	—	99,895
Repurchase of common shares (1)	(324)	—	(4,339)	—	—	(4,339)	—	—	—	(4,339)
Share-based compensation	707	—	10,410	—	—	10,410	—	—	—	10,410
Distributions	—	—	—	(43,323)	—	(43,323)	—	(1,239)	(379)	(44,941)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	1,962	1,962	—	60	—	2,022
Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	115	115	—	3	—	118
Reallocation of ownership percentage between parent and subsidiary	—	—	13	—	—	13	—	(13)	—	—
Net income	—	—	—	8,334	—	8,334	—	254	278	8,866
Balance, December 31, 2017	39,222	$38	$521,314	$(176,684)	$2,936	$347,604	1,084	$10,800	$(86)	$358,318

(1)
During the years ended December 31, 2017, 2016 and 2015, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income from continuing operations	$8,866	$8,128	$6,854
Net income from discontinued operations	—	—	11
Net income	8,866	8,128	6,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,240	22,457	19,761
Amortization of deferred loan costs	1,283	1,554	1,212
Amortization of notes payable discount	508	391	295
Loss (gain) on sale of marketable securities	91	—	(44)
Loss (gain) on sale or disposal of assets and properties	167	(3,261)	185
Bad debt expense	2,340	1,585	1,974
Share-based compensation	10,410	10,231	7,337
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(3,484)	48	(2,576)
Accrued rent and accounts receivable	(5,893)	(6,070)	(5,606)
Unamortized lease commissions	(2,864)	(2,638)	(1,918)
Prepaid expenses and other assets	536	1,047	394
Accounts payable and accrued expenses	999	4,837	7,419
Tenants' security deposits	760	871	882
Net cash provided by operating activities	40,959	39,180	36,169
Net cash provided by operating activities of discontinued operations	—	—	11
Cash flows from investing activities:
Acquisitions of real estate	(125,468)	(60,616)	(147,950)
Additions to real estate	(17,575)	(22,036)	(12,719)
Proceeds from sales of properties	26	6,897	—
Proceeds from sales of marketable securities	513	—	496
Net cash used in investing activities	(142,504)	(75,755)	(160,173)
Net cash used in investing activities of discontinued operations	—	—	—
Cash flows from financing activities:
Distributions paid to common shareholders	(40,472)	(31,911)	(28,457)
Distributions paid to OP unit holders	(1,241)	(729)	(489)
Distributions paid to noncontrolling interest in Consolidated Partnership	(379)	—	—
Proceeds from issuance of common shares, net of offering costs	118,412	30,014	49,649
Net proceeds from credit facility	45,600	59,000	107,500
Repayments of notes payable	(11,543)	(14,335)	(2,847)
Payments of loan origination costs	(695)	—	(1,534)
Change in restricted cash	(149)	65	(121)
Repurchase of common shares	(4,339)	(3,948)	(1,357)
Net cash provided by financing activities	105,194	38,156	122,344
Net cash provided by financing activities of discontinued operations	—	—	—
Net increase (decrease) in cash and cash equivalents	3,649	1,581	(1,649)
Cash and cash equivalents at beginning of period	4,168	2,587	4,236
Cash and cash equivalents at end of period	$7,817	$4,168	$2,587

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,541	$18,287	$13,470
Cash paid for taxes	$337	$284	$315
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$1,036	$690	$57
Financed insurance premiums	$1,115	$1,060	$1,057
Value of shares issued under dividend reinvestment plan	$127	$114	$95
Value of common shares exchanged for OP units	$206	$125	$174
Change in fair value of available-for-sale securities	$118	$82	$85
Change in fair value of cash flow hedge	$2,022	$929	$(46)
Acquisition of real estate in exchange for OP units	$—	$8,738	$1,333
Reallocation of ownership percentage between parent and subsidiary	$13	$11	$—
Debt issued with acquisitions of real estate	$80,000	$—	$—

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2017, 2016 and 2015, we owned or held a majority interest in 73, 69, and 70 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

These properties consist of:

Consolidated Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

•
through our 81.4% majority interest in our consolidated subsidiary, Pillarstone Capital REIT Operating Partnership LP (“Pillarstone”) an interest in 14 consolidated properties that do not meet our Community Centered Properties® strategy.

Redevelopment, New Acquisitions Portfolio

•	two retail properties that meet our Community Centered Properties® strategy; and

•	six parcels of land held for future development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2017, 2016 and 2015, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. We also consolidate a variable interest entity (“VIE”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. See Note 5 for additional disclosure on our VIE.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $10.4 million, $10.2 million and $7.3 million in share-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2017 and 2016 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2017 and 2016, there were net book credit balances of $0.8 million and $1.5 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2017, approximately $439,000 and $277,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2016, approximately $324,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2015, approximately $106,000 and $69,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2017.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2017 and 2016, we had an allowance for uncollectible accounts of $9.1 million and $7.3 million, respectively. As of December 31, 2017, 2016 and 2015, we recorded bad debt expense in the amount of $2.3 million, $1.6 million and $2.0 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2017, 2016 and 2015, we recorded a margin tax provision of $0.4 million, $0.2 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $659.6 million and $540.0 million as compared to the book value of approximately $660.9 million and $545.5 million as of December 31, 2017 and 2016, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2017 and 2016. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge's change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2017, we consider our cash flow hedges to be highly effective.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018 and do not expect this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $436,000 in legal related costs for the year ended December 31, 2017.

In March 2016, the FASB issued guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, balance sheet classification of awards and the classification on the statement of cash flows. We have adopted this guidance as of January 1, 2017. The main provision regarding excess tax benefits did not have an impact on our consolidated financial statements due to our status as a REIT for federal income tax purposes. We have elected to continue estimating the number of shares expected to vest in order to determine compensation cost, and we will continue to classify cash paid by us for employee taxes when common shares were repurchased to cover minimum statutory requirements under cash flows from financing activities.

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance effective January 1, 2018, and we will reconcile cash and cash equivalents and restricted cash and restricted cash equivalents on a retrospective basis, whereas under the previous guidance, we reported restricted cash and restricted cash equivalents under cash flows from financing activities.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a prospective basis beginning January 1, 2018 and believe the majority of our future acquisitions will qualify as asset acquisitions and the associated transaction costs will be capitalized as opposed to expensed under previous guidance.

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of December 31, 2017, 2016 and 2015. Available-for-sale securities consist of the following (in thousands):

	December 31, 2017
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$50	$—	$(18)	$32
Total available-for-sale securities	$50	$—	$(18)	$32

	December 31, 2016
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$654	$—	$(137)	$517
Total available-for-sale securities	$654	$—	$(137)	$517

During the years ended December 31, 2017 and 2015, available-for-sale securities were sold for total proceeds of $513,000 and $496,000, respectively. The gross realized gains and losses on these sales totaled $5,000 and $96,000, respectively, in 2017, and $44,000 and $0, respectively, in 2015. During the year ended December 31, 2016, no available-for-sale securities were sold. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $18,000 and $137,000 for the years ended December 31, 2017 and 2016, respectively, has been included in accumulated other comprehensive income.

4.  REAL ESTATE

As of December 31, 2017, we owned or held a majority interest in 73 commercial properties in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 6.6 million square feet of gross leasable area (“GLA”).

Property Acquisitions. On December 29, 2017, we acquired a 1.83 acre parcel of undeveloped land for $0.9 million in cash and net prorations. The undeveloped land parcel is the hard corner at our Eldorado Plaza property.

On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property® strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations. BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land. Revenue and net income attributable to BLVD Place of $9.3 million and $5.1 million, respectively, have been included in our results of operations for the year ended December 31, 2017.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property® strategy, for $46.6 million in cash and net prorations. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas. Revenue and net income attributable to Eldorado Plaza of $3.0 million and $1.6 million, respectively, have been included in our results of operations for the year ended December 31, 2017.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

On August 26, 2015, we acquired Keller Place, a property that meets our Community Centered Property® strategy, for approximately $12.0 million in cash and net prorations. The 93,541 square foot property was 92% leased at the time of purchase and is located in the Keller suburb of Fort Worth, Texas.

On August 26, 2015, we acquired Quinlan Crossing, a property that meets our Community Centered Property® strategy, for approximately $37.5 million in cash and net prorations. The 109,892 square foot property was 95% leased at the time of purchase and is located in Austin, Texas.

On July 2, 2015, we acquired Parkside Village North, a property that meets our Community Centered Property® strategy, for approximately $12.5 million in cash and net prorations. The 27,045 square foot property was 100% leased at the time of purchase and is located in Austin, Texas.

On July 2, 2015, we acquired Parkside Village South, a property that meets our Community Centered Property® strategy, for approximately $32.5 million in cash and net prorations. The 90,101 square foot property was 100% leased at the time of purchase and is located in Austin, Texas.

On May 27, 2015, we acquired Davenport Village, a property that meets our Community Centered Property® strategy, for approximately $45.5 million in cash and net prorations. The 128,934 square foot property was 85% leased at the time of purchase and is located in Austin, Texas.

On March 31, 2015, we acquired City View Village, a property that meets our Community Centered Property® strategy, for approximately $6.3 million in cash and net prorations. The 17,870 square foot property was 100% leased at the time of purchase and is located in San Antonio, Texas.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended December 31, 2017, 2016 and 2015 were acquired on January 1, 2015. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Total property revenues	$133,663	$129,385	$127,485
Net income	$11,600	$16,978	$18,219
Net income attributable to Whitestone REIT (1)	$10,990	$16,583	$17,912

Basic Earnings Per Share:	$0.28	$0.45	$0.53

Diluted Earnings Per Share:	$0.27	$0.44	$0.52

Weighted-average common shares outstanding:
Basic (2)	37,933	35,637	32,650
Diluted (2)	38,760	36,402	33,702

(1)
Net income attributable to Whitestone REIT reflects historical ownership percentages and does not reflect the effects of the April Offering (as defined in Note 14), assuming the sale of the common shares took place on January 1, 2015, as the related impact on ownership percentage is minimal.

(2)	Pro forma weighted averages reflect the April Offering, assuming the sale of the common shares took place on January 1, 2015.

Acquisition costs. Acquisition-related costs of $1.6 million, $2.1 million and $1.7 million are included in general and administrative expenses in our income statements for the years ended December 31, 2017, 2016 and 2015, respectively.

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of December 31, 2017, we had incurred approximately $5,200,000 in construction costs, including approximately $565,000 in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased at year end and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

As of December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of December 31, 2017, we had incurred approximately $8.0 million in construction costs, including approximately $1.0 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 71% leased at year end and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

Hurricane Harvey. In August 2017, Hurricane Harvey impacted the South Texas region, including Houston, Texas. The majority of our Houston properties incurred minor damage and as a result, we recorded approximately $0.5 million in Harvey related repairs recorded in property operation and maintenance expense for the year ended December 31, 2017, with no insurance recoveries expected.

5. VARIABLE INTEREST ENTITIES

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 Non-Core Properties that do not fit our Community Centered Property® strategy, to Pillarstone for aggregate consideration of approximately $84.0 million, consisting of (1) approximately 18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2014 Facility (as defined in Note 9); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

As of December 31, 2017, we owned approximately 81.4% of the total outstanding units of Pillarstone. Additionally, certain of our Named Executive Officers and Trustees serve as Officers and Trustees of Pillarstone REIT. We have determined that we are the primary beneficiary of Pillarstone, through our power to direct the activities of Pillarstone, additional working capital required by Pillarstone under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we account for Pillarstone as a VIE and fully consolidate in our consolidated financial statements.

The carrying amounts and classification of certain assets and liabilities for Pillarstone in our consolidated balance sheets as of December 31, 2017 and 2016, consists of the following (in thousands):

	December 31,
	2017	2016
Real estate assets, at cost
Property	$95,146	$92,338
Accumulated depreciation	(35,980)	(32,533)
Total real estate assets	59,166	59,805
Cash and cash equivalents	2,812	1,236
Escrows and acquisition deposits	2,188	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts(1)	2,364	2,313
Unamortized lease commissions and loan costs	1,265	1,150
Prepaid expenses and other assets(2)	65	82
Total assets	$67,860	$66,860

Liabilities
Notes payable(3)	$48,840	$50,001
Accounts payable and accrued expenses(4)	3,494	3,481
Tenants' security deposits	1,191	996
Total liabilities	$53,525	$54,478

(1)	Excludes approximately $1.3 million and $0.5 million in accounts receivable due from Whitestone that were eliminated in consolidation as of December 31, 2017 and 2016, respectively.

(2)	Excludes approximately $0.9 million in prepaid expenses due from Whitestone that were eliminated in consolidation as of December 31, 2016.

(3)	Excludes approximately $15.5 million and $15.5 million in notes payable due to Whitestone that were eliminated in consolidation as of December 31, 2017 and 2016, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

(4)	Excludes approximately $1.0 million and $0.3 million in accounts payable due to Whitestone that were eliminated in consolidation as of December 31, 2017 and 2016, respectively.

6.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2017	2016
Tenant receivables	$15,124	$12,972
Accrued rents and other recoveries	17,527	14,237
Allowance for doubtful accounts	(9,147)	(7,258)
Totals	$23,504	$19,951

7.  UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2017	2016
Leasing commissions	$10,797	$8,720
Deferred legal cost	436	—
Deferred financing cost	4,071	4,071
Total cost	15,304	12,791
Less: leasing commissions accumulated amortization	(4,753)	(3,597)
Less: deferred legal cost accumulated amortization	(66)	—
Less: deferred financing cost accumulated amortization	(2,063)	(1,111)
Total cost, net of accumulated amortization	$8,422	$8,083

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs	Deferred Financing Costs	Total
2018	$1,516	$79	$855	$2,450
2019	1,276	69	369	1,714
2020	1,065	56	359	1,480
2021	835	44	235	1,114
2022	602	35	190	827
Thereafter	750	87	—	837
Total	$6,044	$370	$2,008	$8,422

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

8.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence as of December 31, 2017 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2018	$91,716
2019	79,580
2020	65,752
2021	52,117
2022	39,386
Thereafter	147,748
Total	$476,299

9.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2017	2016
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,740	$9,980
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	—
$37.0 million 3.76% Note, due December 1, 2020 (5)	33,148	34,166
$6.5 million 3.80% Note, due January 1, 2019	5,842	6,019
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,360	19,708
$14.0 million 4.34% Note, due September 11, 2024	13,944	14,000
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	16,058	16,298
$15.1 million 4.99% Note, due January 6, 2024	14,865	15,060
$9.2 million, Prime Rate less 2.00% Note, due December 29, 2017 (6)	—	7,869
$2.6 million 5.46% Note, due October 1, 2023	2,472	2,512
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (7)	232,200	186,600
Total notes payable principal	660,929	545,512
Less deferred financing costs, net of accumulated amortization	(1,861)	(1,492)
	$659,068	$544,020

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

Our mortgage debt was collateralized by 20 operating properties as of December 31, 2017 with a combined net book value of $340.6 million and 19 operating properties as of December 31, 2016 with a combined net book value of $189.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

On May 26, 2017, we, through our subsidiary, Whitestone BLVD Place LLC, a Delaware limited liability company, issued a $80.0 million promissory note to American General Life Insurance Company (the “BLVD Note”). The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. Proceeds from the BLVD Note were used to fund a portion of the purchase price of the acquisition of BLVD Place (See Note 4).

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets Corp., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured revolving credit facility. On October 30, 2015, we, through our Operating Partnership, entered into the First Amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent . We refer to the 2014 Facility, as amended by the First Amendment, as the “Facility.”

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

Borrowings under the Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2017, the interest rate was 3.30%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.95% for the Revolver and 1.35% to 2.25% for the Term Loans. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2017, $432.2 million was drawn on the Facility and our unused borrowing capacity was $67.8 million, assuming that we use the proceeds of the Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of December 31, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

Certain other of our loans are subject to customary covenants.  As of December 31, 2017, we were in compliance with all loan covenants.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

Annual maturities of notes payable as of December 31, 2017 are due during the following years:

Amount Due
Year	(in thousands)
2018	$12,208
2019	240,249
2020	82,827
2021	51,918
2022	102,007
Thereafter	171,720
Total	$660,929

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations:

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2018)	1 - 3 years (2019 - 2020)	3 - 5 years (2021 - 2022)	More than 5 years (after 2022)
Long-Term Debt - Principal	$660,929	$12,208	$323,076	$153,925	$171,720
Long-Term Debt - Fixed Interest	80,790	15,223	28,954	18,200	18,413
Long-Term Debt - Variable Interest (1)	14,049	7,663	6,386	—	—
Unsecured credit facility - Unused commitment fee (2)	249	136	113	—	—
Operating Lease Obligations	57	33	20	4	—
Total	$756,074	$35,263	$358,549	$172,129	$190,133

As of December 31, 2017, Pillarstone had the following contractual obligations included in the consolidated contractual obligations:

		Payment due by period (in thousands)
Pillarstone Contractual Obligations	Total	Less than 1 year (2018)	1 - 3 years (2019 - 2020)	3 - 5 years (2021 - 2022)	More than 5 years (after 2022)
Long-Term Debt - Principal	$49,206	$1,343	$32,662	$631	$14,570
Long-Term Debt - Fixed Interest	7,921	2,019	3,882	1,481	539
Long-Term Debt - Variable Interest (3)	937	511	426	—	—
Total	$58,064	$3,873	$36,970	$2,112	$15,109

(1)
As of December 31, 2017, we had one loan totaling $232.2 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.95%, which reflects our new interest rates under the Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2017, of 1.37%.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

(2)
The unused commitment fees on the Facility, payable quarterly, are based on the average daily unused amount of the Facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for the Facility based on our December 31, 2017 balance of $432.2 million.

(3)
The variable interest relates to Pillarstone properties remaining in the Facility. As of December 31, 2017, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

10.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
December 31, 2017	Accounts payable and accrued expenses	$(3,036)
December 31, 2016	Accounts payable and accrued expenses	$(662)

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Year ended December 31, 2017	$2,022	Interest expense	$(1,575)
Year ended December 31, 2016	$929	Interest expense	$(2,385)
Year ended December 31, 2015	$46	Interest expense	$(991)

(1)
Amounts represent the effective portions of our interest rate swaps. We did not recognize any ineffective portion of our interest rate swaps in earnings for the years ended December 31, 2017, 2016 and 2015.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2017, 2016 and 2015, 1,088,292, 642,132 and 429,809 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2017, 2016 and 2015, distributions of $472,000, $636,000 and $564,000, respectively, were made to the holders of certain restricted common shares, $16,000, $16,000 and $36,000 of which were charged against earnings, respectively.  See Note 15 for information related to restricted common shares under the 2008 Plan.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator:
Net income	$8,866	$8,128	$6,854
Less: Net income attributable to noncontrolling interests	(532)	(197)	(116)
Distributions paid on unvested restricted shares	(456)	(620)	(528)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	7,878	7,311	6,210
Income from discontinued operations	—	—	11
Less: Net income attributable to noncontrolling interests	—	—	—
Income from discontinued operations attributable to Whitestone REIT	—	—	11
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$7,878	$7,311	$6,221

Denominator:
Weighted average number of common shares - basic	35,428	27,618	24,631
Effect of dilutive securities:
Unvested restricted shares	827	765	1,052
Weighted average number of common shares - dilutive	36,255	28,383	25,683

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.25
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.25
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.24
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.22	$0.26	$0.24

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

12.  FEDERAL INCOME TAXES

Federal income taxes are not provided because we intend to and believe we qualify as a REIT under the provisions of the Code and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders.  Our shareholders include their proportionate taxable income in their individual tax returns.  As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2017	2016	2015
Ordinary income (unaudited)	15.3%	49.0%	60.9%
Return of capital (unaudited)	84.7%	33.7%	37.7%
Capital gain distributions (unaudited)	—%	17.3%	1.4%
Total	100.0%	100.0%	100.0%

13.  RELATED PARTY TRANSACTIONS

The Contribution. Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 77.9% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of the Company, also serves as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 26.3% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, also serves as a Trustee of Pillarstone REIT. The Contribution is pursuant to the Company’s strategy of recycling capital by disposing of Non-Core Properties that do not fit the Company’s Community Centered Property® strategy and the terms of the Contribution Agreement, the OP Unit Purchase Agreement, the Tax Protection Agreement and the Contribution were determined through arm’s-length negotiations. The Contribution was unanimously approved and recommended by a special committee of independent Trustees of the Company. See Note 5 for additional disclosure on the Contribution.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”) for an at-the-market distribution program. Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. For the year ended December 31, 2017, we sold 1,324,038 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $18.6 million. In connection with such sales, we paid compensation of approximately $0.3 million to the sales agents. For the year ended December 31, 2016, we sold 2,063,697 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $30.0 million. In connection with such sales, we paid compensation of approximately $0.5 million to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2017, we owned a 97.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2017 and 2016, there were 40,184,532 and 30,450,377 OP units outstanding, respectively.  We owned 39,100,951 and 29,347,741 OP units as of December 31, 2017 and 2016, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 97.0%, 97.8% and 98.3% for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017 and 2016, 19,055 and 15,450 OP units, respectively, were redeemed for an equal number of common shares.

     Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

2016
Fourth Quarter	$0.2850	$8,305	$0.2850	$314	$8,619
Third Quarter	0.2850	8,109	0.2850	138	8,247
Second Quarter	0.2850	7,786	0.2850	138	7,924
First Quarter	0.2850	7,711	0.2850	139	7,850
Total	$1.1400	$31,911	$1.1400	$729	$32,640

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units for certain of our employees. The modified time-based shares vested annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment is required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. If the performance targets are not met prior to December 31, 2018, any unvested performance-based restricted common shares and restricted common share units will be forfeited.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2017 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2017	2,044,334	$14.48
Granted	1,354,534	12.92
Modified to new agreements	—	—
Modified from existing agreements	—	—
Vested	(881,710)	14.55
Forfeited	(35,827)	14.38
Non-vested at December 31, 2017	2,481,331	$13.60
Available for grant at December 31, 2017	868,815

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2017, 2016 and 2015 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2017	1,354,534	$12.92	(881,710)	$12,829
Year Ended December 31, 2016	545,778	$14.85	(734,261)	$10,577
Year Ended December 31, 2015	327,122	$13.49	(348,786)	$4,969

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2017, 2016 and 2015 was $10.4 million, $10.2 million and $7.3 million, respectively.

Based on our current financial projections, we expect approximately 83% of the unvested awards, exclusive of 965,000 CIC Units, to vest over the next 24 months. As of December 31, 2017, there was approximately $2.3 million in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of 15 months, $2.8 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 24 months and approximately $0.5 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 3 months beginning on January 1, 2018.

We expect to record approximately $5.6 million in share-based compensation subsequent to the year ended December 31, 2017. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 18 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company's TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2017, the TSR Peer Group Ranking called for 200% attainment. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company's dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan will become effective on July 30, 2018, which is the day after the 2008 Plan expires.

16. GRANTS TO TRUSTEES

On December 12, 2017, each of our six independent trustees and one trustee emeritus was granted 3,000 common shares, which vest immediately and are prorated based on date appointed. The 16,281 common shares granted to our trustees had a grant fair value of $14.46 per share. On December 12, 2017, three of our independent trustees each elected to receive a total of 2,320 common shares with a grant date fair value of $14.46 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2017 was determined using quoted prices available on the date of grant.

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
December 31, 2017

19.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Revenues	$28,267	$30,208	$33,653	$33,831
Net income	$1,557	$2,144	$3,140	$2,025
Net income attributable to Whitestone REIT	$1,440	$1,983	$2,993	$1,921
Basic Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.05	$0.05	$0.07	$0.05
Diluted Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.04	$0.05	$0.07	$0.05

2016
Revenues	$25,435	$25,129	$25,508	$28,365
Net income	$5,088	$1,509	$964	$567
Net income attributable to Whitestone REIT	$4,997	$1,484	$949	$532
Basic Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.18	$0.05	$0.03	$0.01
Diluted Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.18	$0.05	$0.03	$0.01

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

20. SUBSEQUENT EVENTS

On February 27, 2018, we completed the sale of Bellnott Square, located in Houston, Texas, for $4.7 million. This disposition was pursuant to our strategy of recycling capital by disposing of Non-Core Properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property strategy. We expect to record a gain on sale of approximately $0.3 million in 2018. We have not included Bellnott Square as held for sale at December 31, 2017 as it did not meet the definition of discontinued operations.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2017

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2017	$7,258	$2,340	$(451)	$9,147
Year ended December 31, 2016	6,647	1,585	(974)	7,258
Year ended December 31, 2015	4,964	1,974	(291)	6,647

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying			Building and
Property Name	Land	Improvements	(net)	Costs	Land		Improvements		Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$365	$—	$5,126		$4,451		$9,577
Anthem Marketplace	4,790	17,973	319	—	4,790		18,292		23,082
Bellnott Square	1,154	4,638	554	—	1,154		5,192		6,346
Bissonnet Beltway	415	1,947	448	—	415		2,395		2,810
BLVD Place	63,893	90,942	93	—	63,893		91,035		154,928
The Citadel	472	1,777	2,593	—	472		4,370		4,842
City View Village	2,044	4,149	11	—	2,044		4,160		6,204
Davenport Village	11,367	34,101	972	—	11,367		35,073		46,440
Desert Canyon	1,976	1,704	1,485	—	1,976		3,189		5,165
Eldorado Plaza	16,551	30,746	67	—	16,551		30,813		47,364
Fountain Hills Plaza	5,113	15,340	199	—	5,113		15,539		20,652
Fountain Square	5,573	9,828	2,224	—	5,573		12,052		17,625
Fulton Ranch Towne Center	7,604	22,612	1,957	—	7,604		24,569		32,173
Gilbert Tuscany Village	1,767	3,233	1,721	—	1,767		4,954		6,721
Gilbert Tuscany Village Hard Corner	856	794	9	—	856		803		1,659
Heritage Trace Plaza	6,209	13,821	300	—	6,209		14,121		20,330
Headquarters Village	7,171	18,439	873	—	7,171		19,312		26,483
Keller Place	5,977	7,577	465	—	5,977		8,042		14,019
Kempwood Plaza	733	1,798	1,750	—	733		3,548		4,281
La Mirada	12,853	24,464	441	—	12,853		24,905		37,758
Lion Square	1,546	4,289	4,260	—	1,546		8,549		10,095
The Marketplace at Central	1,305	5,324	1,328	—	1,305		6,652		7,957
Market Street at DC Ranch	9,710	26,779	3,925	—	9,710		30,704		40,414
Mercado at Scottsdale Ranch	8,728	12,560	865	—	8,728		13,425		22,153
Paradise Plaza	6,155	10,221	1,155	—	6,155		11,376		17,531
Parkside Village North	3,877	8,629	249	—	3,877		8,878		12,755
Parkside Village South	5,562	27,154	345	—	5,562		27,499		33,061
Pima Norte	1,086	7,162	2,151	517	1,086	—	9,830	—	10,916
Pinnacle of Scottsdale	6,648	22,466	1,649	—	6,648		24,115		30,763
Pinnacle of Scottsdale Phase II	883	4,659	1,157	565	883	—	6,381	—	7,264
The Promenade at Fulton Ranch	5,198	13,367	212	—	5,198		13,579		18,777
Providence	918	3,675	1,287	—	918		4,962		5,880
Quinlan Crossing	9,561	28,683	146	—	9,561		28,829		38,390
Shaver	184	633	82	—	184		715		899
Shops at Pecos Ranch	3,781	15,123	747	—	3,781		15,870		19,651
Shops at Starwood	4,093	11,487	281	—	4,093		11,768		15,861
The Shops at Williams Trace	5,920	14,297	256	—	5,920		14,553		20,473
South Richey	778	2,584	1,856	—	778		4,440		5,218
Spoerlein Commons	2,340	7,296	868	—	2,340		8,164		10,504
The Strand at Huebner Oaks	5,805	12,335	275	—	5,805		12,610		18,415
SugarPark Plaza	1,781	7,125	1,046	—	1,781		8,171		9,952
Sunridge	276	1,186	524	—	276		1,710		1,986
Sunset at Pinnacle Peak	3,610	2,734	725	—	3,610		3,459		7,069
Terravita Marketplace	7,171	9,392	798	—	7,171		10,190		17,361
Torrey Square	1,981	2,971	1,287	—	1,981		4,258		6,239
Town Park	850	2,911	397	—	850		3,308		4,158
Village Square at Dana Park	10,877	40,250	3,133	—	10,877		43,383		54,260
Westchase	423	1,751	3,142	—	423		4,893		5,316

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Williams Trace Plaza	6,800	14,003	255	—	6,800	14,258	21,058
Windsor Park	2,621	10,482	8,884	—	2,621	19,366	21,987
Woodlake Plaza	1,107	4,426	2,254	—	1,107	6,680	7,787
	$283,219	$645,923	$62,385	$1,082	$283,219	$709,390	$992,609

Development Properties:
Seville	$6,913	$25,518	$497	$—	$6,913	$26,015	32,928
Shops at Starwood Phase III	1,818	7,069	1,323	954	1,818	9,346	11,164
Total - Development Properties(3)	$8,731	$32,587	$1,820	$954	$8,731	$35,361	$44,092

Total Whitestone Properties	$291,950	$678,510	$64,205	$2,036	$291,950	$744,751	$1,036,701

Pillarstone Properties:
9101 LBJ Freeway(4)	$1,597	$6,078	$1,513	$—	$1,597	$7,591	$9,188
Corporate Park Northwest	1,534	6,306	2,268	—	1,534	8,574	10,108
Corporate Park West	2,555	10,267	1,615	—	2,555	11,882	14,437
Corporate Park Woodland	652	5,330	830	—	652	6,160	6,812
Corporate Park Woodland II	2,758	—	26	—	2,758	26	2,784
Dairy Ashford	226	1,211	49	—	226	1,260	1,486
Holly Hall Industrial Park	608	2,516	395	—	608	2,911	3,519
Holly Knight	320	1,293	402	—	320	1,695	2,015
Interstate 10 Warehouse	208	3,700	495	—	208	4,195	4,403
Main Park	1,328	2,721	1,113	—	1,328	3,834	5,162
Plaza Park	902	3,294	1,141	—	902	4,435	5,337
Uptown Tower(5)	1,621	15,551	4,975	—	1,621	20,526	22,147
Westbelt Plaza	568	2,165	958	—	568	3,123	3,691
Westgate Service Center	672	2,776	1,175	—	672	3,951	4,623
Total - Pillarstone Properties	$15,549	$63,208	$16,955	$—	$15,549	$80,163	$95,712

Land Held for Development:
Anthem Marketplace	$204	$—	$—	$—	$204	$—	$204
BLVD Place Phase II-B	10,500	—	420	—	10,500	420	10,920
Dana Park Development	4,000	—	25	—	4,000	25	4,025
Eldorado Plaza Development	911	—	—	—	911	—	911
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Total - Land Held for Development	$16,596	$—	$445	$—	$16,596	$445	$17,041

Grand Totals	$324,095	$741,718	$81,605	$2,036	$324,095	$825,359	$1,149,454

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Whitestone Properties:
Ahwatukee Plaza		$783		8/16/2011	5-39 years
Anthem Marketplace	(6)	2,178		6/28/2013	5-39 years
Bellnott Square		2,144		1/1/2002	5-39 years
Bissonnet Beltway		1,771		1/1/1999	5-39 years
BLVD Place	(7)	1,360		5/26/2017	5-39 years
The Citadel		1,496		9/28/2010	5-39 years
City View Village		293		3/31/2015	5-39 years
Davenport Village		2,431		5/27/2015	5-39 years
Desert Canyon		593		4/13/2011	5-39 years
Eldorado Plaza		460		5/3/2017	5-39 years
Fountain Hills Plaza		1,735		10/7/2013	5-39 years
Fountain Square		1,859		9/21/2012	5-39 years
Fulton Ranch Towne Center		1,877		11/5/2014	5-39 years
Gilbert Tuscany Village		1,320		6/28/2011	5-39 years
Gilbert Tuscany Village Hard Corner		73		8/28/2015	5-39 years
Heritage Trace Plaza		1,310		7/1/2014	5-39 years
Headquarters Village	(8)	2,474		3/28/2013	5-39 years
Keller Place		481		8/26/2015	5-39 years
Kempwood Plaza		1,400		2/2/1999	5-39 years
La Mirada		789		9/30/2016	5-39 years
Lion Square		4,088		1/1/2000	5-39 years
The Marketplace at Central		1,439		11/1/2010	5-39 years
Market Street at DC Ranch		3,670		12/5/2013	5-39 years
Mercado at Scottsdale Ranch		1,668		6/19/2013	5-39 years
Paradise Plaza	(9)	1,692		8/8/2012	5-39 years
Parkside Village North		580		7/2/2015	5-39 years
Parkside Village South		1,817		7/2/2015	5-39 years
Pima Norte		2,514		10/4/2007	5-39 years
Pinnacle of Scottsdale	(10)	4,045		12/22/2011	5-39 years
Pinnacle of Scottsdale Phase II		219	3/31/2017		5-39 years
The Promenade at Fulton Ranch		1,111		11/5/2014	5-39 years
Providence		2,095		3/30/2001	5-39 years
Quinlan Crossing		1,732		8/26/2015	5-39 years
Shaver		327		12/17/1999	5-39 years
Shops at Pecos Ranch	(11)	2,155		12/28/2012	5-39 years
Shops at Starwood	(12)	1,882		12/28/2011	5-39 years
The Shops at Williams Trace		1,164		12/24/2014	5-39 years
South Richey		2,101		8/25/1999	5-39 years
Spoerlein Commons		1,998		1/16/2009	5-39 years
The Strand at Huebner Oaks		1,115		9/19/2014	5-39 years
SugarPark Plaza		2,769		9/8/2004	5-39 years
Sunridge		788		1/1/2002	5-39 years
Sunset at Pinnacle Peak		589		5/29/2012	5-39 years
Terravita Marketplace	(13)	1,763		8/8/2011	5-39 years
Torrey Square		2,416		1/1/2000	5-39 years
Town Park		1,950		1/1/1999	5-39 years
Village Square at Dana Park	(14)	6,160		9/21/2012	5-39 years
Westchase		1,897		1/1/2002	5-39 years

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Williams Trace Plaza		1,114		12/24/2014	5-39 years
Windsor Park		7,796		12/16/2003	5-39 years
Woodlake Plaza	(17)	2,282		3/14/2005	5-39 years
		$93,763

Development Properties:
Seville		$838		9/30/2016	5-39 years
Shops at Starwood Phase III		257	12/31/2016		5-39 years
Total - Development Properties(3)		$1,095

Total - Whitestone Properties		$94,858

Pillarstone Properties:
9101 LBJ Freeway(4)		$2,710		8/10/2005	5-39 years
Corporate Park Northwest		3,679		1/1/2002	5-39 years
Corporate Park West	(15)	4,959		1/1/2002	5-39 years
Corporate Park Woodland	(15)	3,331	11/1/2000		5-39 years
Corporate Park Woodland II		5		10/17/2013	5-39 years
Dairy Ashford	(15)	686		1/1/1999	5-39 years
Holly Hall Industrial Park	(15)	1,356		1/1/2002	5-39 years
Holly Knight		1,090		8/1/2000	5-39 years
Interstate 10 Warehouse	(15)	2,852		1/1/1999	5-39 years
Main Park	(15)	1,957		1/1/1999	5-39 years
Plaza Park	(15)	2,352		1/1/2000	5-39 years
Uptown Tower(5)	(16)	7,504		11/22/2005	5-39 years
Westbelt Plaza	(15)	1,981		1/1/1999	5-39 years
Westgate Service Center	(15)	1,714		1/1/2002	5-39 years
Total - Pillarstone Properties		$36,176

Land Held for Development:
Anthem Marketplace		$—		6/28/2013	Land - Not Depreciated
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Total		$131,034

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2017	2016	2015
Balance at beginning of period	$920,310	$835,538	$673,655
Additions during the period:
Acquisitions	213,545	69,749	150,331
Improvements	17,575	22,036	12,653
	231,120	91,785	162,984
Deductions - cost of real estate sold or retired	(1,976)	(7,013)	(1,101)
Balance at close of period	$1,149,454	$920,310	$835,538

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes for Whitestone is $1,027,360 and $84,646 for Pillarstone.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(4)	This property includes improvements and accumulated depreciation of approximately $385,000 and $77,000, respectively, related to Whitestone leased spaces.

(5)	This property includes improvements and accumulated depreciation of approximately $181,000 and $119,000, respectively, related to Whitestone leased spaces.

(6)	This property secures a $15.1 million mortgage note.

(7)	This property secures a $80.0 million mortgage note.

(8)	This property secures a $19.0 million mortgage note.

(9)	This property secures a $9.2 million mortgage note.

(10)	This property secures a $14.1 million mortgage note.

(11)	This property secures a $14.0 million mortgage note.

(12)	This property secures a $14.3 million mortgage note.

(13)	This property secures a $10.5 million mortgage note.

(14)	This property secures a $2.6 million mortgage note.

(15)	These properties secure a $37.0 million mortgage note.

(16)	This property secures a $16.5 million mortgage note.

(17)	This property secures a $6.5 million mortgage note.