Form 10-Q
period 2018-03-31
Whitestone REIT
filed 2018-05-09
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2018, there were 39,794,607 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$1,148,176	$1,149,454
Accumulated depreciation	(135,599)	(131,034)
Total real estate assets	1,012,577	1,018,420
Cash and cash equivalents	9,337	7,817
Restricted cash	257	205
Marketable securities	—	32
Escrows and acquisition deposits	6,690	10,104
Accrued rents and accounts receivable, net of allowance for doubtful accounts	24,675	23,504
Unamortized lease commissions and loan costs	8,260	8,422
Prepaid expenses and other assets	9,451	6,263
Total assets	$1,071,247	$1,074,767

LIABILITIES AND EQUITY(2)
Liabilities:
Notes payable	$668,526	$659,068
Accounts payable and accrued expenses	30,198	39,030
Tenants' security deposits	7,028	6,885
Dividends and distributions payable	11,489	11,466
Total liabilities	717,241	716,449
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,179,540 and 39,221,773 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	522,730	521,314
Accumulated deficit	(184,853)	(176,684)
Accumulated other comprehensive gain	5,528	2,936
Total Whitestone REIT shareholders' equity	343,443	347,604
Noncontrolling interests:
Redeemable operating partnership units	10,642	10,800
Noncontrolling interest in Consolidated Partnership	(79)	(86)
Total noncontrolling interests	10,563	10,714
Total equity	354,006	358,318
Total liabilities and equity	$1,071,247	$1,074,767

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
(1) Assets of consolidated Variable Interest Entities included in the total assets above:
Real estate assets, at cost
Property	$95,815	$95,146
Accumulated depreciation	(36,810)	(35,980)
Total real estate assets	59,005	59,166
Cash and cash equivalents	2,361	2,812
Escrows and acquisition deposits	1,133	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	2,859	2,364
Unamortized lease commissions and loan costs	1,238	1,265
Prepaid expenses and other assets	9	65
Total assets	$66,605	$67,860

(2) Liabilities of consolidated Variable Interest Entities included in the total liabilities above:
Notes payable	$48,540	$48,840
Accounts payable and accrued expenses	2,189	3,494
Tenants' security deposits	1,262	1,191
Total liabilities	$51,991	$53,525

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Property revenues
Rental revenues	$24,946	$21,296
Other revenues	8,650	6,971
Total property revenues	33,596	28,267

Property expenses
Property operation and maintenance	5,708	5,494
Real estate taxes	4,657	3,920
Total property expenses	10,365	9,414

Other expenses (income)
General and administrative	6,314	6,169
Depreciation and amortization	7,221	6,008
Interest expense	6,501	5,153
Interest, dividend and other investment income	(99)	(138)
Total other expense	19,937	17,192

Income before gain (loss) on sale or disposal of properties or assets and income taxes	3,294	1,661

Provision for income taxes	(129)	(81)
Gain on sale of properties	266	—
Loss on sale or disposal of assets	(197)	(23)

Net income	3,234	1,557

Redeemable operating partnership units	84	53
Non-controlling interests in Consolidated Partnership	122	64
Less: Net income attributable to noncontrolling interests	206	117

Net income attributable to Whitestone REIT	$3,028	$1,440

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.05
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.07	$0.04

Weighted average number of common shares outstanding:
Basic	39,066	29,416
Diluted	40,088	30,409

Distributions declared per common share / OP unit	$0.2850	$0.2850

Consolidated Statements of Comprehensive Income

Net income	$3,234	$1,557

Other comprehensive gain

Unrealized gain on cash flow hedging activities	2,645	732
Unrealized gain on available-for-sale marketable securities	18	—

Comprehensive income	5,897	2,289

Less: Net income attributable to noncontrolling interests	206	117
Less: Comprehensive gain attributable to noncontrolling interests	71	26

Comprehensive income attributable to Whitestone REIT	$5,620	$2,146

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

							Noncontrolling Interests
									General
					Accumulated		Redeemable		Partner's
			Additional		Other	Total	Operating		Interest in
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	Partnership		Consolidated	Total
	Shares	Amount	Capital	Deficit	Gain	Equity	Units	Dollars	Partnership	Equity

Balance, December 31, 2017	39,222	$38	$521,314	$(176,684)	$2,936	$347,604	1,084	$10,800	$(86)	$358,318
Exchange of noncontrolling interest OP units for common shares	1	—	4	—	—	4	(1)	(4)	—	—
Issuance of shares under dividend reinvestment plan	2	—	33	—	—	33	—	—	—	33
Repurchase of common shares (1)	(45)	—	(466)	—	—	(466)	—	—	—	(466)
Share-based compensation	—	—	1,845	—	—	1,845	—	—	—	1,845
Distributions	—	—	—	(11,197)	—	(11,197)	—	(309)	(115)	(11,621)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	2,574	2,574	—	71	—	2,645
Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	18	18	—	—	—	18
Net income	—	—	—	3,028	—	3,028	—	84	122	3,234
Balance, March 31, 2018	39,180	$38	$522,730	$(184,853)	$5,528	$343,443	1,083	$10,642	$(79)	$354,006

(1)
During the three months ended March 31, 2018, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,234	$1,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,221	6,008
Amortization of deferred loan costs	327	310
Amortization of notes payable discount	—	149
Loss on sale of marketable securities	20	—
Loss (gain) on sale or disposal of assets and properties	(69)	23
Bad debt expense	478	609
Share-based compensation	1,845	2,447
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,414	880
Accrued rent and accounts receivable	(1,649)	(1,338)
Unamortized lease commissions	(493)	(383)
Prepaid expenses and other assets	494	444
Accounts payable and accrued expenses	(8,828)	(9,977)
Tenants' security deposits	143	154
Net cash provided by operating activities	6,137	883
Cash flows from investing activities:
Additions to real estate	(5,090)	(4,556)
Proceeds from sales of properties	4,433	—
Proceeds from sales of marketable securities	30	—
Net cash used in investing activities	(627)	(4,556)
Cash flows from financing activities:
Distributions paid to common shareholders	(11,145)	(8,453)
Distributions paid to OP unit holders	(309)	(313)
Distributions paid to noncontrolling interest in Consolidated Partnership	(115)	—
Proceeds from issuance of common shares, net of offering costs	—	5,334
Net proceeds from credit facility	9,000	11,000
Repayments of notes payable	(903)	(869)
Repurchase of common shares	(466)	(591)
Net cash provided by (used in) financing activities	(3,938)	6,108

Net increase in cash, cash equivalents and restricted cash	1,572	2,435
Cash, cash equivalents and restricted cash at beginning of period	8,022	4,224
Cash, cash equivalents and restricted cash at end of period	$9,594	$6,659

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,316	$4,936
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$—	$70
Financed insurance premiums	$1,273	$1,115
Value of shares issued under dividend reinvestment plan	$33	$33
Value of common shares exchanged for OP units	$4	$80
Change in fair value of available-for-sale securities	$18	$—
Change in fair value of cash flow hedge	$2,645	$732
Reallocation of ownership percentage between parent and subsidiary	$—	$13
Accrued distribution payable to General Partner's Interest in Consolidated Partnership	$—	$41

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended March 31, 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2018, and the results of operations for the three month periods ended March 31, 2018 and 2017, the consolidated statements of changes in equity for the three month period ended March 31, 2018 and cash flows for the three month periods ended March 31, 2018 and 2017.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2018 and December 31, 2017, Whitestone owned or held a majority interest in 72 and 73 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

These properties consist of:

Consolidated Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

•
through our 81.4% majority interest in our consolidated subsidiary, Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”), an interest in 14 consolidated properties that do not meet our Community Centered Properties® strategy. See Note 6—Variable Interest Entities for more information.

Redevelopment, New Acquisitions Portfolio

•	one retail property that meets our Community Centered Properties® strategy; and

•	six parcels of land held for future development.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2018 and December 31, 2017, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership. We also consolidate a variable interest entity (“VIE”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. See Note 6 for additional disclosure on our VIE.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of March 31, 2018, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2018, approximately $144,000 and $103,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2017, approximately $72,000 and $29,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,908,000 and $2,451,000 in share-based compensation for the three months ended March 31, 2018 and 2017, respectively.

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

See our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on significant accounting policies.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Recent Accounting Pronouncements.  In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseding most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $17,000 in legal related costs for the three months ended March 31, 2018.

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

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance effective January 1, 2018, and we have reconciled cash and cash equivalents and restricted cash and restricted cash equivalents on a retrospective basis, whereas under the previous guidance, we reported restricted cash and restricted cash equivalents under cash flows from financing activities.

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

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of March 31, 2018 and December 31, 2017. In January 2018, we sold all of our remaining marketable securities and had no marketable securities as of March 31, 2018. Available-for-sale securities consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$50	$—	$(18)	$32
Total available-for-sale securities	$50	$—	$(18)	$32

During the three months ended March 31, 2018, available-for-sale securities were sold for total proceeds of $30,000. The gross realized loss on these sales during the three months ended March 31, 2018 was $20,000. During the three months ended March 31, 2017, no available-for-sale securities were sold. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $137,000 for the three months ended March 31, 2017, has been included in accumulated other comprehensive income.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2018	December 31, 2017

Tenant receivables	$16,263	$15,124
Accrued rents and other recoveries	17,956	17,527
Allowance for doubtful accounts	(9,544)	(9,147)
Total	$24,675	$23,504

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2018	December 31, 2017

Leasing commissions	$11,151	$10,797
Deferred legal cost	453	436
Deferred financing cost	4,071	4,071
Total cost	15,675	15,304
Less: leasing commissions accumulated amortization	(5,025)	(4,753)
Less: deferred legal cost accumulated amortization	(89)	(66)
Less: deferred financing cost accumulated amortization	(2,301)	(2,063)
Total cost, net of accumulated amortization	$8,260	$8,422

6. VARIABLE INTEREST ENTITIES

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone,” “Pillarstone OP” or the “Consolidated Partnership”) and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately 18.1 million Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the Facility (as defined in Note 7); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days' prior written notice to the other party. None of the Management Agreements had been terminated as of March 31, 2018.

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

As of March 31, 2018, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. We have determined that we are the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated financial statements.

In November 2017, we received a comment letter from the Staff of the SEC (the “Staff”) relating to our Annual Report on Form 10-K for the year ended December 31, 2016. In their letter, the Staff requested that we provide them with an analysis to support our determination that Pillarstone should be consolidated in our financial statements in accordance with GAAP. In response to the Staff’s comment, we reviewed for the staff the accounting and financial reporting obligations relating to our interest in Pillarstone. After communicating our analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to our determination that Pillarstone was a VIE, we were the primary beneficiary and, as such we were required to consolidate Pillarstone, but noted that the terms of the Management Agreements with Pillarstone may warrant a going forward evaluation for such matters and suggested we consider pre-clearing future accounting treatment of Pillarstone.

In connection with the preparation and review of our financial statements for the quarter ended March 31, 2018, we concluded, in accordance with the Staff’s recommendation, and after consultation with our outside accounting advisors, that it would be prudent to seek the pre-clearance of the Staff of the Office of the Chief Accountant (the “OCA”) with respect to our determination that Pillarstone should continue to be consolidated in our financial statements. Accordingly, in April 2018, we submitted a letter to the Staff of the OCA seeking their concurrence with our determination that we maintained our status as the primary beneficiary of Pillarstone and, accordingly, should continue to consolidate Pillarstone in our financial statements in accordance with GAAP. After correspondence, including several telephonic meetings between us, our advisors and the Staff of OCA, the Staff of the OCA informed us that it objected to our conclusion that we were the primary beneficiary and were required to consolidate Pillarstone in our financial statements since the Contribution in December 2016. We and our independent registered public accounting firm continue to believe that our accounting treatment of Pillarstone is correct. As a result, we are seeking a formal appeal to the Chief Accountant of the SEC of the determination of Staff of the OCA, which is pending as of the date of this Quarterly Report on Form 10-Q.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

If our appeal with the SEC is unsuccessful, we will not be permitted to consolidate Pillarstone in our financial statements under Variable Interest Entity accounting rules. While we believe the impact to net income, FFO and FFO Core resulting from this change would result in a nominal increase in these metrics, nonetheless, the required changes to our financial statements may require us to restate or revise our historical financial statements for the years ended December 31, 2016 and 2017 and the interim periods that are affected.

For more information, see “Risk Factors” contained elsewhere in this Form 10-Q.

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Real estate assets, at cost
Property	$95,815	$95,146
Accumulated depreciation	(36,810)	(35,980)
Total real estate assets	59,005	59,166
Cash, cash equivalents and restricted cash	2,361	2,812
Escrows and acquisition deposits	1,133	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts(1)	2,859	2,364
Unamortized lease commissions and loan costs	1,238	1,265
Prepaid expenses and other assets	9	65
Total assets	$66,605	$67,860

Liabilities
Notes payable(2)	$48,540	$48,840
Accounts payable and accrued expenses(3)	2,189	3,494
Tenants' security deposits	1,262	1,191
Total liabilities	$51,991	$53,525

(1)	Excludes approximately $0.7 million and $1.3 million in accounts receivable due from Whitestone that were eliminated in consolidation as of March 31, 2018 and December 31, 2017, respectively.

(2)	Excludes approximately $15.5 million in notes payable due to Whitestone that were eliminated in consolidation as of March 31, 2018 and December 31, 2017.

(3)	Excludes approximately $0.6 million and $1.0 million in accounts payable due to Whitestone that were eliminated in consolidation as of both March 31, 2018 and December 31, 2017, respectively.

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2018	December 31, 2017
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,680	$9,740
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	32,887	33,148
$6.5 million 3.80% Note, due January 1, 2019	5,796	5,842
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,268	19,360
$14.0 million 4.34% Note, due September 11, 2024	13,887	13,944
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	15,993	16,058
$15.1 million 4.99% Note, due January 6, 2024	14,808	14,865
$2.6 million 5.46% Note, due October 1, 2023	2,462	2,472
$1.3 million 3.47% Note, due November 28, 2018	1,019	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (6)	241,200	232,200
Total notes payable principal	670,300	660,929
Less deferred financing costs, net of accumulated amortization	(1,774)	(1,861)
Total notes payable	$668,526	$659,068

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

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

On May 26, 2017, we, through our subsidiary, Whitestone Houston BLVD Place LLC, a Delaware limited liability company, issued an $80.0 million promissory note to American General Life Insurance Company (the “BLVD Note”). The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. Proceeds from the BLVD Note were used to fund a portion of the purchase price of the acquisition of BLVD Place (see Note 15 below).

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of March 31, 2018, $441.2 million was drawn on the Facility, and our remaining borrowing capacity was $58.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use any additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of March 31, 2018, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of March 31, 2018, our $228.1 million in secured debt was collateralized by 20 properties with a carrying value of $339.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2018, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2018 were as follows (in thousands):

Year	Amount Due

2018	$12,579
2019	249,249
2020	82,827
2021	51,918
2022	102,007
Thereafter	171,720
Total	$670,300

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
March 31, 2018	Prepaid expenses and other assets	$5,680
December 31, 2017	Prepaid expenses and other assets	$3,036

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
March 31, 2018
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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Three months ended March 31, 2018	$2,645	Interest expense	$(35)
Three months ended March 31, 2017	$732	Interest expense	$(508)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2018 and 2017.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2018 and 2017, 1,083,359 and 1,099,827 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended March 31, 2018 and 2017, distributions of $45,000 and $95,000, respectively, were made to holders of certain restricted common shares, $4,000 of which were charged against earnings in each period. See Note 12 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net income	$3,234	$1,557
Less: Net income attributable to noncontrolling interests	(206)	(117)
Distributions paid on unvested restricted shares	(41)	(91)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2,987	$1,349

Denominator:
Weighted average number of common shares - basic	39,066	29,416
Effect of dilutive securities:
Unvested restricted shares	1,022	993
Weighted average number of common shares - dilutive	40,088	30,409

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.05
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.04

10. INCOME TAXES

With the exception of our taxable REIT subsidiaries, federal income taxes are generally not provided because we intend to and believe we continue to qualify as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and because we have distributed and intend to continue to distribute all of our taxable income to our shareholders.  As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2018 and 2017, we recognized approximately $115,000 and $79,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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

On June 4, 2015, we entered into six amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We did not sell any common shares under the 2015 equity distribution agreements during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold 390,726 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $5.3 million. In connection with such sales, we paid compensation of approximately $112,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2018, we owned a 97.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2018 and December 31, 2017, there were 40,141,922 and 40,184,532 OP units outstanding, respectively.  We owned 39,058,718 and 39,100,951 OP units as of March 31, 2018 and December 31, 2017, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.3% and 96.4% for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, 377 and 7,355 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2017 and the three months ended March 31, 2018 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2018
First Quarter	$0.2850	$11,145	$0.2850	$309	$11,454
Total	$0.2850	$11,145	$0.2850	$309	$11,454

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

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

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units for certain of our employees. The modified time-based shares vested annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment was required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. If the performance targets are not met prior to December 31, 2018, any unvested performance-based restricted common shares and restricted common share units will be forfeited.

The Compensation Committee approved the grant of an aggregate of 320,000 and 143,000 time-based restricted common share units on June 30, 2016 and 2015, respectively, to James C. Mastandrea and David K. Holeman.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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

On March 16, 2018, the Compensation Committee approved the grant of an aggregate of 387,499 time-based restricted common share units under the 2008 Plan, which vest annually in three equal installments, and 4,300 performance-based restricted common share units to certain of our employees.

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	2,481,331	$13.60
Granted	391,799	8.74
Vested	(129,201)	14.41
Forfeited	(6,641)	12.88
Non-vested at March 31, 2018	2,737,288	$12.87
Available for grant at March 31, 2018	484,044

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

A summary of our non-vested and vested shares activity for the three months ended March 31, 2018 and years ended December 31, 2017 and 2016 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2018	391,799	$8.74	(129,201)	$1,862
Year Ended December 31, 2017	1,354,534	$12.92	(881,710)	$12,829
Year Ended December 31, 2016	545,778	$14.85	(734,261)	$10,577

Total compensation recognized in earnings for share-based payments was $1,908,000 and $2,451,000 for the three months ended March 31, 2018 and 2017, respectively.

Based on our current financial projections, we expect approximately 68% of the unvested awards, exclusive of 965,000 CIC Units, to vest over the next 36 months. As of March 31, 2018, there was approximately $2.4 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 21 months, and approximately $5.0 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on April 1, 2018.

We expect to record approximately $5.2 million in non-cash share-based compensation expense in 2018 and $4.2 million subsequent to 2018. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 25 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company's TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of March 31, 2018, the TSR Peer Group Ranking called for 100% attainment. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company's dilutive shares.

At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan will become effective on July 30, 2018, which is the day after the 2008 Plan expires.

13. GRANTS TO TRUSTEES

On December 12, 2017, each of our six independent trustees and one trustee emeritus were granted 3,000 common shares, which vested immediately and were prorated based on date appointed. The 16,281 common shares granted to our trustees had a grant date fair value of $14.46 per share. On December 12, 2017, three of our independent trustees each elected to receive a total of 2,320 common shares with a grant date fair value of $14.46 in lieu of cash for board fees. The fair value of the shares granted were determined using quoted prices available on the date of grant.

14. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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

Unaudited pro forma financial information. The following unaudited pro forma consolidated operating data is presented for the three months ended March 31, 2018 and 2017, as if the acquisition of BLVD Place had occurred on January 1, 2017. Revenue and net income attributable to BLVD Place of $4.0 million and $2.1 million, respectively, have been included in our results of operations for the three months ended March 31, 2018. The related acquisition expenses of $0.4 million for the year ended December 31, 2017 have been reflected as a pro forma expense as of January 1, 2017. The unaudited pro forma consolidated operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods.

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
	Actual	Pro-Forma
Total property revenues	$33,596	$31,864
Net income	$3,234	$2,297
Net income attributable to Whitestone REIT (1)	$3,028	$2,154

Basic Earnings Per Share:	$0.08	$0.06

Diluted Earnings Per Share:	$0.07	$0.05

Weighted-average common shares outstanding:
Basic (2)	39,066	37,435
Diluted (2)	40,088	38,428

(1)
Net income attributable to Whitestone REIT reflects historical ownership percentages and does not reflect the effects of the April Offering, assuming the sale of the common shares took place on January 1, 2017, as the related impact on ownership percentage is minimal.

(2)	Pro forma weighted averages reflect the April Offering, assuming the sale of the common shares took place on January 1, 2017.

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of March 31, 2018, we had incurred approximately $5.2 million in construction costs, including approximately $0.6 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased as of March 31, 2018 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of March 31, 2018, we had incurred approximately $8.3 million in construction costs, including approximately $1.0 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 71% leased as of March 31, 2018 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

Property dispositions. On February 27, 2018, we completed the sale of Bellnott Square, located in Houston, Texas, for $4.7 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property® strategy. We recorded a gain on sale of $0.3 million. We have not included Bellnott Square in discontinued operations as it did not meet the definition of discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal income taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs and the impact of the legislation commonly known as the Tax Cuts and Jobs Act;

•	adverse economic or real estate developments or natural disasters in Texas, Arizona or Illinois;

•	increases in interest rates, operating costs or general and administrative expenses, including those incurred in connection with the nomination of trustees by a shareholder;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

Overview

We are a fully-integrated real estate company that owns and operates commercial properties in culturally diverse markets in major metropolitan areas. Founded in 1998, we are internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

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

As of March 31, 2018, we owned or had a majority interest in 72 commercial properties consisting of:

Consolidated Operating Portfolio

•
51 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $924.9 million;

•
as a result of the Contribution (as defined below), a majority interest in 14 consolidated properties that do not meet our Community Centered Properties® strategy containing approximately 1.5 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $59.4 million; and

Redevelopment, New Acquisitions Portfolio

•
one retail property that meets our Community Centered Properties® strategy containing less than 0.1 million square feet of GLA and having a total carrying value (net of accumulated depreciation) of $11.1 million; and

•	six parcels of land held for future development having a total carrying value of $17.2 million.

As of March 31, 2018, we had an aggregate of 1,641 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our annualized rental revenues for the three months ended March 31, 2018.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 127 new and renewal leases during the three months ended March 31, 2018, totaling 373,511 square feet and approximately $29.7 million in total lease value.  This compares to 91 new and renewal leases totaling 220,293 square feet and approximately $16.3 million in total lease value during the same period in 2017.

We employed 101 full-time employees as of March 31, 2018.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

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

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $33.6 million and $28.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2018, approximately 25% of our GLA was subject to leases that expire prior to December 31, 2019.  Over the last three years, we have renewed expiring leases with respect to approximately 78% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

General and Administrative Expenses

On December 29, 2017, a shareholder of the Company notified us of its intention to nominate three trustees to our board of trustees at our 2018 Annual Meeting of Shareholders, and we and such shareholder have each filed definitive proxy statements with respect to this process. The process and any potential outcome have resulted and may continue to result in an increase in our general and administrative expenses compared to prior periods.

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

Pillarstone

In November 2017, we received a comment letter from the Staff of the SEC (the “Staff”) relating to our Annual Report on Form 10-K for the year ended December 31, 2016. In their letter, the Staff requested that we provide them with an analysis to support our determination that Pillarstone should be consolidated in our financial statements in accordance with GAAP. After communicating our analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to our determination that Pillarstone was a VIE, we were the primary beneficiary and, as such we were required to consolidate Pillarstone, but noted that the terms of the Management Agreements with Pillarstone may warrant a going forward evaluation for such matters and suggested we consider pre-clearing future accounting treatment of Pillarstone.

In connection with the preparation and review of our financial statements for the quarter ended March 31, 2018, we concluded, in accordance with the Staff’s recommendation, and after consultation with our outside accounting advisors, that it would be prudent to seek the pre-clearance of the Staff of the Office of the Chief Accountant (the “OCA”) with respect to our determination that Pillarstone should continue to be consolidated in our financial statements. After correspondence, including several telephonic meetings between us, our advisors and the Staff of the OCA, Staff of the OCA informed us that it objected to our conclusion that we were the primary beneficiary and were required to consolidate Pillarstone in our financial statements since the Contribution in December 2016. We and our independent registered public accounting firm continue to believe that our accounting treatment of Pillarstone is correct. As a result, we are seeking a formal appeal to the Chief Accountant of the SEC of the determination of Staff of the OCA, which is pending as of the date of this Quarterly Report on Form 10-Q.

If our appeal with the SEC is unsuccessful, we will not be permitted to consolidate Pillarstone in our financial statements under Variable Interest Entity accounting rules. While we believe the impact to net income, FFO and FFO Core resulting from this change would result in a nominal increase in these metrics, nonetheless, the required changes to our financial statements may require us to restate or revise our historical financial statements for the years ended December 31, 2016 and 2017 and the interim periods that are affected.

For more information, see Note 6—Variable Interest Entities to the accompanying financial statements contained in this Form 10-Q and see “Risk Factors” contained elsewhere in this Form 10-Q.

Property Acquisitions, Dispositions and Development

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy.  We may acquire properties in other high-growth cities in the future.

Property Dispositions. On February 27, 2018, we completed the sale of Bellnott Square, located in Houston, Texas, for $4.7 million. This disposition was pursuant to our strategy of recycling capital by disposing of non-core properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property® strategy. We recorded a gain on sale of $0.3 million. We have not included Bellnott Square in discontinued operations as it did not meet the definition of discontinued operations.

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone," "Pillarstone OP" or the "Consolidated Partnership") and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the Facility (as defined below)(see Note 7 (Debt) to the accompanying consolidated financial statements); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days' prior written notice to the other party. None of the Management Agreements had been terminated as of March 31, 2018.

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

As of March 31, 2018, we owned approximately 81.4% of the total outstanding Pillarstone OP Units. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. We have determined that we are the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we account for Pillarstone OP as a VIE and fully consolidate in our consolidated financial statements. For more information, see Note 6—Variable Interest Entities to the accompanying financial statements contained in this Form 10-Q and see “Risk Factors” contained elsewhere in this Form 10-Q.

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

Development Properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of March 31, 2018, we had incurred approximately $5.2 million in construction costs, including approximately $0.6 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased as of March 31, 2018 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of March 31, 2018, we had incurred approximately $8.3 million in construction costs, including approximately $1.0 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 71% leased as of March 31, 2018 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

Leasing Activity

As of March 31, 2018, we owned or held a majority interest in 72 properties with 6,481,022 square feet of GLA and our occupancy rate for all properties was approximately 88% occupied as of both March 31, 2018 and 2017. The following is a summary of the Company's leasing activity for the three months ended March 31, 2018:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	81	220,167	4.0	$3.33	$16.26	$15.63	12.7%
New Leases	15	22,336	4.3	9.06	21.36	20.10	11.7%
Total	96	242,503	4.1	$3.86	$16.73	$16.04	12.6%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	1	16,587	5.3	$10.27	$15.50
New Leases	30	114,421	4.6	8.54	14.55
Total	31	131,008	4.7	$8.76	$14.67

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

Capital Expenditures

The following is a summary of the Company's capital expenditures for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Capital expenditures:
Tenant improvements and allowances	$1,341	$1,554
Developments / redevelopments	2,626	2,242
Leasing commissions and costs	485	454
Maintenance capital expenditures	1,123	760
Total capital expenditures	$5,575	$5,010

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the three months ended March 31, 2018.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table provides a summary comparison of our results of operations and other metrics for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2018	2017
Number of properties wholly-owned and operated	58	55
Aggregate GLA (sq. ft.)(1)	4,949,285	4,584,488
Ending occupancy rate - wholly-owned operating portfolio(1)	91%	89%
Ending occupancy rate - all wholly-owned properties	91%	88%

Number of properties managed and consolidated	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed and consolidated operating portfolio	78%	80%

Total property revenues	$33,596	$28,267
Total property expenses	10,365	9,414
Total other expenses	19,937	17,192
Provision for income taxes	129	81
Gain on sale of properties	(266)	—
Loss on disposal of assets	197	23
Net income	3,234	1,557
Less: Net income attributable to noncontrolling interests	206	117
Net income attributable to Whitestone REIT	$3,028	$1,440

Funds from operations (2)	$10,020	$7,310
Funds from operations core (3)	12,608	10,179
Property net operating income (4)	23,231	18,853
Distributions paid on common shares and OP units	11,454	8,766
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	91%	86%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $33,596,000 for the three months ended March 31, 2018 as compared to $28,267,000 for the three months ended March 31, 2017, an increase of $5,329,000, or 19%. The three months ended March 31, 2018 included $5,045,000 in increased revenues from Non-Same Store operations and $234,000 in increased revenues from our Consolidated Partnership. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $50,000 for the three months ended March 31, 2018 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2018 to the three months ended March 31, 2017, Same Stores include properties owned during the entire period from January 1, 2017 to March 31, 2018. Same Store revenue increased $406,000 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as the result of an increase in the average leased square feet to 4,073,000 from 4,005,000. The Same Store average revenue per leased square foot decreased $0.35 for the three months ended March 31, 2018 to $23.94 per leased square foot as compared to the average revenue per leased square foot of $24.29 for the three months ended March 31, 2017, resulting in a decrease of Same Store revenues of $356,000.

Property expenses.  Our property expenses were approximately $10,365,000 for the three months ended March 31, 2018 as compared to $9,414,000 for the three months ended March 31, 2017, an increase of $951,000, or 10%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Overall Property Expenses	2018	2017	Change	% Change
Real estate taxes	$4,657	$3,920	$737	19%
Utilities	1,244	1,236	8	1%
Contract services	1,829	1,636	193	12%
Repairs and maintenance	1,153	1,127	26	2%
Bad debt	486	609	(123)	(20)%
Labor and other	996	886	110	12%
Total property expenses	$10,365	$9,414	$951	10%

	Three Months Ended March 31,
Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$3,027	$3,253	$(226)	(7)%
Utilities	863	898	(35)	(4)%
Contract services	1,264	1,315	(51)	(4)%
Repairs and maintenance	811	919	(108)	(12)%
Bad debt	474	557	(83)	(15)%
Labor and other	657	755	(98)	(13)%
Total property expenses	$7,096	$7,697	$(601)	(8)%

	Three Months Ended March 31,
Non-Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$948	$27	$921	Not meaningful
Utilities	108	14	94	Not meaningful
Contract services	299	13	286	Not meaningful
Repairs and maintenance	68	2	66	Not meaningful
Bad debt	(28)	6	(34)	Not meaningful
Labor and other	141	14	127	Not meaningful
Total property expenses	$1,536	$76	$1,460	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $737,000, or 19%, during the three months ended March 31, 2018 as compared to the same period in 2017. The real estate tax increase was comprised of increases of $42,000 and $921,000 in our Consolidated Partnership and Non-Same Store properties, respectively, partially offset by a decrease of $226,000 in our Same Store properties. The decrease in Same Store real estate tax expense was primarily attributable to settlements reached with taxing authorities in our Austin markets for 2017 and 2016 assessments. Many of the tax assessments on our properties are still under protest for 2017, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $8,000, or 1%, during the three months ended March 31, 2018 as compared to the same period in 2017. Utility expenses increased $94,000 in our Non-Same Store and decreased $35,000 and $51,000 in our Same Store and Consolidated Partnership properties, respectively.

Contract services.  Contract services expenses increased approximately $193,000, or 12%, during the three months ended March 31, 2018 as compared to the same period in 2017. The contract services expenses increase was comprised of $286,000 of increases in our Non-Same Store properties, partially offset by decreases of $51,000 and $42,000 in our Same Store and Consolidated Partnership properties, respectively.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $26,000, or 2%, during the three months ended March 31, 2018 as compared to the same period in 2017. The repairs and maintenance expenses increase was comprised of increases of $66,000 in our Non-Same Store properties and $68,000 in our Consolidated Partnership properties, partially offset by a decrease of $108,000 in our Same Store properties.

Bad debt.  Bad debt expenses decreased $123,000, or 20% during the three months ended March 31, 2018 as compared to the same period in 2017. The decrease in bad debt expenses was comprised of decreases of $34,000, $83,000 and $6,000 for Non-Same Store, Same Store and Consolidated Partnership properties, respectively.

Labor and other.  Labor and other expenses increased approximately $110,000, or 12%, during the three months ended March 31, 2018 as compared to the same period in 2017. The increased labor and other expense was comprised of $127,000 and $81,000 increases in our Non-Same Store and Consolidated Partnership properties, respectively, partially offset by a $98,000 decrease in our Same Store properties.

Same Store, Non-Same Store and Consolidated Partnership net operating income. The components of Same Store, Non-Same Store, Consolidated Partnership and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended March 31,			Percent
	2018	2017	Change	Change
Same Store (50 properties, exclusive of land held for development)
Property revenues
Rental revenues	$18,188	$17,994	$194	1%
Other revenues	6,186	6,330	(144)	(2)%
Total property revenues	24,374	24,324	50	—%

Property expenses
Property operation and maintenance	4,069	4,444	(375)	(8)%
Real estate taxes	3,027	3,253	(226)	(7)%
Total property expenses	7,096	7,697	(601)	(8)%

Total Same Store net operating income	17,278	16,627	651	4%

Non-Same Store (3 Properties, exclusive of land held for development)
Property revenues
Rental revenues	3,484	75	3,409	Not meaningful
Other revenues	1,672	36	1,636	Not meaningful
Total property revenues	5,156	111	5,045	Not meaningful

Property expenses
Property operation and maintenance	588	49	539	Not meaningful
Real estate taxes	948	27	921	Not meaningful
Total property expenses	1,536	76	1,460	Not meaningful

Total Non-Same Store net operating income	3,620	35	3,585	Not meaningful

Consolidated Partnership properties (14 Properties)
Property revenues
Rental revenues	3,274	3,227	47	1%
Other revenues	792	605	187	31%
Total property revenues	4,066	3,832	234	6%

Property expenses
Property operation and maintenance	1,051	1,001	50	5%
Real estate taxes	682	640	42	7%
Total property expenses	1,733	1,641	92	6%

	Three Months Ended March 31,			Percent
	2018	2017	Change	Change
Total Consolidated Partnership properties net operating income	2,333	2,191	142	6%

Total property net operating income	23,231	18,853	4,378	23%

Less total other expenses, provision for income taxes, gain on sale of properties and gain (loss) on disposal of assets	19,997	17,296	2,701	16%

Net income	$3,234	$1,557	$1,677	108%

Other expenses.  Our other expenses were approximately $19,937,000 for the three months ended March 31, 2018, as compared to $17,192,000 for the three months ended March 31, 2017, an increase of $2,745,000, or 16%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
General and administrative	$6,314	$6,169	$145	2%
Depreciation and amortization	7,221	6,008	1,213	20%
Interest expense	6,501	5,153	1,348	26%
Interest, dividend and other investment income	(99)	(138)	39	(28)%
Total other expenses	$19,937	$17,192	$2,745	16%

General and administrative. General and administrative expenses increased approximately $145,000, or 2%, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was comprised of $680,000 in increased professional fees and other expenses incurred in connection with our 2018 annual meeting of shareholders, $80,000 in increased salaries and benefits, net of allocated costs, partially offset by $543,000 in decreased share-based compensation, $62,000 in decreased professional fees and $10,000 in decreased other expenses.

Total compensation recognized in earnings for share-based payments was $1,908,000 and $2,451,000 for the three months ended March 31, 2018 and 2017, respectively.

We expect to record approximately $5.2 million in non-cash share-based compensation expense in 2018 and $4.2 million subsequent to 2018. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 25 months.

Depreciation and amortization. Depreciation and amortization increased $1,213,000, or 20%, for the three months ended March 31, 2018 as compared to the same period in 2017. Depreciation for improvements to Same Store properties increased $337,000 for the three months ended March 31, 2018 as compared to the same period in 2017. Depreciation for Non-Same Store properties increased $780,000 and depreciation for Consolidated Partnership properties increased $29,000. Lease commission amortization and depreciation of corporate assets increased $67,000 for the three months ended March 31, 2018 as compared to the same period in 2017.

Interest expense. Interest expense increased approximately $1,348,000, or 26%, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in interest expense is comprised of approximately $1,006,000 in increased interest expense resulting from a $114,449,000 increase in our average notes payable balance, a $325,000 increase in interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.51% to 3.71% and an increase in amortized loan fees included in interest expense of $17,000.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased approximately $39,000, or 28%, for the three months ended March 31, 2018 as compared to the same period in 2017. The decrease in interest, dividend and other investment income for the three months ended March 31, 2018 as compared to the same period in 2017 is comprised of approximately $15,000 in decreased interest income, $4,000 in decreased dividend income and $20,000 in increased realized losses from sales of available-for-sale securities.

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

Funds From Operations Core (“FFO Core”)

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, non-cash share-based compensation expense, proxy contest costs and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
FFO and FFO CORE	2018	2017
Net income attributable to Whitestone REIT	$3,028	$1,440
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	6,977	5,795
(Gain) loss on sale or disposal of assets and properties	(69)	22
Net income attributable to redeemable operating partnership units	84	53
FFO	10,020	7,310

Adjustments to reconcile to FFO Core:
Share-based compensation expense	1,908	2,451
Proxy contest costs	680	—
Acquisition costs	—	418
FFO Core	$12,608	$10,179

(1)	Includes pro-rata share attributable to Pillarstone.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2018	2017
Net income attributable to Whitestone REIT	$3,028	$1,440
General and administrative expenses	6,314	6,169
Depreciation and amortization	7,221	6,008
Interest expense	6,501	5,153
Interest, dividend and other investment income	(99)	(138)
Provision for income taxes	129	81
Gain on sale of properties	(266)	—
Loss on disposal of assets	197	23
Net income attributable to noncontrolling interests	206	117
NOI	$23,231	$18,853

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

     During the three months ended March 31, 2018, our cash provided from operating activities was $6,137,000 and our total distributions were $11,569,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $5,432,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

As discussed in Note 11 (Equity) to the accompanying consolidated financial statements, on June 4, 2015, we entered into the 2015 equity distribution agreements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. We did not sell any common shares under the 2015 equity distribution agreements during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold 390,726 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $5.3 million. In connection with such sales, we paid compensation of approximately $112,000 to the sales agents. We have used and anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $9,594,000 as of March 31, 2018, as compared to $8,022,000 on December 31, 2017.  The increase of $1,572,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $6,137,000 for the three months ended March 31, 2018;

•	Net proceeds of $9,000,000 from the Facility;

•	Proceeds of $4,433,000 from sale of property;

•	Proceeds of $30,000 from sale of marketable securities;

Uses of Cash

•	Payment of distributions to common shareholders, OP unit holders and noncontrolling interests in Consolidated Partnership of $11,569,000;

•	Additions to real estate of $5,090,000;

•	Repurchase of common shares of $466,000; and

•	Payments of notes payable of $903,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2018	December 31, 2017
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,680	$9,740
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	32,887	33,148
$6.5 million 3.80% Note, due January 1, 2019	5,796	5,842
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,268	19,360
$14.0 million 4.34% Note, due September 11, 2024	13,887	13,944
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	15,993	16,058
$15.1 million 4.99% Note, due January 6, 2024	14,808	14,865
$2.6 million 5.46% Note, due October 1, 2023	2,462	2,472
$1.3 million 3.47% Note, due November 28, 2018	1,019	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (6)	241,200	232,200
Total notes payable principal	670,300	660,929
Less deferred financing costs, net of accumulated amortization	(1,774)	(1,861)
	$668,526	$659,068

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%,

(5)	Promissory notes were assumed by Pillarstone in December 2016.

(6)	Unsecured line of credit includes certain Pillarstone Properties described in more detail below in determining the amount of credit available under the Facility.

On May 26, 2017, we, through our subsidiary, Whitestone Houston BLVD Place LLC, issued the BLVD Note. The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. Proceeds from the BLVD Note were used to fund a portion of the purchase price of the acquisition of BLVD Place.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of March 31, 2018, $441.2 million was drawn on the Facility, and our remaining borrowing capacity was $58.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use any additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of March 31, 2018, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of March 31, 2018, our $228.1 million in secured debt was collateralized by 20 properties with a carrying value of $339.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2018, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2018 were as follows (in thousands):

Year	Amount Due

2018	$12,579
2019	249,249
2020	82,827
2021	51,918
2022	102,007
Thereafter	171,720
Total	$670,300

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

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2017 and the three months ended March 31, 2018 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2018
First Quarter	$0.2850	$11,145	$0.2850	$309	$11,454
Total	$0.2850	$11,145	$0.2850	$309	$11,454

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of March 31, 2018 and December 31, 2017.

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

Fixed Interest Rate Debt

As of March 31, 2018, $429.1 million, or approximately 64% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2018 of approximately 3.81% per annum with scheduled maturities ranging from 2018 to 2027 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $16.3 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2018, $241.2 million, or approximately 36% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $2.4 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2018 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as set forth below in this Item 1A, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2017.

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone and Pillarstone REIT pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 Non-Core Properties that do not fit our Community Centered Property® strategy, to Pillarstone for aggregate consideration of approximately $84.0 million, consisting of (1) approximately $18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the Facility (see Note 9 to the accompanying consolidated financial statements of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2017); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

As of December 31, 2017 and March 31, 2018, we owned approximately 81.4% of the total outstanding units of Pillarstone. Additionally, certain of our Named Executive Officers and Trustees serve as Officers and Trustees of Pillarstone REIT. We have determined since the Contribution and other related transactions in December 2016 that we are the primary beneficiary of Pillarstone, through our power to direct the activities of Pillarstone, additional working capital required by Pillarstone under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we account for Pillarstone as a VIE and fully consolidate in our consolidated financial statements.

In November 2017, we received a comment letter from the Staff of the SEC (the “Staff”) relating to our Annual Report on Form 10-K for the year ended December 31, 2016. In their letter, the Staff requested that we provide them with an analysis to support our determination that Pillarstone should be consolidated in our financial statements in accordance with GAAP. In response to the Staff’s comment, we reviewed for the staff the accounting and financial reporting obligations relating to our interest in Pillarstone (For more information relating to Pillarstone, see Note 6 (Variable Interest Entities) to the accompanying consolidated financial statements). After communicating our analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to our determination that Pillarstone was a VIE, we were the primary beneficiary and, as such we were required to consolidate Pillarstone, but noted that the terms of the Management Agreements with Pillarstone may warrant a going forward evaluation for such matters and suggested we consider pre-clearing future accounting treatment of Pillarstone.

In connection with the preparation and review of our financial statements for the quarter ended March 31, 2018, we concluded, in accordance with the Staff’s prior advice, and after consultation with our outside accounting advisors, that it would be prudent to seek the pre-clearance of the Staff of the Office of the Chief Accountant (the “OCA”) with respect to our determination that Pillarstone should continue to be consolidated in our financial statements. Accordingly, in April 2018, we submitted a letter to the Staff of the OCA seeking their concurrence with our determination that we maintained our status as the primary beneficiary of Pillarstone and, accordingly, should continue to consolidate Pillarstone in our financial statements in accordance with GAAP. After correspondence, including several telephonic meetings between us, our advisors and the Staff of OCA, the Staff of the OCA informed us that it objects to our conclusion that we were the primary beneficiary and were required to consolidate Pillarstone in our financial statements since the Contribution in December 2016. We and our independent registered public accounting firm continue to believe that our accounting treatment of Pillarstone is correct. As a result, we are seeking a formal appeal to the Chief Accountant of the SEC of the determination of Staff of the OCA, which is pending as of the date of this Quarterly Report on Form 10-Q.

If our appeal with the SEC is unsuccessful, we will not be permitted to consolidate Pillarstone in our financial statements under Variable Interest Entity accounting rules. While we believe the impact to net income, FFO and FFO Core resulting from this change would result in a nominal increase in these metrics, nonetheless, the required changes to our financial statements may require us to restate or revise our historical financial statements for the years ended December 31, 2016 and 2017 and the interim periods that are affected. The need to restate or revise our financial results could, among other potential adverse effects, result in us incurring substantial costs, adversely affect our ability to timely file our periodic reports until such restatement or revision is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results and cause our stock price to decline. A restatement or revision of our financial statements also could expose us to risks associated with shareholder litigation, shareholder activism, regulatory proceedings and government enforcement actions, any of which could result in substantial costs and divert management’s attention and resources. In addition, if our accounting and financial reporting relating to Pillarstone were determined upon appeal to be incorrect, we may need to conclude that one or more material weaknesses or significant deficiencies exist in our internal control over financial reporting. See “Risk Factors—Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business” in our 2017 Form 10-K. We can provide no assurances with respect to the likelihood that our appeal with the SEC will be successful, the timing of any resolution of this pending matter before the SEC, the ultimate impact on our historical and future financial statements or the consequences that could result if our appeal is unsuccessful, but a negative outcome could have a material adverse effect on our reputation, financial condition, results of operations and the trading price of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
During the three months ended March 31, 2018, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	—	$—	N/A	N/A
February 1, 2018 through February 28, 2018	—	—	N/A	N/A
March 1, 2018 through March 31, 2018	44,838	10.39	N/A	N/A
Total	44,838	$10.39

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	May 9, 2018	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)