Form 10-Q
period 2018-06-30
Whitestone REIT
filed 2018-08-09
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 39,744,312 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,149,528	$1,149,454
Accumulated depreciation	(141,442)	(131,034)
Total real estate assets	1,008,086	1,018,420
Cash and cash equivalents	3,125	5,005
Restricted cash	213	205
Marketable securities	—	32
Investment in real estate partnership	4,419	4,095
Escrows and acquisition deposits	6,515	7,916
Accrued rents and accounts receivable, net of allowance for doubtful accounts	20,464	21,140
Unamortized lease commissions and loan costs	6,911	7,157
Prepaid expenses and other assets	10,217	6,198
Total assets	$1,059,950	$1,070,168

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$667,595	$659,068
Accounts payable and accrued expenses	29,157	35,536
Tenants' security deposits	5,769	5,694
Dividends and distributions payable	11,628	11,466
Total liabilities	714,149	711,764
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,743,829 and 39,221,773 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	524,191	521,314
Accumulated deficit	(194,520)	(176,684)
Accumulated other comprehensive gain	6,430	2,936
Total Whitestone REIT shareholders' equity	336,139	347,604
Noncontrolling interest in subsidiary	9,662	10,800
Total equity	345,801	358,404
Total liabilities and equity	$1,059,950	$1,070,168

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Property revenues
Rental revenues	$24,650	$23,010	$49,596	$44,306
Other revenues	8,422	7,198	17,072	14,169
Total property revenues	33,072	30,208	66,668	58,475

Property expenses
Property operation and maintenance	5,838	5,375	11,546	10,869
Real estate taxes	4,485	4,487	9,142	8,407
Total property expenses	10,323	9,862	20,688	19,276

Other expenses (income)
General and administrative	6,624	5,848	12,938	12,017
Depreciation and amortization	7,396	6,681	14,617	12,689
Interest expense	6,854	5,629	13,355	10,782
Interest, dividend and other investment income	(119)	(101)	(218)	(239)
Total other expense	20,755	18,057	40,692	35,249

Income before gain (loss) on sale or disposal of properties or assets and income taxes	1,994	2,289	5,288	3,950

Provision for income taxes	(84)	(89)	(213)	(170)
Gain on sale of properties	—	16	266	16
Profit sharing expense	(81)	(101)	(203)	(165)
Loss on sale or disposal of assets	(74)	(72)	(271)	(95)

Net income	1,755	2,043	4,867	3,536

Less: Net income attributable to noncontrolling interests	45	60	128	114

Net income attributable to Whitestone REIT	$1,710	$1,983	$4,739	$3,422

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.04	$0.05	$0.12	$0.10
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.04	$0.05	$0.11	$0.10

Weighted average number of common shares outstanding:
Basic	39,204	35,716	39,136	32,583
Diluted	40,679	36,544	40,519	33,493

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.5700	$0.5700

Consolidated Statements of Comprehensive Income

Net income	$1,755	$2,043	$4,867	$3,536

Other comprehensive gain

Unrealized gain (loss) on cash flow hedging activities	913	(780)	3,558	(48)
Unrealized gain on available-for-sale marketable securities	—	33	18	33

Comprehensive income	2,668	1,296	8,443	3,521

Less: Net income attributable to noncontrolling interests	45	60	128	114
Less: Comprehensive gain (loss) attributable to noncontrolling interests	23	(22)	94	(1)

Comprehensive income attributable to Whitestone REIT	$2,600	$1,258	$8,221	$3,408

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	Interests		Total
	Shares	Amount	Capital	Deficit	Gain	Equity	Units	Dollars	Equity

Balance, December 31, 2017	39,222	$38	$521,314	$(176,684)	$2,936	$347,604	1,084	$10,800	$358,404
Exchange of noncontrolling interest OP units for common shares	75	—	752	—	—	752	(75)	(752)	—
Exchange offer costs	—	—	(128)	—	—	(128)	—	—	(128)
Issuance of shares under dividend reinvestment plan	6	—	66	—	—	66	—	—	66
Repurchase of common shares (1)	(92)	—	(1,059)	—	—	(1,059)	—	—	(1,059)
Share-based compensation	533	—	3,246	—	—	3,246	—	—	3,246
Distributions	—	—	—	(22,575)	—	(22,575)	—	(596)	(23,171)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	3,464	3,464	—	94	3,558
Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	18	18	—	—	18
Reallocation of ownership between parent and subsidiary	—	—	—	—	12	12	—	(12)	—
Net income	—	—	—	4,739	—	4,739	—	128	4,867
Balance, June 30, 2018	39,744	$38	$524,191	$(194,520)	$6,430	$336,139	1,009	$9,662	$345,801

(1)
During the six months ended June 30, 2018, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,867	$3,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,617	12,689
Amortization of deferred loan costs	653	624
Amortization of notes payable discount	—	298
Loss on sale of marketable securities	20	—
Loss on sale or disposal of assets and properties	5	79
Bad debt expense	761	907
Share-based compensation	3,246	4,833
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,401	(1,620)
Accrued rent and accounts receivable	15	(1,357)
Unamortized lease commissions	(852)	(1,241)
Prepaid expenses and other assets	504	448
Accounts payable and accrued expenses	(6,370)	(5,649)
Tenants' security deposits	75	397
Net cash provided by operating activities	18,942	13,944
Cash flows from investing activities:
Acquisitions of real estate	—	(124,557)
Additions to real estate	(7,566)	(8,279)
Proceeds from sales of properties	4,433	26
Investment in real estate partnership	(649)	(1,358)
Proceeds from sales of marketable securities	30	—
Net cash used in investing activities	(3,752)	(134,168)
Cash flows from financing activities:
Distributions paid to common shareholders	(22,348)	(18,546)
Distributions paid to OP unit holders	(604)	(623)
Proceeds from issuance of common shares, net of offering costs	—	107,619
Payments of exchange offer costs	(128)	—
Net proceeds from credit facility	9,000	40,600
Repayments of notes payable	(1,923)	(1,826)
Payments of loan origination costs	—	(695)
Repurchase of common shares	(1,059)	(1,987)
Net cash provided by (used in) financing activities	(17,062)	124,542

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,872)	4,318
Cash, cash equivalents and restricted cash at beginning of period	5,210	2,988
Cash, cash equivalents and restricted cash at end of period	$3,338	$7,306

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,377	$10,341
Cash paid for taxes	$392	$329
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$960	$232
Financed insurance premiums	$1,273	$1,115
Value of shares issued under dividend reinvestment plan	$66	$63
Value of common shares exchanged for OP units	$752	$206
Change in fair value of available-for-sale securities	$18	$33
Change in fair value of cash flow hedge	$3,558	$(48)
Reallocation of ownership percentage between parent and subsidiary	$12	$8

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended June 30, 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2018, and the results of operations for the three and six month periods ended June 30, 2018 and 2017, the consolidated statements of changes in equity for the six month period ended June 30, 2018 and cash flows for the six month periods ended June 30, 2018 and 2017.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2018 and December 31, 2017, Whitestone owned or held a majority interest in 72 and 73 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

These properties consist of:

Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

•
through our 81.4% interest in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”), an interest in 14 properties that do not meet our Community Centered Properties® strategy. See Note 6 for additional information regarding our investment in real estate partnerships.

Redevelopment, New Acquisitions Portfolio

•	one retail property that meets our Community Centered Properties® strategy; and

•	six parcels of land held for future development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2018 and December 31, 2017, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

Profit-sharing Method. In accordance with the Financial Accounting Standards Board's (“FASB”) guidance applicable to sales of real estate or interests therein, specifically FASB Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales,” ASC 606, “Revenue from Contracts with Customers” and ASC 610, “Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets,” we have not recognized the sale of assets to Pillarstone OP and are accounting for the transaction under the profit-sharing method. Until we otherwise meet the requirements to recognize the sale as defined, we will continue to recognize Pillarstone OP's real estate assets and notes payables in our consolidated balance sheets, for all periods following the transaction. Additionally, the profits and losses of Pillarstone OP not attributable to the Company are reported as profit sharing expense. See Note 6 for additional disclosure on Pillarstone OP.

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

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. Other than the effects noted below, these reclassifications had no effect on net income, total assets, total liabilities or equity.

Immaterial Error Correction. During the second quarter of 2018, we determined that certain prior period amounts contained errors due to our initial determination that we were the primary beneficiary of a variable interest entity (“VIE”), Pillarstone OP. See Note 6 for additional disclosure on Pillarstone OP. Management evaluated the materiality of the errors quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, but has elected to correct them in the accompanying prior period consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The following table presents the effects of the immaterial error correction on the consolidated balance sheet as of December 31, 2017 (in thousands):

	As of December 31, 2017
	As Reported	Correction of Error	As Adjusted
Cash and cash equivalents	$7,817	$(2,812)	$5,005
Investment in real estate partnership	—	4,095	4,095
Escrows and acquisition deposits	10,104	(2,188)	7,916
Accrued rents and accounts receivable, net of allowance for doubtful accounts	23,504	(2,364)	21,140
Unamortized lease commissions and loan costs	8,422	(1,265)	7,157
Prepaid expenses and other assets	6,263	(65)	6,198
Total assets	$1,074,767	$(4,599)	$1,070,168

Accounts payable and accrued expenses	$39,030	$(3,494)	$35,536
Tenants' security deposits	6,885	(1,191)	5,694
Total liabilities	716,449	(4,685)	711,764
Total noncontrolling interests	10,714	86	10,800
Total liabilities and equity	$1,074,767	$(4,599)	$1,070,168

The following table presents the effects of the immaterial error correction on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 (in thousands):

	For the Three Months Ended June 30, 2017
	As Reported	Correction of Error	As Adjusted
Net income	$2,144	$(101)	$2,043
Net income attributable to noncontrolling interests	161	(101)	60

	For the Six Months Ended June 30, 2017
	As Reported	Correction of Error	As Adjusted
Net income	$3,701	$(165)	$3,536
Net income attributable to noncontrolling interests	279	(165)	114

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

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the FASB's Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of June 30, 2018, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2018, approximately $147,000 and $26,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2018, approximately $291,000 and $129,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2017, approximately $84,000 and $64,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2017, approximately $156,000 and $93,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,489,000 and $2,390,000 in share-based compensation for the three months ended June 30, 2018 and 2017, respectively, and we recognized $3,397,000 and $4,841,000 in share-based compensation for the six months ended June 30, 2018 and 2017, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Recent Accounting Pronouncements.  In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseding most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $20,000 in legal related costs for the six months ended June 30, 2018.

In March 2016, the FASB issued guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, balance sheet classification of awards and the classification on the statement of cash flows. We adopted this guidance as of January 1, 2017. The main provision regarding excess tax benefits did not have an impact on our consolidated financial statements due to our status as a REIT for federal income tax purposes. We have elected to continue estimating the number of shares expected to vest in order to determine compensation cost, and we will continue to classify cash paid by us for employee taxes when common shares were repurchased to cover minimum statutory requirements under cash flows from financing activities.

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance effective January 1, 2018, and we have reconciled cash and cash equivalents and restricted cash and restricted cash equivalents on a retrospective basis, whereas under the previous guidance, we reported restricted cash and restricted cash equivalents under cash flows from financing activities.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a prospective basis beginning January 1, 2018 and believe the majority of our future acquisitions will qualify as asset acquisitions and the associated transaction costs will be capitalized as opposed to expensed under previous guidance.

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adding guidance for partial sales of nonfinancial assets and clarifying recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

3. MARKETABLE SECURITIES

In January 2018, we sold all of our remaining marketable securities and had no marketable securities as of June 30, 2018. All of our marketable securities were classified as available-for-sale securities as of December 31, 2017. Available-for-sale securities consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$50	$—	$(18)	$32
Total available-for-sale securities	$50	$—	$(18)	$32

During the six months ended June 30, 2018, available-for-sale securities were sold for total proceeds of $30,000. The gross realized loss on these sales during the six months ended June 30, 2018 was $20,000. During the three and six months ended June 30, 2017, no available-for-sale securities were sold. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $104,000 for the six months ended June 30, 2017 has been included in accumulated other comprehensive income.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2018	December 31, 2017

Tenant receivables	$15,564	$14,128
Accrued rents and other recoveries	13,969	15,620
Allowance for doubtful accounts	(9,069)	(8,608)
Total	$20,464	$21,140

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2018	December 31, 2017

Leasing commissions	$8,504	$7,861
Deferred legal cost	406	386
Deferred financing cost	4,071	4,071
Total cost	12,981	12,318
Less: leasing commissions accumulated amortization	(3,440)	(3,046)
Less: deferred legal cost accumulated amortization	(91)	(52)
Less: deferred financing cost accumulated amortization	(2,539)	(2,063)
Total cost, net of accumulated amortization	$6,911	$7,157

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately 18.1 million Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the Facility (as defined in Note 7); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days' prior written notice to the other party. None of the Management Agreements had been terminated as of June 30, 2018.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

As of June 30, 2018, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. In connection with the Contribution, in December 2016, we determined that we were the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we accounted for Pillarstone OP as a VIE and fully consolidated it in our consolidated financial statements for the year ended December 31, 2016 and in the subsequent periods.

In November 2017, we received a comment letter from the Staff of the Division of Corporation Finance of the SEC (the “Staff”) relating to our Annual Report on Form 10-K for the year ended December 31, 2016. In their letter, the Staff requested that we provide them with an analysis to support our determination that Pillarstone OP is a VIE of which we are the primary beneficiary and that Pillarstone OP should be consolidated in our financial statements in accordance with GAAP. In response to the Staff’s comment, we provided the Staff with our analysis of our accounting and financial reporting obligations relating to our interest in Pillarstone. After communicating our analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to our initial determinations at the time of the consummation of the Contribution in December 2016 but provided a verbal reminder that the determination of the primary beneficiary of a VIE should be continually reassessed, noting that the initial terms of the Management Agreements expired in December 2017, and suggesting that we consider pre-clearing future accounting treatment of Pillarstone OP with the Staff of the Office of the Chief Accountant (“OCA”).

In connection with the preparation and review of our financial statements for the quarter ended March 31, 2018, we concluded, in accordance with the Staff’s recommendation, and after consultation with our outside accounting advisors, that it would be prudent to seek the pre-clearance of the OCA of our proposed treatment of Pillarstone OP in our financial statements for such quarter. Accordingly, in April 2018, we submitted a letter to the OCA seeking their concurrence with our determinations that we maintained our status as the primary beneficiary of Pillarstone OP and, accordingly, should continue to consolidate Pillarstone in our financial statements for the quarter ended March 31, 2018 in accordance with GAAP. After further correspondence, including telephonic meetings between us, our advisors and the OCA, the OCA informed us that it objected to our conclusions that we were the primary beneficiary of Pillarstone OP and were required to consolidate it in our financial statements since the Contribution in December 2016 and during the subsequent periods. We respectfully disagreed with the OCA's determination and made a formal appeal to the Chief Accountant of the SEC.

On July 30, 2018, the Chief Accountant of the SEC informed us that our formal appeal was denied and that the OCA objects to our consolidation of Pillarstone OP in our financial statements under the VIE accounting guidance since the contribution in December 2016. As a result, we should not have consolidated Pillarstone OP in our financial statements under VIE accounting guidance in our historical financial statements for the years ended December 31, 2016 and 2017 and the interim periods. After consideration of the OCA's objection to our original accounting, we determined that the Contribution did not meet the requirements for derecognition of the underlying assets, and we have revised our accounting treatment accordingly. Management evaluated the materiality of the errors relating to our prior consolidation of Pillarstone OP quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, but has elected to correct them in the accompanying prior period consolidated financial statements. See Note 2 for additional disclosure on our revised accounting treatment and the correction of an immaterial error as a result.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP are now reflected in our consolidated balance sheets according to the profit sharing method as of June 30, 2018 and December 31, 2017 and consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Real estate assets, at cost
Property	$96,380	$95,146
Accumulated depreciation	(37,746)	(35,980)
Total real estate assets	58,634	59,166

Investment in real estate partnership	4,419	4,095

Liabilities
Notes payable(1)	$(48,241)	$(48,840)

Net carrying value	$14,812	$14,421

(1)	Excludes approximately $15.5 million in notes payable due to Whitestone as of June 30, 2018 and December 31, 2017.

The Company's maximum exposure to loss relating to Pillarstone OP is limited to its investment in Pillarstone OP and its guarantee of promissory notes issued to Pillarstone OP. Since the date of the Contribution, the Company has not provided financial support to Pillarstone OP that it was not previously contractually required to provide under the Management Agreements or OP Unit Purchase Agreement. The Company's maximum exposure to loss relating to Pillarstone OP as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
Net carrying value	$14,812	$14,421
OP Unit Purchase Agreement	3,000	3,000
Notes payable (1)	63,714	64,313
Maximum exposure to loss	$81,526	$81,734

(1)	Includes approximately $15.5 million of Whitestone's liability under the Facility.

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2018	December 31, 2017
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,620	$9,740
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	32,624	33,148
$6.5 million 3.80% Note, due January 1, 2019	5,750	5,842
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,179	19,360
$14.0 million 4.34% Note, due September 11, 2024	13,832	13,944
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	15,932	16,058
$15.1 million 4.99% Note, due January 6, 2024	14,754	14,865
$2.6 million 5.46% Note, due October 1, 2023	2,451	2,472
$1.3 million 3.47% Note, due November 28, 2018	637	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (6)	241,200	232,200
Total notes payable principal	669,279	660,929
Less deferred financing costs, net of accumulated amortization	(1,684)	(1,861)
Total notes payable	$667,595	$659,068

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%,

(5)	Promissory notes were assumed by Pillarstone OP in December 2016 and included in our consolidated balance sheets under the profit-sharing method of accounting as discussed in Note 2.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of June 30, 2018, $441.2 million was drawn on the Facility, and our remaining borrowing capacity was $58.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use any additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone OP, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone OP entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone OP agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of June 30, 2018, Pillarstone accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of June 30, 2018, our $227.4 million in secured debt was collateralized by 19 properties with a carrying value of $322.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2018, our tangible Net Worth (as defined in the Facility) was $345.8 million and, as a result, we were not in compliance with respect to the tangible Net Worth covenant in the Facility, which states that the tangible Net Worth of the Company shall not be less than the sum of $217.0 million plus 85% of the aggregate net proceeds received by the Company after December 8, 2016 in connection with any offering of stock or stock equivalents. We have received a one-time waiver as of June 30, 2018 and can make no assurances that we will be in compliance with this covenant or other covenants under the Facility in future periods or, if we are not in compliance, that we will be able to obtain another waiver. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Facility, an Event of Default (as defined in the Facility) would have occurred, permitting the lenders holding a majority of the commitments under the Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable.

Scheduled maturities of our outstanding debt as of June 30, 2018 were as follows (in thousands):

Year	Amount Due

2018	$11,558
2019	249,249
2020	82,827
2021	51,918
2022	102,007
Thereafter	171,720
Total	$669,279

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
June 30, 2018	Prepaid expenses and other assets	$6,593
December 31, 2017	Prepaid expenses and other assets	$3,036

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three months ended June 30, 2018	$913	Interest expense	$138
Three months ended June 30, 2017	$(780)	Interest expense	$(441)

Six months ended June 30, 2018	$3,558	Interest expense	$103
Six months ended June 30, 2017	$(48)	Interest expense	$(949)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2018 and 2017.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2018 and 2017, 1,032,949 and 1,086,332 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2018 and 2017, 1,058,015 and 1,093,042 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended June 30, 2018 and 2017, distributions of $71,000 and $109,000, respectively, were made to holders of certain restricted common shares, $4,000 of which were charged against earnings in each period, and for the six months ended June 30, 2018 and 2017, distributions of $116,000 and $204,000, respectively, were made to holders of certain restricted common shares, $8,000 of which were charged against earnings in each period. See Note 12 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$1,755	$2,043	$4,867	$3,536
Less: Net income attributable to noncontrolling interests	(45)	(60)	(128)	(114)
Distributions paid on unvested restricted shares	(67)	(105)	(108)	(196)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,643	$1,878	$4,631	$3,226

Denominator:
Weighted average number of common shares - basic	39,204	35,716	39,136	32,583
Effect of dilutive securities:
Unvested restricted shares	1,475	828	1,383	910
Weighted average number of common shares - dilutive	40,679	36,544	40,519	33,493

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.05	$0.12	$0.10
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.05	$0.11	$0.10

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2018 and 2017, we recognized approximately $102,000 and $89,000 in margin tax provision, respectively, and for the six months ended June 30, 2018 and 2017, we recognized approximately $217,000 and $170,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On April 25, 2017, we completed the sale of 8,018,500 common shares, including 1,018,500 common shares purchased by the underwriters upon exercise of their option to purchase additional common shares, at a public offering price per share of $13.00 (the “April 2017 Offering”). Total net proceeds from the April 2017 Offering, after deducting offering expenses, were approximately $99.9 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the April 2017 Offering to repay a portion of the Facility and for general corporate purposes, including funding a portion of the purchase price of BLVD Place and Eldorado Plaza.

On June 4, 2015, we entered into six amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We did not sell any common shares under the 2015 equity distribution agreements during the three and six months ended June 30, 2018. During the three months ended June 30, 2017, we sold 176,576 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $2.4 million. In connection with such sales, we paid compensation of approximately $27,000 to the sales agents. During the six months ended June 30, 2017, we sold 567,302 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $7.7 million. In connection with such sales, we paid compensation of approximately $139,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2018, we owned a 97.5% interest in the Operating Partnership.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2018 and December 31, 2017, there were 40,631,179 and 40,184,532 OP units outstanding, respectively.  We owned 39,623,007 and 39,100,951 OP units as of June 30, 2018 and December 31, 2017, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.4% and 97.1% for the three months ended June 30, 2018 and 2017, respectively and approximately 97.4% and 96.8% for the six months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018 and 2017, 75,032 and 11,634 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2018 and 2017, 75,409 and 18,989 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter during 2017 and the six months ended June 30, 2018 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2018
Second Quarter	$0.2850	$11,203	$0.2850	$295	$11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$0.5700	$22,348	$0.5700	$604	$22,952

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

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
June 30, 2018
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

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	2,481,331	$13.60
Granted	391,799	8.74
Vested	(266,249)	14.35
Forfeited	(56,142)	13.02
Non-vested at June 30, 2018	2,550,739	$12.79
Available for grant at June 30, 2018	533,952

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

A summary of our non-vested and vested shares activity for the six months ended June 30, 2018 and years ended December 31, 2017 and 2016 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2018	391,799	$8.74	(266,249)	$3,821
Year Ended December 31, 2017	1,354,534	$12.92	(881,710)	$12,829
Year Ended December 31, 2016	545,778	$14.85	(734,261)	$10,577

Total compensation recognized in earnings for share-based payments was $1,489,000 and $2,390,000 for the three months ended June 30, 2018 and 2017, respectively, and $3,397,000 and $4,841,000 for the six months ended June 30, 2018 and 2017, respectively.

Based on our current financial projections, we expect approximately 68% of the unvested awards, exclusive of 965,000 CIC Units, to vest over the next 33 months. As of June 30, 2018, there was approximately $2.1 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 18 months, and approximately $4.3 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on July 1, 2018.

We expect to record approximately $5.6 million in non-cash share-based compensation expense in 2018 and $4.2 million subsequent to 2018. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 23 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company's TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of June 30, 2018, the TSR Peer Group Ranking called for 200% attainment. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company's dilutive shares.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

15. REAL ESTATE

Property acquisitions. On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property® strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations using borrowings under our Facility and a portion of the net proceeds from the April 2017 Offering. BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property® strategy, for $46.6 million in cash and net prorations using borrowings under our Facility and a portion of the net proceeds from the April 2017 Offering. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

Unaudited pro forma financial information. The following unaudited pro forma consolidated operating data is presented for the three and six months ended June 30, 2018 and 2017, as if the acquisition of BLVD Place had occurred on January 1, 2017. Revenue and net income attributable to BLVD Place of $3.6 million and $1.9 million, respectively, have been included in our results of operations for the three months ended June 30, 2018, and revenue and net income attributable to BLVD Place of $7.5 million and $4.0 million, respectively, have been included in our results of operations for the six months ended June 30, 2018. Revenue and net income attributable to BLVD Place of $1.5 million and $0.9 million, respectively, have been included in our results of operations for the three and six months ended June 30, 2017. The related acquisition expenses of $0.4 million for the year ended December 31, 2017 have been reflected as a pro forma expense as of January 1, 2017. The unaudited pro forma consolidated operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
	Actual	Pro-Forma	Actual	Pro-Forma
Total property revenues	$33,072	$32,407	$66,668	$64,271
Net income	$1,755	$3,130	$4,867	$5,774
Net income attributable to Whitestone REIT (1)	$1,710	$3,038	$4,739	$5,588

Basic Earnings Per Share:	$0.04	$0.08	$0.12	$0.14

Diluted Earnings Per Share:	$0.04	$0.08	$0.11	$0.14

Weighted-average common shares outstanding:
Basic (2)	39,204	37,831	39,136	37,634
Diluted (2)	40,679	38,659	40,519	38,544

(1)
Net income attributable to Whitestone REIT reflects historical ownership percentages and does not reflect the effects of the April 2017 Offering, assuming the sale of the common shares took place on January 1, 2017, as the related impact on ownership percentage is minimal.

(2)	Pro forma weighted averages reflect the April 2017 Offering, assuming the sale of the common shares took place on January 1, 2017.

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of June 30, 2018, we had incurred approximately $5.3 million in construction costs, including approximately $0.6 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased as of June 30, 2018 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of June 30, 2018, we had incurred approximately $8.3 million in construction costs, including approximately $1.0 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 72% leased as of June 30, 2018 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal income taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs and the impact of the legislation commonly known as the Tax Cuts and Jobs Act;

•	adverse economic or real estate developments or natural disasters in Texas, Arizona or Illinois;

•	increases in interest rates, operating costs or general and administrative expenses, including those incurred in connection with the nomination of trustees by a shareholder;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;

•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all; and

•	our ability to regain compliance and to continue to comply with all covenants under the Facility.

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

As of June 30, 2018, we owned or had a majority interest in 72 commercial properties consisting of:

Operating Portfolio

•
51 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $920.3 million;

•
an interest in 14 properties that do not meet our Community Centered Properties® strategy containing approximately 1.5 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $59.0 million; and

Redevelopment, New Acquisitions Portfolio

•
one retail property that meets our Community Centered Properties® strategy containing less than 0.1 million square feet of GLA and having a total carrying value (net of accumulated depreciation) of $11.4 million; and

•	six parcels of land held for future development having a total carrying value of $17.4 million.

As of June 30, 2018, we had an aggregate of 1,647 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our annualized rental revenues for the six months ended June 30, 2018.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 223 new and renewal leases during the six months ended June 30, 2018, totaling 632,108 square feet and approximately $50.0 million in total lease value.  This compares to 180 new and renewal leases totaling 451,537 square feet and approximately $37.3 million in total lease value during the same period in 2017.

We employed 96 full-time employees as of June 30, 2018.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Pillarstone

In November 2017, we received a comment letter from the Staff of Division of Corporation Finance of the SEC (the “Staff”) relating to our Annual Report on Form 10-K for the year ended December 31, 2016. In their letter, the Staff requested that we provide them with an analysis to support our determination that Pillarstone OP is a VIE of which we are the primary beneficiary and that Pillarstone OP should be consolidated in our financial statements in accordance with GAAP. In response to the Staff’s comment, we provided the Staff with our analysis of our accounting and financial reporting obligations relating to our interest in Pillarstone. After communicating our analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to our initial determinations at the time of the consummation of the Contribution in December 2016 but provided a verbal reminder that the determination of the primary beneficiary of a VIE should be continually reassessed, noting that the initial terms of the Management Agreements expired in December 2017, and suggesting that we consider pre-clearing future accounting treatment of Pillarstone OP with the Office of the Chief Accountant (“OCA”).

In connection with the preparation and review of our financial statements for the quarter ended March 31, 2018, we concluded, in accordance with the Staff’s recommendation, and after consultation with our outside accounting advisors, that it would be prudent to seek the pre-clearance of the OCA of our proposed treatment of Pillarstone OP in our financial statements for such quarter. Accordingly, in April 2018, we submitted a letter to the OCA seeking their concurrence with our determinations that we maintained our status as the primary beneficiary of Pillarstone OP and, accordingly, should continue to consolidate Pillarstone in our financial statements for the quarter ended March 31, 2018 in accordance with GAAP. After further correspondence, including telephonic meetings between us, our advisors and the OCA, the OCA informed us that it objected to our conclusions that we were the primary beneficiary of Pillarstone OP and were required to consolidate it in our financial statements since the Contribution in December 2016 and during the subsequent periods. We respectfully disagreed with the OCA’s determination and have made a formal appeal to the Chief Accountant of the SEC.

On July 30, 2018, the Chief Accountant of the SEC informed us that our formal appeal was denied and that the OCA objects to our consolidation of Pillarstone OP in our financial statements under the VIE accounting guidance since the contribution in December 2016. As a result, we should not have consolidated Pillarstone OP in our financial statements under VIE accounting guidance in our historical financial statements for the years ended December 31, 2016 and 2017 and the interim periods. After consideration of the OCA’s objection to our original accounting, we determined that the Contribution did not meet the requirements for derecognition of the underlying assets, and we have revised our accounting treatment accordingly, pursuant to which we will not recognize the sale of assets to Pillarstone OP and will account for the transaction under the profit-sharing method. Management evaluated the materiality of the errors relating to our prior consolidation of Pillarstone OP quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, but has elected to correct them in the accompanying prior period consolidated financial statements.

For more information, see Note 2 (Summary of Significant Accounting Policies—Profit-sharing Method) and Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements.

April 2017 Offering

On April 25, 2017, we completed the sale of 8,018,500 common shares, including 1,018,500 common shares purchased by the underwriters upon exercise of their option to purchase additional common shares, at a public offering price per share of $13.00 (the “April 2017 Offering”). Total net proceeds from the April 2017 Offering, after deducting offering expenses, were approximately $99.9 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the April 2017 Offering to repay a portion of the Facility and for general corporate purposes, including funding a portion of the purchase price of BLVD Place and Eldorado Plaza.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $33.1 million and $30.2 million for the three months ended June 30, 2018 and 2017, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2018, approximately 22% of our GLA was subject to leases that expire prior to December 31, 2019.  Over the last three years, we have renewed expiring leases with respect to approximately 78% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

General and Administrative Expenses

On December 29, 2017, a shareholder of the Company notified us of its intention to nominate three trustees to our board of trustees at our 2018 Annual Meeting of Shareholders, which process concluded in our favor in May 2018. The process resulted in an increase in our general and administrative expenses compared to prior periods.

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

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone Capital REIT Operating Partnership LP (“Pillarstone,” or “Pillarstone OP” ) and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the Facility (as defined below)(see Note 7 (Debt) to the accompanying consolidated financial statements); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days' prior written notice to the other party. None of the Management Agreements had been terminated as of June 30, 2018.

In connection with the Contribution, on December 8, 2016, the Operating Partnership entered into a Tax Protection Agreement with Pillarstone REIT and Pillarstone pursuant to which Pillarstone agreed to indemnify the Operating Partnership for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Pillarstone Properties or if Pillarstone fails to maintain and allocate to the Operating Partnership for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and the Company incurs taxes that must be paid to maintain its REIT qualification for federal income tax purposes.

As of June 30, 2018, we owned approximately 81.4% of the total outstanding Pillarstone OP Units. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. In connection with Contribution, in December 2016 we determined that we were the primary beneficiary of a VIE, Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we accounted for Pillarstone OP as a VIE and fully consolidated it in our consolidated financial statements for the year ended December 31, 2016 and in the subsequent periods.

During the second quarter of 2018, we determined that certain prior period amounts contained errors due to our initial determination that we were the primary beneficiary of a variable interest entity, Pillarstone OP. We have revised our accounting treatment accordingly, pursuant to which we will not recognize the sale of assets to Pillarstone OP and will account for the transaction under the profit-sharing method. See Note 2 (Summary of Significant Accounting Policies—Profit-sharing Method) and Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for additional disclosure on Pillarstone OP. Management evaluated the materiality of the errors quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, but has elected to correct them in the accompanying prior period consolidated financial statements.

Property Acquisitions. On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property® strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations using borrowings under our Facility and a portion of the net proceeds from the April 2017 Offering. BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property® strategy, for $46.6 million in cash and net prorations using borrowings under our Facility and a portion of the net proceeds from the April 2017 Offering. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

Development Properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of June 30, 2018, we had incurred approximately $5.3 million in construction costs, including approximately $0.6 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased as of June 30, 2018 and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of June 30, 2018, we had incurred approximately $8.3 million in construction costs, including approximately $1.0 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 72% leased as of June 30, 2018 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

Leasing Activity

As of June 30, 2018, we owned or held a majority interest in 72 properties with 6,479,146 square feet of GLA and our occupancy rate for all properties was approximately 88% and 87% occupied as of June 30, 2018 and 2017, respectively. The following is a summary of the Company's leasing activity for the six months ended June 30, 2018:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	132	340,325	3.7	$2.62	$15.56	$15.10	10.8%
New Leases	28	50,447	4.7	6.21	18.45	17.76	10.4%
Total	160	390,772	3.9	$3.08	$15.93	$15.44	10.8%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	2	22,296	4.2	$7.69	$17.16
New Leases	61	219,040	5.3	8.05	15.01
Total	63	241,336	5.1	$8.01	$15.21

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company's capital expenditures for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capital expenditures:
Tenant improvements and allowances	$1,108	$1,323	$2,449	$2,877
Developments / redevelopments	500	698	3,126	2,940
Leasing commissions and costs	502	1,084	987	1,538
Maintenance capital expenditures	868	1,702	1,991	2,462
Total capital expenditures	$2,978	$4,807	$8,553	$9,817

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the six months ended June 30, 2018.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table provides a summary comparison of our results of operations and other metrics for the three months ended June 30, 2018 and 2017 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended June 30,
	2018	2017
Number of properties wholly-owned and operated	58	58
Aggregate GLA (sq. ft.)(1)	4,949,285	5,023,009
Ending occupancy rate - wholly-owned operating portfolio(1)	91%	90%
Ending occupancy rate - all wholly-owned properties	91%	89%

Number of properties managed	14	14
Aggregate GLA (sq. ft.)	1,529,861	1,531,737
Ending occupancy rate - managed operating portfolio	77%	78%

Total property revenues	$33,072	$30,208
Total property expenses	10,323	9,862
Total other expenses	20,755	18,057
Provision for income taxes	84	89
Gain on sale of properties	—	(16)
Profit sharing expense	81	101
Loss on disposal of assets	74	72
Net income	1,755	2,043
Less: Net income attributable to noncontrolling interests	45	60
Net income attributable to Whitestone REIT	$1,710	$1,983

Funds from operations (2)	$8,953	$8,543
Funds from operations core (3)	12,296	11,649
Property net operating income (4)	22,749	20,346
Distributions paid on common shares and OP units	11,498	10,403
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	94%	89%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $33,072,000 for the three months ended June 30, 2018 as compared to $30,208,000 for the three months ended June 30, 2017, an increase of $2,864,000, or approximately 9%. The three months ended June 30, 2018 included $2,408,000 in increased revenues from Non-Same Store operations resulting from the acquisitions in May 2017 of BLVD Place and Eldorado Plaza and $13,000 in increased revenues from Pillarstone OP. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $443,000 for the three months ended June 30, 2018 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2018 to the three months ended June 30, 2017, Same Stores include properties owned during the entire period from April 1, 2017 to June 30, 2018. Same Store revenue increased $433,000 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as the result of an increase in the average leased square feet to 4,080,000 from 4,009,000. The Same Store average revenue per leased square foot increased $0.01 for the three months ended June 30, 2018 to $24.11 per leased square foot as compared to the average revenue per leased square foot of $24.10 for the three months ended June 30, 2017, resulting in an increase of Same Store revenues of $10,000.

Property expenses.  Our property expenses were approximately $10,323,000 for the three months ended June 30, 2018 as compared to $9,862,000 for the three months ended June 30, 2017, an increase of $461,000, or approximately 5%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Overall Property Expenses	2018	2017	Change	% Change
Real estate taxes	$4,485	$4,487	$(2)	—%
Utilities	1,409	1,260	149	12%
Contract services	2,115	1,794	321	18%
Repairs and maintenance	933	967	(34)	(4)%
Bad debt	282	298	(16)	(5)%
Labor and other	1,099	1,056	43	4%
Total property expenses	$10,323	$9,862	$461	5%

	Three Months Ended June 30,
Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$3,347	$3,482	$(135)	(4)%
Utilities	958	912	46	5%
Contract services	1,457	1,364	93	7%
Repairs and maintenance	725	803	(78)	(10)%
Bad debt	204	306	(102)	(33)%
Labor and other	763	656	107	16%
Total property expenses	$7,454	$7,523	$(69)	(1)%

	Three Months Ended June 30,
Non-Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$497	$378	$119	Not meaningful
Utilities	125	38	87	Not meaningful
Contract services	374	136	238	Not meaningful
Repairs and maintenance	75	1	74	Not meaningful
Bad debt	18	(24)	42	Not meaningful
Labor and other	116	41	75	Not meaningful
Total property expenses	$1,205	$570	$635	Not meaningful

Real estate taxes.  Real estate taxes decreased approximately $2,000, or 0%, during the three months ended June 30, 2018 as compared to the same period in 2017. The real estate tax increase was comprised of increases of $14,000 and $119,000 in Pillarstone OP and Non-Same Store properties, respectively, offset by a decrease of $135,000 in our Same Store properties. The decrease in Same Store real estate tax expense was primarily attributable to settlements reached with taxing authorities in our Houston and Arizona properties. Many of the tax assessments on our properties are still under protest for 2017, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $149,000, or 12%, during the three months ended June 30, 2018 as compared to the same period in 2017. Utility expenses increased $87,000 in our Non-Same Store, $46,000 in our Same Store and $16,000 in Pillarstone OP properties.

Contract services.  Contract services expenses increased approximately $321,000, or 18%, during the three months ended June 30, 2018 as compared to the same period in 2017. The contract services expenses increase was comprised of $238,000 and $93,000 of increases in our Non-Same Store and Same Store properties, respectively, partially offset by a decrease of $10,000 in Pillarstone OP properties. The Same Store increase of $93,000 was primarily comprised of landscaping costs for our Arizona properties.

Repairs and maintenance. Repairs and maintenance expenses decreased approximately $34,000, or 4%, during the three months ended June 30, 2018 as compared to the same period in 2017. The repairs and maintenance expenses decrease was comprised of decreases of $78,000 and $30,000 in our Same Store and Pillarstone OP properties, respectively, partially offset by a $74,000 increase in our Non-Same Store properties.

Bad debt.  Bad debt expenses decreased $16,000, or 5% during the three months ended June 30, 2018 as compared to the same period in 2017. The decrease in bad debt expenses was comprised of a $102,000 decrease in Same Store bad debt, partially offset by increases of $42,000 and $44,000 for our Non-Same Store and Pillarstone OP properties, respectively.

Labor and other.  Labor and other expenses increased approximately $43,000, or 4%, during the three months ended June 30, 2018 as compared to the same period in 2017. The increased labor and other expense was comprised of $107,000 and $75,000 increases in our Same Store and Non-Same Store properties, respectively, partially offset by a $139,000 decrease in Pillarstone OP properties.

Same Store, Non-Same Store and Pillarstone OP net operating income. The components of Same Store, Non-Same Store, Pillarstone OP and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended June 30,			Percent
	2018	2017	Change	Change
Same Store (50 properties, exclusive of land held for development)
Property revenues
Rental revenues	$18,060	$18,146	$(86)	—%
Other revenues	6,533	6,004	529	9%
Total property revenues	24,593	24,150	443	2%

Property expenses
Property operation and maintenance	4,107	4,041	66	2%
Real estate taxes	3,347	3,482	(135)	(4)%
Total property expenses	7,454	7,523	(69)	(1)%

Total Same Store net operating income	17,139	16,627	512	3%

Non-Same Store (3 Properties, exclusive of land held for development)
Property revenues
Rental revenues	3,323	1,678	1,645	Not meaningful
Other revenues	1,306	543	763	Not meaningful
Total property revenues	4,629	2,221	2,408	Not meaningful

Property expenses
Property operation and maintenance	708	192	516	Not meaningful
Real estate taxes	497	378	119	Not meaningful
Total property expenses	1,205	570	635	Not meaningful

Total Non-Same Store net operating income	3,424	1,651	1,773	Not meaningful

Pillarstone OP properties (14 Properties)
Property revenues
Rental revenues	3,267	3,186	81	3%
Other revenues	583	651	(68)	(10)%
Total property revenues	3,850	3,837	13	—%

Property expenses
Property operation and maintenance	1,023	1,142	(119)	(10)%
Real estate taxes	641	627	14	2%
Total property expenses	1,664	1,769	(105)	(6)%

Total Pillarstone OP properties net operating income	2,186	2,068	118	6%

Total property net operating income	22,749	20,346	2,403	12%

Less total other expenses, provision for income taxes, gain on sale of properties, profit sharing expense and gain (loss) on disposal of assets	20,994	18,303	2,691	15%

Net income	$1,755	$2,043	$(288)	(14)%

Other expenses.  Our other expenses were approximately $20,755,000 for the three months ended June 30, 2018, as compared to $18,057,000 for the three months ended June 30, 2017, an increase of $2,698,000, or 15%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended
	June 30,
	2018	2017	Change	% Change
General and administrative	$6,624	$5,848	$776	13%
Depreciation and amortization	7,396	6,681	715	11%
Interest expense	6,854	5,629	1,225	22%
Interest, dividend and other investment income	(119)	(101)	(18)	18%
Total other expenses	$20,755	$18,057	$2,698	15%

General and administrative. General and administrative expenses increased approximately $776,000, or 13%, for the three months ended June 30, 2018 as compared to the same period in 2017. The increase was comprised of $1,854,000 in increased professional fees and other expenses incurred in connection with our 2018 Annual Meeting of Shareholders, $330,000 in increased salaries and benefits, net of allocated costs and $21,000 in increased other expenses, partially offset by $901,000 in decreased share-based compensation, $341,000 in decreased other professional fees and $187,000 in decreased other acquisition costs.

Total compensation recognized in earnings for share-based payments was $1,489,000 and $2,390,000 for the three months ended June 30, 2018 and 2017, respectively.

We expect to record approximately $5.6 million in non-cash share-based compensation expense in 2018 and $4.2 million subsequent to 2018. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 23 months.

Depreciation and amortization. Depreciation and amortization increased $715,000, or 11%, for the three months ended June 30, 2018 as compared to the same period in 2017. Depreciation for improvements to Same Store properties increased $88,000 for the three months ended June 30, 2018 as compared to the same period in 2017. Depreciation for Non-Same Store properties increased $478,000 and depreciation for Pillarstone OP properties increased $72,000. Lease commission amortization and depreciation of corporate assets increased $77,000 for the three months ended June 30, 2018 as compared to the same period in 2017.

Interest expense. Interest expense increased approximately $1,225,000, or 22%, for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in interest expense is comprised of approximately $510,000 in increased interest expense resulting from a $58,618,000 increase in our average notes payable balance, a $702,000 increase in interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.48% to 3.90% and an increase in amortized loan fees included in interest expense of $13,000.

Interest, dividend and other investment income. Interest, dividend and other investment income increased approximately $18,000, or 18%, for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in interest, dividend and other investment income for the three months ended June 30, 2018 as compared to the same period in 2017 is comprised of approximately $22,000 in increased interest income offset by $4,000 in decreased dividend income.

Results of Operations

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table provides a summary comparison of our results of operations and other metrics for the six months ended June 30, 2018 and 2017 (dollars in thousands, except per share and per OP unit amounts):

	Six Months Ended June 30,
	2018	2017
Number of properties wholly-owned and operated	58	58
Aggregate GLA (sq. ft.)(1)	4,949,285	5,023,009
Ending occupancy rate - wholly-owned operating portfolio(1)	91%	90%
Ending occupancy rate - all wholly-owned properties	91%	89%

Number of properties managed	14	14
Aggregate GLA (sq. ft.)	1,529,861	1,531,737
Ending occupancy rate - managed operating portfolio	77%	78%

Total property revenues	$66,668	$58,475
Total property expenses	20,688	19,276
Total other expenses	40,692	35,249
Provision for income taxes	213	170
Gain on sale of properties	(266)	(16)
Profit sharing expense	203	165
Loss on disposal of assets	271	95
Net income	4,867	3,536
Less: Net income attributable to noncontrolling interests	128	114
Net income attributable to Whitestone REIT	$4,739	$3,422

Funds from operations (2)	$18,973	$15,853
Funds from operations core (3)	24,904	21,828
Property net operating income (4)	45,980	39,199
Distributions paid on common shares and OP units	22,952	19,169
Distributions per common share and OP unit	$0.5700	$0.5700
Distributions paid as a percentage of funds from operations core	92%	88%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $66,668,000 for the six months ended June 30, 2018 as compared to $58,475,000 for the six months ended June 30, 2017, an increase of $8,193,000, or 14%. The six months ended June 30, 2018 included $7,454,000 in increased revenues from Non-Same Store operations resulting from the acquisitions in May 2017 of BLVD Place and Eldorado Plaza and $248,000 in increased revenues from Pillarstone OP. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $491,000 for the six months ended June 30, 2018 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2018 to the six months ended June 30, 2017, Same Stores include properties owned during the entire period from January 1, 2017 to June 30, 2018. Same Store revenue increased $695,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as the result of an increase in the average leased square feet to 4,082,000 from 4,025,000. The Same Store average revenue per leased square foot decreased $0.10 for the six months ended June 30, 2018 to $23.99 per leased square foot as compared to the average revenue per leased square foot of $24.09 for the six months ended June 30, 2017, resulting in a decrease of Same Store revenues of $204,000.

Property expenses.  Our property expenses were approximately $20,688,000 for the six months ended June 30, 2018 as compared to $19,276,000 for the six months ended June 30, 2017, an increase of $1,412,000, or 7%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Overall Property Expenses	2018	2017	Change	% Change
Real estate taxes	$9,142	$8,407	$735	9%
Utilities	2,654	2,496	158	6%
Contract services	3,944	3,430	514	15%
Repairs and maintenance	2,086	2,094	(8)	—%
Bad debt	769	907	(138)	(15)%
Labor and other	2,093	1,942	151	8%
Total property expenses	$20,688	$19,276	$1,412	7%

	Six Months Ended June 30,
Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$6,374	$6,735	$(361)	(5)%
Utilities	1,821	1,810	11	1%
Contract services	2,721	2,680	41	2%
Repairs and maintenance	1,536	1,722	(186)	(11)%
Bad debt	679	863	(184)	(21)%
Labor and other	1,419	1,410	9	1%
Total property expenses	$14,550	$15,220	$(670)	(4)%

	Six Months Ended June 30,
Non-Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$1,445	$405	$1,040	Not meaningful
Utilities	235	52	183	Not meaningful
Contract services	674	148	526	Not meaningful
Repairs and maintenance	143	3	140	Not meaningful
Bad debt	(10)	(18)	8	Not meaningful
Labor and other	255	56	199	Not meaningful
Total property expenses	$2,742	$646	$2,096	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $735,000, or 9%, during the six months ended June 30, 2018 as compared to the same period in 2017. The real estate tax increase was comprised of increases of $1,040,000 and $56,000 in our Non-Same Store and Pillarstone OP properties, respectively, offset by a decrease of $361,000 in our Same Store properties. Many of the tax assessments on our properties are still under protest for 2017, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $158,000, or 6%, during the six months ended June 30, 2018 as compared to the same period in 2017. Utility expenses increased $183,000 and $11,000 in our Non-Same Store and Same Store properties, respectively, partially offset by a decrease of $36,000 in Pillarstone OP properties.

Contract services.  Contract services expenses increased approximately $514,000, or 15%, during the six months ended June 30, 2018 as compared to the same period in 2017. The contract services expenses increase was comprised of $526,000 and $41,000 of increases in our Non-Same Store and Same Store properties, respectively, partially offset by a decrease of $53,000 in Pillarstone OP properties.

Repairs and maintenance. Repairs and maintenance expenses decreased approximately $8,000, or 0%, during the six months ended June 30, 2018 as compared to the same period in 2017. The repairs and maintenance expenses decrease was comprised of a decrease of $186,000 in our Same Store properties offset by increases of $140,000 and $38,000 in our Non-Same Store and Pillarstone OP properties, respectively.

Bad debt.  Bad debt expenses decreased $138,000, or 15% during the six months ended June 30, 2018 as compared to the same period in 2017. The decrease in bad debt expenses was comprised of a $184,000 decrease in Same Store bad debt, partially offset by increases of $38,000 and $8,000 from Pillarstone OP and Non-Same Store properties, respectively.

Labor and other.  Labor and other expenses increased approximately $151,000, or 8%, during the six months ended June 30, 2018 as compared to the same period in 2017. The increased labor and other expense was comprised of $199,000 and $9,000 increases in our Non-Same Store and Same Store properties, respectively, partially offset by a $57,000 decrease in Pillarstone OP properties.

Same Store, Non-Same Store and Pillarstone OP net operating income. The components of Same Store, Non-Same Store, Pillarstone OP and total property net operating income and net income are detailed in the table below (in thousands):

	Six Months Ended June 30,			Percent
	2018	2017	Change	Change
Same Store (50 properties, exclusive of land held for development)
Property revenues
Rental revenues	$36,248	$36,140	$108	—%
Other revenues	12,718	12,335	383	3%
Total property revenues	48,966	48,475	491	1%

Property expenses
Property operation and maintenance	8,176	8,485	(309)	(4)%
Real estate taxes	6,374	6,735	(361)	(5)%
Total property expenses	14,550	15,220	(670)	(4)%

Total Same Store net operating income	34,416	33,255	1,161	3%

Non-Same Store (3 Properties, exclusive of land held for development)
Property revenues
Rental revenues	6,807	1,753	5,054	Not meaningful
Other revenues	2,979	579	2,400	Not meaningful
Total property revenues	9,786	2,332	7,454	Not meaningful

Property expenses
Property operation and maintenance	1,297	241	1,056	Not meaningful
Real estate taxes	1,445	405	1,040	Not meaningful
Total property expenses	2,742	646	2,096	Not meaningful

Total Non-Same Store net operating income	7,044	1,686	5,358	Not meaningful

Pillarstone OP properties (14 Properties)
Property revenues
Rental revenues	6,541	6,413	128	2%
Other revenues	1,375	1,255	120	10%
Total property revenues	7,916	7,668	248	3%

Property expenses
Property operation and maintenance	2,073	2,143	(70)	(3)%
Real estate taxes	1,323	1,267	56	4%
Total property expenses	3,396	3,410	(14)	—%

Total Pillarstone OP properties net operating income	4,520	4,258	262	6%

Total property net operating income	45,980	39,199	6,781	17%

Less total other expenses, provision for income taxes, gain on sale of properties, profit sharing expense and gain (loss) on disposal of assets	41,113	35,663	5,450	15%

Net income	$4,867	$3,536	$1,331	38%

Other expenses.  Our other expenses were approximately $40,692,000 for the six months ended June 30, 2018, as compared to $35,249,000 for the six months ended June 30, 2017, an increase of $5,443,000, or 15%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended
	June 30,
	2018	2017	Change	% Change
General and administrative	$12,938	$12,017	$921	8%
Depreciation and amortization	14,617	12,689	1,928	15%
Interest expense	13,355	10,782	2,573	24%
Interest, dividend and other investment income	(218)	(239)	21	(9)%
Total other expenses	$40,692	$35,249	$5,443	15%

General and administrative. General and administrative expenses increased approximately $921,000, or 8%, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase was comprised of $2,534,000 in increased professional fees and other expenses incurred in connection with our 2018 Annual Meeting of Shareholders, $330,000 in increased salaries and benefits, net of allocated costs and $19,000 in increased other expenses, partially offset by decreases of $1,444,000 in share-based compensation expense and $518,000 in legal and acquisition costs.

Total compensation recognized in earnings for share-based payments was $3,397,000 and $4,841,000 for the six months ended June 30, 2018 and 2017, respectively.

We expect to record approximately $5.6 million in non-cash share-based compensation expense in 2018 and $4.2 million subsequent to 2018. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 23 months.

Depreciation and amortization. Depreciation and amortization increased $1,928,000, or 15%, for the six months ended June 30, 2018 as compared to the same period in 2017. Depreciation for improvements to Same Store properties increased $425,000 for the six months ended June 30, 2018 as compared to the same period in 2017. Depreciation for Non-Same Store properties increased $1,258,000 and depreciation for Pillarstone OP properties increased $101,000. Lease commission amortization and depreciation of corporate assets increased $144,000 for the six months ended June 30, 2018 as compared to the same period in 2017.

Interest expense. Interest expense increased approximately $2,573,000, or 24%, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in interest expense is comprised of approximately $1,337,000 in increased interest expense resulting from a $77,551,000 increase in our average notes payable balance, a $1,206,000 increase in interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.45% to 3.81% and an increase in amortized loan fees included in interest expense of $30,000.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased approximately $21,000, or 9%, for the six months ended June 30, 2018 as compared to the same period in 2017. The decrease in interest, dividend and other investment income for the six months ended June 30, 2018 as compared to the same period in 2017 is comprised of approximately $7,000 in increased interest income offset by $20,000 in realized losses from sales of available-for-sale securities and $8,000 in decreased dividend income.

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

Funds From Operations Core (“FFO Core”)

Management believes that the computation of FFO in accordance with Nareit's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, non-cash share-based compensation expense, proxy contest professional fees and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
FFO and FFO CORE	2018	2017	2018	2017
Net income attributable to Whitestone REIT	$1,710	$1,983	$4,739	$3,422
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	7,124	6,445	14,101	12,240
Loss on sale or disposal of assets and properties, net	74	55	5	77
Net income attributable to noncontrolling interests	45	60	128	114
FFO	8,953	8,543	18,973	15,853

Adjustments to reconcile to FFO Core:
Share-based compensation expense	1,489	2,390	3,397	4,841
Proxy contest professional fees	1,854	—	2,534	—
Acquisition costs	—	716	—	1,134
FFO Core	$12,296	$11,649	$24,904	$21,828

(1)	Includes pro-rata share attributable to assets held by Pillarstone OP.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2018	2017	2018	2017
Net income attributable to Whitestone REIT	$1,710	$1,983	$4,739	$3,422
General and administrative expenses	6,624	5,848	12,938	12,017
Depreciation and amortization	7,396	6,681	14,617	12,689
Interest expense	6,854	5,629	13,355	10,782
Interest, dividend and other investment income	(119)	(101)	(218)	(239)
Provision for income taxes	84	89	213	170
Gain on sale of properties	—	(16)	(266)	(16)
Profit sharing expense	81	101	203	165
Loss on disposal of assets	74	72	271	95
Net income attributable to noncontrolling interests	45	60	128	114
NOI	$22,749	$20,346	$45,980	$39,199

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

     During the six months ended June 30, 2018, our cash provided from operating activities was $18,942,000 and our total distributions were $22,952,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $4,010,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

We had approximately $58.8 million in borrowing capacity under our Facility as of June 30, 2018. Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. As of June 30, 2018, our tangible Net Worth (as defined in the Facility) was $345.8 million and, as a result, we were not in compliance with respect to the tangible Net Worth covenant in the Facility, which states that the tangible Net Worth of the Company shall not be less than the sum of $217.0 million plus 85% of the aggregate net proceeds received by the Company after December 8, 2016 in connection with any offering of stock or stock equivalents. We have received a one-time waiver as of June 30, 2018 and can make no assurances that we will be in compliance with this covenant or other covenants under the Facility in future periods or, if we are not in compliance, that we will be able to obtain another waiver. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Facility, an Event of Default (as defined in the Facility) would have occurred, permitting the lenders holding a majority of the commitments under the Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. There can be no assurance that we will be able to raise capital through any of these means on attractive terms or at all.

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property® strategy through equity issuances and debt financing. For example, on April 25, 2017, we completed the April 2017 Offering. On May 3, 2017, we acquired Eldorado Plaza. We funded the purchase price of Eldorado Plaza and related transaction expenses with borrowings under our Facility and a portion of the net proceeds from the April 2017 Offering. On May 26, 2017, we acquired BLVD Place. We funded the purchase price of BLVD Place and related transaction expenses through a combination of borrowings under our Facility and the BLVD Note (as defined below) and a portion of the net proceeds from the April 2017 Offering. Included in the purchase of Eldorado Plaza was approximately 1.86 acres of developable land that will give us the ability to build an estimated 24,000 square feet of additional leasable space for an estimated cost to acquire and develop the land parcel of approximately $4.0 million, based on current plans. Further, included in the purchase of BLVD Place was approximately 1.43 acres of developable land. We currently intend to develop a six-story, 137,000 square foot mixed-use building, which we refer to as the BLVD Phase II-B development, on the developable land at BLVD Place, for an estimated cost to acquire and develop the land parcel of $55 million, including the $10.5 million of the aggregate purchase price of BLVD Place allocated to the acquisition of the land parcel.

As discussed in Note 11 (Equity) to the accompanying consolidated financial statements, on June 4, 2015, we entered into the 2015 equity distribution agreements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. We did not sell any common shares under the 2015 equity distribution agreements during the three and six months ended June 30, 2018. During the three months ended June 30, 2017, we sold 176,576 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $2.4 million. In connection with such sales, we paid compensation of approximately $27,000 to the sales agents. During the six months ended June 30, 2017, we sold 567,302 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $7.7 million. In connection with such sales, we paid compensation of approximately $139,000 to the sales agents. We have used and anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $3,338,000 as of June 30, 2018, as compared to $5,210,000 on December 31, 2017.  The decrease of $1,872,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $18,942,000 for the six months ended June 30, 2018;

•	Net proceeds of $9,000,000 from the Facility;

•	Proceeds of $4,433,000 from sale of property;

•	Proceeds of $30,000 from sale of marketable securities;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $22,952,000;

•	Additions to real estate of $7,566,000;

•	Our investment in real estate partnership of $649,000;

•	Repurchase of common shares of $1,059,000;

•	Payments of notes payable of $1,923,000; and

•	Payments of exchange offer costs of $128,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2018	December 31, 2017
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2018 (1)	$9,620	$9,740
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	32,624	33,148
$6.5 million 3.80% Note, due January 1, 2019	5,750	5,842
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,179	19,360
$14.0 million 4.34% Note, due September 11, 2024	13,832	13,944
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	15,932	16,058
$15.1 million 4.99% Note, due January 6, 2024	14,754	14,865
$2.6 million 5.46% Note, due October 1, 2023	2,451	2,472
$1.3 million 3.47% Note, due November 28, 2018	637	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (6)	241,200	232,200
Total notes payable principal	669,279	660,929
Less deferred financing costs, net of accumulated amortization	(1,684)	(1,861)
	$667,595	$659,068

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term.

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

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%,

(5)
Promissory notes were assumed by Pillarstone OP in December 2016 and included in our consolidated balance sheets under the profit-sharing method of accounting as discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of June 30, 2018, $441.2 million was drawn on the Facility, and our remaining borrowing capacity was $58.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use any additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone OP, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone OP entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone OP agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of June 30, 2018, Pillarstone OP accounted for approximately $15.5 million of the total amount drawn on the Facility.

As of June 30, 2018, our $227.4 million in secured debt was collateralized by 19 properties with a carrying value of $322.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2018, our tangible Net Worth (as defined in the Facility) was $345.8 million and, as a result, we were not in compliance with respect to the tangible Net Worth covenant in the Facility, which states that the tangible Net Worth of the Company shall not be less than the sum of $217.0 million plus 85% of the aggregate net proceeds received by the Company after December 8, 2016 in connection with any offering of stock or stock equivalents. We have received a one-time waiver as of June 30, 2018 and can make no assurances that we will be in compliance with this covenant or other covenants under the Facility in future periods or, if we are not in compliance, that we will be able to obtain another waiver. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Facility, an Event of Default (as defined in the Facility) would have occurred, permitting the lenders holding a majority of the commitments under the Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable.

Scheduled maturities of our outstanding debt as of June 30, 2018 were as follows (in thousands):

Year	Amount Due

2018	$11,558
2019	249,249
2020	82,827
2021	51,918
2022	102,007
Thereafter	171,720
Total	$669,279

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

Contractual Obligations

During the six months ended June 30, 2018, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter during 2017 and the six months ended June 30, 2018 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2018
Second Quarter	$0.2850	$11,203	$0.2850	$295	$11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$0.5700	$22,348	$0.5700	$604	$22,952

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of June 30, 2018 and December 31, 2017.

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

Fixed Interest Rate Debt

As of June 30, 2018, $428.1 million, or approximately 64% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2018 of approximately 3.81% per annum with scheduled maturities ranging from 2018 to 2027 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $15.5 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2018, $241.2 million, or approximately 36% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $2.4 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2018 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the period ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
During the three months ended June 30, 2018, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	—	$—	N/A	N/A
May 1, 2018 through May 31, 2018	—	—	N/A	N/A
June 1, 2018 through June 30, 2018	47,557	12.48	N/A	N/A
Total	47,557	$12.48

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	August 9, 2018	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)