Form 10-Q
period 2018-09-30
Whitestone REIT
filed 2018-11-06
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 39,773,002 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,146,951	$1,149,454
Accumulated depreciation	(145,807)	(131,034)
Total real estate assets	1,001,144	1,018,420
Cash and cash equivalents	9,389	5,005
Restricted cash	91	205
Marketable securities	—	32
Investment in real estate partnership	2,770	4,095
Escrows and acquisition deposits	7,702	7,916
Accrued rents and accounts receivable, net of allowance for doubtful accounts	21,906	21,140
Unamortized lease commissions and loan costs	6,847	7,157
Prepaid expenses and other assets	10,597	6,198
Total assets	$1,060,446	$1,070,168

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$666,624	$659,068
Accounts payable and accrued expenses	32,846	35,536
Tenants' security deposits	5,920	5,694
Dividends and distributions payable	11,600	11,466
Total liabilities	716,990	711,764
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,772,105 and 39,221,773 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	525,780	521,314
Accumulated deficit	(198,199)	(176,684)
Accumulated other comprehensive gain	7,034	2,936
Total Whitestone REIT shareholders' equity	334,653	347,604
Noncontrolling interest in subsidiary	8,803	10,800
Total equity	343,456	358,404
Total liabilities and equity	$1,060,446	$1,070,168

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Property revenues
Rental revenues	$25,256	$24,891	$74,852	$69,197
Other revenues	9,340	8,762	26,412	22,931
Total property revenues	34,596	33,653	101,264	92,128

Property expenses
Property operation and maintenance	6,374	6,104	17,920	16,973
Real estate taxes	5,253	5,181	14,395	13,588
Total property expenses	11,627	11,285	32,315	30,561

Other expenses (income)
General and administrative	4,959	5,581	17,897	17,598
Depreciation and amortization	7,483	7,247	22,100	19,936
Interest expense	6,951	6,376	20,306	17,158
Interest, dividend and other investment income	(84)	(142)	(302)	(381)
Total other expense	19,309	19,062	60,001	54,311

Income before gain (loss) on sale or disposal of properties or assets and income taxes	3,660	3,306	8,948	7,256

Provision for income taxes	(115)	(126)	(328)	(296)
Gain on sale of properties	4,380	—	4,646	16
Profit sharing expense	(73)	(63)	(276)	(228)
Loss on sale or disposal of assets	(15)	(40)	(286)	(135)

Net income	7,837	3,077	12,704	6,613

Less: Net income attributable to noncontrolling interests	193	84	326	201

Net income attributable to Whitestone REIT	$7,644	$2,993	$12,378	$6,412

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.19	$0.07	$0.31	$0.18
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.19	$0.07	$0.30	$0.17

Weighted average number of common shares outstanding:
Basic	39,327	37,992	39,200	34,406
Diluted	40,635	38,589	40,541	35,211

Distributions declared per common share / OP unit	$0.2850	$0.2850	$0.8550	$0.8550

Consolidated Statements of Comprehensive Income

Net income	$7,837	$3,077	$12,704	$6,613

Other comprehensive gain

Unrealized gain on cash flow hedging activities	605	172	4,163	124
Unrealized gain (loss) on available-for-sale marketable securities	—	(7)	18	26

Comprehensive income	8,442	3,242	16,885	6,763

Less: Net income attributable to noncontrolling interests	193	84	326	201
Less: Comprehensive gain attributable to noncontrolling interests	15	5	107	5

Comprehensive income attributable to Whitestone REIT	$8,234	$3,153	$16,452	$6,557

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders'	Interests		Total
	Shares	Amount	Capital	Deficit	Gain	Equity	Units	Dollars	Equity

Balance, December 31, 2017	39,222	$38	$521,314	$(176,684)	$2,936	$347,604	1,084	$10,800	$358,404
Exchange of noncontrolling interest OP units for common shares	155	—	1,545	—	—	1,545	(155)	(1,545)	—
Exchange offer costs	—	—	(128)	—	—	(128)	—	—	(128)
Issuance of shares under dividend reinvestment plan	8	—	101	—	—	101	—	—	101
Repurchase of common shares (1)	(139)	—	(1,699)	—	—	(1,699)	—	—	(1,699)
Share-based compensation	526	—	4,647	—	—	4,647	—	—	4,647
Distributions	—	—	—	(33,893)	—	(33,893)	—	(861)	(34,754)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	4,056	4,056	—	107	4,163
Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	18	18	—	—	18
Reallocation of ownership between parent and subsidiary	—	—	—	—	24	24	—	(24)	—
Net income	—	—	—	12,378	—	12,378	—	326	12,704
Balance, September 30, 2018	39,772	$38	$525,780	$(198,199)	$7,034	$334,653	929	$8,803	$343,456

(1)
During the nine months ended September 30, 2018, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,704	$6,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,100	19,936
Amortization of deferred loan costs	976	953
Amortization of notes payable discount	—	447
Loss (gain) on sale of marketable securities	20	(5)
Loss (gain) on sale or disposal of assets and properties	(4,360)	119
Bad debt expense	1,123	1,442
Share-based compensation	4,894	7,347
Changes in operating assets and liabilities:
Escrows and acquisition deposits	214	(2,683)
Accrued rent and accounts receivable	(1,736)	(3,307)
Unamortized lease commissions	(1,394)	(1,837)
Prepaid expenses and other assets	618	71
Accounts payable and accrued expenses	(2,924)	(1,441)
Tenants' security deposits	226	488
Net cash provided by operating activities	32,461	28,143
Cash flows from investing activities:
Acquisitions of real estate	—	(124,557)
Additions to real estate	(11,300)	(13,499)
Proceeds from sales of properties	12,574	26
Investment in real estate partnership	843	(1,533)
Proceeds from sales of marketable securities	30	306
Net cash provided by (used in) investing activities	2,147	(139,257)
Cash flows from financing activities:
Distributions paid to common shareholders	(33,642)	(29,494)
Distributions paid to OP unit holders	(890)	(932)
Proceeds from issuance of common shares, net of offering costs	—	107,619
Payments of exchange offer costs	(128)	—
Net proceeds from credit facility	9,000	40,600
Repayments of notes payable	(2,949)	(2,788)
Payments of loan origination costs	(30)	(695)
Repurchase of common shares	(1,699)	(1,987)
Net cash provided by (used in) financing activities	(30,338)	112,323

Net increase in cash, cash equivalents and restricted cash	4,270	1,209
Cash, cash equivalents and restricted cash at beginning of period	5,210	2,988
Cash, cash equivalents and restricted cash at end of period	$9,480	$4,197

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,879	$16,311
Cash paid for taxes	$392	$329
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$963	$995
Financed insurance premiums	$1,273	$1,115
Value of shares issued under dividend reinvestment plan	$101	$95
Value of common shares exchanged for OP units	$1,545	$206
Change in fair value of available-for-sale securities	$18	$26
Change in fair value of cash flow hedge	$4,163	$124
Reallocation of ownership percentage between parent and subsidiary	$24	$9

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended September 30, 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2018, and the results of operations for the three and nine month periods ended September 30, 2018 and 2017, the consolidated statements of changes in equity for the nine month period ended September 30, 2018 and cash flows for the nine month periods ended September 30, 2018 and 2017.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2018 and December 31, 2017, Whitestone owned or held a majority interest in 71 and 73 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of September 30, 2018 and December 31, 2017, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of partnership interests other than us. Net income or loss is allocated

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

Immaterial Error Correction. During the second quarter of 2018, we determined that certain prior period amounts contained errors due to our initial determination that we were the primary beneficiary of a variable interest entity (“VIE”), Pillarstone OP. See Note 6 for additional disclosure on Pillarstone OP. Management evaluated the materiality of the errors quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, and elected to correct them in the accompanying prior period consolidated financial statements.

The following table presents the effects of the immaterial error correction on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 (in thousands):

	For the Three Months Ended September 30, 2017
	As Reported	Correction of Error	As Adjusted
Net income	$3,140	$(63)	$3,077
Net income attributable to noncontrolling interests	147	(63)	84

	For the Nine Months Ended September 30, 2017
	As Reported	Correction of Error	As Adjusted
Net income	$6,841	$(228)	$6,613
Net income attributable to noncontrolling interests	429	(228)	201

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges' change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of September 30, 2018, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2018, approximately $149,000 and $145,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2018, approximately $440,000 and $274,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2017, approximately $146,000 and $96,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2017, approximately $302,000 and $189,000 in interest expense and real estate taxes, respectively, were capitalized.

Real Estate Held for Sale and Discontinued Operations. We consider a commercial property to be held for sale when it meets all of the criteria established under ASC 205, “Presentation of Financial Statements.” For commercial properties classified as held for sale, assets and liabilities are presented separately for all periods presented.

In accordance with ASC 205, a discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity is classified as held for sale, disposed of by sale or disposed of other than by sale. In addition, ASC 205 requires us to provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not meet the criteria for a discontinued operation.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the granted shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management's most recent estimates using the fair value of the shares as of the grant date. We recognized $1,497,000 and $2,704,000 in share-based compensation for the three months ended September 30, 2018 and 2017, respectively, and we recognized $4,894,000 and $7,545,000 in share-based compensation for the nine months ended September 30, 2018 and 2017, respectively.

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
September 30, 2018
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

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $24,000 in legal related costs for the nine months ended September 30, 2018.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

3. MARKETABLE SECURITIES

In January 2018, we sold all of our remaining marketable securities and had no marketable securities as of September 30, 2018. All of our marketable securities were classified as available-for-sale securities as of December 31, 2017. Available-for-sale securities consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$50	$—	$(18)	$32
Total available-for-sale securities	$50	$—	$(18)	$32

During the nine months ended September 30, 2018, available-for-sale securities were sold for total proceeds of $30,000. The gross realized loss on these sales during the nine months ended September 30, 2018 was $20,000. During the three months ended September 30, 2017, available-for-sale securities were sold for total proceeds of $306,000. The gross realized gain on these sales during the three months ended September 30, 2017 was $5,000. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $111,000 for the nine months ended September 30, 2017 has been included in accumulated other comprehensive income.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2018	December 31, 2017

Tenant receivables	$15,558	$14,128
Accrued rents and other recoveries	15,482	15,620
Allowance for doubtful accounts	(9,291)	(8,608)
Other receivables	157	—
Total	$21,906	$21,140

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Leasing commissions	$8,649	$7,861
Deferred legal cost	410	386
Deferred financing cost	4,076	4,071
Total cost	13,135	12,318
Less: leasing commissions accumulated amortization	(3,398)	(3,046)
Less: deferred legal cost accumulated amortization	(111)	(52)
Less: deferred financing cost accumulated amortization	(2,779)	(2,063)
Total cost, net of accumulated amortization	$6,847	$7,157

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the Facility (as defined in Note 7); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days' prior written notice to the other party. None of the Management Agreements had been terminated as of September 30, 2018.

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

As of September 30, 2018, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. In connection with the Contribution, in December 2016, we determined that we were the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we accounted for Pillarstone OP as a VIE and fully consolidated it in our consolidated financial statements for the year ended December 31, 2016 and in the subsequent periods.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

On July 30, 2018, the Chief Accountant of the SEC informed us that our formal appeal was denied and that the OCA objected to our consolidation of Pillarstone OP in our financial statements under the VIE accounting guidance since the contribution in December 2016. As a result, we should not have consolidated Pillarstone OP in our financial statements under VIE accounting guidance in our historical financial statements for the years ended December 31, 2016 and 2017 and the interim periods. After consideration of the OCA's objection to our original accounting, we determined that the Contribution did not meet the requirements for derecognition of the underlying assets, and we have revised our accounting treatment accordingly. Management evaluated the materiality of the errors relating to our prior consolidation of Pillarstone OP quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, and elected to correct them in the accompanying prior period consolidated financial statements. See Note 2 for additional disclosure on our revised accounting treatment and the correction of an immaterial error as a result.

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP are now reflected in our consolidated balance sheets according to the profit sharing method as of September 30, 2018 and December 31, 2017 and consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Real estate assets, at cost
Property	$97,260	$95,146
Accumulated depreciation	(38,643)	(35,980)
Total real estate assets	58,617	59,166

Investment in real estate partnership	2,770	4,095

Liabilities
Notes payable(1)	$(47,939)	$(48,840)

Net carrying value	$13,448	$14,421

(1)	Excludes approximately $14.5 million and $15.5 million in notes payable due to Whitestone as of September 30, 2018 and December 31, 2017, respectively.

The Company's maximum exposure to loss relating to Pillarstone OP is limited to its investment in Pillarstone OP and its guarantee of promissory notes issued to Pillarstone OP. Since the date of the Contribution, the Company has not provided financial support to Pillarstone OP that it was not previously contractually required to provide under the Management Agreements or OP Unit Purchase Agreement. The Company's maximum exposure to loss relating to Pillarstone OP as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	September 30, 2018	December 31, 2017
Net carrying value	$13,448	$14,421
OP Unit Purchase Agreement	3,000	3,000
Notes payable (1)	62,412	64,313
Maximum exposure to loss	$78,860	$81,734

(1)	Includes approximately $14.5 million and $15.5 million of Whitestone's liability under the Facility as of September 30, 2018 and December 31, 2017, respectively.

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2018	December 31, 2017
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2020 (1)	$9,560	$9,740
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	32,359	33,148
$6.5 million 3.80% Note, due January 1, 2019	5,704	5,842
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,089	19,360
$14.0 million 4.34% Note, due September 11, 2024	13,776	13,944
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	15,870	16,058
$15.1 million 4.99% Note, due January 6, 2024	14,700	14,865
$2.6 million 5.46% Note, due October 1, 2023	2,441	2,472
$1.3 million 3.47% Note, due November 28, 2018	255	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (6)	241,200	232,200
Total notes payable principal	668,254	660,929
Less deferred financing costs, net of accumulated amortization	(1,630)	(1,861)
Total notes payable	$666,624	$659,068

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% through September 24, 2018 and 4.85% beginning September 24, 2018 through September 24, 2020.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of September 30, 2018, $441.2 million was drawn on the Facility, and our remaining borrowing capacity was $58.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use any additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone OP, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone OP entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone OP agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of September 30, 2018, Pillarstone accounted for approximately $14.5 million of the total amount drawn on the Facility.

As of September 30, 2018, our $226.8 million in secured debt was collateralized by 19 properties with a carrying value of $322.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of September 30, 2018, our tangible Net Worth (as defined in the Facility) was $343.4 million and, as a result, we were not in compliance with respect to the tangible Net Worth covenant in the Facility, which states that the tangible Net Worth of the Company shall not be less than the sum of $217.0 million plus 85% of the aggregate net proceeds received by the Company after December 8, 2016 in connection with any offering of stock or stock equivalents, or $350.6 million as of September 30, 2018. We have received two waivers as of September 30, 2018 and can make no assurances that we will be in compliance with this covenant or other covenants under the Facility in future periods or, if we are not in compliance, that we will be able to obtain another waiver. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Facility, an Event of Default (as defined in the Facility) would have occurred, permitting the lenders holding a majority of the commitments under the Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. We are working with the lenders on an amendment to the Facility that would reset at a new threshold and change the definition of Net Worth to add back accumulated depreciation. We expect to have the amendment completed by December 31, 2018.

Scheduled maturities of our outstanding debt as of September 30, 2018 were as follows (in thousands):

Year	Amount Due

2018	$1,032
2019	249,489
2020	92,087
2021	51,918
2022	102,007
Thereafter	171,721
Total	$668,254

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

	Balance Sheet Location	Estimated Fair Value
Interest rate swaps:
September 30, 2018	Prepaid expenses and other assets	$7,198
December 31, 2017	Prepaid expenses and other assets	$3,036

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three months ended September 30, 2018	$606	Interest expense	$231
Three months ended September 30, 2017	$172	Interest expense	$(317)

Nine months ended September 30, 2018	$4,163	Interest expense	$335
Nine months ended September 30, 2017	$124	Interest expense	$(1,266)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and nine months ended September 30, 2018 and 2017.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2018 and 2017, 1,002,026 and 1,083,647 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2018 and 2017, 1,039,147 and 1,089,876 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended September 30, 2018 and 2017, distributions of $121,000 and $152,000, respectively, were made to holders of certain restricted common shares, $4,000 of which were charged against earnings in each period, and for the nine months ended September 30, 2018 and 2017, distributions of $237,000 and $356,000, respectively, were made to holders of certain restricted common shares, $12,000 of which were charged against earnings in each period. See Note 12 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$7,837	$3,077	$12,704	$6,613
Less: Net income attributable to noncontrolling interests	(193)	(84)	(326)	(201)
Distributions paid on unvested restricted shares	(117)	(148)	(225)	(344)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$7,527	$2,845	$12,153	$6,068

Denominator:
Weighted average number of common shares - basic	39,327	37,992	39,200	34,406
Effect of dilutive securities:
Unvested restricted shares	1,308	597	1,341	805
Weighted average number of common shares - dilutive	40,635	38,589	40,541	35,211

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.19	$0.07	$0.31	$0.18
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.19	$0.07	$0.30	$0.17

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2018 and 2017, we recognized approximately $113,000 and $122,000 in margin tax provision, respectively, and for the nine months ended September 30, 2018 and 2017, we recognized approximately $330,000 and $292,000 in margin tax provision, respectively.

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

On June 4, 2015, we entered into six amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”). Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of our common shares, and can at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We did not sell any common shares under the 2015 equity distribution agreements during the three and nine months ended September 30, 2018. During the three months ended September 30, 2017, we did not sell any common shares under the 2015 equity distribution agreements. During the nine months ended September 30, 2017, we sold 567,302 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $7.7 million. In connection with such sales, we paid compensation of approximately $139,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2018, we owned a 97.7% interest in the Operating Partnership.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2018 and December 31, 2017, there were 40,579,890 and 40,184,532 OP units outstanding, respectively.  We owned 39,651,283 and 39,100,951 OP units as of September 30, 2018 and December 31, 2017, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.5% and 97.3% for the three months ended September 30, 2018 and 2017, respectively and approximately 97.4% and 97.0% for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 and 2017, 79,565 and zero OP units, respectively, were redeemed for an equal number of common shares, and during the nine months ended September 30, 2018 and 2017, 154,974 and 18,989 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2017 and the nine months ended September 30, 2018 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2018
Third Quarter	$0.2850	$11,294	$0.2850	$286	$11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$0.8550	$33,642	$0.8550	$890	$34,532

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

12.  INCENTIVE SHARE PLAN

On July 29, 2008, our shareholders approved the 2008 Plan. On December 22, 2010, our board of trustees amended the 2008 Plan to allow for awards in or related to Class B common shares pursuant to the 2008 Plan. On June 27, 2012, our Class B common shares were redesignated as “common shares.” The 2008 Plan, as amended, expired on July 29, 2018 and provided that awards may be made with respect to common shares of Whitestone or OP units, which may be redeemed for cash or, at our option, common shares of Whitestone. The maximum aggregate number of common shares issuable under the 2008 Plan was increased upon each issuance of common shares by Whitestone so that at any time the maximum number of common shares issuable under the 2008 Plan equaled 12.5% of the aggregate number of common shares of Whitestone and OP units issued and outstanding (other than common shares and/or OP units issued to or held by Whitestone).

The Compensation Committee of our board of trustees administered the 2008 Plan, except with respect to awards to non-employee trustees, for which the 2008 Plan was administered by our board of trustees.  The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units granted under the 2008 Plan to certain of our employees. The modified time-based shares vested annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment was required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. If the performance targets are not met prior to December 31, 2018, any unvested performance-based restricted common shares and restricted common share units will be forfeited.

The Compensation Committee approved the grant of an aggregate of 320,000 and 143,000 time-based restricted common share units under the 2008 Plan on June 30, 2016 and 2015, respectively, to James C. Mastandrea and David K. Holeman.

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

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	2,481,331	$13.60
Granted	391,799	8.74
Vested	(400,690)	14.34
Forfeited	(108,983)	12.82
Non-vested at September 30, 2018	2,363,457	$12.71
Available for grant at September 30, 2018	3,433,831

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2018 and years ended December 31, 2017 and 2016 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine Months Ended September 30, 2018	391,799	$8.74	(400,690)	$5,744
Year Ended December 31, 2017	1,354,534	$12.92	(881,710)	$12,829
Year Ended December 31, 2016	545,778	$14.85	(734,261)	$10,577

Total compensation recognized in earnings for share-based payments was $1,497,000 and $2,704,000 for the three months ended September 30, 2018 and 2017, respectively, and $4,894,000 and $7,545,000 for the nine months ended September 30, 2018 and 2017, respectively.

Based on our current financial projections, we expect approximately 62% of the unvested awards, exclusive of 920,000 CIC Units, to vest over the next 30 months. As of September 30, 2018, there was approximately $1.7 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 15 months, and approximately $3.5 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on October 1, 2018.

We expect to record approximately $6.0 million in non-cash share-based compensation expense in 2018 and $4.1 million subsequent to 2018. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 21 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company's TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of September 30, 2018, the TSR Peer Group Ranking called for 200% attainment. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company's dilutive shares.

At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which was the day after the 2008 Plan expired.

The Compensation Committee of our board of trustees administers the 2018 Plan, except with respect to awards to non-employee trustees, for which the 2018 Plan is administered by our board of trustees.  The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards.

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
September 30, 2018
(Unaudited)

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

Development properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of September 30, 2018, we had incurred approximately $5.3 million in construction costs, including approximately $0.6 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased as of September 30, 2018 and is located in Scottsdale, Arizona, adjacent to our Pinnacle of Scottsdale retail center.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of September 30, 2018, we had incurred approximately $8.4 million in construction costs, including approximately $1.1 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 72% leased as of September 30, 2018 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, adjacent to our Shops at Starwood retail center.

Property dispositions. On September 24, 2018, we completed the sale of Torrey Square, located in Houston, Texas, for $8.7 million. We recorded a gain on sale of $4.4 million. We have not included Torrey Square in discontinued operations as it did not meet the definition of discontinued operations.

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

As of September 30, 2018, we owned or had a majority interest in 71 commercial properties consisting of:

Operating Portfolio

•
51 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.8 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $924.7 million;

•
an interest in 14 properties that do not meet our Community Centered Properties® strategy containing approximately 1.5 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $59.0 million; and

Redevelopment, New Acquisitions Portfolio

•	six parcels of land held for future development having a total carrying value of $17.4 million.

As of September 30, 2018, we had an aggregate of 1,690 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our annualized rental revenues for the nine months ended September 30, 2018.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 339 new and renewal leases during the nine months ended September 30, 2018, totaling 945,957 square feet and approximately $78.9 million in total lease value.  This compares to 272 new and renewal leases totaling 727,223 square feet and approximately $56.4 million in total lease value during the same period in 2017.

We employed 96 full-time employees as of September 30, 2018.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

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

In connection with the preparation and review of our financial statements for the quarter ended March 31, 2018, we concluded, in accordance with the Staff’s recommendation, and after consultation with our outside accounting advisors, that it would be prudent to seek the pre-clearance of the OCA of our proposed treatment of Pillarstone OP in our financial statements for such quarter. Accordingly, in April 2018, we submitted a letter to the OCA seeking their concurrence with our determinations that we maintained our status as the primary beneficiary of Pillarstone OP and, accordingly, should continue to consolidate Pillarstone in our financial statements for the quarter ended March 31, 2018 in accordance with GAAP. After further correspondence, including telephonic meetings between us, our advisors and the OCA, the OCA informed us that it objected to our conclusions that we were the primary beneficiary of Pillarstone OP and were required to consolidate it in our financial statements since the Contribution in December 2016 and during the subsequent periods. We respectfully disagreed with the OCA’s determination and made a formal appeal to the Chief Accountant of the SEC.

On July 30, 2018, the Chief Accountant of the SEC informed us that our formal appeal was denied and that the OCA objected to our consolidation of Pillarstone OP in our financial statements under the VIE accounting guidance since the contribution in December 2016. As a result, we should not have consolidated Pillarstone OP in our financial statements under VIE accounting guidance in our historical financial statements for the years ended December 31, 2016 and 2017 and the interim periods. After consideration of the OCA’s objection to our original accounting, we determined that the Contribution did not meet the requirements for derecognition of the underlying assets, and we have revised our accounting treatment accordingly, pursuant to which we did not recognize the sale of assets to Pillarstone OP and accounted for the transaction under the profit-sharing method. Management evaluated the materiality of the errors relating to our prior consolidation of Pillarstone OP quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, and elected to correct them in the accompanying prior period consolidated financial statements.

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

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $34.6 million and $33.7 million for the three months ended September 30, 2018 and 2017, respectively, and $101.3 million and $92.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. We expect this trend to continue in the foreseeable future. Rental income may decrease once the sale of the Pillarstone Properties is complete but will not have a material financial impact.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2018, approximately 20% of our GLA was subject to leases that expire prior to December 31, 2019.  Over the last three years, we have renewed expiring leases with respect to approximately 78% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

General and Administrative Expenses

On December 29, 2017, a shareholder of the Company notified us of its intention to nominate three trustees to our board of trustees at our 2018 Annual Meeting of Shareholders, which process concluded in our favor in May 2018. The process resulted in an increase of $2.5 million in our general and administrative expenses.

Acquisitions

We seek to grow our GLA through the acquisition of additional properties, and we expect to actively pursue and consummate additional acquisitions in the foreseeable future. We believe that over the next few years we will continue to have excellent opportunities to acquire quality properties at historically attractive prices. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline.

Property Acquisitions, Dispositions and Development

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy.  We may acquire properties in other high-growth cities in the future.

Property Dispositions. On September 24, 2018, we completed the sale of Torrey Square, located in Houston, Texas, for $8.7 million. We recorded a gain on sale of $4.4 million. We have not included Torrey Square in discontinued operations as it did not meet the definition of discontinued operations.

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days' prior written notice to the other party. None of the Management Agreements had been terminated as of September 30, 2018.

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

As of September 30, 2018, we owned approximately 81.4% of the total outstanding Pillarstone OP Units. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. In connection with Contribution, in December 2016 we determined that we were the primary beneficiary of a VIE, Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we accounted for Pillarstone OP as a VIE and fully consolidated it in our consolidated financial statements for the year ended December 31, 2016 and in the subsequent periods.

During the second quarter of 2018, we determined that certain prior period amounts contained errors due to our initial determination that we were the primary beneficiary of a variable interest entity, Pillarstone OP. We have revised our accounting treatment accordingly, pursuant to which we did not recognize the sale of assets to Pillarstone OP and accounted for the transaction under the profit-sharing method. See Note 2 (Summary of Significant Accounting Policies—Profit-sharing Method) and Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for additional disclosure on Pillarstone OP. Management evaluated the materiality of the errors quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, and elected to correct them in the accompanying prior period consolidated financial statements.

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

Development Properties. As of March 31, 2017, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of September 30, 2018, we had incurred approximately $5.3 million in construction costs, including approximately $0.6 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 91% leased as of September 30, 2018 and is located in Scottsdale, Arizona, adjacent to our Pinnacle of Scottsdale retail center.

On December 31, 2016, we had substantially completed construction at our Shops at Starwood Phase III property. As of September 30, 2018, we had incurred approximately $8.4 million in construction costs, including approximately $1.1 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 72% leased as of September 30, 2018 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, adjacent to our Shops at Starwood retail center.

Leasing Activity

As of September 30, 2018, we owned or held a majority interest in 71 properties with 6,373,380 square feet of GLA and our occupancy rate for all properties was approximately 89% and 87% occupied as of September 30, 2018 and 2017, respectively. The following is a summary of the Company's leasing activity for the nine months ended September 30, 2018:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase Over Prior Rent
Comparable (1)
Renewal Leases	186	457,671	3.8	$3.10	$16.60	$15.87	12.8%
New Leases	45	92,851	4.8	7.45	18.21	18.41	8.9%
Total	231	550,522	4.0	$3.83	$16.87	$16.30	12.1%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	2	22,296	4.2	$7.69	$17.16
New Leases	106	373,139	4.8	10.72	14.83
Total	108	395,435	4.8	$10.55	$14.96

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company's capital expenditures for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capital expenditures:
Tenant improvements and allowances	$1,784	$1,944	$4,233	$4,821
Developments / redevelopments	643	2,608	3,769	5,548
Leasing commissions and costs	887	869	1,874	2,407
Maintenance capital expenditures	1,307	668	3,298	3,130
Total capital expenditures	$4,621	$6,089	$13,174	$15,906

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017, under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the nine months ended September 30, 2018.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table provides a summary comparison of our results of operations and other metrics for the three months ended September 30, 2018 and 2017 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended September 30,
	2018	2017
Number of properties wholly-owned and operated	57	58
Aggregate GLA (sq. ft.)(1)	4,843,519	5,023,215
Ending occupancy rate - wholly-owned operating portfolio(1)	92%	90%
Ending occupancy rate - all wholly-owned properties	92%	90%

Number of properties managed	14	14
Aggregate GLA (sq. ft.)	1,529,861	1,531,737
Ending occupancy rate - managed operating portfolio	80%	80%

Total property revenues	$34,596	$33,653
Total property expenses	11,627	11,285
Total other expenses	19,309	19,062
Provision for income taxes	115	126
Gain on sale of properties	(4,380)	—
Profit sharing expense	73	63
Loss on disposal of assets	15	40
Net income	7,837	3,077
Less: Net income attributable to noncontrolling interests	193	84
Net income attributable to Whitestone REIT	$7,644	$2,993

Funds from operations (2)	$10,694	$10,129
Funds from operations core (3)	12,191	13,097
Property net operating income (4)	22,969	22,368
Distributions paid on common shares and OP units	11,580	11,257
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	95%	86%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $34,596,000 for the three months ended September 30, 2018 as compared to $33,653,000 for the three months ended September 30, 2017, an increase of $943,000, or approximately 3%. The three months ended September 30, 2018 included $234,000 in increased revenues from the Pillarstone OP properties and $108,000 in decreased revenues from Non Same Stores. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. The decrease in Non-Same Store revenues is attributable to the disposal of Torrey Square on September 24, 2018. Same Store revenues increased $817,000 for the three months ended September 30, 2018 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended September 30, 2018 to the three months ended September 30, 2017, Same Stores include properties owned during the entire period from July 1, 2017 to September 30, 2018. Same Store revenue increased $373,000 for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as the result of an increase in the average leased square feet to 4,438,000 from 4,382,000. The Same Store average revenue per leased square foot increased $0.40 for the three months ended September 30, 2018 to $27.20 per leased square foot as compared to the average revenue per leased square foot of $26.80 for the three months ended September 30, 2017, resulting in an increase of Same Store revenues of $444,000.

Property expenses.  Our property expenses were approximately $11,627,000 for the three months ended September 30, 2018 as compared to $11,285,000 for the three months ended September 30, 2017, an increase of $342,000, or approximately 3%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Overall Property Expenses	2018	2017	Change	% Change
Real estate taxes	$5,253	$5,181	$72	1%
Utilities	1,731	1,594	137	9%
Contract services	2,097	1,930	167	9%
Repairs and maintenance	1,156	1,119	37	3%
Bad debt	354	535	(181)	(34)%
Labor and other	1,036	926	110	12%
Total property expenses	$11,627	$11,285	$342	3%

	Three Months Ended September 30,
Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$4,302	$4,189	$113	3%
Utilities	1,350	1,318	32	2%
Contract services	1,832	1,626	206	13%
Repairs and maintenance	879	917	(38)	(4)%
Bad debt	372	460	(88)	(19)%
Labor and other	834	671	163	24%
Total property expenses	$9,569	$9,181	$388	4%

	Three Months Ended September 30,
Non-Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$77	$91	$(14)	Not meaningful
Utilities	25	22	3	Not meaningful
Contract services	7	21	(14)	Not meaningful
Repairs and maintenance	7	24	(17)	Not meaningful
Bad debt	(71)	15	(86)	Not meaningful
Labor and other	16	37	(21)	Not meaningful
Total property expenses	$61	$210	$(149)	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $72,000, or 1%, during the three months ended September 30, 2018 as compared to the same period in 2017. The real estate tax increase was comprised of an increase of $113,000, or 3%, in our Same Store properties, offset by decreases of $27,000 and $14,000 in Pillarstone OP and Non-Same Store properties, respectively. Many of the tax assessments on our properties are still under protest for 2018, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $137,000, or 9%, during the three months ended September 30, 2018 as compared to the same period in 2017. The utilities expense increase was comprised of increases of $102,000, $32,000 and $3,000 in Pillarstone OP, Same Store properties and Non-Same Store properties, respectively.

Contract services.  Contract services expenses increased approximately $167,000, or 9%, during the three months ended September 30, 2018 as compared to the same period in 2017. The contract services expenses increase was comprised of a $206,000 increase in our Same Store properties, offset by decreases of $25,000 and $14,000 in our Pillarstone OP and Non-Same Store properties, respectively. The Same Store increase of $206,000 was primarily comprised of landscaping costs for our Arizona properties.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $37,000, or 3%, during the three months ended September 30, 2018 as compared to the same period in 2017. The repairs and maintenance expenses increase was comprised of a $92,000 increase in the Pillarstone OP properties and partially offset by decreases of $38,000 and $17,000 in our Same Store properties and Non-Same Store properties, respectively. The $92,000 increase in the Pillarstone OP properties was primarily comprised of roof repairs.

Bad debt.  Bad debt expenses decreased $181,000, or 34% during the three months ended September 30, 2018 as compared to the same period in 2017. The decrease in bad debt expenses was comprised of a $88,000, $86,000 and $7,000 in Same Store, Non-Same Store and Pillarstone OP properties, respectively.

Labor and other.  Labor and other expenses increased approximately $110,000, or 12%, during the three months ended September 30, 2018 as compared to the same period in 2017. The increased labor and other expense was comprised of $163,000 of increases in Same Store properties, offset by decreases of $32,000 and $21,000 in Pillarstone OP and Non-Same Store properties, respectively.

Same Store, Non-Same Store and Pillarstone OP net operating income. The components of Same Store, Non-Same Store, Pillarstone OP and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended September 30,			Percent
	2018	2017	Change	Change
Same Store (51 properties, exclusive of land held for development)
Property revenues
Rental revenues	$21,781	$21,413	$368	2%
Other revenues	8,395	7,946	449	6%
Total property revenues	30,176	29,359	817	3%

Property expenses
Property operation and maintenance	5,267	4,992	275	6%
Real estate taxes	4,302	4,189	113	3%
Total property expenses	9,569	9,181	388	4%

Total Same Store net operating income	20,607	20,178	429	2%

Non-Same Store (2 Properties, exclusive of land held for development)
Property revenues
Rental revenues	184	262	(78)	Not meaningful
Other revenues	96	126	(30)	Not meaningful
Total property revenues	280	388	(108)	Not meaningful

Property expenses
Property operation and maintenance	(16)	119	(135)	Not meaningful
Real estate taxes	77	91	(14)	Not meaningful
Total property expenses	61	210	(149)	Not meaningful

Total Non-Same Store net operating income	219	178	41	Not meaningful

Pillarstone OP properties (14 Properties)
Property revenues
Rental revenues	3,291	3,216	75	2%
Other revenues	849	690	159	23%
Total property revenues	4,140	3,906	234	6%

Property expenses
Property operation and maintenance	1,123	993	130	13%
Real estate taxes	874	901	(27)	(3)%
Total property expenses	1,997	1,894	103	5%

Total Pillarstone OP properties net operating income	2,143	2,012	131	7%

Total property net operating income	22,969	22,368	601	3%

Less total other expenses, provision for income taxes, gain on sale of properties, profit sharing expense and gain (loss) on disposal of assets	15,132	19,291	(4,159)	(22)%

Net income	$7,837	$3,077	$4,760	155%

Other expenses.  Our other expenses were approximately $19,309,000 for the three months ended September 30, 2018, as compared to $19,062,000 for the three months ended September 30, 2017, an increase of $247,000, or 1%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended
	September 30,
	2018	2017	Change	% Change
General and administrative	$4,959	$5,581	$(622)	(11)%
Depreciation and amortization	7,483	7,247	236	3%
Interest expense	6,951	6,376	575	9%
Interest, dividend and other investment income	(84)	(142)	58	(41)%
Total other expenses	$19,309	$19,062	$247	1%

General and administrative. General and administrative expenses decreased approximately $622,000, or 11%, for the three months ended September 30, 2018 as compared to the same period in 2017. The decrease was comprised of $1,207,000 in decreased share-based compensation expense, offset by increases of $228,000 in professional fees, $217,000 in salaries and benefits, net of allocated costs, $47,000 in information system costs, $42,000 in marketing costs and $51,000 in other expenses.

Total compensation recognized in earnings for share-based payments was $1,497,000 and $2,704,000 for the three months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization. Depreciation and amortization increased $236,000, or 3%, for the three months ended September 30, 2018 as compared to the same period in 2017. Depreciation for improvements to Same Store properties increased $152,000 for the three months ended September 30, 2018 as compared to the same period in 2017. Depreciation for Non-Same Store properties decreased $44,000 and depreciation for Pillarstone OP properties increased $54,000. Lease commission amortization and depreciation of corporate assets increased $74,000 for the three months ended September 30, 2018 as compared to the same period in 2017.

Interest expense. Interest expense increased approximately $575,000, or 9%, for the three months ended September 30, 2018 as compared to the same period in 2017. The increase in interest expense is comprised of approximately $34,000 in increased interest expense resulting from a $3,693,000 increase in our average notes payable balance, a $546,000 increase in interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.64% to 3.96% and offset by a decrease in amortized loan fees included in interest expense of $5,000.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased approximately $58,000, or 41%, for the three months ended September 30, 2018 as compared to the same period in 2017. The decrease in interest, dividend and other investment income for the three months ended September 30, 2018 as compared to the same period in 2017 is comprised of approximately $50,000 in decreased interest income, $5,000 in decreased gains on sales of available-for-sale securities and $3,000 in decreased dividend income.

Results of Operations

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table provides a summary comparison of our results of operations and other metrics for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except per share and per OP unit amounts):

	Nine Months Ended September 30,
	2018	2017
Number of properties wholly-owned and operated	57	58
Aggregate GLA (sq. ft.)(1)	4,843,519	5,023,215
Ending occupancy rate - wholly-owned operating portfolio(1)	92%	90%
Ending occupancy rate - all wholly-owned properties	92%	90%

Number of properties managed	14	14
Aggregate GLA (sq. ft.)	1,529,861	1,531,737
Ending occupancy rate - managed operating portfolio	80%	80%

Total property revenues	$101,264	$92,128
Total property expenses	32,315	30,561
Total other expenses	60,001	54,311
Provision for income taxes	328	296
Gain on sale of properties	(4,646)	(16)
Profit sharing expense	276	228
Loss on disposal of assets	286	135
Net income	12,704	6,613
Less: Net income attributable to noncontrolling interests	326	201
Net income attributable to Whitestone REIT	$12,378	$6,412

Funds from operations (2)	$29,667	$25,982
Funds from operations core (3)	37,095	34,925
Property net operating income (4)	68,949	61,567
Distributions paid on common shares and OP units	34,532	30,426
Distributions per common share and OP unit	$0.8550	$0.8550
Distributions paid as a percentage of funds from operations core	93%	87%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

Property revenues. We had rental income and tenant reimbursements of approximately $101,264,000 for the nine months ended September 30, 2018 as compared to $92,128,000 for the nine months ended September 30, 2017, an increase of $9,136,000, or 10%. The nine months ended September 30, 2018 included $7,268,000 in increased revenues from Non-Same Store operations resulting from the acquisitions in May 2017 of BLVD Place and Eldorado Plaza and $480,000 in increased revenues from Pillarstone OP. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Same Store revenues increased $1,388,000 for the nine months ended September 30, 2018 as compared to the same period in the prior year. We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017, Same Stores include properties owned during the entire period from January 1, 2017 to September 30, 2018. Same Store revenue increased $1,000,000 for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as the result of an increase in the average leased square feet to 4,003,000 from 3,948,000. The Same Store average revenue per leased square foot increased $0.13 for the nine months ended September 30, 2018 to $24.50 per leased square foot as compared to the average revenue per leased square foot of $24.37 for the nine months ended September 30, 2017, resulting in an increase of Same Store revenues of $390,000.

Property expenses.  Our property expenses were approximately $32,315,000 for the nine months ended September 30, 2018 as compared to $30,561,000 for the nine months ended September 30, 2017, an increase of $1,754,000, or 6%.  The primary components of property expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Overall Property Expenses	2018	2017	Change	% Change
Real estate taxes	$14,395	$13,588	$807	6%
Utilities	4,526	4,091	435	11%
Contract services	6,041	5,361	680	13%
Repairs and maintenance	3,368	3,212	156	5%
Bad debt	1,123	1,442	(319)	(22)%
Labor and other	2,862	2,867	(5)	—%
Total property expenses	$32,315	$30,561	$1,754	6%

	Nine Months Ended September 30,
Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$9,823	$9,994	$(171)	(2)%
Utilities	2,957	2,939	18	1%
Contract services	4,189	4,044	145	4%
Repairs and maintenance	2,344	2,568	(224)	(9)%
Bad debt	990	1,212	(222)	(18)%
Labor and other	2,057	2,009	48	2%
Total property expenses	$22,360	$22,766	$(406)	(2)%

	Nine Months Ended September 30,
Non-Same Store Property Expenses	2018	2017	Change	% Change
Real estate taxes	$2,375	$1,426	$949	Not meaningful
Utilities	615	264	351	Not meaningful
Contract services	1,045	433	612	Not meaningful
Repairs and maintenance	343	97	246	Not meaningful
Bad debt	(20)	108	(128)	Not meaningful
Labor and other	203	163	40	Not meaningful
Total property expenses	$4,561	$2,491	$2,070	Not meaningful

Real estate taxes.  Real estate taxes increased approximately $807,000, or 6%, during the nine months ended September 30, 2018 as compared to the same period in 2017. The real estate tax increase was comprised of increases of $949,000 and $29,000 in our Non-Same Store and Pillarstone OP properties, respectively, offset by a decrease of $171,000 in our Same Store properties. Many of the tax assessments on our properties are still under protest for 2018, and we expect to achieve further reductions through the litigation process. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased approximately $435,000, or 11%, during the nine months ended September 30, 2018 as compared to the same period in 2017. Utility expenses increased $351,000, $66,000 and $18,000 in our Non-Same Store, Pillarstone OP and Same Store properties, respectively.

Contract services.  Contract services expenses increased approximately $680,000, or 13%, during the nine months ended September 30, 2018 as compared to the same period in 2017. The contract services expenses increase was comprised of $612,000 and $145,000 of increases in our Non-Same Store and Same Store properties, respectively, partially offset by a decrease of $77,000 in Pillarstone OP properties.

Repairs and maintenance. Repairs and maintenance expenses increased approximately $156,000, or 5%, during the nine months ended September 30, 2018 as compared to the same period in 2017. The repairs and maintenance expenses increase was comprised of increases of $246,000 and $134,000 in our Non-Same Store and Pillarstone OP properties, respectively, offset by a decrease of $224,000 in our Same Store properties.

Bad debt.  Bad debt expenses decreased $319,000, or 22% during the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease in bad debt expenses was comprised of decreases of $222,000 and $128,000 in our Same Store and Non-Same store properties, respectively, partially offset by an increase of $31,000 from Pillarstone OP properties.

Labor and other.  Labor and other expenses decreased approximately $5,000, or 0%, during the nine months ended September 30, 2018 as compared to the same period in 2017. The decreased labor and other expense was comprised of $93,000 in our Pillarstone OP properties and partially offset by increases of $48,000 and $40,000 in our Same Store properties and Non-Same Store properties, respectively.

Same Store, Non-Same Store and Pillarstone OP net operating income. The components of Same Store, Non-Same Store, Pillarstone OP and total property net operating income and net income are detailed in the table below (in thousands):

	Nine Months Ended September 30,			Percent
	2018	2017	Change	Change
Same Store (49 properties, exclusive of land held for development)
Property revenues
Rental revenues	$54,313	$53,753	$560	1%
Other revenues	19,243	18,415	828	4%
Total property revenues	73,556	72,168	1,388	2%

Property expenses
Property operation and maintenance	12,537	12,772	(235)	(2)%
Real estate taxes	9,823	9,994	(171)	(2)%
Total property expenses	22,360	22,766	(406)	(2)%

Total Same Store net operating income	51,196	49,402	1,794	4%

Non-Same Store (4 Properties, exclusive of land held for development)
Property revenues
Rental revenues	10,707	5,815	4,892	Not meaningful
Other revenues	4,946	2,570	2,376	Not meaningful
Total property revenues	15,653	8,385	7,268	Not meaningful

Property expenses
Property operation and maintenance	2,186	1,065	1,121	Not meaningful
Real estate taxes	2,375	1,426	949	Not meaningful
Total property expenses	4,561	2,491	2,070	Not meaningful

Total Non-Same Store net operating income	11,092	5,894	5,198	Not meaningful

Pillarstone OP properties (14 Properties)
Property revenues
Rental revenues	9,832	9,629	203	2%
Other revenues	2,223	1,946	277	14%
Total property revenues	12,055	11,575	480	4%

Property expenses
Property operation and maintenance	3,197	3,136	61	2%
Real estate taxes	2,197	2,168	29	1%
Total property expenses	5,394	5,304	90	2%

Total Pillarstone OP properties net operating income	6,661	6,271	390	6%

Total property net operating income	68,949	61,567	7,382	12%

Less total other expenses, provision for income taxes, gain on sale of properties, profit sharing expense and gain (loss) on disposal of assets	56,245	54,954	1,291	2%

Net income	$12,704	$6,613	$6,091	92%

Other expenses.  Our other expenses were approximately $60,001,000 for the nine months ended September 30, 2018, as compared to $54,311,000 for the nine months ended September 30, 2017, an increase of $5,690,000, or 10%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Nine Months Ended
	September 30,
	2018	2017	Change	% Change
General and administrative	$17,897	$17,598	$299	2%
Depreciation and amortization	22,100	19,936	2,164	11%
Interest expense	20,306	17,158	3,148	18%
Interest, dividend and other investment income	(302)	(381)	79	(21)%
Total other expenses	$60,001	$54,311	$5,690	10%

General and administrative. General and administrative expenses increased approximately $299,000, or 2%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was comprised of increases of $2,534,000 in professional fees and other expenses incurred in connection with our 2018 Annual Meeting of Shareholders, $617,000 of salaries and benefits, net of allocated costs and $36,000 of other expenses. The increases were partially offset by decreases of $2,651,000 in share-based compensation expense and $237,000 in acquisition costs.

Total compensation recognized in earnings for share-based payments was $4,894,000 and $7,545,000 for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization. Depreciation and amortization increased $2,164,000, or 11%, for the nine months ended September 30, 2018 as compared to the same period in 2017. Depreciation for improvements to Same Store properties increased $551,000 for the nine months ended September 30, 2018 as compared to the same period in 2017. Depreciation for Non-Same Store properties increased $1,239,000 and depreciation for Pillarstone OP properties increased $155,000. Lease commission amortization and depreciation of corporate assets increased $219,000 for the nine months ended September 30, 2018 as compared to the same period in 2017.

Interest expense. Interest expense increased approximately $3,148,000, or 18%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in interest expense is comprised of approximately $1,574,000 in increased interest expense resulting from a $59,071,000 increase in our average notes payable balance, a $1,549,000 increase in interest expense resulting from an increase in the average effective interest rate on our average notes payable from 3.55% to 3.86% and an increase in amortized loan fees included in interest expense of $25,000.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased approximately $79,000, or 21%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease in interest, dividend and other investment income for the nine months ended September 30, 2018 as compared to the same period in 2017 is comprised of approximately $43,000 in decreased interest income, $25,000 in realized losses from sales of available-for-sale securities, and $11,000 in decreased dividend income.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
FFO and FFO CORE	2018	2017	2018	2017
Net income attributable to Whitestone REIT	$7,644	$2,993	$12,378	$6,412
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	7,224	7,015	21,325	19,255
(Gain) loss on sale or disposal of assets and properties, net	(4,367)	37	(4,362)	114
Net income attributable to noncontrolling interests	193	84	326	201
FFO	10,694	10,129	29,667	25,982

Adjustments to reconcile to FFO Core:
Share-based compensation expense	1,497	2,704	4,894	7,545
Proxy contest professional fees	—	—	2,534	—
Acquisition costs	—	264	—	1,398
FFO Core	$12,191	$13,097	$37,095	$34,925

(1)	Includes pro-rata share attributable to assets held by Pillarstone OP.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PROPERTY NET OPERATING INCOME	2018	2017	2018	2017
Net income attributable to Whitestone REIT	$7,644	$2,993	$12,378	$6,412
General and administrative expenses	4,959	5,581	17,897	17,598
Depreciation and amortization	7,483	7,247	22,100	19,936
Interest expense	6,951	6,376	20,306	17,158
Interest, dividend and other investment income	(84)	(142)	(302)	(381)
Provision for income taxes	115	126	328	296
Gain on sale of properties	(4,380)	—	(4,646)	(16)
Profit sharing expense	73	63	276	228
Loss on disposal of assets	15	40	286	135
Net income attributable to noncontrolling interests	193	84	326	201
NOI	$22,969	$22,368	$68,949	$61,567

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

     During the nine months ended September 30, 2018, our cash provided from operating activities was $32,461,000 and our total distributions were $34,532,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $2,071,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

We had approximately $58.8 million in borrowing capacity under our Facility as of September 30, 2018. Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. As of September 30, 2018, our tangible Net Worth (as defined in the Facility) was $343.4 million and, as a result, we were not in compliance with respect to the tangible Net Worth covenant in the Facility, which states that the tangible Net Worth of the Company shall not be less than the sum of $217.0 million plus 85% of the aggregate net proceeds received by the Company after December 8, 2016 in connection with any offering of stock or stock equivalents, or $350.6 million as of September 30, 2018. We have received two waivers as of September 30, 2018 and can make no assurances that we will be in compliance with this covenant or other covenants under the Facility in future periods or, if we are not in compliance, that we will be able to obtain another waiver. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Facility, an Event of Default (as defined in the Facility) would have occurred, permitting the lenders holding a majority of the commitments under the Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. We are working with the lenders on an amendment to the Facility that would reset at a new threshold and change the definition of Net Worth to add back accumulated depreciation. We expect to have the amendment completed by December 31, 2018.

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

As discussed in Note 11 (Equity) to the accompanying consolidated financial statements, on June 4, 2015, we entered into the 2015 equity distribution agreements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. We did not sell any common shares under the 2015 equity distribution agreements during the three and nine months ended September 30, 2018. During the three months ended September 30, 2017, we sold 176,576 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $2.4 million. In connection with such sales, we paid compensation of approximately $27,000 to the sales agents. During the nine months ended September 30, 2017, we sold 567,302 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $7.7 million. In connection with such sales, we paid compensation of approximately $139,000 to the sales agents. We have used and anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $9,480,000 as of September 30, 2018, as compared to $5,210,000 on December 31, 2017.  The increase of $4,270,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $32,461,000 for the nine months ended September 30, 2018;

•	Net proceeds of $9,000,000 from the Facility;

•	Proceeds of $12,574,000 from sale of property;

•	Our investment in real estate partnership of $843,000;

•	Proceeds of $30,000 from sale of marketable securities;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $34,532,000;

•	Additions to real estate of $11,300,000;

•	Repurchase of common shares of $1,699,000;

•	Payments of notes payable of $2,949,000;

•	Payments of exchange offer costs of $128,000; and

•	Payments of loan origination costs of $30,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2018	December 31, 2017
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2020 (1)	$9,560	$9,740
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	32,359	33,148
$6.5 million 3.80% Note, due January 1, 2019	5,704	5,842
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	19,089	19,360
$14.0 million 4.34% Note, due September 11, 2024	13,776	13,944
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	15,870	16,058
$15.1 million 4.99% Note, due January 6, 2024	14,700	14,865
$2.6 million 5.46% Note, due October 1, 2023	2,441	2,472
$1.3 million 3.47% Note, due November 28, 2018	255	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (6)	241,200	232,200
Total notes payable principal	668,254	660,929
Less deferred financing costs, net of accumulated amortization	(1,630)	(1,861)
	$666,624	$659,068

(1)	Promissory note includes an interest rate swap that fixed the interest rate at 3.55% through September 24, 2018 and 4.85% beginning September 24, 2018 through September 24, 2020.

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

The Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions, including new commitments from lenders. As of September 30, 2018, $441.2 million was drawn on the Facility, and our remaining borrowing capacity was $58.8 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. We intend to use any additional proceeds from the Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone OP, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the Facility) and Guarantors under the Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the Facility) and be included in the Borrowing Base (as defined in the Facility) under the Facility. In addition, on December 8, 2016, Pillarstone OP entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone OP agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of September 30, 2018, Pillarstone OP accounted for approximately $14.5 million of the total amount drawn on the Facility.

As of September 30, 2018, our $226.8 million in secured debt was collateralized by 19 properties with a carrying value of $322.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.

Scheduled maturities of our outstanding debt as of September 30, 2018 were as follows (in thousands):

Year	Amount Due

2018	$1,032
2019	249,489
2020	92,087
2021	51,918
2022	102,007
Thereafter	171,721
Total	$668,254

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

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2017 and the nine months ended September 30, 2018 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2018
Third Quarter	$0.2850	$11,294	$0.2850	$286	$11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$0.8550	$33,642	$0.8550	$890	$34,532

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.

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

Fixed Interest Rate Debt

As of September 30, 2018, $427.1 million, or approximately 64% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2018 of approximately 3.9% per annum with scheduled maturities ranging from 2018 to 2027 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $14.9 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2018, $241.2 million, or approximately 36% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $2.4 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2018 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone's Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the period ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
During the three months ended September 30, 2018, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. The following table summarizes all of these repurchases during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	—	$—	N/A	N/A
August 1, 2018 through August 31, 2018	—	—	N/A	N/A
September 1, 2018 through September 30, 2018	46,142	13.88	N/A	N/A
Total	46,142	$13.88

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2008)

10.1
Form of Restricted Common Share Award Agreement (2018 Plan) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8, filed on October 9, 2018)

10.2
Form of Restricted Common Share Unit Award Agreement (2018 Plan) (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-8, filed on October 9, 2018)

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	November 6, 2018	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2018	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)