Form 10-K
period 2018-12-31
Whitestone REIT
filed 2019-03-15
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $490,696,053.
As of March 15, 2019, the registrant had 39,766,240 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018.

EXPLANATORY NOTE

        On February 26, 2019, the Audit Committee of the Board of Trustees (the “Audit Committee”) of Whitestone REIT (“we,” “us,” “our” or the “Company”), after consultation with members of senior management of the Company, concluded that the Company’s unaudited consolidated financial statements as of and for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 (collectively, the “2018 Quarterly Financial Statements”) included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively, should be restated to correct the accounting error described below under “Background on the Quarterly Restatement” and should no longer be relied upon.

In this comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Annual Report on Form 10-K”), the Company is presenting its audited consolidated financial statements as of and for the fiscal years ended December 31, 2018, 2017 and 2016, as well as restated 2018 Quarterly Financial Statements, which are included in Note 19 (Selected Quarterly Financial Data (Unaudited)) to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The Company refers to the restatement of the 2018 Quarterly Financial Statements included herein as the “Quarterly Restatement.”
        We do not intend to file separate amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018.
Background on the Quarterly Restatement
         As previously disclosed in the Company’s Current Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (the “Form 8-K”), on January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) 2014-09 (“Topic 606”), as subsequently amended, using the modified retrospective method and applied Topic 606 to those contracts that were not completed as of January 1, 2018. We applied Topic 606 to account for contracts (that do not meet the definition of a business) to customers. We accounted for contracts (that do not meet the definition of a business) to noncustomers under Accounting Standards Codification 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASC 610”), which requires the application of certain concepts from Topic 606. In August 2018, the Company received a comment letter from the Staff of the SEC relating to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. The Staff requested that the Company provide them with an analysis of the Company’s determination that the contribution of assets to Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) (as described in the Form 8-K) did not meet the requirements for derecognition of the underlying assets under Topic 606 and ASC 610, and an explanation of the Company’s consideration of the immaterial accounting errors related to Pillarstone OP in its conclusion that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective as of June 30, 2018 and December 31, 2017. In September 2018, the Company responded to the Staff’s letter with the requested analysis and explanation. In October 2018, the Company received a comment letter from the Staff with certain follow up questions. Subsequently, the Company engaged in verbal discussions with the Staff regarding its responses, and in February 2019, the Staff verbally informed the Company that it objected to the Company’s conclusion regarding the assessment of the transfer of control criteria in Topic 606 with respect to the contribution and objected to the Company’s continued recognition of the underlying assets and liabilities associated with the contribution subsequent to the adoption of Topic 606 and ASC 610 on January 1, 2018. Accordingly, the Company concluded that the 2018 Quarterly Financial Statements should be restated. Because this change from the profit sharing method is only applicable for periods ending after giving effect to the implementation of Topic 606 and ASC 610, no periods prior to January 1, 2018 are affected by this error.
As described in more detail in this Annual Report on Form 10-K, as a result of the adoption of Topic 606 and ASC 610 and as reflected in the Quarterly Restatement, the Company has derecognized the underlying assets and liabilities associated with the contribution as of January 1, 2018 and has recognized the Company’s investment in Pillarstone OP under the equity method of accounting. As a part of the Quarterly Restatement, the Company has made the following adjustments to the 2018 Quarterly Financial Statements, which increased the Company’s retained earnings as of January 1, 2018 by $19.1 million:

•
For the three months ended March 31, 2018, the change decreased revenue by $3.8 million, decreased total expenses by $3.3 million, increased equity in earnings of real estate partnership by $0.7 million and increased net income by $0.2 million.

•
For the three months ended June 30, 2018, the change decreased revenue by $3.6 million, decreased total expenses by $3.2 million, increased equity in earnings of real estate partnership by $0.6 million and increased net income by $0.2 million. For the six months ended June 30, 2018, the change decreased revenue by $7.4 million, decreased total expenses by $6.5 million, increased equity in earnings of real estate partnership by $1.3 million and increased net income by $0.4 million.

•
For the three months ended September 30, 2018, the change decreased revenue by $3.9 million, decreased total expenses by $3.6 million, increased equity in earnings of real estate partnership by $0.5 million and increased net income by $0.2 million.

•
For the nine months ended September 30, 2018, the change decreased revenue by $11.3 million, decreased total expenses by $10.1 million, increased equity in earnings of real estate partnership by $1.8 million and increased net income by $0.6 million.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures
        The Company identified a material weakness in its internal control over financial reporting as of December 31, 2018. As a result of the material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 and determined that its disclosure controls and procedures were not effective as of March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. The Company has implemented and continues to implement measures to remediate the material weakness. See Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for more information about the material weakness and our remediation activities.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2018

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments or conditions in Texas, Arizona or Illinois;

•	increases in interest rates, operating costs or general and administrative expenses, including those incurred in connection with the Quarterly Restatement;

•	availability and terms of capital and financing to fund our operations, distributions to shareholders and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks, including potential litigation as a result of the Quarterly Restatement and its effects;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;

•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all; and

•
our inability to improve our internal control over financial reporting and disclosure controls and procedures, including our inability to remediate the identified material weakness, and the costs and time associated with such efforts.

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

We are internally managed and, as of December 31, 2018, we wholly-owned a real estate portfolio of 57 properties that meet our Community Centered Property® strategy containing approximately 4.8 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Our consolidated property portfolio has a gross book value of approximately $1.1 billion and book equity, including noncontrolling interests, of approximately $359 million as of December 31, 2018.

Further, as of December 31, 2018, we, through our investment in Pillarstone OP, owned a majority interest in 11 properties that do not meet our Community Centered Property® strategy containing approximately 1.3 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

◦
Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. As of December 31, 2018, we wholly-owned 57 commercial properties, including 15 properties in Houston, seven properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

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

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company (the “Legacy Portfolio” or “Non-Core Properties”) may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, on December 31, 2016, we contributed to Pillarstone the 14 Pillarstone Properties located in Dallas and Houston that were part of the Legacy Portfolio.

•
Prudent Management of Capital Structure. Of our 57 properties, we currently have 48 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is at or less than 60%. As of December 31, 2018, our ratio of total indebtedness to undepreciated book value of real estate assets was 58%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2018, we owned a 97.7% interest in the Operating Partnership.

As of December 31, 2018, we wholly-owned a real estate portfolio consisting of 57 properties located in three states.  The aggregate occupancy rate of our portfolio was 90% based on GLA as of December 31, 2018.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2018, our total revenues were approximately $119.9 million.

Additionally, we, through our investment in Pillarstone, owned a majority interest in 11 properties located in Dallas and Houston, Texas. The aggregate occupancy rate of the Pillarstone properties was 80% based on GLA as of December 31, 2018.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 12.7% of our total revenues for the year ended December 31, 2018. BLVD also accounted for 17.4% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2018. Of our 57 properties, 15 and 27 are located in the Houston, Texas and Phoenix, Arizona metropolitan areas, respectively.

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

Should we decide to dispose of a property, we may compete with third-party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return. In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which could adversely impact our results of operations.

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

Employees

As of December 31, 2018, we had 98 employees.

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements with respect to meetings of our shareholders, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.  We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Corporate Governance Guidelines, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy.  In the event of any changes to these documents, revised copies will also be made available on our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

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

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2018, 26% and 48% of our GLA was located in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area experiences an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. In addition, a substantial component of the Houston economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston tenants.

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

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2018, approximately 29% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2020. We are subject to the risk that:

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

Our Community Centered Property® strategy requires intensive management of a large number of small spaces and small tenant relationships. Our success depends in part upon our management’s ability to identify potential Community Centered Properties® and find and maintain the appropriate tenants to create such a property. Lack of market acceptance of our Community Centered Property® strategy or our inability to successfully attract and manage a large number of tenant relationships could adversely affect our occupancy rates, operating results and dividend rate.

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

We have identified a material weakness in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, this material weakness could result in additional material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on management’s evaluation of those controls. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we had a material weakness in the Company’s internal control over financial reporting as of December 31, 2018. The material weakness contributed to the material misstatement in our previously filed interim unaudited consolidated financial statements, which were restated as part of the Quarterly Restatement. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 and determined that its disclosure controls and procedures were not effective as of March 31, June 30, September 30 and December 31, 2018.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of December 31, 2018 and the remediation activities undertaken by us, see Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

We have restated certain of our prior interim unaudited financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our share price.
        We have restated our unaudited financial statements for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018. We have filed this comprehensive Annual Report on Form 10-K to, among other things, reflect the restatement of our 2018 interim financial statements.
        As a result of the Quarterly Restatement, we have become subject to a number of additional costs and risks, including costs for accounting and legal fees in connection with or related to the Quarterly Restatement and the remediation of our material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We may be subject to shareholder and other actions in connection with the Quarterly Restatement and related matters. In addition, the Quarterly Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, financial condition, results of operations and share price.

Risks Associated with Our Indebtedness and Financing

Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could adversely affect our ability to grow, our interest cost and our results of operations.

The United States credit markets have experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of various types of debt financing. Reductions in our available borrowing capacity, or inability to refinance our revolving credit facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. In addition, we mortgage many of our properties to secure payment of indebtedness. If we are not successful in refinancing our mortgage debt upon maturity, then the property could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties upon disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our ability to grow, financial condition, interest cost, results of operations, cash flow and ability to make distributions to our shareholders. In addition, our universal shelf registration statement on Form S-3 expired in April 2018. Until our new shelf registration statement is declared effective by the SEC, we will not have access to the public capital markets.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2018, we had fixed rate hedges on $209.5 million of our variable rate debt, including $200 million of our unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $241.2 million as of December 31, 2018. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets Corp., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured revolving credit facility. On October 30, 2015, we, through our Operating Partnership, entered into the First Amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent. We refer to the 2014 Facility, as amended by the First Amendment, as the “2018 Facility.”

On January 31, 2019, we, through our Operating Partnership, entered into an unsecured credit facility (the “2019 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Agent”), SunTrust Robinson Humphrey, as syndication agent, and BMO Capital Markets Corp., U.S. Bank National Association, SunTrust Robinson Humphrey and Regions Capital Markets, as co-lead arrangers and joint book runners. The 2019 Facility amended and restated the 2018 Facility (as defined herein).

The 2019 Facility is comprised of the following three tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of January 1, 2023 (the “2019 Revolver”);

•	$165.0 million unsecured term loan with a maturity date of January 31, 2024 (“Term Loan A”); and

•	$100.0 million unsecured term loan with a maturity date of October 30, 2022 (“Term Loan B” and together with Term Loan A, the “2019 Term Loans”).

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2019 Facility. The 2019 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2019 Facility contains certain financial covenants including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings.

The 2019 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. If an event of default occurs and is continuing under the 2019 Facility, the lenders may, among other things, terminate their commitments under the 2019 Facility and require the immediate payment of all amounts owed thereunder.

We may also incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2018, we had approximately $178.2 million of mortgage debt secured by 9 of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

We have in the past and may continue to acquire properties by issuing limited partnership units in our Operating Partnership (“OP units”) in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept OP units, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our Operating Partnership’s limited partnership agreement provides that any holder of OP units may redeem such units for cash, or, at our option, common shares on a one-for-one basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s OP units for our common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem OP units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem OP units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s OP units, we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor redeemed the contributor’s OP units for cash or our common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

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

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common shares. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common shares.

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

The MGCL, the Maryland REIT Law and our organizational documents limit shareholders’ rights to bring claims against our officers and trustees.

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

Our board of trustees is currently classified. Although our board of trustees has voted to recommend that our shareholders approve a proposal to declassify our board of trustees at our 2019 annual meeting of shareholders, there can be no assurance that such proposal will be approved at that the board of trustees will be declassified. A classified board of trustees may prevent others from effecting a change in the control of our board of trustees.

Our board of trustees is currently classified into three classes, with each trustee elected for a three-year term. Although our board of trustees has voted unanimously to submit a proposal to our shareholders to declassify the board of trustees at our 2019 annual meeting of shareholders, the approval of the holders of at least a majority of the outstanding common shares will be required to approve the proposal and there can be no assurance that the proposal will be approved and that the board will be declassified on the timeline anticipated, or at all. The full text of the proposal will be included in our proxy statement, which will be filed in advance of our 2019 annual meeting of shareholders. If our board remains classified, the classified board provision could have the effect of making the replacement of incumbent trustees more time-consuming and difficult. At least two annual meetings of shareholders, instead of one, will generally be required to effect a change in a majority of our board of trustees. Thus, the classified board provision could increase the likelihood that incumbent trustees will retain their positions. The staggered terms of trustees may delay, defer or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of the shareholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2018, we wholly-owned 57 commercial properties, including 15 properties in Houston, seven properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 3.0% of our total revenues for the year ended December 31, 2018.

Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2018:

Commercial Properties	GLA	Average Occupancy as of 12/31/18	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Whitestone	4,841,660	90%	$82,055	$18.83

(1)
Calculated as the tenant’s actual December 31, 2018 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2018.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with GAAP, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2018 equaled approximately $152,000 for the month ended December 31, 2018.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2018. Excludes vacant space as of December 31, 2018.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 12.7% of our total revenues for the year ended December 31, 2018. BLVD also accounted for 17.4% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2018.

As of December 31, 2018, approximately $178.2 million of our total debt of $619.4 million was secured by 9 of our properties with a combined net book value of $279.1 million.

Location of Properties

Of our 57 wholly-owned properties, 15 are located in the greater Houston metropolitan statistical area.  These 15 properties represent 29% of our revenue for the year ended December 31, 2018. An additional 27 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 42% of our revenue for the year ended December 31, 2018.

According to the United States Census Bureau, Houston and Phoenix ranked sixth and twelfth, respectively, in the largest United States metropolitan statistical areas as of December 31, 2018. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2018.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	3.9%	3.8%	3.7%	3.8%	3.7%	3.9%
Houston (2)	4.4%	4.3%	4.1%	3.8%	3.8%	3.9%	(3)
Phoenix (2)	4.3%	4.5%	4.2%	3.9%	3.9%	4.5%	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2018.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2018

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2018	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	86%	$801	$12.82	$12.76
Anthem Marketplace	Phoenix	2000	113,293	96%	1,735	15.95	15.56
Bissonnet Beltway	Houston	1978	29,205	80%	335	14.34	13.78
BLVD Place	Houston	2014	216,944	99%	8,277	38.54	43.30
The Citadel	Phoenix	2013	28,547	89%	466	18.34	16.14
City View Village	San Antonio	2005	17,870	100%	488	27.31	28.60
Davenport Village	Austin	1999	128,934	100%	3,334	25.86	25.74
Desert Canyon	Phoenix	2000	62,533	87%	799	14.69	14.70
Eldorado Plaza	Dallas	2004	221,577	98%	3,217	14.81	15.27
Fountain Hills	Phoenix	2009	111,289	85%	1,586	16.77	16.89
Fountain Square	Phoenix	1986	118,209	88%	1,851	17.79	17.31
Fulton Ranch Towne Center	Phoenix	2005	120,575	87%	1,746	16.64	17.96
Gilbert Tuscany Village	Phoenix	2009	49,415	100%	954	19.31	18.82
Gilbert Tuscany Village Hard Corner	Phoenix	2009	14,603	100%	124	8.49	8.90
Heritage Trace Plaza	Dallas	2006	70,431	91%	1,407	21.95	23.22
Headquarters Village	Dallas	2009	89,134	84%	2,148	28.69	29.49
Keller Place	Dallas	2001	93,541	95%	889	10.00	10.29
Kempwood Plaza	Houston	1974	91,302	89%	949	11.68	12.31
La Mirada	Phoenix	1997	147,209	81%	2,515	21.09	21.95
Lion Square	Houston	2014	117,592	98%	1,501	13.02	12.70
The Marketplace at Central	Phoenix	2012	111,130	99%	1,001	9.10	8.69
Market Street at DC Ranch	Phoenix	2003	242,459	92%	4,417	19.80	19.74
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	87%	1,620	15.68	16.24
Paradise Plaza	Phoenix	1983	125,898	87%	1,551	14.16	13.96
Parkside Village North	Austin	2005	27,045	100%	811	29.99	30.58
Parkside Village South	Austin	2012	90,101	100%	2,338	25.95	26.78
Pima Norte	Phoenix	2007	35,110	68%	426	17.84	18.56
Pinnacle of Scottsdale	Phoenix	1991	113,108	100%	2,411	21.32	21.87
Pinnacle Phase II	Phoenix	2017	27,063	100%	648	23.94	23.69
The Promenade at Fulton Ranch	Phoenix	2007	98,792	87%	1,138	13.24	15.01
Providence	Houston	1980	90,327	99%	804	8.99	9.01
Quinlan Crossing	Austin	2012	109,892	98%	2,339	21.72	23.92
Seville	Phoenix	1990	90,042	72%	2,202	33.97	34.17
Shaver	Houston	1978	21,926	94%	292	14.17	14.07
Shops at Pecos Ranch	Phoenix	2009	78,767	80%	1,678	26.63	26.14
Shops at Starwood	Dallas	2006	55,385	92%	1,455	28.56	29.69
The Shops at Williams Trace	Houston	1985	132,991	96%	1,980	15.51	15.40
South Richey	Houston	1980	69,928	97%	715	10.54	10.72
Spoerlein Commons	Chicago	1987	41,455	79%	639	19.51	19.51
Starwood Phase II	Dallas	2016	35,351	72%	866	34.02	37.17
The Strand at Huebner Oaks	San Antonio	2000	73,920	98%	1,464	20.21	22.06
SugarPark Plaza	Houston	1974	95,032	100%	1,126	11.85	13.80

Whitestone REIT and Subsidiaries Property Details As of December 31, 2018

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2018	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Sunridge	Houston	1979	49,359	83%	531	12.96	12.50
Sunset at Pinnacle Peak	Phoenix	2000	41,530	82%	611	17.94	18.24
Terravita Marketplace	Phoenix	1997	102,733	50%	1,142	22.23	22.35
Town Park	Houston	1978	43,526	100%	946	21.73	21.71
Village Square at Dana Park	Phoenix	2009	323,026	87%	6,107	21.73	21.54
Westchase	Houston	1978	50,332	86%	633	14.62	14.30
Williams Trace Plaza	Houston	1983	129,222	94%	1,780	14.65	15.19
Windsor Park	San Antonio	2012	196,458	97%	1,876	9.84	9.65
Woodlake Plaza	Houston	1974	106,169	80%	1,386	16.32	15.99
Total/Weighted Average - Whitestone Properties			4,841,660	90%	82,055	18.83	19.35

Land Held for Development:
Anthem Marketplace	Phoenix	N/A	—	—	$—	$—	$—
BLVD Phase II-B	Houston	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Land Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average - Whitestone Properties			4,841,660	90%	$82,055	$18.83	$19.35

(1)
Calculated as the tenant’s actual December 31, 2018 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2018. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2018 equaled approximately $152,000 for the month ended December 31, 2018.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2018. Excludes vacant space as of December 31, 2018.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2018, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2018.

(4)	As of December 31, 2018, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2018, based upon consolidated annualized rental revenues at December 31, 2018.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Austin, Houston and Phoenix	$2,447	3.0%	11/14/1982, 5/8/1991, 7/1/2000, 4/1/2014, 4/1/2014 and 10/19/16	2020, 2020, 2021, 2022, 2024 and 2034
Whole Foods Market	Houston	2,042	2.5%	9/3/2014	2035
Frost Bank	Houston	1,872	2.3%	7/1/2014	2024
Newmark Real Estate of Houston LLC	Houston	1,188	1.4%	10/1/2015	2026
Walgreens & Co. (3)	Houston and Phoenix	946	1.1%	11/14/1982, 11/2/1987, 8/24/1996 and 11/3/1996	2022, 2027, 2049 and 2056
Verizon Wireless (4)	Houston and Phoenix	875	1.1%	8/16/1994, 2/1/2004, 5/10/2004, 1/27/2006 and 5/1/2014	2019, 2019, 2022, 2023 and 2024
Bashas' Inc. (5)	Phoenix	823	1.0%	10/9/2004 and 4/1/2009	2024 and 2029
Alamo Drafthouse Cinema	Austin	690	0.8%	2/1/2012	2027
Dollar Tree (6)	Houston and Phoenix	677	0.8%	3/1/1998, 8/10/1999, 6/29/2001, 11/8/2009, 12/17/2009, and 5/21/2013	2020, 2020, 2021, 2022, 2023 and 2027
Wells Fargo & Company (7)	Phoenix	553	0.7%	10/24/1996 and 4/16/1999	2022 and 2023
Kroger Co.	Dallas	483	0.6%	12/15/2000	2022
Ruth's Chris Steak House Inc.	Phoenix	466	0.6%	1/1/1991	2030
Regus Corporation	Houston	434	0.5%	5/23/2014	2025
Paul's Ace Hardware	Phoenix	427	0.5%	3/1/2008	2023
Ross Dress for Less, Inc. (8)	Phoenix and San Antonio	362	0.4%	2/11/2009 and 6/18/2012	2020, 2023
		$14,285	17.3%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2018 for each applicable tenant multiplied by 12.

(2)
As of December 31, 2018, we had six leases with the same tenant occupying space at properties located in Phoenix, Houston and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $997,000, which represents approximately 1.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $42,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2021, was $344,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2020, was $321,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $318,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2020, was $425,000, which represents approximately 0.5% of our total annualized base rental revenue.

(3)
As of December 31, 2018, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $188,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $181,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.4% of our total annualized rental revenue.

(4)
As of December 31, 2018, we had five leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on August 16, 1994, and is scheduled to expire in 2019, was $21,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on January 27, 2006, and is scheduled to expire in 2023, was $130,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 1, 2004, and is scheduled to expire in 2019, was $37,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 1, 2014, and is scheduled to expire in 2024, was $681,000, which represents approximately 0.8% of our total annualized rental revenue. The annualized rental revenue for the lease that commenced on May 10, 2004, and is scheduled to expire in 2022, was $6,000, which represents less than 0.1% of our total annualized base rental revenue.

(5)
As of December 31, 2018, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $119,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $704,000, which represents approximately 0.9% of our total annualized base rental revenue.

(6)
As of December 31, 2018, we had six leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on March 1, 1998, and is scheduled to expire in 2022, was $73,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2020, was $88,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2020, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2021, was $145,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 21, 2013, and is scheduled to expire in 2023, was $111,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $151,000, which represents approximately 0.2% of our total annualized base rental revenue.

(7)
As of December 31, 2018, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2022, was $131,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2023, was $421,000, which represents approximately 0.5% of our total annualized base rental revenue.

(8)
As of December 31, 2018, we had two leases with the same tenant occupying space at properties located in San Antonio and Phoenix. The annualized rental revenue for the lease that commenced on June 18, 2012, and is scheduled to expire in 2023, was $175,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 11, 2009, and is scheduled to expire in 2020, was $187,000, which represents approximately 0.2% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2018
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2019	370	633,907	13.1%	$12,998	15.8%
2020	219	786,854	16.3%	13,032	15.8%
2021	198	512,859	10.6%	9,994	12.1%
2022	167	626,485	12.9%	11,220	13.6%
2023	154	474,322	9.8%	9,437	11.4%
2024	79	477,378	9.9%	7,664	9.3%
2025	43	156,796	3.2%	3,614	4.4%
2026	26	172,237	3.6%	3,309	4.0%
2027	26	173,391	3.6%	3,457	4.2%
2028	21	98,415	2.0%	2,131	2.6%
Total	1,303	4,112,644	85.0%	$76,856	93.2%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of March 15, 2019, we had 39,766,240 common shares of beneficial interest outstanding held by a total of 1,123 shareholders of record.

On March 15, 2019, the closing price of our common shares reported on the NYSE was $11.88 per share.

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

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share/unit) in each indicated quarter (in thousands, except per share/unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”). The following table summarizes all of these repurchases during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	—	$—	N/A	N/A
November 1, 2018 through November 30, 2018	—	—	N/A	N/A
December 1, 2018 through December 31, 2018	21,414	12.26	N/A	N/A
Total	21,414	$12.26

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2008 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”) and to the Morgan Stanley Capital International US REIT Index (“REIT Index”) from December 31, 2013 to December 31, 2018. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index and REIT Index was $100 at December 31, 2013 and that all dividends were reinvested. The closing price of our common shares on December 31, 2013 (on which the graph is based) was $13.37. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	(in thousands, except per share and per square foot data)
	2018	2017	2016	2015	2014
Operating Data:
Revenues	$119,863	$125,959	$104,437	$93,416	$72,382
Property expenses	37,431	42,110	34,092	31,335	25,152
General and administrative	23,281	23,949	23,922	20,312	15,274
Depreciation and amortization	25,679	27,240	22,457	19,761	15,725
Equity in earnings of real estate partnership	(8,431)	—	—	—	—
Interest expense	25,177	23,651	19,239	14,910	10,579
Interest, dividend and other investment income	(1,055)	(410)	(429)	(313)	(90)
Income from continuing operations before loss on disposal of assets and income taxes	17,781	9,419	5,156	7,411	5,742
Provision for income taxes	(347)	(386)	(289)	(372)	(282)
Gain on sale of property	4,629	16	3,357	—	—
Profit sharing expense	—	(278)	(15)	—	—
Loss on disposal of assets	(82)	(183)	(96)	(185)	(111)
Income from continuing operations	21,981	8,588	8,113	6,854	5,349
Income from discontinued operations	—	—	—	11	510
Gain on sale of properties from discontinued operations	—	—	—	—	1,887
Net income	21,981	8,588	8,113	6,865	7,746
Less: net income attributable to noncontrolling interests	550	254	182	116	160
Net income attributable to Whitestone REIT	$21,431	$8,334	$7,931	$6,749	$7,586

	Year Ended December 31,
	(in thousands, except per share data and per square foot and occupancy)
	2018	2017	2016	2015	2014
Earnings per share - basic
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.54	$0.22	$0.26	$0.25	$0.23
Income from discontinued operations attributable to Whitestone REIT	—	—	—	—	0.10
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.54	$0.22	$0.26	$0.25	$0.33
Earnings per share - diluted
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.52	$0.22	$0.26	$0.24	$0.22
Income from discontinued operations attributable to Whitestone REIT	—	—	—	—	0.10
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.52	$0.22	$0.26	$0.24	$0.32
Balance Sheet Data:
Real estate (net)	$938,938	$1,018,420	$813,052	$745,958	$602,068
Other assets	89,934	51,748	38,327	36,127	30,137
Total assets	$1,028,872	$1,070,168	$851,379	$782,085	$632,205
Liabilities	$669,722	$711,764	$583,751	$535,094	$418,882
Whitestone REIT shareholders’ equity	350,456	347,604	255,687	242,974	210,072
Noncontrolling interest in subsidiary	8,694	10,800	11,941	4,017	3,251
	$1,028,872	$1,070,168	$851,379	$782,085	$632,205
Other Data:
Proceeds from issuance of common shares	$—	$118,412	$30,014	$49,649	$6,458
Acquisitions of and additions to real estate (1)	$11,638	$231,120	$91,785	$163,050	$142,065
Distributions per share (2)	$1.14	$1.13	$1.13	$1.13	$1.13
Funds from operations (3)	$39,398	$35,039	$27,031	$26,696	$21,920
Total occupancy at year end	90%	88%	87%	87%	87%
Average aggregate GLA	4,925	6,403	5,837	5,734	5,075
Average rent per square foot	$18.81	$16.81	$15.45	$14.62	$13.57

(1) Including amounts for discontinued operations.

(2) The distributions per share represent total cash payments divided by weighted average common shares.

(3)  We believe that Funds From Operations (“FFO”) is an appropriate supplemental measure of operating performance because it helps our investors compare our operating performance relative to other REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of equity method investments and joint ventures.  We calculate FFO in a manner consistent with the NAREIT definition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Financial Measures.”

The following table sets forth a reconciliation of net income to FFO, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands)
	2018	2017	2016	2015	2014
Net income attributable to Whitestone REIT	$21,431	$8,334	$7,931	$6,749	$7,586
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets (2)	25,401	26,290	22,179	19,646	15,950
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(3)	2,903	—	—	—	—
Loss (gain) on sale or disposal of assets (2)	(4,547)	167	(3,261)	185	(1,776)
Gain on sale or disposal of properties or assets of real estate partnership (pro rata)(3)	(6,340)	—	—	—	—
Net income attributable to redeemable operating partnership units (2)	550	254	182	116	160
FFO	$39,398	$35,045	$27,031	$26,696	$21,920

(1) Includes pro rata share attributable to real estate partnership in 2018.

(2) Including amounts for discontinued operations.

(3) Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

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

On February 26, 2019, our Audit Committee, after consultation with members of senior management of the Company, concluded that the Company’s unaudited consolidated financial statements as of and for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 (collectively, the “2018 Quarterly Financial Statements”) included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively, should be restated to correct the accounting error described below.

 As previously disclosed in the Company’s Current Form 8-K filed with the SEC on February 27, 2019, on January 1, 2018, the Company adopted Topic 606, as subsequently amended, using the modified retrospective method and applied Topic 606 to those contracts that were not completed as of January 1, 2018. We applied Topic 606 to account for contracts (that do not meet the definition of a business) to customers. We accounted for contracts (that do not meet the definition of a business) to noncustomers under ASC 610, which requires the application of certain concepts from Topic 606. In August 2018, the Company received a comment letter from the Staff relating to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. The Staff requested that the Company provide them with an analysis of the Company’s determination that the contribution of assets to Pillarstone OP (as described in the Form 8-K) did not meet the requirements for derecognition of the underlying assets under Topic 606 and ASC 610, and an explanation of the Company’s consideration of the immaterial accounting errors related to Pillarstone OP in its conclusion that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective as of June 30, 2018 and December 31, 2017. In September 2018, the Company responded to the Staff’s letter with the requested analysis and explanation. In October 2018, the Company received a comment letter from the Staff with certain follow up questions. Subsequently, the Company engaged in verbal discussions with the Staff regarding its responses, and in February 2019, the Staff verbally informed the Company that it objected to the Company’s conclusion regarding the assessment of the transfer of control criteria in Topic 606 with respect to the contribution and objected to the Company’s continued recognition of the underlying assets and liabilities associated with the contribution subsequent to the adoption of Topic 606 and ASC 610 on January 1, 2018. Accordingly, the Company concluded that the 2018 Quarterly Financial Statements should be restated. Because this change from the profit sharing method is only applicable for periods ending after giving effect to the implementation of Topic 606 and ASC 610, no periods prior to January 1, 2018 are affected by this error.

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

As of December 31, 2018, we wholly-owned 57 commercial properties consisting of:

Consolidated Operating Portfolio

•
51 properties that meet our Community Centered Properties® strategy containing approximately 4.8 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $921.1 million; and

Redevelopment, New Acquisitions Portfolio

•	six parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $17.8 million.

As of December 31, 2018, we had an aggregate of 1,337 tenants.  We have a diversified tenant base with our largest tenant comprising only 3.0% of our total revenues for the year ended December 31, 2018.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 308 new and renewal leases during 2018, totaling 727,440 square feet and $82.7 million in total lease value.

We employed 98 full-time employees as of December 31, 2018.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of December 31, 2018, we, through our investment in Pillarstone OP, owned a majority interest in 11 properties that do not meet our Community Centered Property® strategy containing approximately 1.3 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Recent Developments

On January 31, 2019, we, through our Operating Partnership, entered into an unsecured credit facility (the “2019 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Agent”), SunTrust Robinson Humphrey, as syndication agent, and BMO Capital Markets Corp., U.S. Bank National Association, SunTrust Robinson Humphrey and Regions Capital Markets, as co-lead arrangers and joint book runners. The 2019 Facility amended and restated the 2018 Facility.

The 2019 Facility is comprised of the following three tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of January 1, 2023 (the “2019 Revolver”);

•	$165.0 million unsecured term loan with a maturity date of January 31, 2024 (“Term Loan A”); and

•	$100.0 million unsecured term loan with a maturity date of October 30, 2022 (“Term Loan B” and together with Term Loan A, the “ 2019 Term Loans”).

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2019 Facility. The 2019 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2019 Facility contains certain financial covenants including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined).

The 2019 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. If an event of default occurs and is continuing under the 2019 Facility, the lenders may, among other things, terminate their commitments under the 2019 Facility and require the immediate payment of all amounts owed thereunder.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $119,863,000 for the year ended December 31, 2018 as compared to $125,959,000 for the year ended December 31, 2017, a decrease of $6,096,000, or 5%. The year ended December 31, 2018 included $6,486,000 in increased revenues from Non-Same Store operations and $15,441,000 in decreased revenues from the Pillarstone Properties (as defined below) due to the accounting change from the profit sharing method to the equity method. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. During the twelve months ended December 31, 2018, Same Store revenues increased $2,859,000. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2018 to the year ended December 31, 2017, Same Stores include properties owned from January 1, 2016 to December 31, 2017. Same Store average occupied square feet increased from 3,959,354 for the year ended December 31, 2017 to 3,967,881 for the year ended December 31, 2018, increasing Same Store revenue by $201,000. Same Store average occupancy decreased from 90.2% for the year ended December 31, 2017 to 90.1% for the year ended December 31, 2018. Same Store revenue rate per average leased square foot increased $0.67 for the year ended December 31, 2018 to $25.10 per average leased square foot as compared to the year ended December 31, 2017 revenue rate per average leased square foot of $24.43, increasing Same Store revenue by $2,658,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. We expect this trend to continue in 2019.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2018, approximately 29% of our GLA was subject to leases that expire prior to December 31, 2020.  Over the last three years, we have renewed expiring leases with respect to approximately 80% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Dispositions. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, in December 2014, we sold three suburban office properties in Clear Lake, Texas that were part of the Legacy Portfolio. In 2016, we sold three properties in the greater Houston area. In 2018, we sold two properties in the greater Houston area, and Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three properties in the greater Houston area.

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone and Pillarstone REIT pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties (the “Pillarstone Properties”) that do not fit our Community Centered Property® strategy, to Pillarstone for aggregate consideration of approximately $84.0 million, consisting of (1) approximately $18.1 million Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2018 Facility (see Note 9 to the accompanying consolidated financial statements); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

As of December 31, 2018, we owned approximately 81.4% of the total outstanding Pillarstone OP Units, which we account for under the equity method. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. See Note 5 Investment in Real Estate Partnership to the accompanying consolidated financial statements for more information on our accounting treatment of our investment in Pillarstone OP.

Property Acquisitions. On December 29, 2017, we acquired a 1.83 acre parcel of undeveloped land for $0.9 million in cash and net prorations. The undeveloped land parcel is the hard corner at our Eldorado Plaza property.

On May 26, 2017, we acquired BLVD Place, a property that meets our Community Centered Property® strategy, for $158.0 million, including $80.0 million of asset level mortgage financing and $78.0 million in cash and net prorations using borrowings under our 2014 Facility and a portion of the net proceeds from the April 2017 Offering (as defined below). BLVD Place, a 216,944 square foot property, was 99% leased at the time of purchase and is located in Houston, Texas. Included in the purchase of BLVD Place is approximately 1.43 acres of developable land.

On May 3, 2017, we acquired Eldorado Plaza, a property that meets our Community Centered Property® strategy, for $46.6 million in cash and net prorations using borrowings under our 2014 Facility and a portion of the net proceeds from the April 2017 Offering. Eldorado Plaza, a 221,577 square foot property, was 96% leased at the time of purchase and is located in McKinney, Texas, a suburb of Dallas, Texas.

Hurricane Harvey. In August 2017, Hurricane Harvey impacted the South Texas region, including Houston, Texas. The majority of our Houston properties incurred minor damage and as a result, we recorded approximately $0.5 million in Harvey related repairs recorded in property operation and maintenance expense for the year ended December 31, 2017.

Leasing Activity

As of December 31, 2018, we wholly-owned 57 properties with 4,841,660 square feet of GLA, which were approximately 90% occupied. The following is a summary of the Company’s leasing activity for the year ended December 31, 2018:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	177	409,217	4.5	$3.98	$20.57	$19.97	11.1%
New Leases	48	84,504	4.9	9.08	22.94	23.65	7.0%
Total/Average	225	493,721	4.5	$4.85	$20.98	$20.60	10.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Total
Renewal Leases	177	409,217	4.5	$3.98	$20.57
New Leases	131	318,223	5.6	12.05	20.00
Total/Average	308	727,440	5.0	$7.51	$20.32

(1)
Comparable leases represent leases signed on spaces for which there was a former tenant within the last twelve months and the new or renewal square footage was within 25% of the expired square footage.

(2)	Weighted average lease term (in years) is determined on the basis of square footage.

(3)
Estimated amount per signed leases. Actual cost of construction may vary. Does not include first generation costs for tenant improvements (“TI”) and leasing commission costs needed for new acquisitions, development or redevelopment of a property to bring to operating standards for its intended use.

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company’s capital expenditures for the years ended December 31 (in thousands):

	2018	2017
Capital expenditures:
Tenant improvements and allowances	$4,622	$6,646
Developments / redevelopments	4,142	6,519
Leasing commissions and costs	2,113	3,118
Maintenance capital expenditures	2,874	4,410
Total capital expenditures	$13,751	$20,693

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

Profit-sharing Method. In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance applicable to sales of real estate or interests therein, specifically FASB Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales,” Topic 606, “Revenue from Contracts with Customers” and ASC 610, “Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets,” we did not recognize the sale of assets to Pillarstone OP in the Contribution and accounted for the transaction under the profit-sharing method for the year ended December 31, 2017. We recognized Pillarstone OP’s real estate assets and notes payables in our consolidated balance sheets. Additionally, the profits and losses of Pillarstone OP not attributable to the Company are reported as profit sharing expense. As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method.

Equity Method. For the year ended December 31, 2017, we accounted for the Contribution under the profit-sharing method. As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method. See Note 5 and Note 19 to our accompanying consolidated financial statements for additional disclosure on Pillarstone OP.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2018, approximately $574,000 and $365,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2017, approximately $439,000 and $277,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2016, approximately $324,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2018.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2018 and 2017, we had an allowance for uncollectible accounts of $9.7 million and $8.6 million, respectively. As of December 31, 2018, 2017 and 2016, we recorded bad debt expense in the amount of $1.4 million, $2.3 million and $1.6 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2018, 2017 and 2016, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.2 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $618.6 million and $659.6 million as compared to the book value of approximately $619.4 million and $660.9 million as of December 31, 2018 and 2017, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2018 and 2017. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2018, we consider our cash flow hedges to be highly effective.

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million. See Note 5 and Note 19 to our accompanying consolidated financial statements for further details.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance is effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We adopted the guidance and its related amendments as of January 1, 2019 using the transition practical expedient which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date as well as other elected practical expedients. Additionally, we have elected the optional transition practical expedient for lessors that permits lessors to make an accounting policy election to not separate nonlease components from the associated lease components, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. As a result, leases where we are the lessor are accounted for in a similar manner to existing standards with the underlying leased asset being reported and recognized as a real estate asset.

We have identified our lease commitments and finalized our evaluation on our consolidated financial statements and on our internal accounting processes. Substantially all of our real estate lessor commitments continued to be accounted for as operating leases, and the new leasing standard did not have a material impact on rental revenues. Our lessee operating lease commitments are subject to the standard and recognized as operating lease liabilities and right-of-use assets upon adoption. Our adoption of the new leasing standard did not have a material impact on our consolidated financial statements. Upon our adoption of the guidance as of January 1, 2019, we increased lease liabilities and corresponding right-of-use assets. Such adoption resulted in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $406,000 in legal related costs for the year ended December 31, 2018. These transition adjustments did not have a material impact on our consolidated balance sheet. Additionally, this guidance did not have a material impact on our consolidated statement of income upon adoption.

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

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million. See Note 5 and Note 19 to our accompanying consolidated financial statements for further details.

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

During the year ended December 31, 2018, our cash provided from operating activities was $39,557,000 and our total dividends and distributions paid were $46,099,000. Therefore, we had distributions in excess of cash flow from operations of approximately $6,542,000. The 2019 Facility included a $300 million unsecured borrowing capacity under a revolving credit facility, two $50 million term loans and one $100 million term loan. The 2019 Facility also included an accordion feature that allowed the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2019 Facility will provide adequate capital for our distributions, working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming and Non-Core Properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In addition, our universal shelf registration statement on Form S-3 expired in April 2018. Until our new shelf registration statement is declared effective by the SEC, we will not have access to the public capital markets.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $13,786,000 at December 31, 2018, as compared to $5,210,000 at December 31, 2017.  The increase of $8,576,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $39,557,000 for the year ended December 31, 2018;

•	Net proceeds of $9,000,000 from the 2018 Facility;

•	Net proceeds from financed receivable due from related party of $9,812,000;

•	Net proceeds of $12,574,000 from sales of properties;

•	Net proceeds of $30,000 from sales of marketable securities;

Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP unit holders of $46,099,000;

•	Additions to real estate of $11,638,000;

•	Payments of loan origination costs of $30,000;

•	Payments of notes payable of $2,543,000;

•	Payments of exchange offer costs of $126,000; and

•	Repurchase of common shares of $1,961,000.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Equity Offerings

On April 25, 2017, we completed the sale of 8,018,500 common shares, including 1,018,500 common shares purchased by the underwriters upon exercise of their option to purchase additional common shares, at a public offering price per share of $13.00 (the “April 2017 Offering”). Total net proceeds from the April 2017 Offering, after deducting offering expenses, were approximately $99.9 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the April 2017 Offering to repay a portion of the 2018 Facility and for general corporate purposes, including funding a portion of the purchase price of BLVD Place and Eldorado Plaza.

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”) for an at-the-market distribution program. Pursuant to the terms and conditions of the 2015 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares pursuant to our Registration Statement on Form S-3 (File No. 333-203727), which expired on April 29, 2018. Actual sales depended on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We had no obligation to sell any of our common shares, and could at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. For the year ended December 31, 2018, we did not sell any common shares under the 2015 equity distribution agreements. For the year ended December 31, 2017, we sold 1,324,038 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $18.6 million. In connection with such sales, we paid compensation of approximately $0.3 million to the sales agents. For the year ended December 31, 2016, we sold 2,063,697 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $30.0 million. In connection with such sales, we paid compensation of approximately $0.5 million to the sales agents.

Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2018	2017
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2020 (1)	$9,500	$9,740
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	—	33,148
$6.5 million 3.80% Note, due January 1, 2019	5,657	5,842
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,996	19,360
$14.0 million 4.34% Note, due September 11, 2024	13,718	13,944
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	—	16,058
$15.1 million 4.99% Note, due January 6, 2024	14,643	14,865
$2.6 million 5.46% Note, due October 1, 2023	2,430	2,472
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (6)	241,200	232,200
Total notes payable principal	619,444	660,929
Less deferred financing costs, net of accumulated amortization	(1,239)	(1,861)
	$618,205	$659,068

(1)
Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 24, 2018 through September 24, 2020.

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

(5)
Promissory notes were assumed by Pillarstone OP in December 2016 and included in our consolidated balance sheet under the profit-sharing method of accounting through December 31, 2017 as discussed in Note 5.

(6)
Unsecured line of credit includes certain Pillarstone Properties (as defined and described in more detail below) in determining the amount of credit available under the 2018 Facility (as defined and described in more detail below).

On May 26, 2017, we, through our subsidiary, Whitestone BLVD Place LLC, a Delaware limited liability company, issued a $80.0 million promissory note to American General Life Insurance Company (the “BLVD Note”). The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. Proceeds from the BLVD Note were used to fund a portion of the purchase price of the acquisition of BLVD Place (See Note 4 to our accompanying consolidated financial statements).

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets Corp., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured revolving credit facility. On October 30, 2015, we, through our Operating Partnership, entered into the First Amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent. We refer to the 2014 Facility, as amended by the First Amendment, as the “2018 Facility.”

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

Borrowings under the 2018 Facility accrued interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2018, the interest rate was 4.28%. The applicable margin for Adjusted LIBOR borrowings ranged from 1.40% to 1.95% for the Revolver and 1.35% to 2.25% for the Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

We served as the guarantor for funds borrowed by the Operating Partnership under the 2018 Facility. The 2018 Facility contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The 2018 Facility also contained customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

The 2018 Facility includes an accordion feature that will allowed the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2018, $441.2 million was drawn on the 2018 Facility and our unused borrowing capacity was $58.8 million, assuming that we used the proceeds of the 2018 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the 2018 Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the 2018 Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone OP, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the 2018 Facility) and Guarantors under the 2018 Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the 2018 Facility) and be included in the Borrowing Base (as defined in the Facility) under the 2018 Facility. In addition, on December 8, 2016, Pillarstone OP entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone OP agreed to be joined as a party to the Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of December 31, 2018, Pillarstone accounted for approximately $5.7 million of the total amount drawn on the 2018 Facility.

As of December 31, 2018, our $178.2 million in secured debt was collateralized by nine properties with a carrying value of $279.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  In 2018, we were not in compliance with respect to the tangible Net Worth covenant (as defined in the 2018 Facility) and had received two waivers as of December 31, 2018. Had we been unable to obtain a waiver or other suitable relief from the lenders under the 2018 Facility, an Event of Default (as defined in the 2018 Facility) would have occurred, permitting the lenders holding a majority of the commitments under the 2018 Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. The 2019 Facility contains a similar tangible Net Worth covenant that resets at a new threshold and changes the definition of Net Worth to add back accumulated depreciation. However, we can make no assurances that we will be in compliance with this covenant or other covenants under the 2019 Facility in future periods or, if we are not in compliance, that we will be able to obtain a waiver.

Scheduled maturities of our outstanding debt as of December 31, 2018 were as follows (in thousands):

Amount Due
Year	(in thousands)

2019	$248,199
2020	60,801
2021	51,611
2022	101,683
2023	20,720
Thereafter	136,430
Total	$619,444

Capital Expenditures

We continually evaluate our properties’ performance and value. We may determine it is in our shareholders’ best interest to invest capital in properties we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to continue investing in similar properties outside of Texas and Arizona in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Contractual Obligations

As of December 31, 2018, we had the following contractual obligations (see Note 9 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2019)	1 - 3 years (2020 - 2021)	3 - 5 years (2022 - 2023)	More than 5 years (after 2023)
Long-Term Debt - Principal	$619,444	$248,199	$112,412	$122,403	$136,430
Long-Term Debt - Fixed Interest	60,492	13,131	22,772	12,689	11,900
Long-Term Debt - Variable Interest (1)	6,633	6,633	—	—	—
Unsecured Credit Facility - Unused commitment fee (2)	98	98	—	—	—
Operating Lease Obligations	185	85	100	—	—
Related Party Rent Lease Obligations	$963	$441	$522	$—	$—
Total	$687,815	$268,587	$135,806	$135,092	$148,330

(1)
As of December 31, 2018, we had one loan totaling $241.2 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.95%, which reflects our new interest rates under our 2014 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2018, of 2.35%.

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2018 balance of $441.2 million.

Distributions

During 2018, we paid distributions to our common shareholders and OP unit holders of $46.1 million, compared to $41.7 million in 2017.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2018 and 2017:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table provides a general comparison of our results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017
Number of properties owned and operated	57	59
Aggregate GLA (sq. ft.)(1)	4,841,660	5,023,215
Ending occupancy rate - operating portfolio(1)	90%	91%
Ending occupancy rate	90%	90%

Number of properties managed	11	14
Aggregate GLA (sq. ft.)	1,307,930	1,531,737
Ending occupancy rate - managed operating portfolio	80%	81%

Total property revenues	$119,863	$125,959
Total property expenses	37,431	42,110
Total other expenses	64,651	74,430
Provision for income taxes	347	386
Gain on sale of properties	(4,629)	(16)
Profit sharing expense	—	278
Loss on disposal of assets	82	183
Income from continuing operations	21,981	8,588
Income from discontinued operations	—	—
Net income	21,981	8,588
Less: Net income attributable to noncontrolling interests	550	254
Net income attributable to Whitestone REIT	$21,431	$8,334

Funds from operations(2)	$39,398	$35,045
Funds from operations core(3)	48,778	47,096
Property net operating income (4)	89,949	83,849
Distributions paid on common shares and OP units	46,099	41,713
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a percentage of funds from operations core	95%	89%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations and funds from operations core to net income, see “Funds From Operations” below.

(3)	For a reconciliation of funds from operations core to net income, see “FFO Core” below.

(4)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $119,863,000 for the year ended December 31, 2018 as compared to $125,959,000 for the year ended December 31, 2017, a decrease of $6,096,000, or 5%. The year ended December 31, 2018 included $6,486,000 in increased revenues from Non-Same Store operations and $15,441,000 in decreased revenues from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. During the twelve months ended December 31, 2018, Same Store revenues increased $2,859,000. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2018 to the year ended December 31, 2017, Same Stores include properties owned from January 1, 2017 to December 31, 2018. Same Store average occupied square feet increased from 3,959,354 for the year ended December 31, 2017 to 3,967,881 for the year ended December 31, 2018, increasing Same Store revenue by $201,000. Same Store revenue rate per average leased square foot increased $0.67 for the year ended December 31, 2018 to $25.10 per average leased square foot as compared to the year ended December 31, 2017 revenue rate per average leased square foot of $24.43, increasing Same Store revenue by $2,658,480. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $37,431,000 for the year ended December 31, 2018, as compared to $42,110,000 for the year ended December 31, 2017, a decrease of $4,679,000, or 11%. Property expenses for the year ended December 31, 2018 included Same Store and Non-Same Store amounts of $30,794,000 and $6,637,000, respectively. Property expenses for the year ended December 31, 2017 included Same Store and Non-Same Store amounts of $30,833,000 and $4,102,000, respectively. The primary components of total property expenses, Same Store property expenses and Non-Same Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,		Increase	% Increase
Overall Property Expenses	2018	2017	(Decrease)	(Decrease)
Real estate taxes	$16,362	$17,897	$(1,535)	(9)%
Utilities	4,470	5,514	(1,044)	(19)%
Contract services	7,017	7,186	(169)	(2)%
Repairs and maintenance	3,900	5,052	(1,152)	(23)%
Bad debt	1,391	2,356	(965)	(41)%
Labor and other	4,291	4,105	186	5%
Total	$37,431	$42,110	$(4,679)	(11)%

	Year Ended December 31,		Increase	% Increase
Same Store Property Expenses	2018	2017	(Decrease)	(Decrease)
Real estate taxes	$13,253	$13,032	$221	2%
Utilities	3,816	3,935	(119)	(3)%
Contract services	5,602	5,278	324	6%
Repairs and maintenance	3,571	3,830	(259)	(7)%
Bad debt	1,361	1,867	(506)	(27)%
Labor and other	3,191	2,891	300	10%
Total	$30,794	$30,833	$(39)	—%

	Year Ended December 31,		Increase	% Increase
Non-Same Store Property Expenses	2018	2017	(Decrease)	(Decrease)
Real estate taxes	$3,109	$2,273	$836	37%
Utilities	654	417	237	57%
Contract services	1,415	764	651	85%
Repairs and maintenance	329	309	20	6%
Bad debt	30	100	(70)	(70)%
Labor and other	1,100	239	861	360%
Total	$6,637	$4,102	$2,535	62%

Real estate taxes.  Real estate taxes decreased $1,535,000, or 9%, during the year ended December 31, 2018 as compared to 2017. The $1,535,000 decrease was comprised of increases of $836,000 in Non-Same Store expense, $221,000 in Same Store expense and offset by decrease of $2,592,000 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities decreased $1,044,000, or 19%, during the year ended December 31, 2018 as compared to 2017. The $1,044,000 decrease was comprised of increases of $237,000 in Non-Same Store expense and offset by decreases of $119,000 in our Same Store properties and $1,162,000 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Contract services. Contract services decreased $169,000, or 2%, during the year ended December 31, 2018 as compared to 2017. The $169,000 decrease was comprised of increases of $324,000 in Same Store expense and $651,000 in Non-Same Store expense, offset by a decrease of $1,144,000 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Repairs and maintenance. Repairs and maintenance decreased $1,152,000, or 23%, during the year ended December 31, 2018 as compared to 2017. The $1,152,000 decrease was comprised of decreases of $259,000 in Same Store expense and $913,000 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610, partially offset by an increase of $20,000 in our Non-Same Store properties.

Bad debt.  Bad debt for the year ended December 31, 2018 decreased $965,000, or 41%, as compared to 2017. The $965,000 decrease was comprised of decreases of $506,000 in Same Store expense, $70,000 in our Non-Same Store properties, and $389,000 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Labor and other.  Labor and other expenses increased $186,000, or 5%, for year ended December 31, 2018 as compared to 2017. The $186,000 increase was comprised of increases of $861,000 in Non-Same Store expense and $300,000 in Same Store expense, offset by a decrease of $975,000 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Same Store and Non-Same Store net operating income. The components of Same Store, Non-Same Store net operating income, real estate partnership, and net income are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Same Store (49 properties excluding development land)
Property revenues
Rental revenues	$72,454	$71,987	$467	1%
Other revenues	27,138	24,746	2,392	10%
Total property revenues	99,592	96,733	2,859	3%

Property expenses
Property operation and maintenance	17,541	17,801	(260)	(1)%
Real estate taxes	13,253	13,032	221	2%
Total property expenses	30,794	30,833	(39)	—%

Total same store net operating income	68,798	65,900	2,898	4%

Non-Same Store (4 properties excluding development land)
Property revenues
Rental revenues	14,190	9,679	4,511	47%
Other revenues	6,081	4,106	1,975	48%
Total property revenues	20,271	13,785	6,486	47%

Property expenses
Property operation and maintenance	3,528	1,829	1,699	93%
Real estate taxes	3,109	2,273	836	37%
Total property expenses	6,637	4,102	2,535	62%

Total Non-Same Store net operating income	13,634	9,683	3,951	41%

Pillarstone OP properties net operating income	—	8,266	(8,266)	(100)%

Pro rata share of real estate partnership	7,725	—	7,725	Not meaningful

Total property net operating income	90,157	83,849	6,308	8%

Less total other expenses, excluding pro rata share of real estate partnership net operating income, provision for income taxes, gain on sale of properties and gain (loss) on disposal of assets	68,176	75,261	(7,085)	(9)%

Net income	$21,981	$8,588	$13,393	156%

Other expenses.  Our other expenses were $64,651,000 for the year ended December 31, 2018, as compared to $74,430,000 for the year ended December 31, 2017, a decrease of $9,779,000, or 13%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative	$23,281	$23,949	$(668)	(3)%
Depreciation and amortization	25,679	27,240	(1,561)	(6)%
Equity in earnings of real estate partnership	(8,431)	—	(8,431)	Not Meaningful
Interest expense	25,177	23,651	1,526	6%
Interest, dividend and other investment income	(1,055)	(410)	(645)	157%
Total other expenses	$64,651	$74,430	$(9,779)	(13)%

General and administrative.  General and administrative expenses decreased approximately $668,000 for the year ended December 31, 2018 as compared to 2017. The decrease in general and administrative expenses included decreased share-based compensation expense costs of $3,668,000, decreased acquisition costs of $832,000, and decreased other expenses of $407,000, offset by increased professional fees primarily resulting from a proxy contest at our 2018 annual meeting of shareholders of $2,099,000, increased salaries and benefits, net of allocated costs of $2,080,000, and increased marketing costs of $60,000

Equity in earnings of real estate partnership. Equity in earnings of real estate partnership increased $8,431,000 for the year ended December 31, 2018 as compared to 2017 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Depreciation and amortization.  Depreciation and amortization decreased $1,561,000, or 6%, for the year ended December 31, 2018 as compared to 2017. Non-Same Store depreciation increased $1,166,000. Same Store depreciation increased $1,142,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation for Pillarstone OP properties decreased by $3,933,000 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610. Depreciation on corporate assets and amortization of commission costs increased $64,000.

Interest expense.  Interest expense increased $1,526,000, or 6%, for the year ended December 31, 2018 as compared to 2017 from the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.  A decrease in our average outstanding notes payable balance of $262,000 accounted for $9,000 in decreased interest expense, and an increase in our effective interest rate to 3.89% for the year ended December 31, 2018 as compared to 3.62% for the year ended December 31, 2017, resulting in a $1,726,000 increase in interest expense. Amortization of loan fees decreased interest expense by $191,000 for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $645,000, or 157%, for the year ended December 31, 2018 as compared to 2017. During the year ended December 31, 2018, our interest income decreased $69,000, interest from real estate partnership increased $583,000, amortization of guaranty of real estate partnership income increased $72,000, our gain on sales of investments in available-for-sale securities increased $71,000 and our dividend income decreased $12,000 as compared to the amounts realized during the year ended December 31, 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table provides a general comparison of our results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Number of properties wholly-owned and operated	59	55
Aggregate GLA (sq. ft.)(1)	5,023,215	4,557,425
Ending occupancy rate - wholly-owned operating portfolio(1)	91%	90%
Ending occupancy rate - all wholly-owned properties	90%	89%

Number of properties managed	14	14
Aggregate GLA (sq. ft.)	1,531,737	1,531,737
Ending occupancy rate - managed operating portfolio	81%	81%

Total property revenues	$125,959	$104,437
Total property expenses	42,110	34,092
Total other expenses	74,430	65,189
Provision for income taxes	386	289
Gain on sale of properties	(16)	(3,357)
Profit sharing expense	278	15
Loss on disposal of assets	183	96
Net income	8,588	8,113
Less: Net income attributable to noncontrolling interests	254	182
Net income attributable to Whitestone REIT	$8,334	$7,931

Funds from operations(2)	$35,045	$27,031
Funds from operations core(3)	47,096	39,379
Property net operating income (4)	83,849	70,345
Distributions paid on common shares and OP units	41,713	32,640
Distributions per common share and OP unit	$1.1400	$1.1400
Distributions paid as a percentage of funds from operations core	89%	83%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations and funds from operations core to net income, see “Funds From Operations” below.

(3)	For a reconciliation of funds from operations core to net income, see “FFO Core” below.

(4)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

Property revenues. We had rental income and tenant reimbursements of approximately $125,959,000 for the year ended December 31, 2017 as compared to $104,437,000 for the year ended December 31, 2016, an increase of $21,522,000, or 21%. The year ended December 31, 2017 included $17,057,000 in increased revenues from Non-Same Store operations and $181,000 in increased revenues from Pillarstone OP. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. During the twelve months ended December 31, 2017, Same Store revenues increased $4,284,000. We define “Same Stores” as properties owned during the entire period being compared. For purposes of comparing the year ended December 31, 2017 to the year ended December 31, 2016, Same Stores include properties owned from January 1, 2016 to December 31, 2017. Same Store average occupancy increased from 89.0% for the year ended December 31, 2016 to 89.5% for the year ended December 31, 2017. Same Store revenue rate per average leased square foot increased $0.81 for the year ended December 31, 2017 to $23.49 per average leased square foot as compared to the year ended December 31, 2016 revenue rate per average leased square foot of $22.68, increasing Same Store revenue by $3,143,000. The revenue rate per average leased square feet is calculated by dividing the total revenue by the average square feet leased during the period.

Property expenses.  Our property expenses were $42,110,000 for the year ended December 31, 2017, as compared to $34,092,000 for the year ended December 31, 2016, an increase of $8,018,000, or 24%. Property expenses for the year ended December 31, 2017 included Same Store, Non-Same Store and Pillarstone OP amounts of $29,809,000, $5,126,000 and $7,175,000, respectively. Property expenses for the year ended December 31, 2016 included Same Store, Non-Same Store and Pillarstone OP amounts of $27,078,000, $607,000 and $6,407,000, respectively. The primary components of total property expenses, Same Store property expenses and Non-Same Store property expenses are detailed in the tables below (in thousands):

	Year Ended December 31,
Overall Property Expenses	2017	2016	Increase	% Increase
Real estate taxes	$17,897	$14,383	$3,514	24%
Utilities	5,514	4,868	646	13%
Contract services	7,186	5,941	1,245	21%
Repairs and maintenance	5,052	3,802	1,250	33%
Bad debt	2,356	1,589	767	48%
Labor and other	4,105	3,509	596	17%
Total	$42,110	$34,092	$8,018	24%

	Year Ended December 31,
Same Store Property Expenses	2017	2016	Increase	% Increase
Real estate taxes	$12,883	$11,873	$1,010	9%
Utilities	3,738	3,423	315	9%
Contract services	4,988	4,865	123	3%
Repairs and maintenance	3,733	2,921	812	28%
Bad debt	1,742	1,367	375	27%
Labor and other	2,725	2,629	96	4%
Total	$29,809	$27,078	$2,731	10%

	Year Ended December 31,		Increase	% Increase
Non-Same Store Property Expenses	2017	2016	(Decrease)	(Decrease)
Real estate taxes	$2,422	$190	$2,232	1,175%
Utilities	614	101	513	508%
Contract services	1,054	84	970	1,155%
Repairs and maintenance	406	77	329	427%
Bad debt	225	17	208	1,224%
Labor and other	405	138	267	193%
Total	$5,126	$607	$4,519	744%

Real estate taxes.  Real estate taxes increased $3,514,000, or 24%, during the year ended December 31, 2017 as compared to 2016. The $3,514,000 increase was comprised of increases of $2,232,000 in Non-Same Store expense,
$1,010,000 in Same Store expense and $272,000 in Pillarstone OP properties. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities.  Utilities increased $646,000, or 13%, during the year ended December 31, 2017 as compared to 2016. The $646,000 increase was comprised of increases of $513,000 in Non-Same Store expense and $315,000 in Same Store expenses, offset by a decrease of $182,000 in Pillarstone OP properties.

Contract services. Contract services increased $1,245,000, or 21%, during the year ended December 31, 2017 as compared to 2016. The $1,245,000 increase was comprised of increases of $970,000 in Non-Same Store expense, $123,000 in Same Store expense and $152,000 in Pillarstone OP properties.

Repairs and maintenance. Repairs and maintenance increased $1,250,000, or 33%, during the year ended December 31, 2017 as compared to 2016. The $1,250,000 increase was comprised of increases of $329,000 in Non-Same Store expense, $812,000 in Same Store expense and $109,000 in Pillarstone OP properties.

Bad debt.  Bad debt for the year ended December 31, 2017 increased $767,000, or 48%, as compared to 2016. The $767,000 increase was comprised of increases of $208,000 in Non-Same Store expense, $375,000 in Same Store expense and $184,000 in Pillarstone OP properties.

Labor and other.  Labor and other expenses increased $596,000, or 17%, for year ended December 31, 2017 as compared to 2016. The $596,000 increase was comprised of increases of $267,000 in Non-Same Store expense, $96,000 in Same Store expense and $233,000 in Pillarstone OP properties.

Same Store, Non-Same Store and Pillarstone OP net operating income. The components of Same Store, Non-Same Store and Pillarstone OP property net operating income and net income are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Same Store (49 properties excluding development land)
Property revenues
Rental revenues	$67,706	$65,340	$2,366	4%
Other revenues	23,456	21,538	1,918	9%
Total property revenues	91,162	86,878	4,284	5%

Property expenses
Property operation and maintenance	16,926	15,205	1,721	11%
Real estate taxes	12,883	11,873	1,010	9%
Total property expenses	29,809	27,078	2,731	10%

Total same store net operating income	61,353	59,800	1,553	3%

Non-Same Store (4 properties excluding development land)
Property revenues
Rental revenues	13,960	1,796	12,164	677%
Other revenues	5,396	503	4,893	973%
Total property revenues	19,356	2,299	17,057	742%

Property expenses
Property operation and maintenance	2,704	417	2,287	548%
Real estate taxes	2,422	190	2,232	1,175%
Total property expenses	5,126	607	4,519	744%

Total Non-Same Store net operating income	14,230	1,692	12,538	741%

Pillarstone OP properties (14 properties)
Property revenues
Rental revenues	12,902	12,932	(30)	0%
Other revenues	2,539	2,328	211	9%
Total property revenues	15,441	15,260	181	1%

Property expenses
Property operation and maintenance	4,583	4,087	496	12%
Real estate taxes	2,592	2,320	272	12%
Total property expenses	7,175	6,407	768	12%

Total Pillarstone OP properties net operating income	8,266	8,853	(587)	(7)%

Total property net operating income	83,849	70,345	13,504	19%

Less total other expenses, provision for income taxes and loss on disposal of assets	75,261	62,232	13,029	21%

Net income	$8,588	$8,113	$475	6%

Other expenses.  Our other expenses were $74,430,000 for the year ended December 31, 2017, as compared to $65,189,000 for the year ended December 31, 2016, an increase of $9,241,000, or 14%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative	$23,949	$23,922	$27	—%
Depreciation and amortization	27,240	22,457	4,783	21%
Interest expense	23,651	19,239	4,412	23%
Interest, dividend and other investment income	(410)	(429)	19	(4)%
Total other expenses	$74,430	$65,189	$9,241	14%

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

Depreciation and amortization.  Depreciation and amortization increased $4,783,000, or 21%, for the year ended December 31, 2017 as compared to 2016. Non-Same Store depreciation increased $2,649,000, Pillarstone OP depreciation decreased $264,000 and Same Store depreciation increased $1,810,000. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments. Depreciation on corporate assets and amortization of commission costs increased $60,000.

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

Quarterly Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table provides a general comparison of our results of operations for the three months ended March 31, 2018 and 2017 after giving effect to the Quarterly Restatement - See Note 19 to our accompanying consolidated financial statements for further details - (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018 (as Restated)	2017	Change	Change %
Number of properties owned and operated	58	55	3	5%
Aggregate GLA (sq. ft.)(1)	4,949,285	4,584,488	364,797	8%
Ending occupancy rate - operating portfolio(1)	91%	89%	2%	2%
Ending occupancy rate	91%	88%	3%	3%

Number of properties managed	14	14	—	—%
Aggregate GLA (sq. ft.)	1,531,737	1,531,737	—	—%
Ending occupancy rate - managed operating portfolio	78%	80%	(2)%	(3)%

Total property revenues	$29,785	$28,267	$1,518	5%
Total property expenses	8,832	9,414	(582)	(6)%
Total other expenses	17,643	17,192	451	3%
Provision for income taxes	110	81	29	36%
Gain on sale of properties	(249)	—	(249)	Not meaningful
Profit sharing expense	—	64	(64)	(100)%
Loss on disposal of assets	180	23	157	683%
Net income	3,269	1,493	1,776	119%
Less: Net income attributable to noncontrolling interests	88	53	35	66%
Net income attributable to Whitestone REIT	$3,181	$1,440	$1,741	121%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

Property revenues. We had rental income and tenant reimbursements of approximately $29,785,000 for the three months ended March 31, 2018 as compared to $28,267,000 for the three months ended March 31, 2017, an increase of $1,518,000, or 5% as the result of an increase in the average leased square feet.

Property expenses.  Our property expenses were $8,832,000 for the three months ended March 31, 2018, as compared to $9,414,000 for the three months ended March 31, 2017, a decrease of $582,000, or 6%.

Other expenses.  Our other expenses were $17,643,000 for the three months ended March 31, 2018, as compared to $17,192,000 for the three months ended March 31, 2017, an increase of $451,000, or 3%.

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table provides a general comparison of our results of operations for the three months ended June 30, 2018 and 2017 after giving effect to the Quarterly Restatement - See Note 19 to our accompanying consolidated financial statements for further details - (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2018 (as Restated)	2017	Change	Change %
Number of properties owned and operated	58	58	—	—%
Aggregate GLA (sq. ft.)(1)	4,949,285	5,023,009	(73,724)	(1)%
Ending occupancy rate - operating portfolio(1)	91%	90%	1%	1%
Ending occupancy rate	91%	89%	2%	2%

Number of properties managed	14	14	—	—%
Aggregate GLA (sq. ft.)	1,529,861	1,531,737	(1,876)	—%
Ending occupancy rate - managed operating portfolio	77%	78%	(1)%	(1)%

Total property revenues	$29,473	$30,208	$(735)	(2)%
Total property expenses	8,922	9,862	(940)	(10)%
Total other expenses	18,414	18,057	357	2%
Provision for income taxes	59	89	(30)	(34)%
Gain on sale of properties	—	(16)	16	(100)%
Profit sharing expense	—	101	(101)	(100)%
Loss on disposal of assets	73	72	1	1%
Net income	2,005	2,043	(38)	(2)%
Less: Net income attributable to noncontrolling interests	51	60	(9)	(15)%
Net income attributable to Whitestone REIT	$1,954	$1,983	$(29)	(1)%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

Property revenues. We had rental income and tenant reimbursements of approximately $29,473,000 for the three months ended June 30, 2018 as compared to $30,208,000 for the three months ended June 30, 2017, a decrease of $735,000, or 2% as a result of the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Property expenses.  Our property expenses were $8,922,000 for the three months ended June 30, 2018, as compared to $9,862,000 for the three months ended June 30, 2017, a decrease of $940,000, or 10% as a result of the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Other expenses.  Our other expenses were $18,414,000 for the three months ended June 30, 2018, as compared to $18,057,000 for the three months ended June 30, 2017, an increase of $357,000, or 2%.

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table provides a general comparison of our results of operations for the three months ended September 30, 2018 and 2017 after giving effect to the Quarterly Restatement - See Note 19 to our accompanying consolidated financial statements for further details - (dollars in thousands, except per share data):0

	Three Months Ended September 30,
	2018 (as Restated)	2017	Change	Change %
Number of properties owned and operated	57	58	(1)	(2)%
Aggregate GLA (sq. ft.)(1)	4,843,519	5,023,215	(179,696)	(4)%
Ending occupancy rate - operating portfolio(1)	92%	90%	2%	2%
Ending occupancy rate	92%	90%	2%	2%

Number of properties managed	14	14	—	—%
Aggregate GLA (sq. ft.)	1,529,861	1,531,737	(1,876)	—%
Ending occupancy rate - managed operating portfolio	80%	80%	—%	—%

Total property revenues	$30,704	$33,653	$(2,949)	(9)%
Total property expenses	9,831	11,285	(1,454)	(13)%
Total other expenses	17,125	19,062	(1,937)	(10)%
Provision for income taxes	92	126	(34)	(27)%
Gain on sale of properties	(4,380)	—	(4,380)	Not meaningful
Profit sharing expense	—	63	(63)	(100)%
Loss on disposal of assets	3	40	(37)	(93)%
Net income	8,033	3,077	4,956	161%
Less: Net income attributable to noncontrolling interests	198	84	114	136%
Net income attributable to Whitestone REIT	$7,835	$2,993	$4,842	162%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

Property revenues. We had rental income and tenant reimbursements of approximately $30,704,000 for the three months ended September 30, 2018 as compared to $33,653,000 for the three months ended September 30, 2017, a decrease of $2,949,000, or 9% as a result of the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Property expenses.  Our property expenses were $9,831,000 for the three months ended September 30, 2018, as compared to $11,285,000 for the three months ended September 30, 2017, a decrease of $1,454,000, or 13% as a result of the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Other expenses.  Our other expenses were $17,125,000 for the three months ended September 30, 2018, as compared to $19,062,000 for the three months ended September 30, 2017, a decrease of $1,937,000, or 10% as a result of the derecognition of Pillarstone Properties as a result of the adoption of Topic 606 and ASC 610.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets or assets of equity method investments, impairment charges on properties held for investment and extraordinary items, plus depreciation and amortization of operating properties, including our share of equity method investments.  We calculate FFO in a manner consistent with the NAREIT definition.

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

FFO Core

Management believes that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, proxy contest fees, debt extension costs, non-cash share-based compensation expense, rent support agreement payments received from sellers on acquired assets, management fees from Pillarstone and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO AND FFO CORE	2018	2017	2016
Net income attributable to Whitestone REIT	$21,431	$8,334	$7,931
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	25,401	26,290	22,179
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(2)	2,903	—	—
(Gain) loss on sale or disposal of assets and properties, net	(4,547)	167	(3,261)
Gain on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	(6,340)	—	—
Net income attributable to noncontrolling interests	550	254	182
FFO	$39,398	$35,045	$27,031

Share-based compensation expense	$6,758	$10,426	$10,247
Proxy contest professional fees	2,534	—	—
Early debt extinguishment costs of real estate partnership	88	—	—
Acquisition costs	—	1,625	2,101
FFO Core	$48,778	$47,096	$39,379

(1)	Includes pro-rata share attributable to real estate partnership.

(2)	Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

Property Net Operating Income (“NOI”)

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and our pro rata share of NOI of equity method investments, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2018	2017	2016
Net income attributable to Whitestone REIT	$21,431	$8,334	$7,931
General and administrative expenses	23,281	23,949	23,922
Depreciation and amortization	25,679	27,240	22,457
Equity in earnings of real estate partnership	(8,431)	—	—
Interest expense	25,177	23,651	19,239
Interest, dividend and other investment income	(1,055)	(410)	(429)
Provision for income taxes	347	386	289
Gain on sale of properties	(4,629)	(16)	(3,357)
Management fee, net of related expenses	(208)	—	—
Profit sharing expense	—	278	15
Loss on sale or disposal of assets	82	183	96
NOI of real estate partnership (pro rata)	7,725	—	—
Net income attributable to noncontrolling interests	550	254	182
NOI	$89,949	$83,849	$70,345

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

Off-Balance Sheet Arrangements

Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 5 and Note 19 to the accompanying consolidated financial statements for information related to our guarantees of our real estate partnership’s debt as of December 31, 2018 and 2017.

Table of Contents

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

Fixed Interest Rate Debt

As of December 31, 2018, $378.2 million, or approximately 61%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2018 of approximately 3.92% per annum with expirations ranging from 2019 to 2027 (see Note 9 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $13.1 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2018, $241.2 million, or approximately 39%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.40% to 1.95% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $2.4 million.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our accompanying consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Overview
As previously announced on February 26, 2019, the Audit Committee of the Board of Trustees (the “Audit Committee”) of the Company, after consultation with members of senior management of the Company, concluded that the Company’s unaudited consolidated financial statements as of and for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 (collectively, the “2018 Quarterly Financial Statements”) included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively, should be restated to correct an accounting error. Please refer to “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 (Selected Quarterly Financial Data), included in “Part II - Item 8 - Consolidated Financial Statements and Supplementary Data” for a more detailed description of the Quarterly Restatement.

Notwithstanding the existence of the material weakness described below, we believe that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide a reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting disclosed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level referenced above. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our management conducted a process to assess the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting.
During the assessment process, we identified the following material weakness as of December 31, 2018 in the Company’s internal controls over financial reporting and disclosure controls and procedures.

•Application of New Accounting Pronouncements, including proper assessment of judgment items in complex accounting transactions - The Company did not have effective controls to ensure the proper application of new accounting pronouncements in its financial statements. After its review of the error and its internal controls over financial reporting and disclosure controls and procedures, the Company determined that it did not appropriately weigh its legal rights in its assessment of the transfer of control criteria under Topic 606 as it pertained to the Contribution.
The material weakness described above contributed to accounting errors that required the restatement of our consolidated financial statements for the first three quarterly periods of the year ended December 31, 2018.
As a result of the material weakness described above, management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Remediation of Material Weakness in Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the oversight of the Audit Committee, has undertaken a plan to remediate the material weakness identified above. The remediation efforts summarized below, which are either implemented or in the process of being implemented, are intended to address the identified material weakness.

•Enhancements to internal controls regarding the adoption of new accounting pronouncements including:
◦Enhanced documentation of the details of new accounting pronouncements;
◦Enhanced documentation of areas in new accounting pronouncements that require the exercise of management’s judgment; and
◦Enhanced documentation of the applicability of new accounting pronouncements to the Company’s business.

•Engagement of outside technical experts to assist the Company in the application and adoption of new accounting pronouncements.

•Ensure key accounting personnel have appropriate training.

•Additional accounting staff with appropriate experience, certification, education and training.

•Implementation of a disclosure review committee, including outside technical advisors, the Chief Financial Officer, accounting staff, and other members of management. The committee will meet quarterly, at a minimum, to provide guidance and oversight to ensure the proper implementation of the enhanced internal controls regarding the adoption of new accounting pronouncements.

•Quarterly review with the Audit Committee of new accounting pronouncements, including a discussion of key judgment areas.

Changes in Internal Control Over Financial Reporting

Other than those described in “Remediation of Material Weakness in Internal Control over Financial Reporting” above, there have been no changes during the Company’s quarter ended December 31, 2018, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2019 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2019 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	3,172,158	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	3,172,158

(1)	Excludes 3,119,221 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “2008 Plan”).

(2)
At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired. Pursuant to the 2008 Plan, the maximum aggregate number of common shares that were issuable under the 2008 Plan was increased upon each issuance of common shares by the Company so that at any time the maximum number of shares that were issuable under the 2008 Plan equaled 12.5% of the aggregate number of common shares of the Company and OP units issued and outstanding (other than units issued to or held by the Company).

(3)	Excludes 8,333 restricted common shares issued to trustees outside the 2008 Plan.
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2019 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2019 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2019 Annual Meeting of Shareholders.

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

Exhibit No.	Description

10.49
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and BMO Capital Markets Corp. (previously filed and incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.50
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Wunderlich Securities, Inc. (previously filed and incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.51
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Ladenburg Thalmann (previously filed and incorporated by reference to Exhibit 1.5 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.52
Amended and Restated Equity Distribution Agreement, dated June 4, 2015, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Robert W. Baird & Co. Incorporated (previously filed and incorporated by reference to Exhibit 1.6 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2015)

10.53
First Amendment to Amended and Restated Credit Agreement between Whitestone REIT Operating Partnership, L.P. and Bank of Montreal dated October 30, 2015 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 5, 2015)

10.54
Contribution Agreement, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

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

10.61	Operating Partnership, L.P. and Phase II Boulevard Place, LP (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed August 4, 2017).

Exhibit No.	Description

10.62+	2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 12, 2017).

10.63
Second Amended and Restated Credit Agreement, dated as of January 31, 2019, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 6, 2019).

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

________________________

*    Filed herewith.
**    Furnished herewith.

***    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (v) the Notes to Consolidated Financial Statements.

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

WHITESTONE REIT
Date:	March 15, 2019	By:	/s/ James C. Mastandrea
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

March 15, 2019	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 15, 2019	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 15, 2019	/s/ Nandita Berry
Nandita Berry, Trustee

March 15, 2019	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 15, 2019	/s/ Najeeb A. Khan
Najeeb A. Khan, Trustee

March 15, 2019	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

March 15, 2019	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 15, 2019	/s/ David F. Taylor
David F. Taylor, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019, expressed an adverse opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditors since 2002.
Houston, Texas
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT:
Adverse Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness was identified as a result of ineffective controls related to the implementation of Accounting Standards Codification 606, Revenue from Contracts with Customers.  Specifically, there were ineffective controls around management's judgments and estimates in the determination of the Company's legal rights in the assessment of the transfer of control criteria for a sale transaction of certain properties to a non-customer.  This material weakness resulted in accounting errors that required restatement of the Company's interim consolidated financial statements for the first three quarterly periods of the year ended December 31, 2018. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 15, 2019, on those consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows of the Company, and our report dated March 15, 2019, expressed an unqualified opinion on the Company’s consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditors since 2002.
Houston, Texas
March 15, 2019

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Real estate assets, at cost
Property	$1,052,238	$1,149,454
Accumulated depreciation	(113,300)	(131,034)
Total real estate assets	938,938	1,018,420
Investment in real estate partnership	26,236	4,095
Cash and cash equivalents	13,658	5,005
Restricted cash	128	205
Marketable securities	—	32
Escrows and acquisition deposits	8,211	7,916
Accrued rents and accounts receivable, net of allowance for doubtful accounts	21,642	21,140
Receivable due from related party	394	—
Financed receivable due from related party	5,661	—
Unamortized lease commissions and loan costs	6,698	7,157
Prepaid expenses and other assets	7,306	6,198
Total assets	$1,028,872	$1,070,168
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$618,205	$659,068
Accounts payable and accrued expenses	33,729	35,536
Payable due to related party	58	—
Tenants' security deposits	6,130	5,694
Dividends and distributions payable	11,600	11,466
Total liabilities	669,722	711,764
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,778,029 and 39,221,773 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	39	38
Additional paid-in capital	527,662	521,314
Accumulated deficit	(181,361)	(176,684)
Accumulated other comprehensive gain	4,116	2,936
Total Whitestone REIT shareholders' equity	350,456	347,604
Noncontrolling interest in subsidiary	8,694	10,800
Total equity	359,150	358,404
Total liabilities and equity	$1,028,872	$1,070,168

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016

Property revenues
Rental revenues	$86,644	$94,568	$80,068
Other revenues	33,219	31,391	24,369
Total property revenues	119,863	125,959	104,437

Property expenses
Property operation and maintenance	21,069	24,213	19,709
Real estate taxes	16,362	17,897	14,383
Total property expenses	37,431	42,110	34,092

Other expenses (income)
General and administrative	23,281	23,949	23,922
Depreciation and amortization	25,679	27,240	22,457
Equity in earnings of real estate partnership	(8,431)	—	—
Interest expense	25,177	23,651	19,239
Interest, dividend and other investment income	(1,055)	(410)	(429)
Total other expense	64,651	74,430	65,189

Income before gain (loss) on sale or disposal of properties or assets, income taxes, and profit sharing expense	17,781	9,419	5,156

Provision for income taxes	(347)	(386)	(289)
Gain on sale of properties	4,629	16	3,357
Profit sharing expense	—	(278)	(15)
Loss on sale or disposal of assets	(82)	(183)	(96)

Net income	21,981	8,588	8,113

Less: Net income attributable to noncontrolling interests	550	254	182

Net income attributable to Whitestone REIT	$21,431	$8,334	$7,931

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016

Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.54	$0.22	$0.26
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.52	$0.22	$0.26

Weighted average number of common shares outstanding:
Basic	39,274	35,428	27,618
Diluted	40,612	36,255	28,383

Distributions declared per common share / OP unit	$1.1400	$1.1400	$1.1400

Consolidated Statements of Comprehensive Income

Net income	$21,981	$8,588	$8,113

Other comprehensive gain

Unrealized gain on cash flow hedging activities	1,192	2,022	929
Unrealized gain on available-for-sale marketable securities	18	118	82

Comprehensive income	23,191	10,728	9,124

Less: Net income attributable to noncontrolling interests	550	254	182
Less: Comprehensive gain attributable to noncontrolling interests	30	63	23

Comprehensive income attributable to Whitestone REIT	$22,611	$10,411	$8,919

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2015	26,991	$27	$359,971	$(116,895)	$(129)	$242,974	497	$4,017	$246,991
Exchange of noncontrolling interest OP units for common shares	15	—	125	—	—	125	(15)	(125)	—
Issuance of common shares under dividend reinvestment plan	9	—	114	—	—	114	—	—	114
Issuance of common shares, net of offering costs	2,064	2	30,012	—	—	30,014	—	—	30,014
Issuance of OP units	—	—	—	—	—	—	621	8,738	8,738
Repurchase of common shares (2)	(282)	—	(3,948)	—	—	(3,948)	—	—	(3,948)
Shared-based compensation	671	—	10,231	—	—	10,231	—	—	10,231
Distributions	—	—	—	(32,731)	—	(32,731)	—	(905)	(33,636)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	908	908	—	21	929
Unrealized loss on change in fair value of available-for sale marketable securities	—	—	—	—	80	80	—	2	82
Reallocation of ownership percentage between parent and subsidiary	—	—	(11)	—	—	(11)	—	11	—
Net income	—	—	—	7,931	—	7,931	—	182	8,113
Balance, December 31, 2016	29,468	29	396,494	(141,695)	859	255,687	1,103	11,941	267,628
Exchange of noncontrolling interest OP units for common shares	19	—	206	—	—	206	(19)	(206)	—
Issuance of common shares under dividend reinvestment plan	9	—	127	—	—	127	—	—	127
Issuance of common shares, net of offering costs	1,324	1	18,516	—	—	18,517	—	—	18,517
Issuance of OP units	8,019	8	99,887	—	—	99,895	—	—	99,895
Repurchase of common shares (2)	(324)	—	(4,339)	—	—	(4,339)	—	—	(4,339)
Share-based compensation	707	—	10,410	—	—	10,410	—	—	10,410
Distributions	—	—	—	(43,323)	—	(43,323)	—	(1,239)	(44,562)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	1,962	1,962	—	60	2,022
Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	115	115	—	3	118
Reallocation of ownership percentage between parent and subsidiary	—	—	13	—	—	13	—	(13)	—
Net income	—	—	—	8,334	—	8,334	—	254	8,588
Balance, December 31, 2017	39,222	38	521,314	(176,684)	2,936	347,604	1,084	10,800	358,404

See the accompanying notes to consolidated financial statements.
Impact of change in accounting principal:
ASU 2014-09(1)	—	—	—	19,119	—	19,119	—	—	19,119
Balance January 1, 2018	39,222	38	521,314	(157,565)	2,936	366,723	1,084	10,800	377,523
Exchange of noncontrolling interest OP units for common shares	155	1	1,545	—	—	1,546	(155)	(1,546)	—
Issuance of common shares under dividend reinvestment plan	10	—	133	—	—	133	—	—	133
Exchange offer costs	—	—	(126)	—	—	(126)	—	—	(126)
Repurchase of common shares (2)	(160)	—	(1,961)	—	—	(1,961)	—	—	(1,961)
Share-based compensation	551	—	6,742	—	—	6,742	—	—	6,742
Distributions	—	—	—	(45,227)	—	(45,227)	—	(1,125)	(46,352)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	1,162	1,162	—	30	1,192
Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	18	18	—	—	18
Reallocation of ownership percentage between parent and subsidiary	—	—	15	—	—	15	—	(15)	—
Net income	—	—	—	21,431	—	21,431	—	550	21,981
Balance, December 31, 2018	39,778	$39	$527,662	$(181,361)	$4,116	$350,456	929	$8,694	$359,150

(1)
Represents the impact of change in accounting principal for our modified retrospective adoption of ASU 2014-09. See Note 2 of the notes to the consolidated financial statements for additional disclosure.

(2)
During the years ended December 31, 2018, 2017 and 2016, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$21,981	$8,588	$8,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,679	27,240	22,457
Amortization of deferred loan costs	1,092	1,283	1,554
Amortization of notes payable discount	—	508	391
Loss on sale of marketable securities	20	91	—
Loss (gain) on sale or disposal of assets and properties	(4,547)	167	(3,261)
Bad debt expense	1,391	2,340	1,585
Share-based compensation	6,741	10,410	10,231
Equity in earnings of real estate partnership	(8,431)	—	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(295)	(3,570)	2,322
Accrued rent and accounts receivable	(1,893)	(5,430)	(3,630)
Receivable due from related party	610	—	—
Distributions from real estate partnership	1,324	—	—
Unamortized lease commissions	(1,676)	(2,299)	(1,474)
Prepaid expenses and other assets	1,175	168	1,396
Accounts payable and accrued expenses	(2,429)	1,337	1,089
Payable due to related party	(1,621)	—	—
Tenants' security deposits	436	565	(125)
Net cash provided by operating activities	39,557	41,398	40,648
Cash flows from investing activities:
Acquisitions of real estate	—	(125,468)	(60,616)
Additions to real estate	(11,638)	(17,575)	(22,036)
Proceeds from sales of properties	12,574	26	6,897
Proceeds from financed receivable due from related party	9,812	—	—
Investment in real estate partnership	—	(2,394)	(2,704)
Proceeds from sales of marketable securities	30	513	—
Net cash provided by (used in) investing activities	10,778	(144,898)	(78,459)
Cash flows from financing activities:
Distributions paid to common shareholders	(44,944)	(40,472)	(31,911)
Distributions paid to OP unit holders	(1,155)	(1,241)	(729)
Proceeds from issuance of common shares, net of offering costs	—	118,412	30,014
Payments of exchange offer costs	(126)	—	—
Net proceeds from credit facility	9,000	45,600	59,000
Repayments of notes payable	(2,543)	(11,543)	(14,335)
Payments of loan origination costs	(30)	(695)	—
Repurchase of common shares	(1,961)	(4,339)	(3,948)
Net cash provided by (used in) financing activities	(41,759)	105,722	38,091
Net increase in cash, cash equivalents and restricted cash	8,576	2,222	280
Cash, cash equivalents and restricted cash at beginning of period	5,210	2,988	2,708
Cash, cash equivalents and restricted cash at end of period	$13,786	$5,210	$2,988

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,610	$22,541	$18,287
Cash paid for taxes	$304	$337	$284
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$937	$1,036	$690
Financed insurance premiums	$1,273	$1,115	$1,060
Value of shares issued under dividend reinvestment plan	$133	$127	$114
Value of common shares exchanged for OP units	$1,546	$206	$125
Change in fair value of available-for-sale securities	$18	$118	$82
Change in fair value of cash flow hedge	$1,192	$2,022	$929
Acquisition of real estate in exchange for OP units	$—	$—	$8,738
Reallocation of ownership percentage between parent and subsidiary	$15	$13	$11
Debt issued with acquisitions of real estate	$—	$80,000	$—
Property received as termination fee	$250	$—	$—

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2018, 2017 and 2016, we owned 57, 73, and 69 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

These properties consist of:

Consolidated Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	six parcels of land held for future development.

As of December 31, 2018, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in 11 properties that do not meet our Community Centered Property® strategy containing approximately 1.3 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2018, 2017 and 2016, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Profit-sharing Method. In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance applicable to sales of real estate or interests therein, specifically FASB Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales,” Topic 606, “Revenue from Contracts with Customers” and ASC 610, “Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets,” we did not recognize the sale of assets to Pillarstone OP in the Contribution (as defined in Note 5) and accounted for the transaction under the profit-sharing method for the year ended December 31, 2017. We recognized Pillarstone OP’s real estate assets and notes payables in our consolidated balance sheets. Additionally, the profits and losses of Pillarstone OP not attributable to the Company were reported as profit sharing expense. As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

Equity Method. For the year ended December 31, 2017, Pillarstone OP was accounted under the profit-sharing method. As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method. See Note 5 and Note 19 for additional disclosure on Pillarstone OP.

As of December 31, 2018, we, through our investment in Pillarstone OP, owned a majority interest in 11 properties that do not meet our Community Centered Property® strategy containing approximately 1.3 million square feet of GLA. We own 81.4% of the total outstanding units of Pillarstone OP. We also manage the day-to-day operations of Pillarstone OP. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

Immaterial Error Correction. During the second quarter of 2018, we determined that certain prior period amounts contained errors due to our initial determination that we were the primary beneficiary of a variable interest entity (“VIE”), Pillarstone OP. See Note 5 and Note 19 for additional disclosure on Pillarstone OP. Management evaluated the materiality of the errors quantitatively and qualitatively, and concluded that they were not material to the financial statements of any period presented, and elected to correct them in the accompanying prior period consolidated financial statements.

The following table presents the effects of the immaterial error correction on the consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31, 2017
	As Reported	Correction of Error	As Adjusted
Net income	$8,866	$(278)	$8,588
Net income attributable to noncontrolling interests	532	(278)	254

	Year Ended December 31, 2016
	As Reported	Correction of Error	As Adjusted
Net income	$8,128	$(15)	$8,113
Net income attributable to noncontrolling interests	197	(15)	182

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $6.8 million, $10.4 million and $10.2 million in share-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively.
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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2018 and 2017 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings. As of December 31, 2018 and 2017, there were net book credit balances of $0.0 and $0.8 million, respectively, in our primary disbursement accounts that were classified as accounts payable on our consolidated balance sheets.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board’s (“FASB”) Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest and real estate taxes) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2018, approximately $574,000 and $365,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2017, approximately $439,000 and $277,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2016, approximately $324,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2018.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2018 and 2017, we had an allowance for uncollectible accounts of $9.7 million and $8.6 million, respectively. As of December 31, 2018, 2017 and 2016, we recorded bad debt expense in the amount of $1.4 million, $2.3 million and $1.6 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2018, 2017 and 2016, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.2 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $618.6 million and $659.6 million as compared to the book value of approximately $619.4 million and $660.9 million as of December 31, 2018 and 2017, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2018 and 2017. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2018, we consider our cash flow hedges to be highly effective.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million. See Note 5 and Note 19 for further details.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance is effective for reporting

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

periods beginning on or after December 15, 2018, with early adoption permitted. We adopted the guidance and its related amendments as of January 1, 2019 using the transition practical expedient which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date as well as other elected practical expedients. Additionally, we have elected the optional transition practical expedient for lessors that permits lessors to make an accounting policy election to not separate nonlease components from the associated lease components, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and nonlease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. As a result, leases where we are the lessor are accounted for in a similar manner to existing standards with the underlying leased asset being reported and recognized as a real estate asset.

We have identified our lease commitments and finalized our evaluation on our consolidated financial statements and on our internal accounting processes. Substantially all of our real estate lessor commitments continued to be accounted for as operating leases, and the new leasing standard did not have a material impact on rental revenues. Our lessee operating lease commitments are subject to the standard and recognized as operating lease liabilities and right-of-use assets upon adoption. Our adoption of the new leasing standard did not have a material impact on our consolidated financial statements. Upon our adoption of the guidance as of January 1, 2019, we increased lease liabilities and corresponding right-of-use assets. Such adoption resulted in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $406,000 in legal related costs for the year ended December 31, 2018. These transition adjustments did not have a material impact on our consolidated balance sheet. Additionally, this guidance did not have a material impact on our consolidated statement of income upon adoption.

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

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million. See Note 5 and Note 19 for further details.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

3. MARKETABLE SECURITIES

In January 2018, we sold all of our remaining marketable securities and had no marketable securities as of December 31, 2018. All of our marketable securities were classified as available-for-sale securities as of December 31, 2017. Available-for-sale securities consist of the following (in thousands):

December 31, 2018
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$—	$—	$—	$—
Total available-for-sale securities	$—	$—	$—	$—

	December 31, 2017
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$50	$—	$(18)	$32
Total available-for-sale securities	$50	$—	$(18)	$32

During the years ended December 31, 2018 and 2017, available-for-sale securities were sold for total proceeds of $30,000 and $513,000, respectively. The gross realized losses on these sales totaled $20,000 and $5,000, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. A net unrealized holding loss on available-for-sale securities in the amount of $0 and $18,000 for the years ended December 31, 2018 and 2017, respectively, has been included in accumulated other comprehensive income.

4.  REAL ESTATE

As of December 31, 2018, we owned 57 commercial properties in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 4.8 million square feet of gross leasable area (“GLA”).

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended December 31, 2017 and 2016 were acquired on January 1, 2016. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016
Total property revenues	$133,663	$129,385
Net income	$11,322	$16,963
Net income attributable to Whitestone REIT (1)	$10,990	$16,583

Basic Earnings Per Share:	$0.28	$0.45

Diluted Earnings Per Share:	$0.27	$0.44

Weighted-average common shares outstanding:
Basic (2)	37,933	35,637
Diluted (2)	38,760	36,402

(1)
Net income attributable to Whitestone REIT reflects historical ownership percentages and does not reflect the effects of the April 2017 Offering (as defined in Note 14), assuming the sale of the common shares took place on January 1, 2016, as the related impact on ownership percentage is minimal.

(2)	Pro forma weighted averages reflect the April 2017 Offering, assuming the sale of the common shares took place on January 1, 2016.

Acquisition costs. Acquisition-related costs of $0.0 million, $1.6 million and $2.1 million are included in general and administrative expenses in our income statements for the years ended December 31, 2018, 2017 and 2016, respectively.

Development properties. As of December 31, 2018, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of December 31, 2018, we had incurred approximately $5.5 million in construction costs, including approximately $0.6 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 100% leased at year end and is located in Scottsdale, Arizona, and adjacent to Pinnacle of Scottsdale.

As of December 31, 2018, we had substantially completed construction at our Shops at Starwood Phase III property. As of December 31, 2018, we had incurred approximately $8.4 million in construction costs, including approximately $1.1 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 72% leased at year end and is located in Frisco, Texas, a northern suburb of Dallas, Texas, and adjacent to Shops at Starwood.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

On November 29, 2016, we completed the sale of Centre South and Webster Pointe, located in Houston, Texas, for $4.9 million. This disposition was pursuant to our strategy of recycling capital by disposing of Non-Core Properties, primarily properties that we owned at the time our current management team assumed the management of the Company, that do not fit our Community Centered Property® strategy. As part of the transaction, we provided short-term seller financing of $1.7 million. We recorded a gain on sale of $2.2 million, including recognizing a $0.5 million gain on sale for the year ended December 31, 2016 and are deferring the remaining $1.7 million gain on sale to be recognized upon receipt of principal payments on the financing provided by us. We have not included Centre South and Webster Pointe in discontinued operations as the sale did not meet the definition of discontinued operations.

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

Hurricane Harvey. In August 2017, Hurricane Harvey impacted the South Texas region, including Houston, Texas. The majority of our Houston properties incurred minor damage and as a result, we recorded approximately $0.5 million in Harvey related repairs recorded in property operation and maintenance expense for the year ended December 31, 2017.

5. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2018 Facility (as defined in Note 9); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of December 31, 2018.

In connection with the Contribution, on December 8, 2016, the Operating Partnership entered into a Tax Protection Agreement with Pillarstone REIT and Pillarstone OP pursuant to which Pillarstone OP agreed to indemnify the Operating Partnership for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Pillarstone Properties or if Pillarstone OP fails to maintain and allocate to the Operating Partnership for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and the Company incurs taxes that must be paid to maintain its REIT status for federal income tax purposes.

As of December 31, 2018, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. In connection with the Contribution, in December 2016, we determined that we were the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under the OP Unit Purchase Agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we accounted for Pillarstone OP as a VIE and fully consolidated it in our consolidated financial statements for the year ended December 31, 2016 and in the subsequent periods.

In November 2017, we received a comment letter from the Staff of the Division of Corporation Finance of the SEC (the “Staff”) relating to our Annual Report on Form 10-K for the year ended December 31, 2016. In their letter, the Staff requested that we provide them with an analysis to support our determination that Pillarstone OP is a VIE of which we are the primary beneficiary and that Pillarstone OP should be consolidated in our financial statements in accordance with GAAP. In response to the Staff’s comment, we provided the Staff with our analysis of our accounting and financial reporting obligations relating to our interest in Pillarstone OP. After communicating our analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to our initial determinations at the time of the consummation of the Contribution in December 2016 but provided a verbal reminder that the determination of the primary beneficiary of a VIE should be continually reassessed, noting that the initial terms of the Management Agreements expired in December 2017, and suggesting that we consider pre-clearing future accounting treatment of Pillarstone OP with the Staff of the Office of the Chief Accountant (“OCA”).

In connection with the preparation and review of the Company’s financial statements for the quarter ended March 31, 2018, the Company concluded, after consultation with the Company’s outside advisors, that it would be prudent to seek the pre-clearance from the Staff of the SEC’s Office of the Chief Accountant (“OCA”) of the proposed treatment of Pillarstone OP in the Company’s financial statements for such quarter. Accordingly, in April 2018, the Company submitted a letter to the OCA seeking their concurrence with the Company’s determinations that it maintained its status as the primary beneficiary of Pillarstone OP and, accordingly, should continue to consolidate Pillarstone OP in its financial statements for the quarter ended March 31, 2018 in accordance with GAAP. After further correspondence, including telephonic meetings between the Company, its advisors and the OCA, the OCA informed the Company that it objected to the conclusions that the Company was the

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

primary beneficiary of Pillarstone OP and was required to consolidate it in the Company’s financial statements since the Contribution in December 2016 and during the subsequent periods.

After consideration of the OCA’s objection to the Company’s original accounting, the Company determined that the correct accounting treatment was to apply certain industry specific accounting guidance applicable to real estate transactions, ASC 360-20, the profit sharing method, which required the Company to continue to recognize the underlying assets and liabilities associated with the Contribution in the Company’s financial statements, and revised its accounting treatment accordingly. Management evaluated the quantitative and qualitative materiality of the errors and concluded that the difference between applying ASC 360-20 and the consolidation of Pillarstone OP under the VIE guidance was not material to the financial statements of any period presented through December 31, 2017. As a result, the company elected to correct them in future financial statements, beginning with the consolidated financial statements as and for the period ended June 30, 2018 and in the accompanying prior period consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.

On January 1, 2018, the Company adopted ASU 2014-09 (“Topic 606”), as subsequently amended, using the modified retrospective method and applied Topic 606 to those contracts that were not completed as of January 1, 2018. Topic 606 added a new section, ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” which effectively superseded industry specific accounting guidance applicable to real estate transactions. The Company considered the applicability of the new accounting requirements to the Contribution and concluded that, in the judgment of management, the transfer of control criteria requirement in Topic 606 had not been met and continued to recognize the assets and liabilities associated with the Contribution in the Company’s financial statements subsequent the adoption of Topic 606.

In August 2018, the Company received a comment letter from the Staff relating to its Quarterly Report on Form 10-Q for the period ended June 30, 2018. The Staff requested that the Company provide them with an analysis of the Company’s determination that the Contribution did not meet the requirements for derecognition of the underlying assets under Topic 606 and ASC 610, and an explanation of the Company’s consideration of the immaterial accounting errors related to Pillarstone OP in its conclusion that disclosure controls and procedures and internal controls over financial reporting were effective as of June 30, 2018 and December 31, 2017. In September 2018, the Company responded to the Staff’s letter with the requested analysis and explanation. In October 2018, the Company received a comment letter from the Staff with certain follow up questions. Subsequently, the Company engaged in verbal discussions with the Staff regarding its responses, and in February 2019, the Staff verbally informed the Company that it objected to management’s conclusion regarding the assessment of the transfer of control criteria in Topic 606 with respect to the Contribution and objected to the Company’s continued recognition of the underlying assets and liabilities associated with the Contribution subsequent to January 1, 2018, the adoption date of Topic 606 and ASC 610. On February 26, 2019, the Audit Committee of the Board of Trustees of Whitestone REIT, after consultation with members of senior management of the Company, concluded that the Company’s unaudited consolidated financial statements as of and for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively, should be restated to correct the accounting error described in Note 19. Because this change from the profit sharing method is only applicable for periods ending after giving effect to the implementation of Topic 606 and ASC 610, no periods prior to January 1, 2018 are affected by this error.

As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method for the year ended December 31, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

The table below presents the real estate partnership investment in which the Company held an ownership interest (in thousands):

		The Company’s Investment as of December 31,
		2018
Real estate partnership	Ownership Interest
Pillarstone OP(1)(2)	81.4%	$26,236
Total real estate partnership(3)		26,236

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) As of December 31, 2017, the Company had a net deferred gain of $18.0 million relating to the sale of properties to Pillarstone OP prior to the adoption of ASU 2017-05. These deferred gains were included in the Company’s investment above. Upon adoption, the Company recorded a cumulative-effect adjustment of $19.1 million to its beginning accumulated deficit as of January 1, 2018 on the Company’s Consolidated Statements of Changes in Equity.

(3) Representing 11 property interests and 1.3 million square feet of GLA, as of December 31, 2018, and 14 property interests and 1.5 million square feet of GLA, as of December 31, 2017.

On December 27, 2018, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three properties in Houston, Texas to an unaffiliated third party for $15.8 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on the three properties, and repay $8.0 million of its $14.5 million loan from Whitestone. Included in 2018 equity in earnings from real estate partnership is a $6.3 million gain related to this sale.

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands):

Year Ended December 31,
2018

Pillarstone OP	$8,431

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

December 31,
2018

Assets:
Real estate, net	$72,661
Other assets	6,617
Total assets	79,278
Liabilities and equity:
Notes payable	47,064
Other liabilities	4,322
Equity	27,892
Total liabilities and equity	79,278
Company’s share of equity	22,717
Cost of investment in excess (deficit) of the Company’s share of underlying net book value	3,519
Carrying value of investment in real estate partnership	$26,236

Year Ended December 31,
2018

Property revenues	$17,180
Property expenses	(6,687)
Other expenses	(7,848)
Gain on sale of properties	7,839

Net income	$10,484

The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for the years ended December 31, 2018 is $108,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income statement.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

As a result of the adoption of Topic 606 and ASC 610, the Company recognized the Company’s investment in Pillarstone OP under the equity method for the year ended December 31, 2018. For the year ended December 31, 2017, Pillarstone OP was accounted for using the profit-sharing method.

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP under the profit sharing method as of December 31, 2017 and consisted of the following (in thousands):

Real estate assets, at cost
Property	$95,146
Accumulated depreciation	(35,980)
Total real estate assets	59,166

Investment in real estate partnership	4,095

Liabilities
Notes payable(1)	(48,840)

Net carrying value	$14,421

(1)	Excludes approximately $15.5 million in notes payable due to Whitestone as of December 31, 2017.

The Company's maximum exposure to loss relating to Pillarstone OP is limited to its investment in Pillarstone OP and its guarantee of promissory notes issued to Pillarstone OP. Since the date of the Contribution, the Company has not provided financial support to Pillarstone OP that it was not previously contractually required to provide under the Management Agreements or OP Unit Purchase Agreement. The Company's maximum exposure to loss relating to Pillarstone OP as of December 31, 2017 is as follows (in thousands):

Net carrying value	$14,421
OP Unit Purchase Agreement	3,000
Notes payable	48,840
Maximum exposure to loss	$66,261

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value and is recorded on the the Company’s consolidated balance sheet as a liability. The Company amortizes the guarantee liability into income over seven years. For the years ended December 31, 2018 and December 31, 2017, the amortization of the guarantee liability was $106,000 and $112,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

6.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2018	2017
Tenant receivables	$14,686	$14,128
Accrued rents and other recoveries	16,423	15,620
Allowance for doubtful accounts	(9,746)	(8,608)
Other receivables	279	—
Totals	$21,642	$21,140

7.  UNAMORTIZED LEASE COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2018	2017
Leasing commissions	$8,789	$7,861
Deferred legal cost	406	386
Deferred financing cost	4,076	4,071
Total cost	13,271	12,318
Less: leasing commissions accumulated amortization	(3,534)	(3,046)
Less: deferred legal cost accumulated amortization	(125)	(52)
Less: deferred financing cost accumulated amortization	(2,914)	(2,063)
Total cost, net of accumulated amortization	$6,698	$7,157

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs(1)	Deferred Financing Costs	Total
2019	$1,193	$281	$224	$1,698
2020	1,038	—	199	1,237
2021	869	—	187	1,056
2022	681	—	187	868
2023	489	—	168	657
Thereafter	985	—	197	1,182
Total	$5,255	$281	$1,162	$6,698

(1) The Company will recognize a cumulative-effect adjustment to the opening balance of retained earnings of $281,000 in deferred legal costs in 2019 from the modified retrospective adoption of ASC 842.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

8.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence as of December 31, 2018 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2019	$81,149
2020	70,181
2021	59,550
2022	48,431
2023	37,327
Thereafter	122,102
Total	$418,740

9.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2018	2017
Fixed rate notes
$10.5 million, LIBOR plus 2.00% Note, due September 24, 2020 (1)	$9,500	$9,740
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	50,000	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	50,000	50,000
$100.0 million, 1.73% plus 1.65% to 2.25% Note, due October 30, 2022 (4)	100,000	100,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$37.0 million 3.76% Note, due December 1, 2020 (5)	—	33,148
$6.5 million 3.80% Note, due January 1, 2019	5,657	5,842
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,996	19,360
$14.0 million 4.34% Note, due September 11, 2024	13,718	13,944
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$16.5 million 4.97% Note, due September 26, 2023 (5)	—	16,058
$15.1 million 4.99% Note, due January 6, 2024	14,643	14,865
$2.6 million 5.46% Note, due October 1, 2023	2,430	2,472
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.95%, due October 30, 2019 (6)	241,200	232,200
Total notes payable principal	619,444	660,929
Less deferred financing costs, net of accumulated amortization	(1,239)	(1,861)
	$618,205	$659,068

(1)
Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 24, 2018 through September 24, 2020.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

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

(5)
Promissory notes were assumed by Pillarstone OP in December 2016 and included in our consolidated balance sheet under the profit-sharing method of accounting through December 31, 2017, as discussed in Note 5.

(6)
Unsecured line of credit includes certain Pillarstone Properties (as defined and described in more detail below) in determining the amount of credit available under the 2018 Facility (as defined and described in more detail below).

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

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets Corp., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured revolving credit facility. On October 30, 2015, we, through our Operating Partnership, entered into the First Amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent. We refer to the 2014 Facility, as amended by the First Amendment, as the “2018 Facility.”

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

Borrowings under the 2018 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2018, the interest rate was 4.28%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.95% for the Revolver and 1.35% to 2.25% for the Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

We serve as the guarantor for funds borrowed by the Operating Partnership under the 2018 Facility. The 2018 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The 2018 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

The 2018 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. As of December 31, 2018, $441.2 million was drawn on the 2018 Facility and our unused borrowing capacity was $58.8 million, assuming that we use the proceeds of the 2018 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the 2018 Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital. We intend to use the additional proceeds from the 2018 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditure, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

On December 8, 2016, in connection with the Contribution, the Operating Partnership entered into the Second Amendment to the 2018 Facility and Reaffirmation of Guaranties (the “Second Amendment”) with Pillarstone OP, the Company and the other Guarantors party thereto, the lenders party thereto and the Agent. Pursuant to the Second Amendment, following the Contribution, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC were permitted to remain Material Subsidiaries (as defined in the 2018 Facility) and Guarantors under the 2018 Facility and their respective Pillarstone Properties were each permitted to remain an Eligible Property (as defined in the 2018 Facility) and be included in the Borrowing Base (as defined in the 2018 Facility) under the 2018 Facility. In addition, on December 8, 2016, Pillarstone OP entered into the Limited Guarantee (the “Limited Guarantee”) with the Agent, pursuant to which Pillarstone OP agreed to be joined as a party to the 2018 Facility to provide a limited guarantee up to the amount of availability generated by the Pillarstone Properties owned by Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC. As of December 31, 2018, Pillarstone accounted for approximately $5.7 million of the total amount drawn on the 2018 Facility.

As of December 31, 2018, our $178.2 million in secured debt was collateralized by 9 properties with a carrying value of $279.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  In 2018, we were not in compliance with respect to the tangible Net Worth covenant as defined in the 2018 Facility and had received two waivers as of December 31, 2018. Had we been unable to obtain a waiver or other suitable relief from the lenders under the 2018 Facility, an Event of Default (as defined in the 2018 Facility) would have occurred, permitting the lenders holding a majority of the commitments under the 2018 Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. As referred to in Note 20, the 2019 Facility contains a similar tangible Net Worth covenant that resets at a new threshold and changes the definition of Net Worth to add back accumulated depreciation. However, we can make no assurances that we will be in compliance with this covenant or other covenants under the 2019 Facility in future periods or, if we are not in compliance, that we will be able to obtain a waiver.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

Scheduled maturities of our outstanding debt as of December 31, 2018 were as follows (in thousands):

Amount Due
Year	(in thousands)
2019	$248,199
2020	60,801
2021	51,611
2022	101,683
2023	20,720
Thereafter	136,430
Total	$619,444

Contractual Obligations

As of December 31, 2018, we had the following contractual obligations:

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2019)	1 - 3 years (2020 - 2021)	3 - 5 years (2022 - 2023)	More than 5 years (after 2023)
Long-Term Debt - Principal	$619,444	$248,199	$112,412	$122,403	$136,430
Long-Term Debt - Fixed Interest	60,492	13,131	22,772	12,689	11,900
Long-Term Debt - Variable Interest (1)	6,633	6,633	—	—	—
Unsecured credit facility - Unused commitment fee (2)	98	98	—	—	—
Operating Lease Obligations	185	85	100	—	—
Related Party Rent Lease Obligations	963	441	522	—	—
Total	$687,815	$268,587	$135,806	$135,092	$148,330

(1)
As of December 31, 2018, we had one loan totaling $241.2 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.95%, which reflects our new interest rates under the 2018 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2018, of 2.35%.

(2)
The unused commitment fees on the 2018 Facility, payable quarterly, are based on the average daily unused amount of the 2018 Facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for the 2018 Facility based on our December 31, 2018 balance of $441.2 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

10.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

December 31, 2018
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$4,286
Accounts payable and accrued expenses	$(59)

December 31, 2017
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$3,036

On September 5, 2018, we, through our Operating Partnership, entered into an interest rate swap with Bank of America that fixed the LIBOR portion of the $9.6 million extension loan on the Whitestone Terravita Marketplace property at 2.85%. The swap began on September 24, 2018 and will mature on September 24, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 3 under the 2018 Facility at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 9 for additional information regarding the 2018 Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 1 under the 2018 Facility at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 9 for additional information regarding the 2018 Facility. The swap began on February 3, 2017 and will mature on October 30, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the 2018 Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 9 for additional information regarding the 2018 Facility. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income	Location of Loss Recognized in Earnings	Amount of Loss Recognized in Earnings (1)
Year ended December 31, 2018	$1,192	Interest expense	$646
Year ended December 31, 2017	$2,022	Interest expense	$(1,575)
Year ended December 31, 2016	$929	Interest expense	$(2,385)

(1)
Amounts represent the effective portions of our interest rate swaps. We did not recognize any ineffective portion of our interest rate swaps in earnings for the years ended December 31, 2018, 2017 and 2016.

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2018, 2017 and 2016, 1,011,268, 1,088,292 and 642,132 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2018, 2017 and 2016, distributions of $317,000, $472,000 and $636,000, respectively, were made to the holders of certain restricted common shares, $16,000 of which were charged against earnings, annually.  See Note 15 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Numerator:
Net income	$21,981	$8,588	$8,113
Less: Net income attributable to noncontrolling interests	(550)	(254)	(182)
Distributions paid on unvested restricted shares	(301)	(456)	(620)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$21,130	$7,878	$7,311

Denominator:
Weighted average number of common shares - basic	39,274	35,428	27,618
Effect of dilutive securities:
Unvested restricted shares	1,338	827	765
Weighted average number of common shares - dilutive	40,612	36,255	28,383

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.54	$0.22	$0.26
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.52	$0.22	$0.26

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2018	2017	2016
Ordinary income (unaudited)	39.1%	15.3%	49.0%
Return of capital (unaudited)	26.5%	84.7%	33.7%
Capital gain distributions (unaudited)	34.4%	—%	17.3%
Total	100.0%	100.0%	100.0%

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

13.  RELATED PARTY TRANSACTIONS

The Contribution. Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 78.5% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of the Company, also serves as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 26.6% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, also serves as a Trustee of Pillarstone REIT. The Contribution is pursuant to the Company’s strategy of recycling capital by disposing of Non-Core Properties that do not fit the Company’s Community Centered Property® strategy and the terms of the Contribution Agreement, the OP Unit Purchase Agreement, the Tax Protection Agreement and the Contribution were determined through arm’s-length negotiations. The Contribution was unanimously approved and recommended by a special committee of independent Trustees of the Company. See Note 5 for additional disclosure on the Contribution.

Pillarstone OP. For the year ended December 31, 2017, Pillarstone OP was accounted under the profit-sharing method and related party transactions between the Company and Pillarstone OP were eliminated. As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method.

During the ordinary course of business, we have transactions with Pillarstone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations for the year ended December 31, 2018 (in thousands):

	Location of Revenue (Expense)
Rent	Property operation and maintenance	$(779)
Property management fee income	Other revenues	$1,008
Interest income	Interest, dividend and other investment income	$582

On December 8, 2016, we received a $15.4 million financed receivable from Pillarstone OP to provide the financing for the ordinary course of business transactions for Pillarstone OP. The financed receivable has a interest rate of 1.4%-1.95% plus Libor and a maturity date of December 31, 2019. As of December 31, 2018, the balance of the financed receivable is $5.7 million.

14.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 400 million common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

Equity Offerings

On April 25, 2017, we completed the sale of 8,018,500 common shares, including 1,018,500 common shares purchased by the underwriters upon exercise of their option to purchase additional common shares, at a public offering price per share of $13.00 (the “April 2017 Offering”). Total net proceeds from the April 2017 Offering, after deducting offering expenses, were approximately $99.9 million, which we contributed to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the April 2017 Offering to repay a portion of the 2018 Facility and for general corporate purposes, including funding a portion of the purchase price of BLVD Place and Eldorado Plaza.

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”) for an at-the-market distribution program. Pursuant to the terms and conditions of the 2015 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares pursuant to our Registration Statement on Form S-3 (File No. 333-203727), which expired on April 29, 2018. Actual sales depended on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We had no obligation to sell any of our common shares, and could at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. For the year ended December 31, 2018, we did not sell any common shares under the 2015 equity distribution agreements. For the year ended December 31, 2017, we sold 1,324,038 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $18.6 million. In connection with such sales, we paid compensation of approximately $0.3 million to the sales agents. For the year ended December 31, 2016, we sold 2,063,697 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $30.0 million. In connection with such sales, we paid compensation of approximately $0.5 million to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2018, we owned a 97.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2018 and 2017, there were 40,585,688 and 40,184,532 OP units outstanding, respectively.  We owned 39,657,207 and 39,100,951 OP units as of December 31, 2018 and 2017, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 97.5%, 97.0% and 97.8% for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018 and 2017, 155,100 and 19,055 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

     Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099

2017
Fourth Quarter	$0.2850	$11,002	$0.2850	$309	$11,311
Third Quarter	0.2850	10,948	0.2850	309	11,257
Second Quarter	0.2850	10,093	0.2850	310	10,403
First Quarter	0.2850	8,429	0.2850	313	8,742
Total	$1.1400	$40,472	$1.1400	$1,241	$41,713

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

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units for certain of our employees. The modified time-based shares vested annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment is required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. The performance targets were not met prior to December 31, 2018, any unvested performance-based restricted common shares and restricted common share units were forfeited.

The Compensation Committee approved the grant of an aggregate of 320,000 and 143,000 time-based restricted common share units on June 30, 2016 and 2015, respectively, to James C. Mastandrea and David K. Holeman.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 267,783 performance-based restricted common share units under the 2008 Plan with market-based vesting conditions (the “TSR Units”) to certain of our employees. Vesting is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s ranking in the peer group (the “TSR Peer Group Ranking”). Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $12.37 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the September 30, 2017 grant date to the end of the performance period, December 31, 2019. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.

On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) that occurs on or before September 30, 2024 (the “CIC Units”) to certain of our employees. Continued employment is required through the vesting date. If a Change in Control does not occur on or before September 30, 2024, the CIC Units shall be immediately forfeited. The Company considers a Change in Control on or before September 30, 2024 to be improbable, and no expense has been recognized for the CIC Units. If a Change in Control occurs, any outstanding CIC Units would be expensed immediately on the date of the Change in Control using the grant date fair value. The grant date fair value for each CIC Unit of $13.05 was determined based on the Company’s closing share price on the grant date.

At the Company’s annual meeting of shareholders on May 11, 2017, its shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which was the day after the 2008 Plan expired.
The Compensation Committee administers the 2018 Plan, except with respect to awards to non-employee trustees, for which the 2018 Plan is administered by the Board of Trustees.  The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards

    On December 1, 2018, the Compensation Committee approved the grant of an aggregate of 229,684 TSR Units under the 2018 Plan to certain of our employees. Vesting is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $14.89 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the December 1, 2018 grant date to the end of the performance period, December 31, 2020. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2018 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2018	2,481,331	$13.60
Granted	653,472	11.07
Vested	(560,126)	14.24
Forfeited	(651,295)	14.03
Non-vested at December 31, 2018	1,923,382	$12.41
Available for grant at December 31, 2018	3,172,158

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2018	653,472	$11.07	(560,126)	$7,978
Year Ended December 31, 2017	1,354,534	$12.92	(881,710)	$12,829
Year Ended December 31, 2016	545,778	$14.85	(734,261)	$10,577

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2018, 2017 and 2016 was $6.8 million, $10.4 million and $10.2 million, respectively.

Based on our current financial projections, we expect 100% of the unvested awards, exclusive of 965,000 CIC Units, to vest over the next 33 months. As of December 31, 2018, there was approximately $4.6 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 24 months and approximately $2.9 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on January 1, 2019.

We expect to record approximately $7.5 million in share-based compensation subsequent to the year ended December 31, 2018. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 22 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2018, the TSR Peer Group Ranking called for 200% attainment. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

16. GRANTS TO TRUSTEES

On December 28, 2018, each of our six independent trustees and one trustee emeritus were granted 3,000 common shares, which vest immediately and are prorated based on date appointed. The 21,000 common shares granted to our trustees had a grant fair value of $12.42 per share. On December 28, 2018, two of our independent trustees each elected to receive a total of 4,186 common shares with a grant date fair value of $12.42 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2018 was determined using quoted prices available on the date of grant.

On December 12, 2017, each of our six independent trustees and one trustee emeritus were granted 3,000 common shares, which vest immediately and are prorated based on date appointed. The 16,281 common shares granted to our trustees had a grant fair value of $14.46 per share. On December 12, 2017, three of our independent trustees each elected to receive a total of 2,320 common shares with a grant date fair value of $14.46 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2017 was determined using quoted prices available on the date of grant.

On December 21, 2016, each of our four independent trustees and one trustee emeritus were granted 1,500 common shares, which vest immediately. The 7,500 common shares granted to our trustees had a grant date fair value of $14.07 per share. On December 21, 2016, two of our independent trustees each elected to receive a total of 3,128 common shares with a grant date fair value of $14.07 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2016 was determined using quoted prices available on the date of grant.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

19.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	First	Second	Third
	Quarter	Quarter	Quarter	Fourth
	(As restated)	(As restated)	(As restated)	Quarter
2018
Revenues	$29,785	$29,473	$30,704	$29,901
Net income	$3,269	$2,005	$8,033	$8,674
Net income attributable to Whitestone REIT	$3,181	$1,954	$7,835	$8,457
Basic Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.08	$0.05	$0.20	$0.21
Diluted Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.08	$0.05	$0.19	$0.21

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Revenues	$28,267	$30,208	$33,653	$33,831
Net income	$1,493	$2,043	$3,077	$1,975
Net income attributable to Whitestone REIT	$1,440	$1,983	$2,993	$1,921
Basic Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.05	$0.05	$0.07	$0.05
Diluted Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.04	$0.05	$0.07	$0.05

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

Quarterly Restatement of the 2018 Unaudited Quarterly Financial Statements

        As previously disclosed in the Company’s Current Form 8-K filed with the SEC on February 27, 2019, on January 1, 2018, the Company adopted Topic 606, as subsequently amended, using the modified retrospective method and applied Topic 606 to those contracts that were not completed as of January 1, 2018. We applied Topic 606 to account for sales of real estate (that do not meet the definition of a business) to customers. We accounted for sales of real estate (that do not meet the definition of a business) to noncustomers under Accounting Standards Codification 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASC 610”), which requires the application of certain concepts from ASC 606. In August 2018, the Company received a comment letter from the Staff relating to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. The Staff requested that the Company provide them with an analysis of the Company’s determination that the contribution of assets to Pillarstone OP (as described in the Form 8-K) did not meet the requirements for derecognition of the underlying assets under Topic 606, and an explanation of the Company’s consideration of the immaterial accounting errors related to Pillarstone OP in its conclusion that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective as of June 30, 2018 and December 31, 2017. In September 2018, the Company

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

responded to the Staff’s letter with the requested analysis and explanation. In October 2018, the Company received a comment letter from the Staff with certain follow up questions. Subsequently, the Company engaged in verbal discussions with the Staff regarding its responses, and in February 2019, the Staff verbally informed the Company that it objected to the Company’s conclusion regarding the assessment of the transfer of control criteria in Topic 606 with respect to the contribution and objected to the Company’s continued recognition of the underlying assets and liabilities associated with the contribution subsequent to the adoption of Topic 606 on January 1, 2018. Accordingly, the Company concluded that the Company’s 2018 Quarterly Financial Statements should be restated. Because this change from the profit sharing method is only applicable for periods ending after giving effect to the implementation of Topic 606, no periods prior to January 1, 2018 are affected by this error. See Note 5 Investment in Real Estate Partnership for further details.

As a result of Topic 606 and ASC 610 adoptions and as reflected in the Quarterly Restatement, the Company has derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and has recognized the Company’s investment in Pillarstone OP under the equity method of accounting. As a part of the Quarterly Restatement, the Company has made the following adjustments to the 2018 Quarterly Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	Unaudited March 31, 2018
	Previously Reported (1)	Adjustments	Restated
ASSETS
Real estate assets, at cost
Property	$1,148,176	$(96,192)	$1,051,984
Accumulated depreciation	(135,599)	36,811	(98,788)
Total real estate assets	1,012,577	(59,381)	953,196
Investment in real estate partnership	—	19,298	19,298
Cash and cash equivalents	9,337	(2,361)	6,976
Restricted cash	257	—	257
Escrows and acquisition deposits	6,690	(1,133)	5,557
Accrued rents and accounts receivable, net of allowance for doubtful accounts	24,675	(2,866)	21,809
Receivable due from related party	—	894	894
Financed receivable due from related party	—	15,473	15,473
Unamortized lease commissions and loan costs	8,260	(1,238)	7,022
Prepaid expenses and other assets	9,451	(10)	9,441
Total assets	$1,071,247	$(31,324)	$1,039,923

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$668,526	$(48,540)	$619,986
Accounts payable and accrued expenses	30,198	(1,576)	28,622
Payable due to related party	—	699	699
Tenants’ security deposits	7,028	(1,262)	5,766
Dividends and distributions payable	11,489	—	11,489
Total liabilities	717,241	(50,679)	666,562
Commitments and contingencies:	—	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2018	—	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,179,540 issued and outstanding as of March 31, 2018	38	—	38
Additional paid-in capital	522,730	—	522,730
Accumulated deficit	(184,853)	19,272	(165,581)
Accumulated other comprehensive gain	5,528	—	5,528
Total Whitestone REIT shareholders’ equity	343,443	19,272	362,715
Redeemable operating partnership units	10,642	4	10,646
Noncontrolling interest in subsidiary	(79)	79	—
Total equity	354,006	19,355	373,361
Total liabilities and equity	$1,071,247	$(31,324)	$1,039,923

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Unaudited June 30, 2018
	Previously Reported (1)	Adjustments	Restated
ASSETS
Real estate assets, at cost
Property	$1,149,528	$(96,757)	$1,052,771
Accumulated depreciation	(141,442)	37,746	(103,696)
Total real estate assets	1,008,086	(59,011)	949,075
Investment in real estate partnership	4,419	15,465	19,884
Cash and cash equivalents	3,125	—	3,125
Restricted cash	213	—	213
Escrows and acquisition deposits	6,515	—	6,515
Accrued rents and accounts receivable, net of allowance for doubtful accounts	20,464	—	20,464
Receivable due from related party	—	772	772
Financed receivable due from related party	—	15,473	15,473
Unamortized lease commissions and loan costs	6,911	—	6,911
Prepaid expenses and other assets	10,217	—	10,217
Total assets	$1,059,950	$(27,301)	$1,032,649

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$667,595	$(48,241)	$619,354
Accounts payable and accrued expenses	29,157	347	29,504
Payable due to related party	—	1,067	1,067
Tenants’ security deposits	5,769	—	5,769
Dividends and distributions payable	11,628	—	11,628
Total liabilities	714,149	(46,827)	667,322
Commitments and contingencies:	—	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2018	—	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,743,829 issued and outstanding as of June 30, 2018	38	—	38
Additional paid-in capital	524,191	—	524,191
Accumulated deficit	(194,520)	19,516	(175,004)
Accumulated other comprehensive gain	6,430	—	6,430
Total Whitestone REIT shareholders’ equity	336,139	19,516	355,655
Noncontrolling interest in subsidiary	9,662	10	9,672
Total equity	345,801	19,526	365,327
Total liabilities and equity	$1,059,950	$(27,301)	$1,032,649

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	Unaudited September 30, 2018
	Previously Reported (1)	Adjustments	Restated
ASSETS
Real estate assets, at cost
Property	$1,146,951	$(97,636)	$1,049,315
Accumulated depreciation	(145,807)	38,642	(107,165)
Total real estate assets	1,001,144	(58,994)	942,150
Investment in real estate partnership	2,770	17,616	20,386
Cash and cash equivalents	9,389	—	9,389
Restricted cash	91	—	91
Escrows and acquisition deposits	7,702	—	7,702
Accrued rents and accounts receivable, net of allowance for doubtful accounts	21,906	(12)	21,894
Receivable due from related party	—	308	308
Financed receivable due from related party	—	14,473	14,473
Unamortized lease commissions and loan costs	6,847	—	6,847
Prepaid expenses and other assets	10,597	—	10,597
Total assets	$1,060,446	$(26,609)	$1,033,837

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$666,624	$(47,939)	$618,685
Accounts payable and accrued expenses	32,846	332	33,178
Payable due to related party	—	1,276	1,276
Tenants’ security deposits	5,920	—	5,920
Dividends and distributions payable	11,600	—	11,600
Total liabilities	716,990	(46,331)	670,659
Commitments and contingencies:	—	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2018	—	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,772,105 issued and outstanding as of September 30, 2018	38	—	38
Additional paid-in capital	525,780	—	525,780
Accumulated deficit	(198,199)	19,706	(178,493)
Accumulated other comprehensive gain	7,034	—	7,034
Total Whitestone REIT shareholders’ equity	334,653	19,706	354,359
Noncontrolling interest in subsidiary	8,803	16	8,819
Total equity	343,456	19,722	363,178
Total liabilities and equity	$1,060,446	$(26,609)	$1,033,837

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data)

	Unaudited Three Months Ended March 31, 2018
	Previously Reported (1)	Adjustments	Restated

Property revenues
Rental revenues	$24,946	$(3,274)	$21,672
Other revenues	8,650	(537)	8,113
Total property revenues	33,596	(3,811)	29,785

Property expenses
Property operation and maintenance	5,708	(852)	4,856
Real estate taxes	4,657	(681)	3,976
Total property expenses	10,365	(1,533)	8,832

Other expenses (income)
General and administrative	6,314	13	6,327
Depreciation and amortization	7,221	(947)	6,274
Equity in earnings of real estate partnership	—	(674)	(674)
Interest expense	6,501	(528)	5,973
Interest, dividend and other investment income	(99)	(158)	(257)
Total other expense	19,937	(2,294)	17,643

Income before gain (loss) on sale or disposal of properties or assets, and income taxes	3,294	16	3,310

Provision for income taxes	(129)	19	(110)
Gain on sale of properties	266	(17)	249
Loss on sale or disposal of assets	(197)	17	(180)

Net income	3,234	35	3,269

Redeemable operating partnership units	84	4	88
Non-controlling interests in Consolidated Partnership	122	(122)	—
Less: Net income attributable to noncontrolling interests	206	(118)	88

Net income attributable to Whitestone REIT	$3,028	$153	$3,181

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data)

	Unaudited Three Months Ended March 31, 2018
	Previously Reported (1)	Adjustments	Restated

Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.00	$0.08
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.07	$0.01	$0.08

Weighted average number of common shares outstanding:
Basic	39,066	—	39,066
Diluted	40,088	—	40,088

Distributions declared per common share / OP unit	$0.2850	$—	$0.2850

Consolidated Statements of Comprehensive Income

Net income	$3,234	$35	$3,269

Other comprehensive gain

Unrealized gain on cash flow hedging activities	2,645	—	2,645
Unrealized gain on available-for-sale marketable securities	18	—	18

Comprehensive income	5,897	35	5,932

Less: Net income attributable to noncontrolling interests	206	(118)	88
Less: Comprehensive gain attributable to noncontrolling interests	71	—	71

Comprehensive income attributable to Whitestone REIT	$5,620	$153	$5,773

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data)

	Unaudited Three Months Ended June 30, 2018			Unaudited Six Months Ended June 30, 2018
	Previously Reported (1)	Adjustments	Restated	Previously Reported (1)	Adjustments	Restated

Property revenues
Rental revenues	$24,650	$(3,268)	$21,382	$49,596	$(6,542)	$43,054
Other revenues	8,422	(331)	8,091	17,072	(868)	16,204
Total property revenues	33,072	(3,599)	29,473	66,668	(7,410)	59,258

Property expenses
Property operation and maintenance	5,838	(821)	5,017	11,546	(1,673)	9,873
Real estate taxes	4,485	(580)	3,905	9,142	(1,261)	7,881
Total property expenses	10,323	(1,401)	8,922	20,688	(2,934)	17,754

Other expenses (income)
General and administrative	6,624	54	6,678	12,938	67	13,005
Depreciation and amortization	7,396	(1,103)	6,293	14,617	(2,050)	12,567
Equity in earnings of real estate partnership	—	(586)	(586)	—	(1,260)	(1,260)
Interest expense	6,854	(541)	6,313	13,355	(1,069)	12,286
Interest, dividend and other investment income	(119)	(165)	(284)	(218)	(323)	(541)
Total other expense	20,755	(2,341)	18,414	40,692	(4,635)	36,057

Income before gain (loss) on sale or disposal of properties or assets, income taxes, and profit sharing expense	1,994	143	2,137	5,288	159	5,447

Provision for income taxes	(84)	25	(59)	(213)	44	(169)
Gain on sale of properties	—	—	—	266	(17)	249
Profit sharing expense	(81)	81	—	(203)	203	—
Loss on sale or disposal of assets	(74)	1	(73)	(271)	18	(253)

Net income	1,755	250	2,005	4,867	407	5,274

Less: Net income attributable to noncontrolling interests	45	6	51	128	10	138

Net income attributable to Whitestone REIT	$1,710	$244	$1,954	$4,739	$397	$5,136

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data)

	Unaudited Three Months Ended June 30, 2018			Unaudited Six Months Ended June 30, 2018
	Previously Reported (1)	Adjustments	Restated	Previously Reported (1)	Adjustments	Restated

Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.04	$0.01	$0.05	$0.12	$0.01	$0.13
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.04	$0.01	$0.05	$0.11	$0.01	$0.12

Weighted average number of common shares outstanding:
Basic	39,204	—	39,204	39,136	—	39,136
Diluted	40,679	—	40,679	40,519	—	40,519

Distributions declared per common share / OP unit	$0.2850	$—	$0.2850	$0.5700	$—	$0.5700

Consolidated Statements of Comprehensive Income

Net income	$1,755	$250	$2,005	$4,867	$407	$5,274

Other comprehensive gain

Unrealized gain on cash flow hedging activities	913	—	913	3,558	—	3,558
Unrealized gain on available-for-sale marketable securities	—	—	—	18	—	18

Comprehensive income	2,668	250	2,918	8,443	407	8,850

Less: Net income attributable to noncontrolling interests	45	6	51	128	10	138
Less: Comprehensive gain attributable to noncontrolling interests	23	—	23	94	—	94

Comprehensive income attributable to Whitestone REIT	$2,600	$244	$2,844	$8,221	$397	$8,618

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data)

	Unaudited Three Months Ended September 30, 2018			Unaudited Nine Months Ended September 30, 2018
	Previously Reported (1)	Adjustments	Restated	Previously Reported (1)	Adjustments	Restated

Property revenues
Rental revenues	$25,256	$(3,292)	$21,964	$74,852	$(9,834)	$65,018
Other revenues	9,340	(600)	8,740	26,412	(1,468)	24,944
Total property revenues	34,596	(3,892)	30,704	101,264	(11,302)	89,962

Property expenses
Property operation and maintenance	6,374	(922)	5,452	17,920	(2,595)	15,325
Real estate taxes	5,253	(874)	4,379	14,395	(2,135)	12,260
Total property expenses	11,627	(1,796)	9,831	32,315	(4,730)	27,585

Other expenses (income)
General and administrative	4,959	23	4,982	17,897	90	17,987
Depreciation and amortization	7,483	(1,006)	6,477	22,100	(3,056)	19,044
Equity in earnings of real estate partnership	—	(502)	(502)	—	(1,762)	(1,762)
Interest expense	6,951	(532)	6,419	20,306	(1,601)	18,705
Interest, dividend and other investment income	(84)	(167)	(251)	(302)	(490)	(792)
Total other expense	19,309	(2,184)	17,125	60,001	(6,819)	53,182

Income before gain (loss) on sale or disposal of properties or assets, income taxes, and profit sharing expense	3,660	88	3,748	8,948	247	9,195

Provision for income taxes	(115)	23	(92)	(328)	67	(261)
Gain on sale of properties	4,380	—	4,380	4,646	(17)	4,629
Profit sharing expense	(73)	73	—	(276)	276	—
Loss on sale or disposal of assets	(15)	12	(3)	(286)	30	(256)

Net income	7,837	196	8,033	12,704	603	13,307

Less: Net income attributable to noncontrolling interests	193	5	198	326	16	342

Net income attributable to Whitestone REIT	$7,644	$191	$7,835	$12,378	$587	$12,965

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data)

	Unaudited Three Months Ended September 30, 2018			Unaudited Nine Months Ended September 30, 2018
	Previously Reported (1)	Adjustments	Restated	Previously Reported (1)	Adjustments	Restated

Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.19	$0.01	$0.20	$0.31	$0.02	$0.33
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.19	$0.00	$0.19	$0.30	$0.01	$0.31

Weighted average number of common shares outstanding:
Basic	39,327	—	39,327	39,200	—	39,200
Diluted	40,635	—	40,635	40,541	—	40,541

Distributions declared per common share / OP unit	$0.2850	$—	$0.2850	$0.8550	$—	$0.8550

Consolidated Statements of Comprehensive Income

Net income	$7,837	$196	$8,033	$12,704	$603	$13,307

Other comprehensive gain

Unrealized gain on cash flow hedging activities	605	—	605	4,163	—	4,163
Unrealized gain on available-for-sale marketable securities	—	—	—	18	—	18

Comprehensive income	8,442	196	8,638	16,885	603	17,488

Less: Net income attributable to noncontrolling interests	193	5	198	326	16	342
Less: Comprehensive gain attributable to noncontrolling interests	15	—	15	107	—	107

Comprehensive income attributable to Whitestone REIT	$8,234	$191	$8,425	$16,452	$587	$17,039
(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Unaudited Three Months Ended March 31, 2018
	Previously Reported (1)	Adjustments	Restated
Cash flows from operating activities:
Net income	$3,234	$35	$3,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,221	(947)	6,274
Amortization of deferred loan costs	327	(25)	302
Loss on sale of marketable securities	20	—	20
Loss (gain) on sale or disposal of assets and properties	(69)	—	(69)
Bad debt expense	478	(32)	446
Share-based compensation	1,845	—	1,845
Equity in earnings of real estate partnership	—	(674)	(674)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,414	(1,055)	2,359
Accrued rent and accounts receivable	(1,649)	534	(1,115)
Receivable due from related party	—	110	110
Distributions from real estate partnership	—	505	505
Unamortized lease commissions	(493)	90	(403)
Prepaid expenses and other assets	494	(57)	437
Accounts payable and accrued expenses	(8,828)	1,531	(7,297)
Payable due to related party	—	(980)	(980)
Tenants’ security deposits	143	(71)	72
Net cash provided by operating activities	6,137	(1,036)	5,101
Cash flows from investing activities:
Additions to real estate	(5,090)	1,047	(4,043)
Proceeds from sales of properties	4,433	—	4,433
Investment in real estate partnership	—	—	—
Proceeds from sales of marketable securities	30	—	30
Net cash provided by (used in) investing activities	(627)	1,047	420
Cash flows from financing activities:
Distributions paid to common shareholders	(11,145)	—	(11,145)
Distributions paid to OP unit holders	(309)	—	(309)
Distributions paid to noncontrolling interest in Consolidated Partnership	(115)	115	—
Net proceeds from credit facility	9,000	—	9,000
Repayments of notes payable	(903)	325	(578)
Payments of loan origination costs	—	—	—
Repurchase of common shares	(466)	—	(466)
Net cash used in financing activities	(3,938)	440	(3,498)
Net increase in cash, cash equivalents and restricted cash	1,572	451	2,023
Cash, cash equivalents and restricted cash at beginning of period	8,022	(2,812)	5,210
Cash, cash equivalents and restricted cash at end of period	$9,594	$(2,361)	$7,233

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)
	Unaudited Three Months Ended March 31, 2018
	Previously Reported (1)	Adjustments	Restated
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,316	$(510)	$5,806
Non cash investing and financing activities:
Financed insurance premiums	$1,273	$—	$1,273
Value of shares issued under dividend reinvestment plan	$33	$—	$33
Value of common shares exchanged for OP units	$4	$—	$4
Change in fair value of available-for-sale securities	$18	$—	$18
Change in fair value of cash flow hedge	$2,645	$—	$2,645

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Unaudited Six Months Ended June 30, 2018
	Previously Reported (1)	Adjustments	Restated
Cash flows from operating activities:
Net income	$4,867	$407	$5,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,617	(2,050)	12,567
Amortization of deferred loan costs	653	(50)	603
Loss on sale of marketable securities	20	—	20
Loss (gain) on sale or disposal of assets and properties	5	(1)	4
Bad debt expense	761	(99)	662
Share-based compensation	3,246	—	3,246
Equity in earnings of real estate partnership	—	(1,260)	(1,260)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,401	—	1,401
Accrued rent and accounts receivable	15	(1)	14
Receivable due from related party	—	232	232
Distributions from real estate partnership	—	505	505
Unamortized lease commissions	(852)	—	(852)
Prepaid expenses and other assets	504	2	506
Accounts payable and accrued expenses	(6,370)	(40)	(6,410)
Payable due to related party	—	(612)	(612)
Tenants’ security deposits	75	—	75
Net cash provided by operating activities	18,942	(2,967)	15,975
Cash flows from investing activities:
Additions to real estate	(7,566)	1,669	(5,897)
Proceeds from sales of properties	4,433	—	4,433
Investment in real estate partnership	(649)	649	—
Proceeds from sales of marketable securities	30	—	30
Net cash used in investing activities	(3,752)	2,318	(1,434)
Cash flows from financing activities:
Distributions paid to common shareholders	(22,348)	—	(22,348)
Distributions paid to OP unit holders	(604)	—	(604)
Payments of exchange offer costs	(128)	—	(128)
Net proceeds from credit facility	9,000	—	9,000
Repayments of notes payable	(1,923)	649	(1,274)
Repurchase of common shares	(1,059)	—	(1,059)
Net cash used in financing activities	(17,062)	649	(16,413)
Net decrease in cash, cash equivalents and restricted cash	(1,872)	—	(1,872)
Cash, cash equivalents and restricted cash at beginning of period	5,210	—	5,210
Cash, cash equivalents and restricted cash at end of period	$3,338	$—	$3,338

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)
	Unaudited Six Months Ended June 30, 2018
	Previously Reported (1)	Adjustments	Restated
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,377	$(1,022)	$11,355
Cash paid for taxes	$392	$(88)	$304
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$960	$(56)	$904
Financed insurance premiums	$1,273	$—	$1,273
Value of shares issued under dividend reinvestment plan	$66	$—	$66
Value of common shares exchanged for OP units	$752	$—	$752
Change in fair value of available-for-sale securities	$18	$—	$18
Change in fair value of cash flow hedge	$3,558	$—	$3,558
Reallocation of ownership percentage between parent and subsidiary	$12	$—	$12

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Unaudited Nine Months Ended September 30, 2018
	Previously Reported (1)	Adjustments	Restated
Cash flows from operating activities:
Net income	$12,704	$603	$13,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,100	(3,056)	19,044
Amortization of deferred loan costs	976	(74)	902
Loss on sale of marketable securities	20	—	20
Loss (gain) on sale or disposal of assets and properties	(4,360)	(13)	(4,373)
Bad debt expense	1,123	(153)	970
Share-based compensation	4,894	—	4,894
Equity in earnings of real estate partnership	—	(1,762)	(1,762)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	214	—	214
Accrued rent and accounts receivable	(1,736)	12	(1,724)
Receivable due from related party	—	696	696
Distributions from real estate partnership	—	505	505
Unamortized lease commissions	(1,394)	(2)	(1,396)
Prepaid expenses and other assets	618	1	619
Accounts payable and accrued expenses	(2,924)	(55)	(2,979)
Accounts payable due to related party	—	(403)	(403)
Tenants’ security deposits	226	—	226
Net cash provided by operating activities	32,461	(3,701)	28,760
Cash flows from investing activities:
Acquisitions of real estate	—	—
Additions to real estate	(11,300)	2,567	(8,733)
Proceeds from sales of properties	12,574	—	12,574
Proceeds from financed receivable due from related party	—	1,000	1,000
Investment in real estate partnership	843	(843)	—
Proceeds from sales of marketable securities	30	—	30
Net cash provided by investing activities	2,147	2,724	4,871
Cash flows from financing activities:
Distributions paid to common shareholders	(33,642)	—	(33,642)
Distributions paid to OP unit holders	(890)	—	(890)
Payments of exchange offer costs	(128)	—	(128)
Net proceeds from credit facility	9,000	—	9,000
Repayments of notes payable	(2,949)	977	(1,972)
Payments of loan origination costs	(30)	—	(30)
Repurchase of common shares	(1,699)	—	(1,699)
Net cash used in financing activities	(30,338)	977	(29,361)
Net increase in cash, cash equivalents and restricted cash	4,270	—	4,270
Cash, cash equivalents and restricted cash at beginning of period	5,210	—	5,210
Cash, cash equivalents and restricted cash at end of period	$9,480	$—	$9,480
(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)
	Unaudited Nine Months Ended September 30, 2018
	Previously Reported (1)	Adjustments	Restated
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,879	$(1,698)	$18,181
Cash paid for taxes	$392	$(88)	$304
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$963	$(59)	$904
Financed insurance premiums	$1,273	$—	$1,273
Value of shares issued under dividend reinvestment plan	$101	$—	$101
Value of common shares exchanged for OP units	$1,545	$—	$1,545
Change in fair value of available-for-sale securities	$18	$—	$18
Change in fair value of cash flow hedge	$4,163	$—	$4,163
Reallocation of ownership percentage between parent and subsidiary	$24	$—	$24

(1) Previously reported balances are from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

20. SUBSEQUENT EVENTS

On January 31, 2019, we, through our Operating Partnership, entered into an unsecured credit facility (the “2019 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Agent”), SunTrust Robinson Humphrey, as syndication agent, and BMO Capital Markets Corp., U.S. Bank National Association, SunTrust Robinson Humphrey and Regions Capital Markets, as co-lead arrangers and joint book runners. The 2019 Facility amended and restated the 2018 Facility.

The 2019 Facility is comprised of the following three tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of January 1, 2023 (the “2019 Revolver”);

•	$165.0 million unsecured term loan with a maturity date of January 31, 2024 (“Term Loan A”); and

•	$100.0 million unsecured term loan with a maturity date of October 30, 2022 (“Term Loan B” and together with Term Loan A, the “2019 Term Loans”).

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2019 Facility. The 2019 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2019 Facility contains certain financial covenants including the following:

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined).

The 2019 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. If an event of default occurs and is continuing under the 2019 Facility, the lenders may, among other things, terminate their commitments under the 2019 Facility and require the immediate payment of all amounts owed thereunder.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2018

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2018	$8,608	$1,391	$(253)	$9,746
Year ended December 31, 2017	7,133	2,340	(865)	8,608
Year ended December 31, 2016	6,647	1,585	(1,099)	7,133

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying			Building and
Property Name	Land	Improvements	(net)	Costs	Land		Improvements		Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$320	$—	$5,126		$4,406		$9,532
Anthem Marketplace	4,790	17,973	1,132	—	4,790		19,105		23,895
Bissonnet Beltway	415	1,947	469	—	415		2,416		2,831
BLVD Place	63,893	90,942	513	—	63,893		91,455		155,348
The Citadel	472	1,777	2,614	—	472		4,391		4,863
City View Village	2,044	4,149	98	—	2,044		4,247		6,291
Davenport Village	11,367	34,101	1,241	—	11,367		35,342		46,709
Desert Canyon	1,976	1,704	1,796	—	1,976		3,500		5,476
Eldorado Plaza	16,551	30,746	264	—	16,551		31,010		47,561
Fountain Hills Plaza	5,113	15,340	215	—	5,113		15,555		20,668
Fountain Square	5,573	9,828	2,289	—	5,573		12,117		17,690
Fulton Ranch Towne Center	7,604	22,612	2,226	—	7,604		24,838		32,442
Gilbert Tuscany Village	1,767	3,233	1,591	—	1,767		4,824		6,591
Gilbert Tuscany Village Hard Corner	856	794	168	—	856		962		1,818
Heritage Trace Plaza	6,209	13,821	377	—	6,209		14,198		20,407
Headquarters Village	7,171	18,439	1,002	—	7,171		19,441		26,612
Keller Place	5,977	7,577	703	—	5,977		8,280		14,257
Kempwood Plaza	733	1,798	1,989	—	733		3,787		4,520
La Mirada	12,853	24,464	834	—	12,853		25,298		38,151
Lion Square	1,546	4,289	4,455	—	1,546		8,744		10,290
The Marketplace at Central	1,305	5,324	1,330	—	1,305		6,654		7,959
Market Street at DC Ranch	9,710	26,779	4,876	—	9,710		31,655		41,365
Mercado at Scottsdale Ranch	8,728	12,560	1,548	—	8,728		14,108		22,836
Paradise Plaza	6,155	10,221	1,266	—	6,155		11,487		17,642
Parkside Village North	3,877	8,629	199	—	3,877		8,828		12,705
Parkside Village South	5,562	27,154	160	—	5,562		27,314		32,876
Pima Norte	1,086	7,162	2,149	517	1,086	—	9,828	—	10,914
Pinnacle of Scottsdale	6,648	22,466	1,665	—	6,648		24,131		30,779
Pinnacle of Scottsdale Phase II	883	4,659	1,998	592	883	—	7,249	—	8,132
The Promenade at Fulton Ranch	5,198	13,367	661	—	5,198		14,028		19,226
Providence	918	3,675	2,321	—	918		5,996		6,914
Quinlan Crossing	9,561	28,683	640	—	9,561		29,323		38,884
Seville	6,913	25,518	567	—	6,913		26,085		32,998
Shaver	184	633	82	—	184		715		899
Shops at Pecos Ranch	3,781	15,123	744	—	3,781		15,867		19,648
Shops at Starwood	4,093	11,487	415	—	4,093		11,902		15,995
Shops at Starwood Phase III	1,818	7,069	2,045	1,097	1,818		10,211		12,029
The Shops at Williams Trace	5,920	14,297	599	—	5,920		14,896		20,816
South Richey	778	2,584	1,917	—	778		4,501		5,279
Spoerlein Commons	2,340	7,296	840	—	2,340		8,136		10,476
The Strand at Huebner Oaks	5,805	12,335	383	—	5,805		12,718		18,523
SugarPark Plaza	1,781	7,125	1,059	—	1,781		8,184		9,965
Sunridge	276	1,186	606	—	276		1,792		2,068
Sunset at Pinnacle Peak	3,610	2,734	736	—	3,610		3,470		7,080
Terravita Marketplace	7,171	9,392	992	—	7,171		10,384		17,555
Town Park	850	2,911	403	—	850		3,314		4,164
Village Square at Dana Park	10,877	40,250	3,331	—	10,877		43,581		54,458
Westchase	423	1,751	3,270	—	423		5,021		5,444

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements		Total
Williams Trace Plaza	6,800	14,003	381	—	6,800	14,384		21,184
Windsor Park	2,621	10,482	8,490	—	2,621	18,972		21,593
Woodlake Plaza	1,107	4,426	2,543	—	1,107	6,969		8,076
Total Whitestone Properties	$288,815	$670,901	$72,512	$2,206	$288,815	$745,619		$1,034,434

Land Held for Development:
Anthem Marketplace	$204	$—	$—	$—	$204	$—		$204
BLVD Place Phase II-B	10,500	—	1,155	—	10,500	1,155		11,655
Dana Park Development	4,000	—	25	—	4,000	25		4,025
Eldorado Plaza Development	911	—	28	—	911	28		939
Fountain Hills	277	—	—	—	277	—		277
Market Street at DC Ranch	704	—	—	—	704	—		704
Total - Land Held for Development	$16,596	$—	$1,208	$—	$16,596	$1,208		$17,804

Grand Totals - Whitestone Properties	$305,411	$670,901	$73,720	$2,206	$305,411	$746,827	—	$1,052,238

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Whitestone Properties:
Ahwatukee Plaza		$823		8/16/2011	5-39 years
Anthem Marketplace	(4)	2,659		6/28/2013	5-39 years
Bissonnet Beltway		1,866		1/1/1999	5-39 years
BLVD Place	(5)	3,740		5/26/2017	5-39 years
The Citadel		1,757		9/28/2010	5-39 years
City View Village		415		3/31/2015	5-39 years
Davenport Village		3,498		5/27/2015	5-39 years
Desert Canyon		638		4/13/2011	5-39 years
Eldorado Plaza		1,257		5/3/2017	5-39 years
Fountain Hills Plaza		2,167		10/7/2013	5-39 years
Fountain Square		2,293		9/21/2012	5-39 years
Fulton Ranch Towne Center		2,561		11/5/2014	5-39 years
Gilbert Tuscany Village		1,453		6/28/2011	5-39 years
Gilbert Tuscany Village Hard Corner		75		8/28/2015	5-39 years
Heritage Trace Plaza		1,713		7/1/2014	5-39 years
Headquarters Village	(6)	3,082		3/28/2013	5-39 years
Keller Place		715		8/26/2015	5-39 years
Kempwood Plaza		1,592		2/2/1999	5-39 years
La Mirada		1,484		9/30/2016	5-39 years
Lion Square		4,691		1/1/2000	5-39 years
The Marketplace at Central		1,698		11/1/2010	5-39 years
Market Street at DC Ranch		5,348		12/5/2013	5-39 years
Mercado at Scottsdale Ranch		2,100		6/19/2013	5-39 years
Paradise Plaza		2,097		8/8/2012	5-39 years
Parkside Village North		814		7/2/2015	5-39 years
Parkside Village South		2,479		7/2/2015	5-39 years
Pima Norte		2,822		10/4/2007	5-39 years
Pinnacle of Scottsdale	(7)	4,648		12/22/2011	5-39 years
Pinnacle of Scottsdale Phase II		598	3/31/2017		5-39 years
The Promenade at Fulton Ranch		1,475		11/5/2014	5-39 years
Providence		2,261		3/30/2001	5-39 years
Quinlan Crossing		2,525		8/26/2015	5-39 years
Seville		1,541		9/30/2016	5-39 years
Shaver		358		12/17/1999	5-39 years
Shops at Pecos Ranch	(8)	2,608		12/28/2012	5-39 years
Shops at Starwood	(9)	2,250		12/28/2011	5-39 years
Shops at Starwood Phase III		652	12/31/2016		5-39 years
The Shops at Williams Trace		1,590		12/24/2014	5-39 years
South Richey		2,319		8/25/1999	5-39 years
Spoerlein Commons		2,116		1/16/2009	5-39 years
The Strand at Huebner Oaks		1,486		9/19/2014	5-39 years
SugarPark Plaza		3,010		9/8/2004	5-39 years
Sunridge		886		1/1/2002	5-39 years
Sunset at Pinnacle Peak		729		5/29/2012	5-39 years
Terravita Marketplace	(10)	2,002		8/8/2011	5-39 years
Town Park		2,086		1/1/1999	5-39 years
Village Square at Dana Park	(11)	7,421		9/21/2012	5-39 years
Westchase		2,130		1/1/2002	5-39 years

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Williams Trace Plaza		1,519		12/24/2014	5-39 years
Windsor Park		8,638		12/16/2003	5-39 years
Woodlake Plaza	(12)	2,615		3/14/2005	5-39 years
$113,300

Land Held for Development:
Anthem Marketplace		$—		6/28/2013	Land - Not Depreciated
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Totals - Whitestone Properties		$113,300

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2018	2017	2016
Balance at beginning of period	$1,149,454	$920,310	$835,538
Cumulative effect of accounting change for adoption of ASU 2017-05.	(95,146)	—	—
Additions during the period:
Acquisitions	—	213,545	69,749
Improvements	11,638	17,575	22,036
	(83,508)	231,120	91,785
Deductions - cost of real estate sold or retired	(13,708)	(1,976)	(7,013)
Balance at close of period	$1,052,238	$1,149,454	$920,310

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $1,019,001.

(3)	Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(4)	This property secures a $15.1 million mortgage note.

(5)	This property secures a $80.0 million mortgage note.

(6)	This property secures a $19.0 million mortgage note.

(7)	This property secures a $14.1 million mortgage note.

(8)	This property secures a $14.0 million mortgage note.

(9)	This property secures a $14.3 million mortgage note.

(10)	This property secures a $10.5 million mortgage note.

(11)	This property secures a $2.6 million mortgage note.

(12)	This property secures a $6.5 million mortgage note.

(13)	These properties secure a $37.0 million mortgage note.

(14)	This property secures a $16.5 million mortgage note.