Form 10-K/A
period 2018-12-31
Whitestone REIT
filed 2019-04-01
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Whitestone REIT (“we,” “us,” “our” or the “Company”) for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019 (the “2018 Form 10-K”). This Amendment is being filed to include (i) the audited financial statements of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) as of December 31, 2018 and for the year ended December 31, 2018 as Exhibit 99.1 hereto and (ii) the consent of Pillarstone OP’s independent auditor as Exhibits 23.1 hereto. As of December 31, 2018, the Company owned 81.4% of the total outstanding units of limited partnership in Pillarstone OP. We account for the investment in Pillarstone OP using the equity method for the year ended December 31, 2018. The equity in earnings of Pillarstone OP accounted for more than 20% of the Company’s total income from continuing operations for the year ended December 31, 2018. Therefore, Pillarstone OP’s audited financial statements are being filed herewith in accordance with Regulation S-X Rule 3-09.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto. Item 15 of Part IV is the only portion of the 2018 Form 10-K amended by this Amendment. Except as described above, this Amendment does not amend, update or change the financial statements, consents or any other items or disclosures contained in the 2018 Form 10-K and does not otherwise reflect events occurring after the original filing date of the 2018 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2018 Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the 2018 Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements. The list of financial statements filed as part of this Amendment is set forth on page F-1 herein.

2.	Financial Statement Schedules.

a.	Schedule II - Valuation and Qualifying Accounts

b.	Schedule III - Real Estate and Accumulated Depreciation

All other financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the consolidated financial statements.

3.	Exhibits. The list of exhibits filed as part of this Amendment in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto and incorporated herein by reference.

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

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

Exhibit No.	Description

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

21.1	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

99.1*	Financial Statements of Pillarstone Capital REIT Operating Partnership LP.

________________________

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Whitestone REIT

Date:	April 1, 2019	By:	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer