Form 10-Q
period 2019-03-31
Whitestone REIT
filed 2019-05-09
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, par value $0.001 per share	WSR	New York Stock Exchange

As of May 6, 2019, there were 39,830,023 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,054,889	$1,052,238
Accumulated depreciation	(119,288)	(113,300)
Total real estate assets	935,601	938,938
Investment in real estate partnership	26,138	26,236
Cash and cash equivalents	4,580	13,658
Restricted cash	100	128
Escrows and acquisition deposits	6,386	8,211
Accrued rents and accounts receivable, net of allowance for doubtful accounts	22,746	21,642
Receivable due from related party	965	394
Financed receivable due from related party	5,661	5,661
Unamortized lease commissions and loan costs	9,228	6,698
Prepaid expenses and other assets(1)	7,250	7,306
Total assets	$1,018,655	$1,028,872

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$622,918	$618,205
Accounts payable and accrued expenses(2)	29,650	33,729
Payable due to related party	204	58
Tenants' security deposits	6,213	6,130
Dividends and distributions payable	11,617	11,600
Total liabilities	670,602	669,722
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 39,828,745 and 39,778,029 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	40	39
Additional paid-in capital	528,815	527,662
Accumulated deficit	(189,938)	(181,361)
Accumulated other comprehensive gain	726	4,116
Total Whitestone REIT shareholders' equity	339,643	350,456
Noncontrolling interest in subsidiary	8,410	8,694
Total equity	348,053	359,150
Total liabilities and equity	$1,018,655	$1,028,872

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31, 2019	December 31, 2018
(unaudited)

(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$914	N/A

(2) Operating lease liabilities (related to adoption of Topic 842)	$916	N/A

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental(1)	$29,033	$29,299
Management, transaction, and other fees	661	486
Total revenues	29,694	29,785

Operating expenses
Depreciation and amortization	6,464	6,274
Operating and maintenance	4,428	4,856
Real estate taxes	4,045	3,976
General and administrative(2)	6,002	6,327
Total operating expenses	20,939	21,433

Other expenses (income)
Interest expense	6,533	5,973
Gain on sale of properties	—	(249)
Loss on sale or disposal of assets	2	180
Interest, dividend and other investment income	(245)	(257)
Total other expense	6,290	5,647

Income from operations before equity investments in real estate partnerships and income tax	2,465	2,705

Equity in earnings of real estate partnership	492	674
Provision for income tax	(118)	(110)

Net income	2,839	3,269

Less: Net income attributable to noncontrolling interests	65	88

Net income attributable to Whitestone REIT	$2,774	$3,181

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.07	$0.08
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.07	$0.08

Weighted average number of common shares outstanding:
Basic	39,649	39,066
Diluted	40,626	40,088

Consolidated Statements of Comprehensive Income

Net income	$2,839	$3,269

Other comprehensive gain

Unrealized gain (loss) on cash flow hedging activities	(3,470)	2,645
Unrealized gain on available-for-sale marketable securities	—	18

Comprehensive income (loss)	(631)	5,932

Less: Net income attributable to noncontrolling interests	65	88
Less: Comprehensive gain (loss) attributable to noncontrolling interests	(80)	71

Comprehensive income (loss) attributable to Whitestone REIT	$(616)	$5,773

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

Three Months Ended March 31,
2019	2018

(1) Rental
Rental revenues	$21,751	$21,672
Recoveries	7,554	7,627
Bad debt	(272)	N/A
Total rental	$29,033	$29,299

(2) Bad debt included in general and administrative expenses in prior to adoption of Topic 842	N/A	$446

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain	Equity	Units	Dollars	Equity

Balance, December 31, 2018	39,778	$39	$527,662	$(181,361)	$4,116	$350,456	929	$8,694	$359,150
Exchange of noncontrolling interest OP units for common shares	1	—	5	—	—	5	(1)	(5)	—
Exchange offer costs	—	—	(6)	—	—	(6)	—	—	(6)
Issuance of shares under dividend reinvestment plan	3	—	34	—	—	34	—	—	34
Repurchase of common shares (1)	(64)	—	(762)	—	—	(762)	—	—	(762)
Share-based compensation	111	1	1,882	—	—	1,883	—	—	1,883
Distributions - $0.285 per common share / OP unit	—	—	—	(11,351)	—	(11,351)	—	(264)	(11,615)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(3,390)	(3,390)	—	(80)	(3,470)
Net income	—	—	—	2,774	—	2,774	—	65	2,839
Balance, March 31, 2019	39,829	$40	$528,815	$(189,938)	$726	$339,643	928	$8,410	$348,053

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain	Equity	Units	Dollars	Equity

Balance, December 31, 2017	39,222	$38	$521,314	$(176,684)	$2,936	$347,604	1,084	$10,800	$358,404
Impact of change in accounting principal:
ASU 2014-09(2)	—	—	—	19,119	—	19,119	—	—	19,119
Balance January 1, 2018	39,222	38	521,314	(157,565)	2,936	366,723	1,084	10,800	377,523
Exchange of noncontrolling interest OP units for common shares	1	—	4	—	—	4	(1)	(4)	—
Issuance of shares under dividend reinvestment plan	2	—	33	—	—	33	—	—	33
Repurchase of common shares (1)	(45)	—	(466)	—	—	(466)	—	—	(466)
Share-based compensation	—	—	1,845	—	—	1,845	—	—	1,845
Distributions - $0.285 per common share / OP unit	—	—	—	(11,197)	—	(11,197)	—	(309)	(11,506)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	2,574	2,574	—	71	2,645
Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	18	18	—	—	18
Net income	—	—	—	3,181	—	3,181	—	88	3,269
Balance, March 31, 2018	39,180	$38	$522,730	$(165,581)	$5,528	$362,715	1,083	$10,646	$373,361

(1)
During the three months ended March 31, 2019 and 2018, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

(2)	Represents the impact of change in accounting principal for our modified retrospective adoption of ASU 2014-09.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,839	$3,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,464	6,274
Amortization of deferred loan costs	237	302
Loss on sale of marketable securities	—	20
Loss (gain) on sale or disposal of assets and properties	2	(69)
Bad debt	272	446
Share-based compensation	1,883	1,845
Equity in earnings of real estate partnership	(492)	(674)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,825	2,359
Accrued rents and accounts receivable	(1,376)	(1,115)
Receivable due from related party	(571)	110
Distributions from real estate partnership	301	505
Unamortized lease commissions and loan costs	775	(403)
Prepaid expenses and other assets	(2,245)	437
Accounts payable and accrued expenses	(4,078)	(7,297)
Payable due to related party	146	(980)
Tenants' security deposits	83	72
Net cash provided by operating activities	6,065	5,101
Cash flows from investing activities:
Additions to real estate	(2,455)	(4,043)
Proceeds from sales of properties	—	4,433
Proceeds from sales of marketable securities	—	30
Net cash provided by (used in) investing activities	(2,455)	420
Cash flows from financing activities:
Distributions paid to common shareholders	(11,301)	(11,145)
Distributions paid to OP unit holders	(264)	(309)
Payments of exchange offer costs	(6)	—
Proceeds from bonds payable	100,000	—
Net proceeds from (payments to) credit facility	(90,200)	9,000
Repayments of notes payable	(6,202)	(578)
Payments of loan origination costs	(3,981)	—
Repurchase of common shares	(762)	(466)
Net cash used in financing activities	(12,716)	(3,498)

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,106)	2,023
Cash, cash equivalents and restricted cash at beginning of period	13,786	5,210
Cash, cash equivalents and restricted cash at end of period	$4,680	$7,233

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,268	$5,806
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$89	$—
Financed insurance premiums	$1,238	$1,273
Value of shares issued under dividend reinvestment plan	$34	$33
Value of common shares exchanged for OP units	$5	$4
Change in fair value of available-for-sale securities	$—	$18
Change in fair value of cash flow hedge	$(3,470)	$2,645

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2018 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of and for the period ended March 31, 2019 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2019 and December 31, 2018, and the results of operations for the three month periods ended March 31, 2019 and 2018, the consolidated statements of changes in equity for the three month period ended March 31, 2019 and cash flows for the three month periods ended March 31, 2019 and 2018.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2019 and December 31, 2018, Whitestone wholly-owned 57 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

These properties consist of:

Consolidated Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	six parcels of land held for future development.

As of March 31, 2019, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in 11 properties that do not meet our Community Centered Property® strategy containing approximately 1.3 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2019 and December 31, 2018, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

Equity Method. For the years prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method. In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance applicable to sales of real estate or interests therein, specifically FASB Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales,” Topic 606, “Revenue from Contracts with Customers” and ASC 610, “Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets,” we adopted Topic 606 and ASC 610 as of January 1, 2018, resulting in the derecognition of the underlying assets and liabilities associated with the Contribution (defined below) as of January 1, 2018 and the recognition of the Company’s investment in Pillarstone OP under the equity method. See Note 7 for additional disclosure on Pillarstone OP.

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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of March 31, 2019, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2019, approximately $117,000 and $87,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2018, approximately $144,000 and $103,000 in interest expense and real estate taxes, respectively, were capitalized.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Real Estate Held for Sale and Discontinued Operations. We consider a commercial property to be held for sale when it meets all of the criteria established under ASC 205, “Presentation of Financial Statements.” For commercial properties classified as held for sale, assets and liabilities are presented separately for all periods presented.

In accordance with ASC 205, a discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity or group of components of an entity is classified as held for sale, disposed of by sale or disposed of other than by sale. In addition, ASC 205 requires us to provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not meet the criteria for a discontinued operation.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  The vast majority of the granted shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date. We recognized $1,951,000 and $1,908,000 in share-based compensation for the three months ended March 31, 2019 and 2018, respectively. We recognize forfeitures as they occur.

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

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”) effective January 1, 2019, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2019 and December 31, 2018, we had an allowance for uncollectible accounts of $10.1 million and $9.7 million, respectively. As of March 31, 2019, we recorded an adjustment to rental revenue in the amount of $0.3 million. As of March 31, 2018, we recorded bad debt expense in the amount of $0.4 million.

Revenue Recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations and comprehensive income. Additionally, we have tenants who pay real estate taxes directly to the taxing authority. We exclude these costs paid directly by the tenant to third parties on our behalf from revenue recognized and the associated property operating expense.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP pays us management fees for property management, leasing and day-to-day advisory and administrative services. Their obligations are satisfied over time. Pillarstone OP is billed monthly and typically pays quarterly. Revenues are governed by the Management Agreements (as defined in Note 7 (Investment in Real Estate Partnership)). Refer to Note 7 (Investment in Real Estate Partnership) for additional information regarding the Management Agreements with Pillarstone OP. Additionally, we recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

See our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion on significant accounting policies.

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance. The standard also required an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also required certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million.

In February 2016, FASB issued an accounting standard update (“ASU”) that provided the principles for the recognition, measurement, presentation and disclosure of leases. Additional guidance and targeted improvements to the February 2016 ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019.

Effective January 1, 2019, we adopted the new lease accounting guidance in Topic 842. As the lessee and lessor, we have elected the package of practical expedients permitted in Topic 842. Accordingly, we have accounted for our existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contract contains a lease under Topic 842, (b) whether classification of the operating lease would be different in accordance with Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in Topic 842 at lease commencement. Additionally, as the lessee and lessor we will use hindsight in determining the lease term and in assessing impairment of our right-of-use assets. As a result of the adoption of the new lease accounting guidance, as the lessee, we recognized on January 1, 2019 (a) a lease liability of approximately $1.1 million, which represents the present value of the remaining lease payments of approximately $1.2 million discounted using our incremental borrowing rate of 4.5%, and (b) a right-of-use asset of approximately $1.1 million. The adoption of Topic 842 did not have a material impact to our net income and related per share amounts.

Upon adoption of the Topic 842, lessees and lessors are required to apply a modified retrospective transition approach. Reporting entities are permitted to choose one of two methods to recognize and measure leases within the scope of Topic 842:

•
Apply Topic 842 to each lease that existed at the beginning of the earliest comparative period presented in the financial statements as well as leases that commenced after that date. Under this method, prior comparative periods presented are adjusted. For leases that commenced prior to the beginning of the earliest comparative period presented, a cumulative-effect adjustment is recognized at that date.

•
Apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the leases standard with a cumulative-effect adjustment as of that date. Prior comparative periods would not be adjusted under this method.

We have elected an optional transition method that allows entities to initially apply Topic 842 at January 1, 2019, the date of adoption, and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As the lessor, we have not assessed unamortized legal costs as part of the package of practical expedients, and we will

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

not make any adjustment to retained earnings at the date of adoption to write off unamortized legal costs. We will continue to amortize unamortized legal costs as of December 31, 2018 over the life of the respective leases. We did not have a cumulative-effect adjustment as of the adoption date. Additionally, the optional transition method does allow us to not have to apply the new standard (including disclosure requirements) to comparative periods presented. Those periods can continue to be presented in accordance with prior generally accepted accounting principles.

Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. Based on our election of the package of practical expedients, our existing commercial leases, where we are the lessor, continue to be accounted for as operating leases under the new standard. However, Topic 842 changed certain requirements regarding the classification of leases that could result in us recognizing certain long-term leases entered into or modified after January 1, 2019 as sales-type leases or finance leases, as opposed to operating leases. We will continue to monitor our leases following the adoption date to ensure that they are classified in accordance with the new lease standards.

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated statements of operations and comprehensive income. For the three months ended March 31, 2019, we had rent revenues of $21.8 million and rental recoveries of $7.6 million compared to $21.7 million and $7.6 million for the three months ended March 31, 2018, respectively.

We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of Topic 842, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

3.  LEASES

As a Lessor. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations and comprehensive income.

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2019 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2019	$61,446
2020	72,397
2021	61,237
2022	50,039
2023	38,702
Thereafter	124,188
Total	$408,009

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to four years.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	March 31, 2019
2019	$363
2020	373
2021	225
2022	6
Total undiscounted rental payments	967
Less imputed interest	51
Total lease liabilities	$916

For the three months ended March 31, 2019, the total lease costs was $244,000. The weighted average remaining lease term for our operating leases was 2.3 years at March 31, 2019. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at March 31, 2019.

4. MARKETABLE SECURITIES

In January 2018, we sold all of our remaining marketable securities and had no marketable securities as of March 31, 2019. All of our marketable securities were classified as available-for-sale securities as of December 31, 2017.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

During the three months ended March 31, 2018, available-for-sale securities were sold for total proceeds of $30,000. The gross realized loss on these sales during the three months ended March 31, 2018 was $20,000. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

5. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2019	December 31, 2018

Tenant receivables	$16,036	$14,686
Accrued rents and other recoveries	16,618	16,423
Allowance for doubtful accounts	(10,146)	(9,746)
Other receivables	238	279
Total	$22,746	$21,642

6. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Leasing commissions	$8,940	$8,789
Deferred legal cost	406	406
Deferred financing cost	3,898	4,076
Total cost	13,244	13,271
Less: leasing commissions accumulated amortization	(3,720)	(3,534)
Less: deferred legal cost accumulated amortization	(142)	(125)
Less: deferred financing cost accumulated amortization	(154)	(2,914)
Total cost, net of accumulated amortization	$9,228	$6,698

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

7. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2018 Facility (as defined in Note 8); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of March 31, 2019.

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
March 31, 2019
(Unaudited)

As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method.

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		The Company’s Investment as of
		March 31, 2019	December 31, 2018
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$26,138	$26,236
Total real estate partnership(2)		$26,138	$26,236

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing 11 property interests and 1.3 million square feet of GLA, as of March 31, 2019 and December 31, 2018.

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2019	2018

Pillarstone OP	$492	$674

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	March 31,	December 31,
	2019	2018

Assets:
Real estate, net	$72,488	$72,661
Other assets	6,656	6,617
Total assets	79,144	79,278
Liabilities and equity:
Notes payable	41,143	47,064
Other liabilities	9,801	4,322
Equity	28,200	27,892
Total liabilities and equity	79,144	79,278
Company’s share of equity	22,952	22,717
Cost of investment in excess of the Company’s share of underlying net book value	3,186	3,519
Carrying value of investment in real estate partnership	$26,138	$26,236

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$3,856	$4,338
Operating expenses	(2,354)	(2,536)
Other expenses	(804)	(941)
Net income	$698	$861

The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for both of the three months periods ended March 31, 2019 and 2018 is $27,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended March 31, 2019 and 2018, the amortization of the guarantee liability was $93,000 and $18,000, respectively.

8. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2019	December 31, 2018
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,440	$9,500
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	—	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	—	50,000
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (4)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (5)	165,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$6.5 million 3.80% Note, due January 1, 2019	—	5,657
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,900	18,996
$14.0 million 4.34% Note, due September 11, 2024	13,658	13,718
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$15.1 million 4.99% Note, due January 6, 2024	14,583	14,643
$2.6 million 5.46% Note, due October 1, 2023	2,419	2,430
$50.0 million, 5.09% Note, due March 22, 2029	50,000	—
$50.0 million, 5.17% Note, due March 22, 2029	50,000	—
$1.2 million 4.35% Note, due November 28, 2019	990	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 1, 2023(6)	86,000	241,200
Total notes payable principal	624,290	619,444
Less deferred financing costs, net of accumulated amortization	(1,372)	(1,239)
Total notes payable	$622,918	$618,205

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

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at 1.73% through October 30, 2022.

(5)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

(6)
Unsecured line of credit includes certain Pillarstone Properties as of December 31, 2018, in determining the amount of credit available under the 2018 Facility (as defined and described in more detail below).

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

On March 22, 2019, we, through our Operating Partnership, entered into a Note Purchase and Guarantee Agreement (the “Note Agreement”) together with certain subsidiary guarantors as initial guarantor parties thereto (the “Subsidiary Guarantors”) and The Prudential Insurance Company of America and the various other purchasers named therein (collectively, the “Purchasers”) providing for the issuance and sale of $100 million of senior unsecured notes of the Operating Partnership, of which (i) $50 million are designated as 5.09% Series A Senior Notes due March 22, 2029 (the “Series A Notes”) and (ii) $50 million are designated as 5.17% Series B Senior Notes due March 22, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Notes”) pursuant to a private placement that closed on March 22, 2019 (the “Private Placement”). Obligations under the Notes are unconditionally guaranteed by the Company and by the Subsidiary Guarantors.

The principal of the Series A Notes will begin to amortize on March 22, 2023 with annual principal payments of approximately $7.1 million. The principal of the Series B Notes will begin to amortize on March 22, 2025 with annual principal payments of $10.0 million. The Notes will pay interest quarterly on the 22nd day of March, June, September and December in each year until maturity.

The Operating Partnership may prepay at any time all, or from time to time part of, the Notes, in an amount not less than $1,000,000 in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus a make-whole amount. The make-whole amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Notes being prepaid over the aggregate principal amount of such Notes (as described in the Note Agreement). In addition, in connection with a Change of Control (as defined in the Note Purchase Agreement), the Operating Partnership is required to offer to prepay the Notes at 100% of the principal amount plus accrued and unpaid interest thereon.

The Note Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type and substantially similar to the Operating Partnership’s existing senior revolving credit facility, including limitations on liens, incurrence of investments, acquisitions, loans and advances and restrictions on dividends and certain other restricted payments. In addition, the Note Agreement contains certain financial covenants substantially similar to the Operating Partnership’s existing senior revolving credit facility, including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

In addition, the Note Agreement contains a financial covenant requiring that maximum unsecured debt not exceed the lesser of (i) an amount equal to 60% of the aggregate unencumbered asset value and (ii) the debt service coverage amount (as described in the Note Agreement). That covenant is substantially similar to the borrowing base concept contained in the Operating Partnership’s existing senior revolving credit facility.

The Note Agreement also contains default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults with other indebtedness and guarantor defaults. The occurrence of an event of default under the Note Agreement could result in the Purchasers accelerating the payment of all obligations under the Notes. The financial and restrictive covenants and default provisions in the Note Agreement are substantially similar to those contained in the Operating Partnership’s existing credit facility.

Net proceeds from the Private Placement will be used to refinance existing indebtedness. The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Notes were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

On January 31, 2019, we, through our Operating Partnership, entered into an unsecured credit facility (the “2019 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Agent”), SunTrust Robinson Humphrey, as syndication agent, and BMO Capital Markets Corp., U.S. Bank National Association, SunTrust Robinson Humphrey and Regions Capital Markets, as co-lead arrangers and joint book runners. The 2019 Facility amended and restated the 2018 Facility (as defined below).

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of March 31, 2019, the interest rate on the 2019 Revolver was 4.14%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2019, $351.0 million was drawn on the 2019 Facility and our unused borrowing capacity was $164.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

We serve as the guarantor for funds borrowed by the Operating Partnership under the 2019 Facility. The 2019 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The 2019 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

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

Pursuant to the First Amendment, the Company made the following amendments to the 2014 Facility:

•	extended the maturity date of the $300 million unsecured revolving credit facility under the 2014 Facility (the “2018 Revolver”) to October 30, 2019 from November 7, 2018;

•	converted $100 million of outstanding borrowings under the Revolver to a new $100 million unsecured term loan under the 2014 Facility (“Term Loan 3”) with a maturity date of October 30, 2022;

•	extended the maturity date of the first $50 million unsecured term loan under the 2014 Facility (“Term Loan 1”) to October 30, 2020 from February 17, 2017; and

•
extended the maturity date of the second $50 million unsecured term loan under the 2014 Facility (“Term Loan 2” and together with Term Loan 1 and Term Loan 3, the “2018 Term Loans”) to January 29, 2021 from November 7, 2019.

Borrowings under the 2018 Facility accrued interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. The applicable margin for Adjusted LIBOR borrowings ranged from 1.40% to 1.95% for the 2018 Revolver and 1.35% to 2.25% for the 2018 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

As of March 31, 2019, our $172.3 million in secured debt was collateralized by 8 properties with a carrying value of $273.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  In 2018, we were not in compliance with respect to the tangible Net Worth covenant as defined in the 2018 Facility and had received two waivers in 2018. Had we been unable to obtain a waiver or other suitable relief from the lenders under the 2018 Facility, an Event of Default (as defined in the 2018 Facility) would have occurred, permitting the lenders holding a majority of the commitments under the 2018 Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. The 2019 Facility contains a similar tangible Net Worth covenant that resets at a new threshold and changes the definition of Net Worth to add back accumulated depreciation. However, we can make no assurances that we will be in compliance with this covenant or other covenants under the 2019 Facility in future periods or, if we are not in compliance, that we will be able to obtain a waiver. As of March 31, 2019, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2019 were as follows (in thousands):

Year	Amount Due

2019	$2,044
2020	10,801
2021	1,611
2022	101,683
2023	113,863
Thereafter	394,288
Total	$624,290

9.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

March 31, 2019
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$2,676
Accounts payable and accrued expenses	$(1,919)

December 31, 2018
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$4,286
Accounts payable and accrued expenses	$(59)

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $65 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $12.9 million of the swap to U.S. Bank, National Association, $11.6 million of the swap to Regions Bank, $15.7 million of the swap to SunTrust Bank, and $5.9 million of the swap to Associated Bank. See Note 8 for additional information regarding the 2019 Facility. The swap began on February 7, 2019 and will mature on November 9, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $115 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $22.7 million of the swap to U.S. Bank, National Association, $20.5 million of the swap to Regions Bank, $27.9 million of the swap to SunTrust Bank, and $10.5 million of the swap to Associated Bank. See Note 8 for additional information regarding the 2019 Facility. The swap will begin on November 9, 2020 and will mature on February 8, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. See Note 8 for additional information regarding the 2019 Facility. The swap will begin on February 8, 2021 and will mature on January 31, 2024. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan B at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 8 for additional information regarding the 2018 Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap of $50 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. The swap began on February 3, 2017 and will mature on October 30, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap of $50 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three months ended March 31, 2019	$(3,470)	Interest expense	$428
Three months ended March 31, 2018	$2,645	Interest expense	$(35)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2019 and 2018.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2019 and 2018, 928,070 and 1,083,359 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended March 31, 2019 and 2018, distributions of $41,000 and $45,000, respectively, were made to holders of certain restricted common shares, $4,000 of which were charged against earnings for the three months ended March 31, 2018. See Note 13 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net income	$2,839	$3,269
Less: Net income attributable to noncontrolling interests	(65)	(88)
Distributions paid on unvested restricted shares	(41)	(41)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2,733	$3,140

Denominator:
Weighted average number of common shares - basic	39,649	39,066
Effect of dilutive securities:
Unvested restricted shares	977	1,022
Weighted average number of common shares - dilutive	40,626	40,088

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.08
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.08

11. INCOME TAXES

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2019 and 2018, we recognized approximately $118,000 and $96,000 in margin tax provision, respectively.

12.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Equity Offerings

On June 4, 2015, we entered into nine amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $50 million of our common shares pursuant to our Registration Statement on Form S-3 (File No. 333-203727), which expired on April 29, 2018. Actual sales depended on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We had no obligation to sell any of our common shares and could at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We did not sell any common shares under the 2015 equity distribution agreements during the three months ended March 31, 2019 and 2018.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2019, we owned a 97.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2019 and December 31, 2018, there were 40,635,879 and 40,585,688 OP units outstanding, respectively.  We owned 39,707,905 and 39,657,207 OP units as of March 31, 2019 and December 31, 2018, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.7% and 97.3% for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, 507 and 377 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2018 and the three months ended March 31, 2019 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2019
First Quarter	$0.2850	$11,301	$0.2850	$264	$11,565
Total	$0.2850	$11,301	$0.2850	$264	$11,565

2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
March 31, 2019
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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	1,923,382	$12.41
Granted	—	—
Vested	(260,069)	11.61
Forfeited	(55,863)	12.80
Non-vested at March 31, 2019	1,607,450	$12.53
Available for grant at March 31, 2019	3,187,933

A summary of our non-vested and vested shares activity for the three months ended March 31, 2019 and years ended December 31, 2018 and 2017 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2019	—	$—	(260,069)	$3,019
Year Ended December 31, 2018	653,472	$11.07	(560,126)	$7,978
Year Ended December 31, 2017	1,354,534	$12.92	(881,710)	$12,829

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Total compensation recognized in earnings for share-based payments was $1,951,000 and $1,908,000 for the three months ended March 31, 2019 and 2018, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 895,000 CIC Units, to vest over the next 30 months. As of March 31, 2019, there was approximately $3.7 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 22 months, and approximately $2.2 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on April 1, 2019.

We expect to record approximately $4.9 million in non-cash share-based compensation expense in 2019 and $2.9 million subsequent to 2019. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 20 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of March 31, 2019, the TSR Peer Group Ranking called for 150% attainment for the shares issued in 2017 and 50% attainment for the shares issued in 2018. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

14. GRANTS TO TRUSTEES

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

15. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

16. REAL ESTATE

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

17.  RELATED PARTY TRANSACTIONS

Pillarstone OP. For the periods prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method and related party transactions between the Company and Pillarstone OP were eliminated. As a result of the adoption of Topic 606 and ASC 610 as of January 1, 2018, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

During the ordinary course of business, we have transactions with Pillarstone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations for the year ended March 31, 2019 (in thousands):

	Location of Revenue (Expense)
Rent	Operating and maintenance	$(167)
Property management fee income	Management, transaction, and other fees	$66
Interest income	Interest, dividend and other investment income	$56

On December 8, 2016, we received a $15.4 million financed receivable from Pillarstone OP to provide the financing for the ordinary course of business transactions for Pillarstone OP. The financed receivable has a interest rate of 1.4%-1.95% plus Libor and a maturity date of December 31, 2019. As of March 31, 2019, the balance of the financed receivable is $5.7 million.

18.  SUBSEQUENT EVENTS

On April 16, 2019, a purported shareholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of Texas against the Company, James C. Mastandrea, and David K. Holeman, entitled Clark v. Whitestone REIT, et al., Case 4:19-cv-01379.  The complaint alleges, among other things, that the Company and the individual defendants violated certain federal securities laws by making materially false and misleading statements in the Company’s Forms 10-Q for the first three quarterly periods of the year ended December 31, 2018 as a result of the accounting errors that required the restatement of our consolidated financial statements for the first three quarterly periods of the year ended December 31, 2018.  The purported class period runs from May 9, 2018 through February 27, 2019.  The complaint seeks, among other things, compensatory damages in an amount to be proven at trial, plus interest, attorneys’ fees, and costs.  The Company and the individual defendants believe that the claims asserted in the lawsuit are without merit and intend to vigorously defend against these claims.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal income taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs and the impact of the legislation commonly known as the Tax Cuts and Jobs Act;

•	adverse economic or real estate developments or natural disasters in Texas, Arizona or Illinois;

•	increases in interest rates, operating costs or general and administrative expenses, including those incurred in connection with the nomination of trustees by a shareholder;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks, including risks associated with a recently filed purported class action lawsuit;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;

•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all;

•
our inability to improve our internal control over financial reporting and disclosure controls and procedures, including our inability to remediate the identified material weakness, and the costs and time associated with such efforts; and

•	risks relating to the restatement of our consolidated financial statements for the first three quarterly periods of the year ended December 31, 2018 and related legal proceedings.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

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

As of March 31, 2019, we wholly-owned 57 commercial properties consisting of:

Consolidated Operating Portfolio

•
51 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.8 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $917.8 million;

Redevelopment, New Acquisitions Portfolio

•	six parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $17.8 million.

As of March 31, 2019, we had an aggregate of 1,344 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.9% of our annualized rental revenues for the three months ended March 31, 2019.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 81 new and renewal leases during the three months ended March 31, 2019, totaling 199,643 square feet and approximately $15.8 million in total lease value.  This compares to 93 new and renewal leases totaling 230,983 square feet and approximately $24.5 million in total lease value during the same period in 2018.

We employed 97 full-time employees as of March 31, 2019.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of March 31, 2019, we, through our investment in Pillarstone OP, owned a majority interest in 11 properties that do not meet our Community Centered Property® strategy containing approximately 1.3 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $29.7 million and $29.8 million for the three months ended March 31, 2019 and 2018, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2019, approximately 26% of our GLA was subject to leases that expire prior to December 31, 2020.  Over the last three years, we have renewed expiring leases with respect to approximately 80% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Leasing Activity

As of March 31, 2019, we owned or held a majority interest in 57 properties with 4,841,660 square feet of GLA and our occupancy rate for all properties was approximately 90% and 91% occupied as of March 31, 2019 and 2018, respectively. The following is a summary of the Company’s leasing activity for the three months ended March 31, 2019:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	53	140,493	4.1	$1.28	$20.18	$20.44	7.0%
New Leases	10	18,798	2.7	3.71	16.48	16.24	9.3%
Total	63	159,291	3.9	$1.57	$19.74	$19.95	7.2%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	1	5,431	1.4	$0.07	$5.79
New Leases	17	34,921	4.3	12.56	18.28
Total	18	40,352	3.9	$10.88	$16.60

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

Capital Expenditures

The following is a summary of the Company's capital expenditures for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Capital expenditures:
Tenant improvements and allowances	$645	$1,054
Developments / redevelopments	919	2,408
Leasing commissions and costs	399	397
Maintenance capital expenditures	891	581
Total capital expenditures	$2,854	$4,440

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Except for the adoption of Topic 842, there have been no significant changes to these policies during the three months ended March 31, 2019.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table provides a summary comparison of our results of operations and other metrics for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2019	2018
Number of properties owned and operated	57	58
Aggregate GLA (sq. ft.)(1)	4,841,660	4,949,285
Ending occupancy rate - operating portfolio(1)	90%	91%
Ending occupancy rate	90%	91%

Total revenues	$29,694	$29,785
Total operating expenses	20,939	21,433
Total other expense	6,290	5,647
Income from operations before equity investments in real estate partnerships and income tax	2,465	2,705
Equity in earnings of real estate partnership	492	674
Provision for income taxes	(118)	(110)
Net income	2,839	3,269
Less: Net income attributable to noncontrolling interests	65	88
Net income attributable to Whitestone REIT	$2,774	$3,181

Funds from operations(2)	$9,860	$10,102
Funds from operations core(3)	11,811	12,690
Property net operating income (4)	22,972	22,932
Distributions paid on common shares and OP units	11,565	11,454
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	98%	90%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2019 to the three months ended March 31, 2018, Same Stores include properties owned during the entire period from January 1, 2018 to March 31, 2019. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Revenue	2019	2018	Change	% Change
Same Store
Rental revenues (1)	$21,751	$21,447	$304	1%
Recoveries	7,554	7,563	(9)	—%
Bad debt(2)	(272)	—	(272)	Not meaningful
Total rental	29,033	29,010	23	—%
Other revenues (3)	428	229	199	87%
Same Store Total	29,461	29,239	222	1%

Non-Same Store and Management Fees
Rental revenues	—	225	(225)	Not meaningful
Recoveries	—	64	(64)	Not meaningful
Bad debt	—	—	—	Not meaningful
Total rental (4)	—	289	(289)	Not meaningful
Other revenues	—	2	(2)	Not meaningful
Management fees	233	255	(22)	(9)%
Non-Same Store and Management Fees Total	233	546	(313)	(57)%

Total revenue	$29,694	$29,785	$(91)	—%

(1)
The Same Store tenant rent increase of $304,000 resulted from the average rent per leased square foot increasing from $19.46 to $19.90 for an increase in Same Store tenant rent of $481,000, offset by a decrease in the average leased square feet to 4,372,560 from 4,408,564 for a decrease in Same Store tenant rent of $178,000.

(2)
Bad debt of $272,000 is included as a reduction of revenue for the three months ended March 31, 2019. Prior to our adoption of Topic 842 in 2019, we recognized bad debt in total operating expenses. For the three months ended March 31, 2018, the Same Store bad debt expense recognized in total operating expenses was $416,000. No bad debt expense is recognized in total operating expenses for 2019.

(3)	The increase in Same Store other revenues is primarily comprised of increased lease termination fees.

(4)
Non-Same Store total rental revenue decreased due to the sales of the Torrey Square and Bellnot Square properties in 2018. Please refer to Note 16 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

Operating expenses. The primary components of operating expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2019	2018	Change	% Change
Same Store
Operating and maintenance, excluding bad debt	$4,178	$4,149	$29	1%
Bad debt (1)	—	416	(416)	(100)%
Real estate taxes	4,045	3,939	106	3%
Same Store total	8,223	8,504	(281)	(3)%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	25	89	(64)	(72)%
Real estate taxes (2)	—	37	(37)	(100)%
Affiliated company rents (3)	225	202	23	11%
Non-Same Store and affiliated company rents total	250	328	(78)	(24)%

Depreciation and amortization	6,464	6,274	190	3%

General and administrative (4)	6,002	6,327	(325)	(5)%

Total operating expenses	$20,939	$21,433	$(494)	(2)%

(1)
Prior to our adoption of ASC 842 in 2019, we recorded an allowance for bad debt as a component of operating and maintenance expense. Subsequent to the adoption of ASC 842, we included the impact of tenant allowances as a reduction of revenue. Bad debt expense was $416,000 for the three months ended March 31, 2018, and for the three months ended March 31, 2019, we recorded a $272,000 reduction to Same Store revenue for tenant rent allowances.

(2)
Non-Same Store operating and maintenance and real estate tax decreases were attributable to the sales of our Torrey Square and Bellnot Square properties in 2018. Please refer to Note 16 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

(3)	Affiliated company rents are spaces the we lease from Pillarstone OP.

(4)
The general and administrative expense decrease was attributable to $680,000 in proxy contest fees incurred during the three months ended March 31, 2018 that did not repeat during the three months ended March 31, 2019 and a $43,000 decrease in other expenses, offset by increases of $398,000 in legal and accounting fees.

Other expenses (income). The primary components of other expenses (income) are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Other Expenses (Income)	2019	2018	Change	% Change

Interest expense (1)	$6,533	$5,973	$560	9%
Gain on sale of properties (2)	—	(249)	249	(100)%
Loss on sale or disposal of assets	2	180	(178)	(99)%
Interest, dividend and other investment income	(245)	(257)	12	(5)%
Total other expense	$6,290	$5,647	$643	11%

(1)
The increase in interest expense is primarily attributable to an increase in our average interest rate from 3.7% for the three months ended March 31, 2018 to 4.1% for the three months ended March 31, 2019.

(2)
The gain on sale of properties for the three months ended March 31, 2018 was from the sale of Bellnot Square. Please refer to Note 16 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $182,000 from $674,000 for the three months ended March 31, 2018 to $492,000 for the three months ended March 31, 2019. Please refer to Note 7 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store, Non-Same Store and Pillarstone OP net operating income. The components of Same Store, Non-Same Store, Pillarstone OP and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2019	2018	Change	Percent Change
Same Store (51 properties excluding development land)
Property revenues
Rental	$29,033	$29,010	$23	—%
Management, transaction and other fees	428	229	199	87%
Total property revenues	29,461	29,239	222	1%

Property expenses
Property operation and maintenance	4,178	4,565	(387)	(8)%
Real estate taxes	4,045	3,939	106	3%
Total property expenses	8,223	8,504	(281)	(3)%

Total same store net operating income	21,238	20,735	503	2%

Non-Same Store (2 Properties excluding development land)
Property revenues
Lease revenues	—	289	(289)	Not meaningful
Management, transaction and other fees	—	2	(2)	Not meaningful
Total property revenues	—	291	(291)	Not meaningful

Property expenses
Property operation and maintenance	25	89	(64)	Not meaningful
Real estate taxes	—	37	(37)	Not meaningful
Total property expenses	25	126	(101)	Not meaningful

Total Non-Same Store net operating income	(25)	165	(190)	Not meaningful

Pro rata share of real estate partnership	1,759	2,032	(273)	(13)%

Total property net operating income	22,972	22,932	40	—%

Less total other expenses, excluding pro rata share of real estate partnership net operating income, provision for income taxes, gain on sale of properties and gain (loss) on disposal of assets	20,133	19,663	470	2%

Net income	$2,839	$3,269	$(430)	(13)%

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (NAREIT) (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains or losses from the sale of certain real estate assets, gains and losses from change in control, adjustments for unconsolidated real estate partnership, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.  We calculate FFO in a manner consistent with the NAREIT definition.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO (NAREIT) AND FFO-CORE	2019	2018
Net income attributable to Whitestone REIT	$2,774	$3,181
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	6,395	6,207
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(2)	621	695
(Gain) loss on sale or disposal of assets and properties, net	2	(69)
Gain on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	3	—
Net income attributable to noncontrolling interests	65	88
FFO (NAREIT)	$9,860	$10,102

Share-based compensation expense	$1,951	$1,908
Proxy contest professional fees	—	680
FFO Core	$11,811	$12,690

(1)	Includes pro-rata share attributable to real estate partnership.

(2)	Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2019	2018
Net income attributable to Whitestone REIT	$2,774	$3,181
General and administrative expenses	6,002	6,327
Depreciation and amortization	6,464	6,274
Equity in earnings of real estate partnership	(492)	(674)
Interest expense	6,533	5,973
Interest, dividend and other investment income	(245)	(257)
Provision for income taxes	118	110
Gain on sale of properties	—	(249)
Management fee, net of related expenses	(8)	(53)
Loss on disposal of assets	2	180
NOI of real estate partnership (pro rata)	1,759	2,032
Net income attributable to noncontrolling interests	65	88
NOI	$22,972	$22,932

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

     During the three months ended March 31, 2019, our cash provided from operating activities was $6,065,000 and our total distributions were $11,565,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $5,500,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

We had approximately $164.0 million in borrowing capacity under our 2019 Facility as of March 31, 2019. Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In addition, our universal shelf registration statement on Form S-3 expired in April 2018. Until our new shelf registration statement is declared effective by the SEC, we will not have access to the public capital markets.

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property® strategy through equity issuances and debt financing.

As discussed in Note 12 (Equity) to the accompanying consolidated financial statements, on June 4, 2015, we entered into the 2015 equity distribution agreements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we can issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time. We did not sell any common shares under the 2015 equity distribution agreements during the three months ended March 31, 2019 and 2018. We have used and anticipate using net proceeds from common shares issued pursuant to the 2015 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

Our capital structure includes non-recourse mortgage debt that we have assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions. See Note 9 (Derivatives and Hedging Activities) to the accompanying consolidated financial statements for a description of our current cash flow hedges.

As discussed in Note 8 (Debt) to the accompanying consolidated financial statements, on May 26, 2017, we, through our subsidiary, Whitestone Houston BLVD Place LLC, a Delaware limited liability company, issued a $80.0 million promissory note to American General Life Insurance Company (the “BLVD Note”). The BLVD Note has a fixed interest rate of 3.72% and a maturity date of June 1, 2027. The BLVD Notes requires interest only payments with all principal repayable upon maturity. The BLVD Note is a non-recourse loan secured by the real property located at BLVD Place, including the related equipment, fixtures, personal property and other assets, with a limited carve-out guarantee by the Operating Partnership. Proceeds from the BLVD Note were used to fund a portion of the BLVD Place acquisition.

As discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 8 (Debt) to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. Amounts in the cash management account are classified as restricted cash.

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $4,680,000 as of March 31, 2019, as compared to $13,786,000 on December 31, 2018.  The decrease of $9,106,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $6,065,000 for the three months ended March 31, 2019;

•	Net proceeds of $100,000,000 from issuance of bonds pursuant to the Note Agreement (as defined below);

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $11,565,000;

•	Additions to real estate of $2,455,000;

•	Repurchase of common shares of $762,000;

•	Net payments of $90,200,000 to 2019 Facility (as defined below);

•	Payments of notes payable of $6,202,000;

•	Payments of exchange offer costs of $6,000; and

•	Payments of loan origination costs of $3,981,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2019	December 31, 2018
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,440	$9,500
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	—	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	—	50,000
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (4)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (5)	165,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$6.5 million 3.80% Note, due January 1, 2019	—	5,657
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,900	18,996
$14.0 million 4.34% Note, due September 11, 2024	13,658	13,718
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$15.1 million 4.99% Note, due January 6, 2024	14,583	14,643
$2.6 million 5.46% Note, due October 1, 2023	2,419	2,430
$50.0 million, 5.09% Note, due March 22, 2029	50,000	—
$50.0 million, 5.17% Note, due March 22, 2029	50,000	—
$1.2 million 4.35% Note, due November 28, 2019	990	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 1, 2023(6)	86,000	241,200
Total notes payable principal	624,290	619,444
Less deferred financing costs, net of accumulated amortization	(1,372)	(1,239)
Total notes payable	$622,918	$618,205

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

(4)
Promissory note includes an interest rate swap that fixed the interest rate at 1.73% for the duration of the term through January 31, 2019 and 3.33% beginning January 31, 2019 through October 30, 2022.

(5)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

(6)
Unsecured line of credit includes certain Pillarstone Properties as of December 31, 2018, in determining the amount of credit available under the 2018 Facility (as defined and described in more detail in Note 8 (Debt) to the accompanying consolidated financial statements).

Scheduled maturities of our outstanding debt as of March 31, 2019 were as follows (in thousands):

Year	Amount Due

2019	$2,044
2020	10,801
2021	1,611
2022	101,683
2023	113,863
Thereafter	394,288
Total	$624,290

On January 31, 2019, we, through our Operating Partnership, entered into an unsecured credit facility (the “2019 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Agent”), SunTrust Robinson Humphrey, as syndication agent, and BMO Capital Markets Corp., U.S. Bank National Association, SunTrust Robinson Humphrey and Regions Capital Markets, as co-lead arrangers and joint book runners. The 2019 Facility amended and restated the 2018 Facility (as defined below).

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of March 31, 2019, the interest rate was 4.14%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2019, $351.0 million was drawn on the 2019 Facility and our unused borrowing capacity was $164.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

We serve as the guarantor for funds borrowed by the Operating Partnership under the 2019 Facility. The 2019 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The 2019 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

On March 22, 2019, we, through our Operating Partnership, entered into a Note Purchase and Guarantee Agreement (the “Note Agreement”) together with certain subsidiary guarantors as initial guarantor parties thereto (the “Subsidiary Guarantors”) and The Prudential Insurance Company of America and the various other purchasers named therein (collectively, the “Purchasers”) providing for the issuance and sale of $100 million of senior unsecured notes of the Operating Partnership, of which (i) $50 million are designated as 5.09% Series A Senior Notes due March 22, 2029 (the “Series A Notes”) and (ii) $50 million are designated as 5.17% Series B Senior Notes due March 22, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Notes”) pursuant to a private placement that closed on March 22, 2019 (the “Private Placement”). Obligations under the Notes are unconditionally guaranteed by the Company and by the Subsidiary Guarantors.

The principal of the Series A Notes will begin to amortize on March 22, 2023 with annual principal payments of approximately $7.1 million. The principal of the Series B Notes will begin to amortize on March 22, 2025 with annual principal payments of $10.0 million. The Notes will pay interest quarterly on the 22nd day of March, June, September and December in each year until maturity.

The Operating Partnership may prepay at any time all, or from time to time part of, the Notes, in an amount not less than $1,000,000 in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus a make-whole amount. The make-whole amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Notes being prepaid over the aggregate principal amount of such Notes (as described in the Note Agreement). In addition, in connection with a Change of Control (as defined in the Note Purchase Agreement), the Operating Partnership is required to offer to prepay the Notes at 100% of the principal amount plus accrued and unpaid interest thereon.

The Note Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type and substantially similar to the Operating Partnership’s existing senior revolving credit facility, including limitations on liens, incurrence of investments, acquisitions, loans and advances and restrictions on dividends and certain other restricted payments. In addition, the Note Agreement contains certain financial covenants substantially similar to the Operating Partnership’s existing senior revolving credit facility, including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

In addition, the Note Agreement contains a financial covenant requiring that maximum unsecured debt not exceed the lesser of (i) an amount equal to 60% of the aggregate unencumbered asset value and (ii) the debt service coverage amount (as described in the Note Agreement). That covenant is substantially similar to the borrowing base concept contained in the Operating Partnership’s existing senior revolving credit facility.

The Note Agreement also contains default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults with other indebtedness and guarantor defaults. The occurrence of an event of default under the Note Agreement could result in the Purchasers accelerating the payment of all obligations under the Notes. The financial and restrictive covenants and default provisions in the Note Agreement are substantially similar to those contained in the Operating Partnership’s existing credit facility.

Net proceeds from the Private Placement will be used to refinance existing indebtedness. The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Notes were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Refer to Note 8 (Debt) to the accompanying consolidated financial statements for additional information regarding debt.

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

Contractual Obligations

On March 22, 2019, we, through our Operating Partnership, entered into the Note Agreement together with the Purchasers providing for the issuance and sale of $100 million of senior unsecured notes of the Operating Partnership that mature in March 2029, with annual amortization of principal beginning in 2023 on $50 million of the senior unsecured notes in the amount of $7.1 million and in 2025 on $50 million of the senior unsecured notes in the amount of $10.0 million. Refer to Note 8 (Debt) to the accompanying consolidated financial statements for additional information regarding the Note Agreement.

On January 31, 2019, we, through our Operating Partnership, entered into the 2019 Facility. The 2019 Facility amended and restated our previous unsecured revolving credit facility, dated November 7, 2014, as amended on October 30, 2015 and December 8, 2016. Refer to Note 8 (Debt) to the accompanying consolidated financial statements for additional information regarding the 2019 Facility.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2018 and the three months ended March 31, 2019 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2019
First Quarter	$0.2850	$11,301	$0.2850	$264	$11,565
Total	$0.2850	$11,301	$0.2850	$264	$11,565

2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099

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

Off-Balance Sheet Arrangements

Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 7 to the accompanying consolidated financial statements for information related to our guarantee of our real estate partnership’s debt.

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

Fixed Interest Rate Debt

As of March 31, 2019, $538.3 million, or approximately 86% of our outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2019 of approximately 4.1% per annum with scheduled maturities ranging from 2019 to 2029 (see Note 8 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $24.5 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2019, $86.0 million, or approximately 14% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.9 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019 and, due to the existence of the material weakness in internal control over financial reporting described below, the Company’s principal executive and principal financial officers have determined that such disclosure controls and procedures were not effective as of such date. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company’s management, including its principal executive and principal financial officers, has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in additional detail in the Annual Report on Form 10-K for the year ended 2018, the Company did not maintain effective controls with respect to the Application of New Accounting Pronouncements, including proper assessment of judgment items in complex accounting transactions.

Remediation of Material Weakness

We completed the following remediation efforts during the first quarter of 2019 with:

•
The formation and implementation of a disclosure review committee, including outside technical advisors, the Chief Financial Officer, accounting staff, and other members of management. The committee will meet quarterly, at a minimum, to provide guidance and oversight to ensure the proper implementation of the enhanced internal controls regarding the adoption of new accounting pronouncements. The committee met twice and reviewed its work with the Audit Committee prior to filing of this Quarterly Report on Form 10-Q.

•
Enhancements to our internal controls regarding the adoption of new accounting pronouncements, including quarterly review of new accounting pronouncements with the Audit Committee and a discussion of key judgment areas.

•	Engagement of outside technical experts to assist the Company in the application and adoption of new accounting pronouncements.

•	Completion of training of accounting personnel.

•	The hiring of additional qualified accounting staff.

Until this material weakness is remediated, it could result in material misstatements of the Company’s financial statements that would not be prevented or detected. As of March 31, 2019, the remedial measures identified above are in place and will be tested for operational effectiveness in subsequent quarters of 2019.

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 16, 2019, a purported shareholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of Texas against the Company, James C. Mastandrea, and David K. Holeman, entitled Clark v. Whitestone REIT, et al., Case 4:19-cv-01379.  The complaint alleges, among other things, that the Company and the individual defendants violated certain federal securities laws by making materially false and misleading statements in the Company’s Forms 10-Q for the first three quarterly periods of the year ended December 31, 2018 as a result of the accounting errors that required the restatement of our consolidated financial statements for the first three quarterly periods of the year ended December 31, 2018.  The purported class period runs from May 9, 2018 through February 27, 2019.  The complaint seeks, among other things, compensatory damages in an amount to be proven at trial, plus interest, attorneys’ fees, and costs.  The Company and the individual defendants believe that the claims asserted in the lawsuit are without merit and intend to vigorously defend against these claims.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2018.

We have restated certain of our prior interim unaudited financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our share price.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we restated our unaudited financial statements for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 to correct the accounting errors described therein. As a result of the restatement, we have become subject to a number of additional costs and risks, including the risk of governmental or private legal proceedings and costs for accounting and legal fees in connection with or related to the restatement and the remediation of our material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. On April 16, 2019, a purported shareholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of Texas against the Company, James C. Mastandrea, and David K. Holeman related to the restatement, and we may be subject to additional shareholder and other actions in connection with the restatement and related matters. In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, financial condition, results of operations and share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
During the three months ended March 31, 2019, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	—	$—	N/A	N/A
February 1, 2019 through February 28, 2019	—	—	N/A	N/A
March 1, 2019 through March 31, 2019	63,963	11.96	N/A	N/A
Total	63,963	$11.96

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

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

10.1
Second Amended and Restated Credit Agreement, dated as of January 31, 2019, among Whitestone REIT Operating Partnership, L.P.,, Whitestone REIT, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2019 (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8, filed on October 9, 2018)

10.2
Note and Guarantee Agreement, dated March 22, 2019, among Whitestone REIT Operating Partnership, L.P. and Whitestone REIT, the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (previously filed as exhibit 10.1 to the Registrant’s Form 8-K filed on March 3, 2019)

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2019 and 2018 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	May 9, 2019	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)