Form 10-Q
period 2019-06-30
Whitestone REIT
filed 2019-08-05
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, there were 40,234,394 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,058,387	$1,052,238
Accumulated depreciation	(125,257)	(113,300)
Total real estate assets	933,130	938,938
Investment in real estate partnership	26,014	26,236
Cash and cash equivalents	5,425	13,658
Restricted cash	99	128
Escrows and acquisition deposits	6,623	8,211
Accrued rents and accounts receivable, net of allowance for doubtful accounts	22,179	21,642
Receivable due from related party	650	394
Financed receivable due from related party	5,661	5,661
Unamortized lease commissions, legal fees and loan costs	9,079	6,698
Prepaid expenses and other assets(1)	4,328	7,306
Total assets	$1,013,188	$1,028,872

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$622,333	$618,205
Accounts payable and accrued expenses(2)	34,194	33,729
Payable due to related party	89	58
Tenants' security deposits	6,387	6,130
Dividends and distributions payable	11,710	11,600
Total liabilities	674,713	669,722
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 40,136,683 and 39,778,029 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	40	39
Additional paid-in capital	533,583	527,662
Accumulated deficit	(198,056)	(181,361)
Accumulated other comprehensive gain (loss)	(5,172)	4,116
Total Whitestone REIT shareholders' equity	330,395	350,456
Noncontrolling interest in subsidiary	8,080	8,694
Total equity	338,475	359,150
Total liabilities and equity	$1,013,188	$1,028,872

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

June 30, 2019	December 31, 2018
(unaudited)

(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$861	N/A

(2) Operating lease liabilities (related to adoption of Topic 842)	$863	N/A

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental(1)	$29,126	$28,827	$58,159	$58,126
Management, transaction, and other fees	452	646	1,113	1,132
Total revenues	29,578	29,473	59,272	59,258

Property expenses
Depreciation and amortization	6,612	6,293	13,076	12,567
Operating and maintenance	5,214	5,017	9,642	9,873
Real estate taxes	4,019	3,905	8,064	7,881
General and administrative(2)	4,915	6,678	10,917	13,005
Total operating expenses	20,760	21,893	41,699	43,326

Other expenses (income)
Interest expense	6,526	6,313	13,059	12,286
Gain on sale of properties	—	—	—	(249)
Loss on sale or disposal of assets	113	73	115	253
Interest, dividend and other investment income	(164)	(284)	(409)	(541)
Total other expense	6,475	6,102	12,765	11,749

Income before equity investments in real estate partnerships and income tax	2,343	1,478	4,808	4,183

Equity in earnings of real estate partnership	464	586	956	1,260
Provision for income tax	(104)	(59)	(222)	(169)
Income from continuing operations	2,703	2,005	5,542	5,274

Gain on sale of property from discontinued operations	701	—	701	—
Income from discontinued operations	701	—	701	—

Net income	3,404	2,005	6,243	5,274

Less: Net income attributable to noncontrolling interests	77	51	142	138

Net income attributable to Whitestone REIT	$3,327	$1,954	$6,101	$5,136

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Earnings Per Share:
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.13	$0.13
Income from discontinued operations attributable to Whitestone REIT	0.02	0.00	0.02	0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.05	$0.15	$0.13
Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.13	$0.12
Income from discontinued operations attributable to Whitestone REIT	0.02	0.00	0.02	0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.05	$0.15	$0.12

Weighted average number of common shares outstanding:
Basic	39,886	39,204	39,768	39,136
Diluted	40,839	40,679	40,853	40,519

Consolidated Statements of Comprehensive Income

Net income	$3,404	$2,005	$6,243	$5,274

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	(6,035)	913	(9,505)	3,558
Unrealized gain on available-for-sale marketable securities	—	—	—	18

Comprehensive income (loss)	(2,631)	2,918	(3,262)	8,850

Less: Net income attributable to noncontrolling interests	77	51	142	138
Less: Comprehensive gain (loss) attributable to noncontrolling interests	(137)	23	(217)	94

Comprehensive income (loss) attributable to Whitestone REIT	$(2,571)	$2,844	$(3,187)	$8,618

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018

(1) Rental
Rental revenues	$21,378	$21,382	$43,129	$43,054
Recoveries	7,907	7,445	15,461	15,072
Bad debt	(159)	N/A	(431)	N/A
Total rental	$29,126	$28,827	$58,159	$58,126

(2) Bad debt included in general and administrative expenses prior to adoption of Topic 842	N/A	$216	N/A	$662

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2018	39,778	$39	$527,662	$(181,361)	$4,116	$350,456	929	$8,694	$359,150
Exchange of noncontrolling interest OP units for common shares	1	—	5	—	—	5	(1)	(5)	—
Stock issuance costs	—	—	(6)	—	—	(6)	—	—	(6)
Issuance of shares under dividend reinvestment plan	3	—	34	—	—	34	—	—	34
Repurchase of common shares (1)	(64)	—	(762)	—	—	(762)	—	—	(762)
Share-based compensation	111	1	1,882	—	—	1,883	—	—	1,883
Distributions - $0.285 per common share / OP unit	—	—	—	(11,351)	—	(11,351)	—	(264)	(11,615)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(3,390)	(3,390)	—	(80)	(3,470)
Net income	—	—	—	2,774	—	2,774	—	65	2,839
Balance, March 31, 2019	39,829	$40	$528,815	$(189,938)	$726	$339,643	928	$8,410	$348,053
Exchange of noncontrolling interest OP units for common shares	—	—	5	—	—	5	—	(5)	—
Issuance of common shares under ATM program, net of costs	305	—	3,716	—	—	3,716	—	—	3,716
Stock issuance costs	—	—	1	—	—	1	—	—	1
Issuance of shares under dividend reinvestment plan	2	—	35	—	—	35	—	—	35
Repurchase of common shares (1)	—	—	(14)	—	—	(14)	—	—	(14)
Share-based compensation	—	—	1,025	—	—	1,025	—	—	1,025
Distributions - $0.285 per common share / OP unit	—	—	—	(11,445)	—	(11,445)	—	(265)	(11,710)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(5,898)	(5,898)	—	(137)	(6,035)
Net income	—	—	—	3,327	—	3,327	—	77	3,404
Balance, June 30, 2019	40,136	$40	$533,583	$(198,056)	$(5,172)	$330,395	928	$8,080	$338,475

See accompanying notes to Consolidated Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain	Equity	Units	Dollars	Equity

Balance, December 31, 2017	39,222	$38	$521,314	$(176,684)	$2,936	$347,604	1,084	$10,800	$358,404
Impact of change in accounting principal:
ASU 2014-09(2)	—	—	—	19,119	—	19,119	—	—	19,119
Balance January 1, 2018	39,222	38	521,314	(157,565)	2,936	366,723	1,084	10,800	377,523
Exchange of noncontrolling interest OP units for common shares	1	—	4	—	—	4	(1)	(4)	—
Issuance of shares under dividend reinvestment plan	2	—	33	—	—	33	—	—	33
Repurchase of common shares (1)	(45)	—	(466)	—	—	(466)	—	—	(466)
Share-based compensation	—	—	1,845	—	—	1,845	—	—	1,845
Distributions - $0.285 per common share / OP unit	—	—	—	(11,197)	—	(11,197)	—	(309)	(11,506)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	2,574	2,574	—	71	2,645
Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	18	18	—	—	18
Net income	—	—	—	3,181	—	3,181	—	88	3,269
Balance, March 31, 2018	39,180	$38	$522,730	$(165,581)	$5,528	$362,715	1,083	$10,646	$373,361
Exchange of noncontrolling interest OP units for common shares	74	—	748	—	—	748	(74)	(748)	—
Issuance of shares under dividend reinvestment plan	4	—	33	—	—	33	—	—	33
Exchange offer costs	—	—	(128)	—	—	(128)	—	—	(128)
Repurchase of common shares (1)	(47)	—	(593)	—	—	(593)	—	—	(593)
Share-based compensation	533	—	1,401	—	—	1,401	—	—	1,401
Distributions - $0.285 per common share / OP unit	—	—	—	(11,378)	—	(11,378)	—	(287)	(11,665)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	890	890	—	23	913
Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	—	—	—	—	—
Reallocation of ownership between parent and subsidiary	—	—	—	—	12	12	—	(12)	—
Net income	—	—	—	1,954	—	1,954	—	51	2,005
Balance, June 30, 2018	39,744	$38	$524,191	$(175,005)	$6,430	$355,654	1,009	$9,673	$365,327

(1)	The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

(2)	Represents the impact of change in accounting principal for our modified retrospective adoption of ASU 2014-09.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income from continuing operations	$5,542	$5,274
Net income from discontinued operations	701	—
Net income	6,243	5,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,076	12,567
Amortization of deferred loan costs	534	603
Loss on sale of marketable securities	—	20
Loss on sale or disposal of assets and properties	115	4
Bad debt	431	662
Share-based compensation	2,908	3,246
Equity in earnings of real estate partnership	(956)	(1,260)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,587	1,401
Accrued rents and accounts receivable	(968)	14
Receivable due from related party	(256)	232
Distributions from real estate partnership	889	505
Unamortized lease commissions, legal fees and loan costs	386	(852)
Prepaid expenses and other assets	(5,426)	506
Accounts payable and accrued expenses	465	(6,410)
Payable due to related party	31	(612)
Tenants' security deposits	257	75
Net cash provided by operating activities	18,615	15,975
Cash flows from investing activities:
Additions to real estate	(6,228)	(5,897)
Proceeds from sales of properties	—	4,433
Proceeds from sales of marketable securities	—	30
Net cash used in investing activities	(6,228)	(1,434)
Net cash provided by investing activities of discontinued operations	701	—
Cash flows from financing activities:
Distributions paid to common shareholders	(22,617)	(22,348)
Distributions paid to OP unit holders	(529)	(604)
Proceeds from issuance of common shares, net of offering costs	3,716	—
Payments of exchange offer costs	(5)	(128)
Proceeds from bonds payable	100,000	—
Net proceeds from (payments to) credit facility	(90,200)	9,000
Repayments of notes payable	(6,851)	(1,274)
Payments of loan origination costs	(4,088)	—
Repurchase of common shares	(776)	(1,059)
Net cash used in financing activities	(21,350)	(16,413)
Net decrease in cash, cash equivalents and restricted cash	(8,262)	(1,872)
Cash, cash equivalents and restricted cash at beginning of period	13,786	5,210
Cash, cash equivalents and restricted cash at end of period	$5,524	$3,338

See accompanying notes to Consolidated Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,615	$11,355
Cash paid for taxes	$396	$304
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$195	$904
Financed insurance premiums	$1,238	$1,273
Value of shares issued under dividend reinvestment plan	$69	$66
Value of common shares exchanged for OP units	$10	$752
Change in fair value of available-for-sale securities	$—	$18
Change in fair value of cash flow hedge	$(9,505)	$3,558
Reallocation of ownership percentage between parent and subsidiary	$—	$12

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2018 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended June 30, 2019 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2019 and December 31, 2018, and the results of operations for the three and six month periods ended June 30, 2019 and 2018, the consolidated statements of changes in equity for the three months periods ended March 31 and June 30, 2019 and 2018 and cash flows for the six month periods ended June 30, 2019 and 2018.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2019 and December 31, 2018, Whitestone wholly-owned 57 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

These properties consist of:

Consolidated Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	one retail property that meets our Community Centered Properties® strategy; and

•	five parcels of land held for future development.

As of June 30, 2019, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in 11 properties that do not meet our Community Centered Property® strategy containing approximately 1.3 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2019 and December 31, 2018, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Equity Method. For the years prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method. In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance applicable to sales of real estate or interests therein, specifically FASB Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales,” Topic 606, “Revenue from Contracts with Customers” and ASC 610, “Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets,” we adopted Topic 606 and ASC 610 as of January 1, 2018, resulting in the derecognition of the underlying assets and liabilities associated with the Contribution (defined below) as of January 1, 2018 and the recognition of the Company’s investment in Pillarstone OP under the equity method. See Note 7 (Investment in Real Estate Partnership) for additional disclosure on Pillarstone OP.

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

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 8 (Debt)), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of June 30, 2019, we consider our cash flow hedges to be highly effective.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2019, approximately $121,000 and $87,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2019, approximately $238,000 and $174,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2018, approximately $147,000 and $26,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2018, approximately $291,000 and $129,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  The vast majority of the granted shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date. We recognized $1,100,000 and $1,489,000 in share-based compensation for the three months ended June 30, 2019 and 2018, respectively, and we recognized $3,051,000 and $3,397,000 in share-based compensation for the six months ended June 30, 2019 and 2018, respectively. We recognize forfeitures as they occur.

Noncontrolling Interests.  Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent. Accordingly, we have reported noncontrolling interests in equity on the consolidated balance sheets but separate from Whitestone’s equity.  On the consolidated statements of operations and comprehensive income (loss), subsidiaries are reported at the consolidated amount, including both the amount attributable to Whitestone and noncontrolling interests.  The consolidated statements of changes in equity is included for quarterly financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of ASC No. 842, Leases (“Topic 842”) effective January 1, 2019, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2019 and December 31, 2018, we had an allowance for uncollectible accounts of $10.3 million and $9.7 million, respectively. During the three and six months ending June 30, 2019, we recorded an adjustment to rental revenue in the amount of $0.2 million and $0.4 million, respectively. During the three and six months ending June 30, 2018, we recorded bad debt expense in the amount of $0.2 million and $0.7 million, respectively.

Revenue Recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations and comprehensive income (loss). Additionally, we have tenants who pay real estate taxes directly to the taxing authority. We exclude these costs paid directly by the tenant to third parties on our behalf from revenue recognized and the associated property operating expense.

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP pays us management fees for property management, leasing and day-to-day advisory and administrative services. Their obligations are satisfied over time. Pillarstone OP is billed monthly and typically pays quarterly. Revenues are governed by the Management Agreements (as defined in Note 7 (Investment in Real Estate Partnership)). Refer to Note 7 (Investment in Real Estate Partnership) for additional information regarding the Management Agreements with Pillarstone OP. Additionally, we recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

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

In February 2016, FASB issued ASU No. 2016-2 which provided the principles for the recognition, measurement, presentation and disclosure of leases. Additional guidance and targeted improvements to Topic 842 were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019.

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

Upon adoption of Topic 842, lessees and lessors are required to apply a modified retrospective transition approach. Reporting entities are permitted to choose one of two methods to recognize and measure leases within the scope of Topic 842:

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

•
Apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the leases standard with a cumulative-effect adjustment as of that date. Prior comparative periods would not be adjusted under this method.

We have elected an optional transition method that allows entities to initially apply Topic 842 at January 1, 2019, the date of adoption, and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As the lessor, we have not assessed unamortized legal costs as part of the package of practical expedients, and we will not make any adjustment to retained earnings at the date of adoption to write off unamortized legal costs. We will continue to amortize unamortized legal costs as of December 31, 2018 over the life of the respective leases. We did not have a cumulative-effect adjustment as of the adoption date. Additionally, the optional transition method does allow us to not have to apply the new standard (including disclosure requirements) to comparative periods presented. Those periods can continue to be presented in accordance with prior generally accepted accounting principles.

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated statements of operations and comprehensive income (loss). For the three months ended June 30, 2019, we had rent revenues of $21.4 million and rental recoveries of $7.9 million compared to $21.4 million and $7.4 million for the three months ended June 30, 2018, respectively. For the six months ended June 30, 2019, we had rent revenues of $43.1 million and rental recoveries of $15.5 million compared to $43.1 million and $15.1 million for the six months ended June 30, 2018, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

3.  LEASES

As a Lessor. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations and comprehensive income (loss).

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842 under noncancelable operating leases in existence as of June 30, 2019 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2019	$41,349
2020	74,979
2021	63,822
2022	52,284
2023	40,644
Thereafter	127,783
Total	$400,861

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

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	June 30, 2019
2019	$267
2020	383
2021	249
2022	6
Total undiscounted rental payments	905
Less imputed interest	42
Total lease liabilities	$863

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

For the three months ended June 30, 2019, the total lease costs were $251,000, and for the six months ended June 30, 2019, the total lease costs were $495,000. The weighted average remaining lease term for our operating leases was 2.1 years at June 30, 2019. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at June 30, 2019.

4. MARKETABLE SECURITIES

In January 2018, we sold all of our remaining marketable securities and had no marketable securities as of June 30, 2019. All of our marketable securities were classified as available-for-sale securities as of December 31, 2017.

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

5. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2019	December 31, 2018

Tenant receivables	$16,483	$14,686
Accrued rents and other recoveries	15,706	16,423
Allowance for doubtful accounts	(10,301)	(9,746)
Other receivables	291	279
Total	$22,179	$21,642

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

6. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Leasing commissions	$9,117	$8,789
Deferred legal cost	404	406
Deferred financing cost	3,898	4,076
Total cost	13,419	13,271
Less: leasing commissions accumulated amortization	(3,803)	(3,534)
Less: deferred legal cost accumulated amortization	(158)	(125)
Less: deferred financing cost accumulated amortization	(379)	(2,914)
Total cost, net of accumulated amortization	$9,079	$6,698

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of June 30, 2019.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		June 30, 2019	December 31, 2018
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$26,014	$26,236
Total real estate partnership(2)		$26,014	$26,236

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing 11 property interests and 1.3 million square feet of GLA, as of June 30, 2019 and December 31, 2018.

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Pillarstone OP	$464	$586	$956	$1,260

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	June 30,	December 31,
	2019	2018

Assets:
Real estate, net	$72,295	$72,661
Other assets	6,610	6,617
Total assets	78,905	79,278
Liabilities and equity:
Notes payable	40,883	47,064
Other liabilities	9,941	4,322
Equity	28,081	27,892
Total liabilities and equity	78,905	79,278
Company’s share of equity	22,871	22,717
Cost of investment in excess of the Company’s share of underlying net book value	3,143	3,519
Carrying value of investment in real estate partnership	$26,014	$26,236

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$3,817	$4,103	$7,673	$8,441
Operating expenses	(2,454)	(2,386)	(4,808)	(4,922)
Other expenses	(761)	(964)	(1,565)	(1,905)
Net income	$602	$753	$1,300	$1,614

The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for both of the three months periods ended June 30, 2019 and 2018 is $27,000 and for both of the six months periods ended June 30, 2019 and 2018 is $54,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended June 30, 2019 and 2018, the amortization of the guarantee liability was $24,000 and $19,000, respectively, and for the six months ended June 30, 2019 and 2018, the amortization of the guarantee liability was $117,000 and $37,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

8. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2019	December 31, 2018
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,380	$9,500
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	—	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	—	50,000
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (4)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (5)	165,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$6.5 million 3.80% Note, due January 1, 2019	—	5,657
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,807	18,996
$14.0 million 4.34% Note, due September 11, 2024	13,601	13,718
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$15.1 million 4.99% Note, due January 6, 2024	14,526	14,643
$2.6 million 5.46% Note, due October 1, 2023	2,408	2,430
$50.0 million, 5.09% Note, due March 22, 2029	50,000	—
$50.0 million, 5.17% Note, due March 22, 2029	50,000	—
$1.2 million 4.35% Note, due November 28, 2019	619	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 1, 2023 (6)	86,000	241,200
Total notes payable principal	623,641	619,444
Less deferred financing costs, net of accumulated amortization	(1,308)	(1,239)
Total notes payable	$622,333	$618,205

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

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at 1.73%.

(5)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

(6)
Unsecured line of credit includes certain Pillarstone Properties as of December 31, 2018, in determining the amount of credit available under the 2018 Facility which were released from collateral during 2019.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

Net proceeds from the Private Placement were used to refinance existing indebtedness. The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Notes were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of June 30, 2019, the interest rate on the 2019 Revolver was 4.09%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2019, $351.0 million was drawn on the 2019 Facility and our unused borrowing capacity was $164.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
June 30, 2019
(Unaudited)

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

As of June 30, 2019, our $172.0 million in secured debt was collateralized by 8 properties with a carrying value of $272.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  In 2018, we were not in compliance with respect to the tangible Net Worth covenant as defined in the 2018 Facility and had received two waivers in 2018. Had we been unable to obtain a waiver or other suitable relief from the lenders under the 2018 Facility, an Event of Default (as defined in the 2018 Facility) would have occurred, permitting the lenders holding a majority of the commitments under the 2018 Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. The 2019 Facility contains a similar tangible Net Worth covenant that resets at a new threshold and changes the definition of Net Worth to add back accumulated depreciation. However, we can make no assurances that we will be in compliance with this covenant or other covenants under the 2019 Facility in future periods or, if we are not in compliance, that we will be able to obtain a waiver. As of June 30, 2019, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2019 were as follows (in thousands):

Year	Amount Due

2019	$1,395
2020	10,801
2021	1,611
2022	101,683
2023	113,863
Thereafter	394,288
Total	$623,641

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

9.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

June 30, 2019
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$224
Accounts payable and accrued expenses	$(5,502)

December 31, 2018
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$4,286
Accounts payable and accrued expenses	$(59)

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $65 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $12.9 million of the swap to U.S. Bank, National Association, $11.6 million of the swap to Regions Bank, $15.7 million of the swap to SunTrust Bank, and $5.9 million of the swap to Associated Bank. See Note 8 (Debt) for additional information regarding the 2019 Facility. The swap began on February 7, 2019 and will mature on November 9, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $115 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $22.7 million of the swap to U.S. Bank, National Association, $20.5 million of the swap to Regions Bank, $27.9 million of the swap to SunTrust Bank, and $10.5 million of the swap to Associated Bank. See Note 8 (Debt) for additional information regarding the 2019 Facility. The swap will begin on November 9, 2020 and will mature on February 8, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. See Note 8 (Debt) for additional information regarding the 2019 Facility. The swap will begin on February 8, 2021 and will mature on January 31, 2024. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan B at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 8 (Debt) for additional information regarding the 2018 Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three months ended June 30, 2019	$(6,035)	Interest expense	$389
Three months ended June 30, 2018	$913	Interest expense	$138

Six months ended June 30, 2019	$(9,505)	Interest expense	$817
Six months ended June 30, 2018	$3,558	Interest expense	$103

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2019 and 2018.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2019 and 2018, 927,780 and 1,032,949 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2019 and 2018, 927,924 and 1,058,015 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended June 30, 2018, distributions of $71,000 were made to holders of certain restricted common shares, $4,000 of which were charged against earnings, and for the six months ended June 30, 2019 and 2018, distributions of $41,000 and $116,000, respectively, were made to holders of certain restricted common shares, $8,000 of which were charged against earnings during the six months ending June 30, 2018. See Note 13 (Incentive Share Plan) for information related to restricted common shares under the 2018 Plan and the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income	$2,703	$2,005	$5,542	$5,274
Less: Net income attributable to noncontrolling interests	(61)	(51)	(126)	(138)
Distributions paid on unvested restricted shares	—	(67)	(41)	(108)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	2,642	1,887	5,375	5,028
Income from discontinued operations	701	—	701	—
Less: Net income attributable to noncontrolling interests	(16)	—	(16)	—
Income from discontinued operations attributable to Whitestone REIT	685	—	685	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$3,327	$1,887	$6,060	$5,028

Denominator:
Weighted average number of common shares - basic	39,886	39,204	39,768	39,136
Effect of dilutive securities:
Unvested restricted shares	953	1,475	1,085	1,383
Weighted average number of common shares - dilutive	40,839	40,679	40,853	40,519

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.13	$0.13
Income from discontinued operations attributable to Whitestone REIT	0.02	0.00	0.02	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.05	$0.15	$0.13
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.05	$0.13	$0.12
Income from discontinued operations attributable to Whitestone REIT	0.02	0.00	0.02	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.05	$0.15	$0.12

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2019 and 2018, we recognized approximately $105,000 and $78,000 in margin tax provision, respectively, and for the six months ended June 30, 2019 and 2018, we recognized approximately $223,000 and $174,000 in margin tax provision, respectively.

12.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On June 4, 2015, we entered into nine amended and restated equity distribution agreements for an at-the-market equity distribution program (the “2015 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $50 million of our common shares pursuant to our Registration Statement on Form S-3 (File No. 333-203727), which expired on April 29, 2018. Actual sales depended on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We had no obligation to sell any of our common shares and could at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. We did not sell any common shares under the 2015 equity distribution agreements during the six months ended June 30, 2018.

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the three and six months ended June 30, 2019, we sold 305,139 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $3.8 million. In connection with such sales, we paid compensation of approximately $58,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2019, we owned a 97.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2019 and December 31, 2018, there were 40,943,235 and 40,585,688 OP units outstanding, respectively.  We owned 40,015,835 and 39,657,207 OP units as of June 30, 2019 and December 31, 2018, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.7% and 97.4% for the three months ended June 30, 2019 and 2018, respectively, and approximately 97.7% and 97.4% for the six months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, 574 and 75,032 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2019 and 2018, 1,081 and 75,409 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2018 and the six months ended June 30, 2019 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2019
Second Quarter	$0.2850	$11,316	$0.2850	$265	$11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$0.5700	$22,617	$0.5700	$529	$23,146

2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

On June 30, 2019, the Compensation Committee approved the grant of an aggregate of 405,417 TSR Units and 317,184 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $8.22 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the December 1, 2018 grant date to the end of the performance period, December 31, 2020. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $10.63 and vest annually in three equal installments.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	1,923,382	$12.41
Granted	722,601	9.28
Vested	(260,069)	11.61
Forfeited	(57,770)	12.66
Non-vested at June 30, 2019	2,328,144	$11.52
Available for grant at June 30, 2019	2,465,332

A summary of our non-vested and vested shares activity for the six months ended June 30, 2019 and years ended December 31, 2018 and 2017 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2019	722,601	$9.28	(260,069)	$3,019
Year Ended December 31, 2018	653,472	$11.07	(560,126)	$7,978
Year Ended December 31, 2017	1,354,534	$12.92	(881,710)	$12,829

Total compensation recognized in earnings for share-based payments was $1,100,000 and $1,489,000 for the three months ended June 30, 2019 and 2018, respectively, and $3,051,000 and $3,397,000 for the six months ended June 30, 2019 and 2018, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 895,000 CIC Units, to vest over the next 36 months. As of June 30, 2019, there was approximately $6.3 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 30 months, and approximately $5.2 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on July 1, 2019.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

We expect to record approximately $6.3 million in non-cash share-based compensation expense in 2019 and $8.3 million subsequent to 2019. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 27 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of June 30, 2019, the TSR Peer Group Ranking called for 200% attainment for the shares issued in 2017, 100% attainment for the shares issued in 2018, and 0% attainment for the shares issued in 2019. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

16. REAL ESTATE

Development. As of June 30, 2019, we had substantially completed construction at our Anthem Marketplace Phase II property. As of June 30, 2019, we had incurred approximately $1.1 million in construction costs. The 6,853 square foot Community Centered Property® was 58% occupied as of June 30, 2019 and is located in Phoenix, Arizona, and adjacent to Anthem Marketplace.

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

17.  RELATED PARTY TRANSACTIONS

Pillarstone OP. For the periods prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method, and related party transactions between the Company and Pillarstone OP were eliminated. As a result of the adoption of Topic 606 and ASC 610 as of January 1, 2018, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method.

During the ordinary course of business, we have transactions with Pillarstone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2019	2018	2019	2018
Rent	Operating and maintenance	$(248)	$(203)	$(415)	$(405)
Property management fee income	Management, transaction, and other fees	$231	$251	$465	$506
Interest income	Interest, dividend and other investment income	$53	$147	$109	$286

On December 8, 2016, we received a $15.4 million financed receivable from Pillarstone OP to provide the financing for the ordinary course of business transactions for Pillarstone OP. The financed receivable has a interest rate of 1.4%-1.95% plus Libor and a maturity date of December 31, 2019. As of June 30, 2019, the balance of the financed receivable is $5.7 million.

18.  COMMITMENTS AND CONTINGENCIES

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

On April 16, 2019, a purported shareholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of Texas against the Company, James C. Mastandrea, and David K. Holeman, entitled Clark v. Whitestone REIT, et al., Case 4:19-cv-01379.  A second class action lawsuit was filed but was consolidated into the Clark case. The complaint alleges, among other things, that the Company and the individual defendants violated certain federal securities laws by making materially false and misleading statements in the Company’s Forms 10-Q for the first three quarterly periods of the year ended December 31, 2018 as a result of the accounting errors that required the restatement of our consolidated financial statements for the first three quarterly periods of the year ended December 31, 2018.  The purported class period runs from May 9, 2018 through February 27, 2019.  The complaint seeks, among other things, compensatory damages in an amount to be proven at trial, plus interest, attorneys’ fees, and costs.  The Company and the individual defendants believe that the claims asserted in the lawsuit are without merit and intend to vigorously defend against these claims. On July 25, 2019, the presiding judge in the case conducted a status conference with plaintiffs’ counsel and defendants’ counsel. At the July 25, 2019 status conference, the presiding judge appointed two claimants as co-lead plaintiffs and gave the plaintiffs 21 days to submit an amended complaint. On July 17, 2019, the Company received a demand letter from a purported shareholder containing allegations similar to those contained in the purported class action. The Company’s counsel is in communication with the purported shareholder’s counsel as to the date by which the Company should respond.

On December 12, 2017, a property owner that owns a land parcel adjacent to a Whitestone property filed suit against Whitestone Pinnacle of Scottsdale - Phase II, LLC (“Whitestone Pinnacle”) alleging that Whitestone Pinnacle has delayed the construction of their assisted living facility. The claimant has been constructing the assisted living facility over the past two years and contends that actions taken by Whitestone Pinnacle have caused the delay in the construction of the assisted living facility. In May 2019, the claimant amended their report of damages and seeks approximately $2.7 million in restitution from Whitestone Pinnacle. The Company intends to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

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

As of June 30, 2019, we wholly-owned 57 commercial properties consisting of:

Consolidated Operating Portfolio

•
51 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.8 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $913.8 million;

Redevelopment, New Acquisitions Portfolio

•
one retail property that meets our Community Centered Properties® strategy containing less than 0.1 million square feet of GLA and having a total carrying value (net of accumulated depreciation) of $1.3 million; and

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $18.0 million.

As of June 30, 2019, we had an aggregate of 1,345 tenants.  We have a diversified tenant base with our largest tenant comprising only 3.0% of our annualized rental revenues for the six months ended June 30, 2019.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 173 new and renewal leases during the six months ended June 30, 2019, totaling 483,420 square feet and approximately $42.0 million in total lease value.  This compares to 158 new and renewal leases totaling 410,257 square feet and approximately $41.2 million in total lease value during the same period in 2018.

We employed 101 full-time employees as of June 30, 2019.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of June 30, 2019, we, through our investment in Pillarstone OP, owned a majority interest in 11 properties that do not meet our Community Centered Property® strategy containing approximately 1.3 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $29.6 million and $29.5 million for the three months ended June 30, 2019 and 2018, respectively, and $59.3 million and $59.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2019, approximately 22% of our GLA was subject to leases that expire prior to December 31, 2020.  Over the last three years, we have renewed expiring leases with respect to approximately 80% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Development. As of June 30, 2019, we had substantially completed construction at our Anthem Marketplace Phase II property. As of June 30, 2019, we had incurred approximately $1.1 million in construction costs. The 6,853 square foot Community Centered Property® was 58% occupied as of June 30, 2019 and is located in Phoenix, Arizona, and adjacent to Anthem Marketplace.

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

Leasing Activity

As of June 30, 2019, we owned 57 properties with 4,850,942 square feet of GLA and our occupancy rate for all properties was approximately 89% and 91% occupied as of June 30, 2019 and 2018, respectively. The following is a summary of the Company’s leasing activity for the six months ended June 30, 2019:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	108	333,455	3.6	$1.30	$18.74	$19.00	6.3%
New Leases	29	50,303	4.6	6.54	21.11	21.59	6.4%
Total	137	383,758	3.7	$1.98	$19.05	$19.34	6.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Non-Comparable
Renewal Leases	3	12,736	3.6	$6.70	$12.60
New Leases	33	86,926	5.4	18.07	17.66
Total	36	99,662	5.2	$16.61	$17.02

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company's capital expenditures for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Capital expenditures:
Tenant improvements and allowances	$750	$956	$1,395	$2,010
Developments / redevelopments	1,929	334	2,848	2,742
Leasing commissions and costs	969	372	1,368	769
Maintenance capital expenditures	1,094	564	1,985	1,145
Total capital expenditures	$4,742	$2,226	$7,596	$6,666

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Except for the adoption of Topic 842, there have been no significant changes to these policies during the six months ended June 30, 2019.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table provides a summary comparison of our results of operations and other metrics for the three months ended June 30, 2019 and 2018 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended June 30,
	2019	2018
Number of properties owned and operated	57	58
Aggregate GLA (sq. ft.)(1)	4,850,942	4,949,285
Ending occupancy rate - operating portfolio(1)	89%	91%
Ending occupancy rate	89%	91%

Total revenues	$29,578	$29,473
Total operating expenses	20,760	21,893
Total other expense	6,475	6,102
Income from operations before equity investments in real estate partnerships and income tax	2,343	1,478
Equity in earnings of real estate partnership	464	586
Provision for income taxes	(104)	(59)
Income from continuing operations	2,703	2,005
Gain on sale of property from discontinued operations	701	—
Net Income	3,404	2,005
Less: Net income attributable to noncontrolling interests	77	51
Net income attributable to Whitestone REIT	$3,327	$1,954

Funds from operations(2)	$10,013	$9,032
Funds from operations core(3)	11,113	12,375
Property net operating income(4)	21,982	22,481
Distributions paid on common shares and OP units	11,581	11,498
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	104%	93%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2019 to the three months ended June 30, 2018, Same Stores include properties owned during the entire period from April 1, 2018 to June 30, 2019. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Revenue	2019	2018	Change	% Change
Same Store
Rental revenues (1)	$21,378	$21,193	$185	1%
Recoveries(2)	7,907	7,372	535	7%
Bad debt(3)	(159)	—	(159)	Not meaningful
Total rental	29,126	28,565	561	2%
Other revenues (4)	221	395	(174)	(44)%
Same Store Total	29,347	28,960	387	1%

Non-Same Store and Management Fees
Rental revenues	—	189	(189)	Not meaningful
Recoveries	—	73	(73)	Not meaningful
Bad debt	—	—	—	Not meaningful
Total rental (5)	—	262	(262)	Not meaningful
Other revenues	—	—	—	Not meaningful
Management fees	231	251	(20)	(8)%
Non-Same Store and Management Fees Total	231	513	(282)	(55)%

Total revenue	$29,578	$29,473	$105	—%

(1)
The Same Store tenant rent increase of $185,000 resulted from the average rent per leased square foot increasing from $19.21 to $19.64 for an increase in Same Store tenant rent of $468,000, offset by a decrease in the average leased square feet to 4,354,293 from 4,413,197 for a decrease in Same Store tenant rent of $283,000.

(2)
The Same Store recoveries revenue increase of $535,000 resulted from an increase of $645,000 in Same Store operating and maintenance and real estate tax expenses, excluding bad debt. Same Store recoveries revenue typically increases and decreases at a similar rate to the rate of increase or decrease of operating and maintenance and real estate tax expenses, excluding bad debt.

(3)
Bad debt of $159,000 is included as a reduction of revenue for the three months ended June 30, 2019. Prior to our adoption of Topic 842 in 2019, we recognized bad debt in total operating expenses. For the three months ended June 30, 2018, the Same Store bad debt expense recognized in total operating expenses was $211,000. No bad debt expense is recognized in total operating expenses for 2019.

(4)	The decrease in Same Store other revenues is primarily comprised of decreased lease termination fees.

(5)
Non-Same Store total rental revenue decreased due to the sales of the Torrey Square and Bellnot Square properties in 2018. Please refer to Note 16 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

Operating expenses. The primary components of operating expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Operating Expenses	2019	2018	Change	% Change
Same Store
Operating and maintenance, excluding bad debt (1)	$4,946	$4,521	$425	9%
Bad debt (2)	—	211	(211)	(100)%
Real estate taxes	4,019	3,799	220	6%
Same Store total	8,965	8,531	434	5%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	79	82	(3)	(4)%
Real estate taxes (3)	—	106	(106)	(100)%
Affiliated company rents (4)	189	203	(14)	(7)%
Non-Same Store and affiliated company rents total	268	391	(123)	(31)%

Depreciation and amortization	6,612	6,293	319	5%

General and administrative (5)	4,915	6,678	(1,763)	(26)%

Total operating expenses	$20,760	$21,893	$(1,133)	(5)%

(1)
Increased operating and maintenance expenses, excluding bad debt, were primarily comprised of increases in roofing repairs and annual tree trimming costs. The majority of the costs are recovered from our tenants.

(2)
Prior to our adoption of Topic 842 in 2019, we recorded an allowance for bad debt as a component of operating and maintenance expense. Subsequent to the adoption of Topic 842, we included the impact of tenant allowances as a reduction of revenue. Bad debt expense was $211,000 for the three months ended June 30, 2018, and for the three months ended June 30, 2019, we recorded a $159,000 reduction to Same Store revenue for tenant rent allowances.

(3)
Non-Same Store operating and maintenance and real estate tax decreases were attributable to the sales of our Torrey Square and Bellnot Square properties in 2018. Please refer to Note 16 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

(4)	Affiliated company rents are spaces that we lease from Pillarstone OP.

(5)
The general and administrative expense decrease was attributable to $1,854,000 in proxy contest fees incurred during the three months ended June 30, 2018 that did not repeat during the three months ended June 30, 2019 and a $389,000 decrease in share-based compensation expense, offset by increases of $268,000 in legal fees not related to the 2018 proxy contest, an $86,000 increase in payroll costs and $126,000 increase in other general and administrative expenses.

Other expenses (income). The primary components of other expenses (income) are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Other Expenses (Income)	2019	2018	Change	% Change

Interest expense (1)	$6,526	$6,313	$213	3%
Loss on sale or disposal of assets	113	73	40	55%
Interest, dividend and other investment income	(164)	(284)	120	(42)%
Total other expense	$6,475	$6,102	$373	6%

(1)
The increase in interest expense is primarily attributable to an increase in our average interest rate from 3.9% for the three months ended June 30, 2018 to 4.0% for the three months ended June 30, 2019.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $122,000 from $586,000 for the three months ended June 30, 2018 to $464,000 for the three months ended June 30, 2019. Please refer to Note 7 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Gain on sale of property from discontinued operations. During the three months ended June 30, 2019, we received a $0.7 million principal payment in connection with the sale of three office buildings we completed on December 31, 2014. In 2014, we provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred a $2.5 million gain until principal payments on the seller-financed loan are received. The purchaser of the office buildings sold the Zeta property on April 24, 2019 and paid the entire principal balance of the loan related to the Zeta property. As of June 30, 2019, we had a total of $3.5 million in deferred gains for seller-financed loans to be recognized upon receipt of principal payments. The $3.5 million in deferred gains includes amounts from the sales for Royal Crest and Featherwood discussed above and amounts from the sales of Centre South and Webster Pointe that were completed in November 2016.

Same Store, Non-Same Store and Pillarstone OP net operating income. The components of Same Store, Non-Same Store, Pillarstone OP and total property net operating income and net income are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	Percent Change
Same Store (51 properties excluding development land)
Property revenues
Rental	$29,126	$28,565	$561	2%
Management, transaction and other fees	221	395	(174)	(44)%
Total property revenues	29,347	28,960	387	1%

Property expenses
Property operation and maintenance	4,946	4,732	214	5%
Real estate taxes	4,019	3,799	220	6%
Total property expenses	8,965	8,531	434	5%

Total same store net operating income	20,382	20,429	(47)	—%

Non-Same Store (2 Properties excluding development land)
Property revenues
Lease revenues	—	262	(262)	Not meaningful
Total property revenues	—	262	(262)	Not meaningful

Property expenses
Property operation and maintenance	79	82	(3)	Not meaningful
Real estate taxes	—	106	(106)	Not meaningful
Total property expenses	79	188	(109)	Not meaningful

Total Non-Same Store net operating income (loss)	(79)	74	(153)	Not meaningful

Pro rata share of real estate partnership	1,679	1,978	(299)	(15)%

Total property net operating income	21,982	22,481	(499)	(2)%

Less total other expenses, excluding pro rata share of real estate partnership net operating income, provision for income taxes, gain on sale of properties, gain (loss) on disposal of assets and gain on sale of properties from discontinued operations	18,578	20,476	(1,898)	(9)%

Net income	$3,404	$2,005	$1,399	70%

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table provides a summary comparison of our results of operations and other metrics for the six months ended June 30, 2019 and 2018 (dollars in thousands, except per share and per OP unit amounts):

	Six Months Ended June 30,
	2019	2018
Number of properties owned and operated	57	58
Aggregate GLA (sq. ft.)(1)	4,850,942	4,949,285
Ending occupancy rate - operating portfolio(1)	89%	91%
Ending occupancy rate	89%	91%

Total revenues	$59,272	$59,258
Total operating expenses	41,699	43,326
Total other expense	12,765	11,749
Income from operations before equity investments in real estate partnerships and income tax	4,808	4,183
Equity in earnings of real estate partnership	956	1,260
Provision for income taxes	(222)	(169)
Income from continuing operations	5,542	5,274
Gain on sale of property from discontinued operations	701	—
Net Income	6,243	5,274
Less: Net income attributable to noncontrolling interests	142	138
Net income attributable to Whitestone REIT	$6,101	$5,136

Funds from operations(2)	$19,873	$19,134
Funds from operations core(3)	22,924	25,065
Property net operating income(4)	44,954	45,413
Distributions paid on common shares and OP units	23,146	22,952
Distributions per common share and OP unit	$0.5700	$0.5700
Distributions paid as a percentage of funds from operations core	101%	92%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2019 to the six months ended June 30, 2018, Same Stores include properties owned during the entire period from April 1, 2018 to June 30, 2019. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Revenue	2019	2018	Change	% Change
Same Store
Rental revenues (1)	$43,129	$42,640	$489	1%
Recoveries(2)	15,461	14,935	526	4%
Bad debt(3)	(431)	—	(431)	Not meaningful
Total rental	58,159	57,575	584	1%
Other revenues	648	624	24	4%
Same Store Total	58,807	58,199	608	1%

Non-Same Store and Management Fees
Rental revenues	—	414	(414)	Not meaningful
Recoveries	—	137	(137)	Not meaningful
Bad debt	—	—	—	Not meaningful
Total rental (4)	—	551	(551)	Not meaningful
Other revenues	—	2	(2)	Not meaningful
Management fees	465	506	(41)	(8)%
Non-Same Store and Management Fees Total	465	1,059	(594)	(56)%

Total revenue	$59,272	$59,258	$14	—%

(1)
The Same Store tenant rent increase of $489,000 resulted from the average rent per leased square foot increasing from $19.29 to $19.77 for an increase in Same Store tenant rent of $1,047,000, offset by a decrease in the average leased square feet to 4,362,777 from 4,421,857 for a decrease in Same Store tenant rent of $558,000.

(2)
The Same Store recoveries revenue increase of $526,000 resulted from an increase of $774,000 in Same Store operating and maintenance and real estate tax expenses, excluding bad debt. Same Store recoveries revenue typically increases and decreases at a similar rate to the rate of increase or decrease of operating and maintenance and real estate tax expenses, excluding bad debt.

(3)
Bad debt of $431,000 is included as a reduction of revenue for the six months ended March 31, 2019. Prior to our adoption of Topic 842 in 2019, we recognized bad debt in total operating expenses. For the six months ended June 30, 2018, the Same Store bad debt expense recognized in total operating expenses was $626,000. No bad debt expense is recognized in total operating expenses for 2019.

(4)
Non-Same Store total rental revenue decreased due to the sales of the Torrey Square and Bellnot Square properties in 2018. Please refer to Note 16 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

Operating expenses. The primary components of operating expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Operating Expenses	2019	2018	Change	% Change
Same Store
Operating and maintenance, excluding bad debt(1)	$9,122	$8,674	$448	5%
Bad debt (2)	—	626	(626)	(100)%
Real estate taxes	8,064	7,738	326	4%
Same Store total	17,186	17,038	148	1%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	105	168	(63)	(38)%
Real estate taxes (3)	—	143	(143)	(100)%
Affiliated company rents (4)	415	405	10	2%
Non-Same Store and affiliated company rents total	520	716	(196)	(27)%

Depreciation and amortization	13,076	12,567	509	4%

General and administrative (5)	10,917	13,005	(2,088)	(16)%

Total operating expenses	$41,699	$43,326	$(1,627)	(4)%

(1)
Increased operating and maintenance expenses, excluding bad debt, were primarily comprised of increases in roofing repairs, power washing, and annual tree trimming costs. The majority of the costs are recovered from our tenants.

(2)
Prior to our adoption of Topic 842 in 2019, we recorded an allowance for bad debt as a component of operating and maintenance expense. Subsequent to the adoption of Topic 842, we included the impact of tenant allowances as a reduction of revenue. Bad debt expense was $626,000 for the six months ended June 30, 2018, and for the six months ended June 30, 2019, we recorded a $431,000 reduction to Same Store revenue for tenant rent allowances.

(3)
Non-Same Store operating and maintenance and real estate tax decreases were attributable to the sales of our Torrey Square and Bellnot Square properties in 2018. Please refer to Note 16 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

(4)	Affiliated company rents are spaces that we lease from Pillarstone OP.

(5)
The general and administrative expense decrease was attributable to $2,534,000 in proxy contest fees incurred during the six months ended June 30, 2018 that did not repeat during the six months ended June 30, 2019 and a $346,000 decrease in share-based compensation expense, offset by increases of $593,000 in legal fees not related to the 2018 proxy contest, a $109,000 increase in accounting costs and $90,000 increase in other general and administrative expenses.

Other expenses (income). The primary components of other expenses (income) are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Other Expenses (Income)	2019	2018	Change	% Change

Interest expense (1)	$13,059	$12,286	$773	6%
Gain on sale of properties (2)	—	(249)	249	(100)%
Loss on sale or disposal of assets	115	253	(138)	(55)%
Interest, dividend and other investment income	(409)	(541)	132	(24)%
Total other expense	$12,765	$11,749	$1,016	9%

(1)	The increase in interest expense is primarily attributable to an increase in our average interest rate from 3.8% for the six months ended June 30, 2018 to 4.0% for the six months ended June 30, 2019.

(2)
The gain on sale of properties for the six months ended June 30, 2018 was from the sale of Bellnot Square. Please refer to Note 16 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $304,000 from $1,260,000 for the six months ended June 30, 2018 to $956,000 for the six months ended June 30, 2019. Please refer to Note 7 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Gain on sale of property from discontinued operations. During the six months ended June 30, 2019, we received a $0.7 million principal payment in connection with the sale of three office buildings we completed on December 31, 2014. In 2014, we provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred a $2.5 million gain until principal payments on the seller-financed loan are received. The purchaser of the office buildings sold the Zeta property on April 24, 2019 and paid the entire principal balance of the loan related to the Zeta property. As of June 30, 2019, we had a total of $3.5 million in deferred gains for seller-financed loans to be recognized upon receipt of principal payments. The $3.5 million in deferred gains includes amounts from the sales for Royal Crest and Featherwood discussed above and amounts from the sales of Centre South and Webster Pointe that were completed in November 2016.

Same Store, Non-Same Store and Pillarstone OP net operating income. The components of Same Store, Non-Same Store, Pillarstone OP and total property net operating income and net income are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2019	2018	Change	Percent Change
Same Store (51 properties excluding development land)
Property revenues
Rental	$58,159	$57,575	$584	1%
Management, transaction and other fees	648	624	24	4%
Total property revenues	58,807	58,199	608	1%

Property expenses
Property operation and maintenance	9,122	9,300	(178)	(2)%
Real estate taxes	8,064	7,738	326	4%
Total property expenses	17,186	17,038	148	1%

Total same store net operating income	41,621	41,161	460	1%

Non-Same Store (2 Properties excluding development land)
Property revenues
Lease revenues	—	551	(551)	Not meaningful
Management, transaction and other fees	—	2	(2)	Not meaningful
Total property revenues	—	553	(553)	Not meaningful

Property expenses
Property operation and maintenance	105	168	(63)	Not meaningful
Real estate taxes	—	143	(143)	Not meaningful
Total property expenses	105	311	(206)	Not meaningful

Total Non-Same Store net operating income (loss)	(105)	242	(347)	Not meaningful

Pro rata share of real estate partnership	3,438	4,010	(572)	(14)%

Total property net operating income	44,954	45,413	(459)	(1)%

Less total other expenses, excluding pro rata share of real estate partnership net operating income, provision for income taxes, gain on sale of properties, gain (loss) on disposal of assets and gain on sale of properties from discontinued operations	38,711	40,139	(1,428)	(4)%

Net income	$6,243	$5,274	$969	18%

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (NAREIT) (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains or losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.  We calculate FFO in a manner consistent with the NAREIT definition and also include adjustments for our unconsolidated real estate partnership.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO (NAREIT) AND FFO-CORE	2019	2018	2019	2018
Net income attributable to Whitestone REIT	$3,327	$1,954	$6,101	$5,136
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	6,544	6,224	12,939	12,431
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(2)	649	730	1,270	1,425
Loss on disposal of assets and properties of continuing operations, net	113	73	115	4
Gain on sale of assets and properties of discontinued operations, net	(701)	—	(701)	—
Loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	4	—	7	—
Net income attributable to noncontrolling interests	77	51	142	138
FFO (NAREIT)	$10,013	$9,032	$19,873	$19,134

Share-based compensation expense	$1,100	$1,489	$3,051	$3,397
Proxy contest professional fees	—	1,854	—	2,534
FFO Core	$11,113	$12,375	$22,924	$25,065

(1)	Includes pro-rata share attributable to real estate partnership.

(2)	Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2019	2018	2019	2018
Net income attributable to Whitestone REIT	$3,327	$1,954	$6,101	$5,136
General and administrative expenses	4,915	6,678	10,917	13,005
Depreciation and amortization	6,612	6,293	13,076	12,567
Equity in earnings of real estate partnership	(464)	(586)	(956)	(1,260)
Interest expense	6,526	6,313	13,059	12,286
Interest, dividend and other investment income	(164)	(284)	(409)	(541)
Provision for income taxes	104	59	222	169
Gain on sale of assets and properties of continuing operations, net	—	—	—	(249)
Gain on sale of assets and properties of discontinued operations, net	(701)	—	(701)	—
Management fee, net of related expenses	(42)	(48)	(50)	(101)
Loss on disposal of assets and properties of continuing operations, net	113	73	115	253
NOI of real estate partnership (pro rata)	1,679	1,978	3,438	4,010
Net income attributable to noncontrolling interests	77	51	142	138
NOI	$21,982	$22,481	$44,954	$45,413

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

     During the six months ended June 30, 2019, our cash provided from operating activities was $18,615,000 and our total distributions were $23,146,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $4,531,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

We had approximately $164.0 million in borrowing capacity under our 2019 Facility as of June 30, 2019. Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company.

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property® strategy through equity issuances and debt financing.

As discussed in Note 12 (Equity) to the accompanying consolidated financial statements, on June 4, 2015, we entered into the 2015 equity distribution agreements.  Pursuant to the terms and conditions of the 2015 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares into the existing trading market at current market prices or at negotiated prices through the placement agents over a period of time and from time to time, pursuant to our Registration Statement on Form S-3 (File No. 333-203727), which expired on April 29, 2018. We did not sell any common shares under the 2015 equity distribution agreements during the three and six months ended June 30, 2018.

On May 15, 2019, our new universal shelf registration statement on Form S-3 was declared effective by the SEC, allowing us to offer up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 31, 2019, we entered into the 2019 equity distribution agreements providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the three and six months ended June 30, 2019, we sold 305,139 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $3.8 million. In connection with such sales, we paid compensation of approximately $58,000 to the sales agents.

We have used and anticipate using net proceeds from common shares issued pursuant to the 2019 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $5,524,000 as of June 30, 2019, as compared to $13,786,000 on December 31, 2018.  The decrease of $8,262,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $18,615,000 for the six months ended June 30, 2019;

•	Net proceeds of $100,000,000 from issuance of bonds pursuant to the Note Agreement (as defined below);

•	Proceeds from issuance of common shares, net of offering costs of $3,711,000;

•	Net cash provided from investing activities of discontinued operations of $701,000;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $23,146,000;

•	Additions to real estate of $6,228,000;

•	Repurchase of common shares of $776,000;

•	Net payments of $90,200,000 to 2019 Facility (as defined below);

•	Payments of notes payable of $6,851,000; and

•	Payments of loan origination costs of $4,088,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2019	December 31, 2018
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,380	$9,500
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	—	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	—	50,000
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (4)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (5)	165,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$6.5 million 3.80% Note, due January 1, 2019	—	5,657
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,807	18,996
$14.0 million 4.34% Note, due September 11, 2024	13,601	13,718
$14.3 million 4.34% Note, due September 11, 2024	14,300	14,300
$15.1 million 4.99% Note, due January 6, 2024	14,526	14,643
$2.6 million 5.46% Note, due October 1, 2023	2,408	2,430
$50.0 million, 5.09% Note, due March 22, 2029	50,000	—
$50.0 million, 5.17% Note, due March 22, 2029	50,000	—
$1.2 million 4.35% Note, due November 28, 2019	619	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 1, 2023(6)	86,000	241,200
Total notes payable principal	623,641	619,444
Less deferred financing costs, net of accumulated amortization	(1,308)	(1,239)
Total notes payable	$622,333	$618,205

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

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 2 (as defined below) at 1.50%.

(4)	Promissory note includes an interest rate swap that fixed the LIBOR portion at 1.73%.

(5)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

(6)
Unsecured line of credit includes certain Pillarstone Properties as of December 31, 2018, in determining the amount of credit available under the 2018 Facility (as defined and described in more detail in Note 8 (Debt) to the accompanying consolidated financial statements) which were released from collateral during 2019.

Scheduled maturities of our outstanding debt as of June 30, 2019 were as follows (in thousands):

Year	Amount Due

2019	$1,395
2020	10,801
2021	1,611
2022	101,683
2023	113,863
Thereafter	394,288
Total	$623,641

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of June 30, 2019, the interest rate was 4.09%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2019, $351.0 million was drawn on the 2019 Facility and our unused borrowing capacity was $164.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

Distributions

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2018 and the six months ended June 30, 2019 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2019
Second Quarter	$0.2850	$11,316	$0.2850	$265	$11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$0.5700	$22,617	$0.5700	$529	$23,146

2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099

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

Off-Balance Sheet Arrangements

Guarantees. We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 7 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for information related to our guarantee of our real estate partnership’s debt.

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

Fixed Interest Rate Debt

As of June 30, 2019, $537.0 million, or approximately 87% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2019 of approximately 4.1% per annum with scheduled maturities ranging from 2019 to 2029 (see Note 8 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $23.6 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2019, $86.6 million, or approximately 14% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.9 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in additional detail in the Annual Report on Form 10-K for the year ended 2018, the Company did not maintain effective controls with respect to the application of new accounting pronouncements, including proper assessment of judgment items in complex accounting transactions. This material weakness was remediated as of June 30, 2019.

Remediation of Material Weakness

We completed and tested the following remediation efforts during the first and second quarters of 2019 with:

•
The formation and implementation of a disclosure review committee, including outside technical advisors, the Chief Financial Officer, accounting staff, and other members of management. The committee meets quarterly, at a minimum, to provide guidance and oversight to ensure the proper implementation of the enhanced internal controls regarding the adoption of new accounting pronouncements. The committee met twice and reviewed its work with the Audit Committee prior to filing of the Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and met once and reviewed its work with the Audit Committee prior to the filing of the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019.

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

As a result of the implementation of the remediation efforts above and based on our evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 16, 2019, a purported shareholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of Texas against the Company, James C. Mastandrea, and David K. Holeman, entitled Clark v. Whitestone REIT, et al., Case 4:19-cv-01379.  A second class action lawsuit was filed but was consolidated into the Clark case. The complaint alleges, among other things, that the Company and the individual defendants violated certain federal securities laws by making materially false and misleading statements in the Company’s Forms 10-Q for the first three quarterly periods of the year ended December 31, 2018 as a result of the accounting errors that required the restatement of our consolidated financial statements for the first three quarterly periods of the year ended December 31, 2018.  The purported class period runs from May 9, 2018 through February 27, 2019.  The complaint seeks, among other things, compensatory damages in an amount to be proven at trial, plus interest, attorneys’ fees, and costs.  The Company and the individual defendants believe that the claims asserted in the lawsuit are without merit and intend to vigorously defend against these claims. On July 25, 2019, the presiding judge in the case conducted a conference hearing with plaintiffs’ counsel and defendants’ counsel. At the July 25, 2019 status conference, the presiding judge appointed two claimants as co-lead plaintiffs and gave the plaintiffs 21 days to submit an amended complaint. On July 17, 2019, the Company received a demand letter from a purported shareholder containing allegations similar to those contained in the purported class action. The Company’s counsel is in communication with the purported shareholder’s counsel as to the date by which the Company should respond.

On December 12, 2017, a property owner that owns a land parcel adjacent to a Whitestone property filed suit against Whitestone Pinnacle of Scottsdale - Phase II, LLC (“Whitestone Pinnacle”) alleging that Whitestone Pinnacle has delayed the construction of their assisted living facility. The claimant has been constructing the assisted living facility over the past two years and contends that actions taken by Whitestone Pinnacle have caused the delay in the construction of the assisted living facility. In May 2019, the claimant amended their report of damages and seeks approximately $2.7 million in restitution from Whitestone Pinnacle. The Company intends to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Whitestone’s Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on From 10-Q for the quarter ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
During the three months ended June 30, 2019, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	—	$—	N/A	N/A
May 1, 2019 through May 31, 2019	—	—	N/A	N/A
June 1, 2019 through June 30, 2019	612	12.10	N/A	N/A
Total	612	$12.10

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Equity Distribution Agreement (previously filed as and incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on May 31,2019)

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2008)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2019 and 2018 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	August 5, 2019	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2019	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)