Form 10-K
period 2019-12-31
Whitestone REIT
filed 2020-03-02
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $509,334,507.
As of February 28, 2020, the registrant had 42,046,732 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2019

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us” or “our” are to Whitestone REIT and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments or conditions in Texas or Arizona, Houston and Phoenix in particular;

•	increases in interest rates, operating costs or general and administrative expenses;

•	availability and terms of capital and financing to fund our operations, distributions to shareholders and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow; and

•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all.

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

We are internally managed and, as of December 31, 2019, we wholly-owned a real estate portfolio of 58 properties that meet our Community Centered Property® strategy containing approximately 5.0 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Our consolidated property portfolio has a gross book value of approximately $1.1 billion and book equity, including noncontrolling interests, of approximately $353 million as of December 31, 2019.

Further, as of December 31, 2019, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in 8 properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

◦
Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. As of December 31, 2019, we wholly-owned 58 commercial properties, including 15 properties in Houston, eight properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

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

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company (the “non-core properties”) may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

•
Prudent Management of Capital Structure. Of our 58 properties, we currently have 50 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of debt, net of cash, to undepreciated book value of real estate assets, including our proportional share of real estate from our unconsolidated real estate partnership, that is at or less than 60%. As of December 31, 2019, our ratio of debt, net of cash, to undepreciated book value of real estate assets was 56%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2019, we owned a 97.9% interest in the Operating Partnership.

As of December 31, 2019, we wholly-owned a real estate portfolio consisting of 58 properties located in three states.  The aggregate occupancy rate of our portfolio was 90% based on GLA as of December 31, 2019.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2019, our total revenues were approximately $119.3 million.

Additionally, we, through our equity-method investment in Pillarstone, owned a majority interest in eight properties located in Dallas and Houston, Texas. The aggregate occupancy rate of the Pillarstone properties was 75% based on GLA as of December 31, 2019.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 13.4% of our total revenues for the year ended December 31, 2019. BLVD also accounted for 16.9% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2019. Of our 58 properties, 15 and 27 are located in the Houston, Texas and Phoenix, Arizona metropolitan areas, respectively.

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

Employees

As of December 31, 2019, we had 108 full-time employees.

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

World financial markets have, from time to time, experienced significant disruption. While many U.S. real estate markets have generally stabilized since the pervasive and fundamental disruptions associated with the last recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets, the financial markets have been volatile recently, and oil prices have declined dramatically over the past year. Our results of operations may be sensitive to changes in overall economic conditions that impact tenants of our properties or tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. In addition, financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events, or as a result of recent uncertainty regarding legislative and regulatory shifts relating to, among other things, taxation and trade, which we believe is likely to continue as a result of, among other things, the upcoming U.S. election, and which could adversely affect our tenants and our business in general. For example, a general reduction in consumer spending and the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, if financial and macroeconomic conditions deteriorate, or if financial markets experience significant disruption, it could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

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

Volatility or other disruption in capital markets could adversely affect our access to or the cost of debt and equity capital, which could adversely affect our acquisition and other investment activities. Disruptions could include price volatility or decreased demand in equity markets, rising interest rates, tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. As a result, we may not be able to obtain favorable equity and debt financing in the future or at all. This may impair our ability to acquire properties at favorable returns or adversely affect our returns on investments in development and re-development projects, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;

•	continuing deterioration of the brick-and-mortar retail industry;

•	over-building in our markets;

•	a reduction in rental income as the result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;

•	changes in general economic conditions or economic conditions in our markets;

•	a taking of any of our properties by eminent domain;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•	acts of God, such as hurricanes, earthquakes or floods, health and safety epidemics, such as the coranavirus outbreak and other uninsured losses;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent debt capital, which may render the sale of a property difficult or unattractive; and

•	periods of high interest rates, inflation or tight money supply.

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

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2019, 25% and 48% of our GLA was located in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area were to experience an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. In addition, a substantial component of the Houston economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston tenants.

We lease our properties to approximately 1,400 tenants and leases for approximately 10% to 20% of our GLA expire annually. Each year we face the risk of non-renewal of a significant percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2019, approximately 28% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2021. We are subject to the risk that:

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

We attempt to adequately insure all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, including as a result of climate change, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Our current geographic concentration in the Houston metropolitan area potentially increases the risk of damage to our portfolio due to hurricanes. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. In some instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for these losses. Also, to the extent we must pay unexpectedly large insurance premiums, we could suffer reduced earnings that would result in less cash to be distributed to shareholders.

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

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial conditions of some retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, health and safety concerns such as the recent coronavirus outbreak and increasing online consumer purchases.

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

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. We have experienced cyber-attacks, and while to date none of these incidents have been material to our operations, we expect to continue to face such threats in the future. We employ a number of measures to prevent, detect and mitigate these threats, but there is no guarantee such efforts will be successful in preventing future cyber-attacks. In addition, cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors that we collect in the ordinary course of our business. Laws and expectations relating to data protection and privacy vary by jurisdiction and continue to evolve, and we believe increased regulation in additional jurisdictions is likely to develop in the future. For example, the California Consumer Privacy Act (CCPA), that went into effect on January 1, 2020, requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. A cyber-attack or our ability or perceived inability to comply with regulations related to cybersecurity and/or data protection and privacy could materially and adversely affect the efficiency of our business operations, which in turn could have a material adverse effect on our reputation, competitiveness and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on management's evaluation of those controls. We may identify deficiencies in our system of internal controls over financial reporting that may require remediation. For example, we identified a material weakness in our internal controls over financial reporting as of December 31, 2018 that resulted in a material misstatement in our previously filed interim unaudited consolidated financial statements and concluded that our internal controls over financial reporting were not effective as of December 31, 2018 and that our disclosure controls and procedures were not effective as of March 31, 2018, June 30, 2018 and September 30, 2018. As a result, we restated our unaudited financial statements for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 and implemented a remediation plan for our internal controls over financial reporting and our disclosure controls and procedures. Although we believe we have adequately remediated our prior deficiencies, there can be no assurances that we will not identify future deficiencies and that any such future deficiencies may not be material weaknesses that would be required to be reported in future periods. Any deficiencies or material weaknesses could result in significant time and expense to remediate, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our shareholders.

Expectations of the Company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees and other stakeholders concerning corporate social responsibility (“CSR”), specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to CSR are inadequate. Third-party providers of CSR ratings and reports on companies have increased to meet growing investor demand for measurement of CSR performance. In addition, the criteria by which companies’ CSR practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to CSR are inadequate. We may face reputational damage in the event that our CSR procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ CSR performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2019, we had fixed rate hedges on $274.3 million of our variable rate debt, including $265 million of our unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $109.5 million as of December 31, 2019. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

As of December 31, 2019, we had outstanding indebtedness, net of cash, of $630.4 million, including, through our Operating Partnership, $100.0 million aggregate principal amount of the Notes (as defined below) and $374.5 million drawn on the 2019 Facility (as defined below). As of December 31, 2019, our unused borrowing capacity under our 2019 Facility was $140.5 million. Obligations under the Notes and the 2019 Facility are guaranteed by the Company and certain subsidiary guarantors. Our current debt agreements, including the agreements governing the Notes and the 2019 Facility, contain, and any future debt agreements may contain, a number of restrictive and financial covenants that impose significant operating and financial restrictions on us. Such restrictive covenants may significantly limit our ability to:

•	incur additional debt, including issuing guarantees;

•	incur liens;

•	make certain investments;

•	sell or otherwise dispose of assets;

•	make acquisitions;

•	engage in mergers or consolidations or certain other “change of control” transactions;

•	make distributions to our shareholders;

•	engage in restructuring activities;

•	engage in certain sale and leaseback transactions; and

•	issue or repurchase common shares or other securities.

Such agreements may also require us to satisfy other requirements, including maintaining certain financial ratios and condition tests. Our ability to meet these requirements can be affected by events beyond our control, and we may be unable to meet them. To the extent we fail to meet any such requirements and are in default under our debt obligations, our financial condition may be materially adversely affected. Further, these restrictions may limit our ability to engage in activities that could otherwise benefit us. To the extent that we are unable to engage in activities that support the growth, profitability and competitiveness of our business, our results of operations may be materially adversely affected.

We may also incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2019, we had approximately $171.4 million of mortgage debt secured by eight of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

A number of our current debt agreements, including our 2019 Facilities, have an interest rate tied to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit LIBOR quotations by the end of 2021. We cannot predict the impact of the potential phase out of LIBOR on our debt agreements and interest rates. While some of our current debt agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR on its financial condition or whether the discontinuation of LIBOR would have a material adverse effect on its results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2019, we wholly-owned 58 commercial properties, including 15 properties in Houston, eight properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.9% of our total revenues for the year ended December 31, 2019.

Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2019:

Commercial Properties	GLA	Average Occupancy as of 12/31/19	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Whitestone	4,953,571	90%	$87,290	$19.58

(1)
Calculated as the tenant’s actual December 31, 2019 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2019.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with GAAP, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2019 equaled approximately $76,000 for the month ended December 31, 2019.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2019. Excludes vacant space as of December 31, 2019.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 13.4% of our total revenues for the year ended December 31, 2019. BLVD also accounted for 16.9% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2019.

As of December 31, 2019, approximately $171.4 million of our total debt of $645.9 million was secured by 8 of our properties with a combined net book value of $270.4 million.

Location of Properties

Of our 58 wholly-owned properties, 15 are located in the greater Houston metropolitan statistical area.  These 15 properties represent 30% of our revenue for the year ended December 31, 2019. An additional 27 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 42% of our revenue for the year ended December 31, 2019.

According to the United States Census Bureau, Houston and Phoenix ranked sixth and twelfth, respectively, in the largest United States metropolitan statistical areas as of December 31, 2019. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2019.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	3.7%	3.7%	3.5%	3.6%	3.5%	3.5%
Houston (2)	4.0%	3.9%	3.6%	3.5%	3.6%	3.6%
Phoenix (2)	4.8%	4.7%	3.8%	3.7%	3.8%	3.7%	(3)

(1)	Seasonally adjusted.

(2)	Not seasonally adjusted.

(3)	Represents estimate.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2019.
Whitestone REIT and Subsidiaries Property Details As of December 31, 2019

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2019	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	86%	$826	$13.22	$12.80
Anthem Marketplace	Phoenix	2000	113,293	96%	1,756	16.15	16.04
Anthem Marketplace Phase II	Phoenix	2019	6,853	100%	63	9.19	27.58
Bissonnet Beltway	Houston	1978	29,205	85%	376	15.15	14.50
BLVD Place	Houston	2014	216,944	99%	8,739	40.69	43.48
The Citadel	Phoenix	2013	28,547	99%	502	17.76	16.42
City View Village	San Antonio	2005	17,870	100%	520	29.10	29.10
Davenport Village	Austin	1999	128,934	97%	3,250	25.99	25.71
Desert Canyon	Phoenix	2000	62,533	95%	873	14.70	14.38
Eldorado Plaza	Dallas	2004	219,287	97%	3,201	15.05	15.17
Fountain Hills	Phoenix	2009	111,289	88%	1,626	16.60	16.52
Fountain Square	Phoenix	1986	118,209	80%	1,741	18.41	17.86
Fulton Ranch Towne Center	Phoenix	2005	120,575	92%	1,881	16.96	18.93
Gilbert Tuscany Village	Phoenix	2009	49,415	100%	975	19.73	19.02
Gilbert Tuscany Village Hard Corner	Phoenix	2009	14,603	100%	124	8.49	8.90
Heritage Trace Plaza	Dallas	2006	70,431	98%	1,536	22.25	22.51
Headquarters Village	Dallas	2009	89,134	79%	2,149	30.52	30.86
Keller Place	Dallas	2001	93,541	95%	1,002	11.28	11.22
Kempwood Plaza	Houston	1974	91,302	97%	1,139	12.86	13.45
La Mirada	Phoenix	1997	147,209	86%	2,845	22.47	23.06
Las Colinas Village	Dallas	2000	104,919	86%	2,403	26.63	27.29
Lion Square	Houston	2014	117,592	90%	1,496	14.14	13.07
The Marketplace at Central	Phoenix	2012	111,130	99%	1,037	9.43	8.99
Market Street at DC Ranch	Phoenix	2003	244,888	98%	4,846	20.19	19.95
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	85%	1,644	16.29	16.35
Paradise Plaza	Phoenix	1983	125,898	90%	1,421	12.54	13.22
Parkside Village North	Austin	2005	27,045	100%	826	30.54	30.87
Parkside Village South	Austin	2012	90,101	91%	2,173	26.50	26.55
Pima Norte	Phoenix	2007	35,110	58%	368	18.07	19.20
Pinnacle of Scottsdale	Phoenix	1991	113,108	96%	2,260	20.81	21.25
Pinnacle Phase II	Phoenix	2017	27,063	100%	750	27.71	26.16
The Promenade at Fulton Ranch	Phoenix	2007	98,792	88%	1,279	14.71	15.46
Providence	Houston	1980	90,327	96%	975	11.24	11.29
Quinlan Crossing	Austin	2012	109,892	96%	2,389	22.65	23.50
Seville	Phoenix	1990	90,042	78%	2,361	33.62	34.24
Shaver	Houston	1978	21,926	100%	342	15.60	15.55
Shops at Pecos Ranch	Phoenix	2009	78,767	79%	1,704	27.38	26.47
Shops at Starwood	Dallas	2006	55,385	97%	1,446	26.92	29.37
The Shops at Williams Trace	Houston	1985	132,991	94%	1,996	15.97	15.73
South Richey	Houston	1980	69,928	100%	757	10.83	10.85
Spoerlein Commons	Chicago	1987	41,455	82%	691	20.33	20.83
Starwood Phase II	Dallas	2016	35,351	86%	1,102	36.25	35.66

Whitestone REIT and Subsidiaries Property Details As of December 31, 2019

Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2019	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
The Strand at Huebner Oaks	San Antonio	2000	73,920	97%	1,639	22.86	22.80
SugarPark Plaza	Houston	1974	95,032	100%	1,222	12.86	13.03
Sunridge	Houston	1979	49,359	79%	528	13.54	12.54
Sunset at Pinnacle Peak	Phoenix	2000	41,530	82%	606	17.79	18.56
Terravita Marketplace	Phoenix	1997	102,733	52%	1,198	22.43	21.68
Town Park	Houston	1978	43,526	100%	1,002	23.02	22.01
Village Square at Dana Park	Phoenix	2009	323,026	86%	6,357	22.88	22.74
Westchase	Houston	1978	50,332	88%	642	14.49	14.04
Williams Trace Plaza	Houston	1983	129,222	93%	1,858	15.46	15.24
Windsor Park	San Antonio	2012	196,458	97%	1,879	9.86	9.58
Woodlake Plaza	Houston	1974	106,169	62%	969	14.72	14.16
Total/Weighted Average - Whitestone Properties			4,953,571	90%	87,290	19.58	19.77

Land Held for Development:
BLVD Phase II-B	Houston	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Land Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average - Whitestone Properties			4,953,571	90%	$87,290	$19.58	$19.77

(1)
Calculated as the tenant’s actual December 31, 2019 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2019. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2019 equaled approximately $76,000 for the month ended December 31, 2019.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2019. Excludes vacant space as of December 31, 2019.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2019, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2019.

(4)	As of December 31, 2019, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2019, based upon consolidated annualized rental revenues at December 31, 2019.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Austin, Houston and Phoenix	$2,498	2.9%	11/14/1982, 5/8/1991, 7/1/2000, 4/1/2014, 4/1/2014 and 10/19/16	2021, 2021, 2022, 2024, 2025 and 2034
Whole Foods Market	Houston	2,042	2.3%	9/3/2014	2035
Frost Bank	Houston	1,910	2.2%	7/1/2014	2024
Newmark Real Estate of Houston LLC	Houston	1,029	1.2%	10/1/2015	2026
Walgreens & Co. (3)	Houston and Phoenix	946	1.1%	11/14/1982, 11/2/1987, 8/24/1996 and 11/3/1996	2022, 2027, 2049 and 2056
Verizon Wireless (4)	Houston and Phoenix	917	1.0%	8/16/1994, 2/1/2004, 5/10/2004, 1/27/2006 and 5/1/2014	2020, 2022, 2023, 2024 and 2024
Bashas' Inc. (5)	Phoenix	848	1.0%	10/9/2004 and 4/1/2009	2024 and 2029
Alamo Drafthouse Cinema	Austin	690	0.8%	2/1/2012	2027
Dollar Tree (6)	Houston and Phoenix	628	0.7%	8/10/1999, 6/29/2001, 11/8/2009, 12/17/2009, and 5/21/2013	2021, 2023, 2025, 2025 and 2027
Wells Fargo & Company (7)	Phoenix	565	0.6%	10/24/1996 and 4/16/1999	2022 and 2023
Kroger Co.	Dallas	483	0.6%	12/15/2000	2022
Ruth's Chris Steak House Inc.	Phoenix	466	0.5%	1/1/1991	2030
Regus Corporation	Houston	442	0.5%	5/23/2014	2025
Paul's Ace Hardware	Phoenix	427	0.5%	3/1/2008	2023
Original Ninfas LP	Houston	395	0.5%	8/29/2018	2029
		$14,286	16.4%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2019 for each applicable tenant multiplied by 12.

(2)
As of December 31, 2019, we had six leases with the same tenant occupying space at properties located in Phoenix, Houston and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $1,047,000, which represents approximately 1.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $43,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2021, was $344,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2025, was $321,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $318,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2021, was $425,000, which represents approximately 0.5% of our total annualized base rental revenue.

(3)
As of December 31, 2019, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $189,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $181,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.3% of our total annualized rental revenue.

(4)
As of December 31, 2019, we had five leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on August 16, 1994, and is scheduled to expire in 2020, was $21,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on January 27, 2006, and is scheduled to expire in 2023, was $132,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 1, 2004, and is scheduled to expire in 2024, was $38,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 1, 2014, and is scheduled to expire in 2024, was $719,000, which represents approximately 0.8% of our total annualized rental revenue. The annualized rental revenue for the lease that commenced on May 10, 2004, and is scheduled to expire in 2022, was $6,000, which represents less than 0.1% of our total annualized base rental revenue.

(5)
As of December 31, 2019, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $119,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $729,000, which represents approximately 0.8% of our total annualized base rental revenue.

(6)
As of December 31, 2019, we had five leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2025, was $88,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2025, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2021, was $169,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 21, 2013, and is scheduled to expire in 2023, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $151,000, which represents approximately 0.2% of our total annualized base rental revenue.

(7)
As of December 31, 2019, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2022, was $131,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2023, was $434,000, which represents approximately 0.5% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2019
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2020	408	779,390	15.7%	$14,195	16.2%
2021	222	607,382	12.3%	11,402	13.0%
2022	203	678,521	13.7%	12,816	14.6%
2023	164	497,112	10.0%	10,352	11.8%
2024	182	676,861	13.7%	14,018	16.0%
2025	83	380,917	7.7%	6,354	7.3%
2026	31	203,577	4.1%	4,228	4.8%
2027	30	177,173	3.6%	3,588	4.1%
2028	21	107,029	2.2%	2,444	2.8%
2029	25	177,331	3.6%	3,360	3.8%
Total	1,369	4,285,293	86.6%	$82,757	94.4%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of February 28, 2020, we had 42,046,732 common shares of beneficial interest outstanding held by a total of 982 shareholders of record.

On February 28, 2020, the closing price of our common shares reported on the NYSE was $12.29 per share.

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The following table summarizes all of these repurchases during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	—	$—	N/A	N/A
November 1, 2019 through November 30, 2019	—	—	N/A	N/A
December 1, 2019 through December 31, 2019	—	—	N/A	N/A
Total	—	$—

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”) and to the Morgan Stanley Capital International US REIT Index (“REIT Index”) from December 31, 2014 to December 31, 2019. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index and REIT Index was $100 at December 31, 2014 and that all dividends were reinvested. The closing price of our common shares on December 31, 2014 (on which the graph is based) was $15.11. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	(in thousands, except per share and per square foot data)
	2019	2018	2017	2016	2015
Operating Data:
Revenues	$119,251	$119,863	$125,959	$104,437	$93,416
Operating expenses	85,305	86,391	93,299	80,471	71,408
Interest expense	26,285	25,177	23,651	19,239	14,910
Gain on sale of property	(853)	(4,629)	(16)	(3,357)	—
Loss on disposal of assets	215	82	183	96	185
Interest, dividend and other investment income	(659)	(1,055)	(410)	(429)	(313)
Income from operations before equity investments in real estate partnerships and income tax	8,958	13,897	9,252	8,417	7,226
Equity in earnings of real estate partnership	15,076	8,431	—	—	—
Provision for income tax	(400)	(347)	(386)	(289)	(372)
Profit sharing expense	—	—	(278)	(15)	—
Income from continuing operations	23,634	21,981	8,588	8,113	6,854
Income from discontinued operations	—	—	—	—	11
Gain on sale of properties from discontinued operations	594	—	—	—	—
Net income	24,228	21,981	8,588	8,113	6,865
Less: net income attributable to noncontrolling interests	545	550	254	182	116
Net income attributable to Whitestone REIT	$23,683	$21,431	$8,334	$7,931	$6,749

	Year Ended December 31,
	(in thousands, except per share data and per square foot and occupancy)
	2019	2018	2017	2016	2015
Earnings per share - basic
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.57	$0.54	$0.22	$0.26	$0.25
Income from discontinued operations attributable to Whitestone REIT	0.02	—	—	—	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.59	$0.54	$0.22	$0.26	$0.25
Earnings per share - diluted
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.56	$0.52	$0.22	$0.26	$0.24
Income from discontinued operations attributable to Whitestone REIT	0.01	—	—	—	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.57	$0.52	$0.22	$0.26	$0.24
Balance Sheet Data:
Real estate (net)	$962,022	$938,938	$1,018,420	$813,052	$745,958
Other assets	94,238	89,934	51,748	38,327	36,127
Total assets	$1,056,260	$1,028,872	$1,070,168	$851,379	$782,085
Liabilities	$703,162	$669,722	$711,764	$583,751	$535,094
Whitestone REIT shareholders’ equity	345,317	350,456	347,604	255,687	242,974
Noncontrolling interest in subsidiary	7,781	8,694	10,800	11,941	4,017
	$1,056,260	$1,028,872	$1,070,168	$851,379	$782,085
Other Data:
Proceeds from issuance of common shares	$21,244	$—	$118,412	$30,014	$49,649
Acquisitions of and additions to real estate (1)	$48,047	$11,638	$231,120	$91,785	$163,050
Distributions per share (2)	$1.13	$1.14	$1.13	$1.13	$1.13
Funds from operations (3)	$38,026	$39,398	$35,039	$27,031	$26,696
Total occupancy at year end	90%	90%	88%	87%	87%
Average aggregate GLA	4,859	4,925	6,403	5,837	5,734
Average rent per square foot	$19.58	$18.81	$16.81	$15.45	$14.62

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

The following table sets forth a reconciliation of net income to FFO, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands)
	2019	2018	2017	2016	2015
Net income attributable to Whitestone REIT	$23,683	$21,431	$8,334	$7,931	$6,749
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets (2)	26,468	25,401	26,290	22,179	19,646
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(3)	2,362	2,903	—	—	—
Loss (gain) on sale or disposal of assets (2)	(638)	(4,547)	167	(3,261)	185
Gain on sale of assets and properties of discontinued operations, net	(594)	—	—	—	—
Gain on sale or disposal of properties or assets of real estate partnership (pro rata)(3)	(13,800)	(6,340)	—	—	—
Net income attributable to redeemable operating partnership units (2)	545	550	254	182	116
FFO	$38,026	$39,398	$35,045	$27,031	$26,696

(1) Includes pro rata share attributable to real estate partnership in 2019 and 2018.

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

As of December 31, 2019, we wholly-owned 58 commercial properties consisting of:

Consolidated Operating Portfolio

•
53 properties that meet our Community Centered Properties® strategy containing approximately 5.0 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $943.6 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $18.4 million.

As of December 31, 2019, we had an aggregate of 1,400 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.9% of our total revenues for the year ended December 31, 2019.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 317 new and renewal leases during 2019, totaling 952,780 square feet and $88.0 million in total lease value.

We employed 108 full-time employees as of December 31, 2019.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of December 31, 2019, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $119,251,000 for the year ended December 31, 2019 as compared to $119,863,000 for the year ended December 31, 2018, a decrease of $612,000, or 1%.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. We expect this trend to continue in 2020.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2019, approximately 28% of our GLA was subject to leases that expire prior to December 31, 2021.  Over the last three years, we have renewed expiring leases with respect to approximately 80% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Dispositions. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy. For example, in 2016, we sold three properties in the greater Houston area. In 2018, we sold two properties in the greater Houston area, and Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three properties in the greater Houston area. In 2019,

Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold another portfolio of three properties in the greater Houston area.

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

As of December 31, 2019, we owned approximately 81.4% of the total outstanding Pillarstone OP Units, which we account for under the equity method. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. See Note 5 Investment in Real Estate Partnership to the accompanying consolidated financial statements for more information on our accounting treatment of our investment in Pillarstone OP.

Property Acquisitions. On December 6, 2019, we acquired Las Colinas Village, a property that meets our Community Centered Property® strategy, for $34.8 million in cash and net prorations. Las Colinas Village, a 104,919 square foot property, was 86% leased at the time of purchase and is located in Irving, Texas.

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

Leasing Activity

As of December 31, 2019, we wholly-owned 58 properties with 4,953,571 square feet of GLA, which were approximately 90% occupied. The following is a summary of the Company’s leasing activity for the year ended December 31, 2019:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	202	707,320	4.0	$1.60	$17.66	$17.34	10.2%
New Leases	46	79,177	5.0	9.22	22.20	21.86	9.6%
Total/Average	248	786,497	4.1	$2.37	$18.12	$17.80	10.1%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Total
Renewal Leases	208	726,246	4.0	$1.73	$17.62
New Leases	109	226,534	5.1	14.28	20.95
Total/Average	317	952,780	4.3	$4.71	$18.41

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

(4)	Contractual minimum rent under the new lease for the first month, excluding concessions.

(5)	Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company’s capital expenditures, excluding property acquisitions, for the years ended December 31 (in thousands):

	2019	2018
Capital expenditures:
Tenant improvements and allowances	$4,989	$4,622
Developments / redevelopments	4,041	4,142
Leasing commissions and costs	2,568	2,113
Maintenance capital expenditures	4,213	2,874
Total capital expenditures	$15,811	$13,751

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

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP pays us management fees for property management, leasing and day-to-day advisory and administrative services. Their obligations are satisfied over time. Pillarstone OP is billed monthly and typically pays quarterly. Revenues are governed by the Management Agreements (as defined in Note 5 to our accompanying consolidated financial statements). Refer to Note 5 to our accompanying consolidated financial statements for additional information regarding the Management Agreements with Pillarstone OP. Additionally, we recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

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

Equity Method. For the years prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method. In accordance with the FASB guidance applicable to sales of real estate or interests therein, specifically FASB ASC 360-20, “Real Estate Sales,” Topic 606, “Revenue from Contracts with Customers” and ASC 610, “Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets,” we adopted Topic 606 and ASC 610 as of January 1, 2018, resulting in the derecognition of the underlying assets and liabilities associated with the Contribution (defined below) as of January 1, 2018 and the recognition of the Company’s investment in Pillarstone OP under the equity method. See Note 5 to our accompanying consolidated financial statements for additional disclosure on Pillarstone OP.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2019, approximately $500,000 and $320,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2018, approximately

$574,000 and $365,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2017, approximately $439,000 and $277,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2019.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of ASC No. 842, Leases (“Topic 842”), as of January 1, 2019 we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of December 31, 2019 and 2018, we had an allowance for uncollectible accounts of $11.2 million and $9.7 million, respectively. For the year ending December 31, 2019, we recorded an adjustment to rental revenue in the amount of $1.5 million. For the year ending December 31, 2018 and 2017, we recorded bad debt expense in the amount of $1.4 million and $2.3 million, respectively.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2019, 2018 and 2017, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $653.7 million and $618.6 million as compared to the book value of approximately $645.9 million and $619.4 million as of December 31, 2019 and 2018, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0.1 million and $0.3 million as compared to the book value of approximately $0.1 million and $0.3 million as of December 31, 2019 and 2018, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2019 and 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2019, we consider our cash flow hedges to be highly effective.

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance. The standard also required an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also required certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million. See Note 5 to our accompanying consolidated financial statements for further details.

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

We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Each tenant is included in one of several portfolios and an allowance is calculated using the calculation methodology for the respective portfolio. With the adoption of Topic 842, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

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

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adding guidance for partial sales of nonfinancial assets and clarifying recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million. See Note 5 to our accompanying consolidated financial statements for further details.

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

During the year ended December 31, 2019, our cash provided from operating activities was $47,748,000 and our total dividends and distributions paid were $46,682,000. Therefore, we had cash flow from operations in excess of distributions of approximately $1,066,000. The 2019 Facility included a $300 million unsecured borrowing capacity under a revolving credit facility, two $50 million term loans and one $100 million term loan. The 2019 Facility also included an accordion feature that allowed the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2019 Facility will provide adequate capital for our distributions, working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $15,643,000 at December 31, 2019, as compared to $13,786,000 at December 31, 2018.  The increase of $1,857,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $47,748,000 for the year ended December 31, 2019;

•	Proceeds of $100,000,000 from issuance of bonds pursuant to the Note Agreement (as defined below);

•	Proceeds from issuance of common shares, net of offering costs of $21,124,000;

•	Net cash provided from investing activities of discontinued operations of $594,000;

•	Net proceeds from financed receivable due from related party of $5,661,000;

Uses of Cash

•	Payment of dividends and distributions to common shareholders and OP unit holders of $46,682,000;

•	Acquisitions of real estate of $34,804,000;

•	Additions to real estate of $13,243,000;

•	Payments of loan origination costs of $2,970,000;

•	Net payments of $66,700,000 to the 2019 Facility;

•	Payments of notes payable of $8,095,000; and

•	Repurchase of common shares of $776,000.

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

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the year ended December 31, 2019, we sold 1,612,389 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $21.2 million. In connection with such sales, we paid compensation of approximately $324,000 to the sales agents.

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

Debt

Debt consisted of the following as of the dates indicated (in thousands):

	December 31,
Description	2019	2018
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,260	$9,500
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	—	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	—	50,000
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (4)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (5)	165,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$6.5 million 3.80% Note, due January 1, 2019	—	5,657
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,616	18,996
$14.0 million 4.34% Note, due September 11, 2024	13,482	13,718
$14.3 million 4.34% Note, due September 11, 2024	14,243	14,300
$15.1 million 4.99% Note, due January 6, 2024	14,409	14,643
$2.6 million 5.46% Note, due October 1, 2023	2,386	2,430
$50.0 million, 5.09% Note, due March 22, 2029	50,000	—
$50.0 million, 5.17% Note, due March 22, 2029	50,000	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023 (6)	109,500	241,200
Total notes payable principal	645,896	619,444
Less deferred financing costs, net of accumulated amortization	(1,197)	(1,239)
	$644,699	$618,205

(1)
Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 25, 2018 through September 24, 2020.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 4, 2017 and 1.75% beginning February 3, 2017 through October 30, 2020.

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2019, the interest rate on the 2019 Revolver was 3.35%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of December 31, 2019, $374.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $140.5 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

As of December 31, 2019, our $171.4 million in secured debt was collateralized by eight properties with a carrying value of $270.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  In 2018, we were not in compliance with respect to the tangible Net Worth covenant as defined in the 2018 Facility and had received two waivers in 2018. Had we been unable to obtain a waiver or other suitable relief from the lenders under the 2018 Facility, an Event of Default (as defined in the 2018 Facility) would have occurred, permitting the lenders holding a majority of the commitments under the 2018 Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. The 2019 Facility and the Notes contain similar tangible Net Worth covenants that reset at a new threshold and change the definition of Net Worth to add back accumulated depreciation. However, we can make no assurances that we will be in compliance with these covenants or other covenants under the 2019 Facility or the Notes in future periods or, if we are not in compliance, that we will be able to obtain a waiver. As of December 31, 2019, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2019 were as follows (in thousands):

Amount Due
Year	(in thousands)

2020	$10,951
2021	1,611
2022	101,683
2023	137,363
2024	228,573
Thereafter	165,715
Total	$645,896

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

Contractual Obligations

As of December 31, 2019, we had the following contractual obligations (see Note 9 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2020)	1 - 3 years (2021 - 2022)	3 - 5 years (2023 - 2024)	More than 5 years (after 2024)
Long-Term Debt - Principal	$645,896	$10,951	$103,294	$365,936	$165,715
Long-Term Debt - Fixed Interest	107,674	21,742	41,975	26,746	17,211
Long-Term Debt - Variable Interest (1)	13,633	4,544	9,089	—	—
Unsecured Credit Facility - Unused commitment fee (2)	1,077	351	702	24	—
Operating Lease Obligations	212	126	82	4	—
Related Party Rent Lease Obligations	1,170	790	380	—	—
Total	$769,662	$38,504	$155,522	$392,710	$182,926

(1)
As of December 31, 2019, we had one loan totaling $109.5 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.90%, which reflects our new interest rates under our 2019 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2019, of 1.76%.

(2)
The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2019 balance of $374.5 million.

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

During 2019, we paid distributions to our common shareholders and OP unit holders of $46.7 million, compared to $46.1 million in 2018.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2019 and 2018:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table provides a general comparison of our results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	Year ended December 31,
	2019	2018
Number of properties owned and operated	58	57
Aggregate GLA (sq. ft.)(1)	4,848,652	4,841,660
Ending occupancy rate - operating portfolio(1)	90%	90%
Ending occupancy rate	90%	90%

Total revenues	$119,251	$119,863
Total operating expenses	85,305	86,391
Total other expense	24,988	19,575
Income from operations before equity investments in real estate partnerships and income tax	8,958	13,897
Equity in earnings of real estate partnership	15,076	8,431
Provision for income taxes	(400)	(347)
Income from continuing operations	23,634	21,981
Income from discontinued operations	594	—
Net income	24,228	21,981
Less: Net income attributable to noncontrolling interests	545	550
Net income attributable to Whitestone REIT	$23,683	$21,431

Funds from operations(2)	$38,026	$39,398
Funds from operations core(3)	44,935	48,778
Property net operating income(4)	88,578	89,949
Distributions paid on common shares and OP units	46,682	46,099
Distributions per common share and OP unit	$1.1400	$1.1400

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations and funds from operations core to net income, see “Funds From Operations” below.

(3)	For a reconciliation of funds from operations core to net income, see “FFO Core” below.

(4)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the the year ended December 31, 2019 to the the year ended December 31, 2018, Same Stores include properties owned during the entire period from January 1, 2018 to December 31, 2019. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Revenue	2019	2018	Change	% Change
Same Store
Rental revenues (1)	$86,555	$86,046	$509	1%
Recoveries(2)	31,670	30,588	1,082	4%
Bad debt(3)	(1,461)	—	(1,461)	Not meaningful
Total rental	116,764	116,634	130	0%
Other revenues (4)	1,286	1,387	(101)	(7)%
Same Store Total	118,050	118,021	29	0%

Non-Same Store and Management Fees
Rental revenues	196	598	(402)	(67)%
Recoveries	77	232	(155)	(67)%
Bad debt	(23)	—	(23)	Not meaningful
Total rental (5)	250	830	(580)	(70)%
Other revenues	96	4	92	Not meaningful
Management fees (6)	855	1,008	(153)	(15)%
Non-Same Store and Management Fees Total	1,201	1,842	(641)	(35)%

Total revenue	$119,251	$119,863	$(612)	(1)%

(1)
The Same Store tenant rent increase of $509,000 resulted from a decrease of $324,000 from the decrease in the average leased square feet to 4,382,812 from 4,399,134, offset by increase of $833,000 from the average rent per leased square foot increasing from $19.56 to $19.75.

(2)	The Same Store recoveries revenue increase of $1,082,000 is primarily attributable to increases in Same Store real estate taxes and property maintenance costs.

(3)
Same Store bad debt of $1,461,000 is included as a reduction of revenue for the year ended December 31, 2019. Prior to our adoption of Topic 842 in 2019, we recognized bad debt in total operating expenses. For the year ended December 31, 2018, the Same Store bad debt expense recognized in total operating expenses was $1,466,000. No bad debt expense is recognized in total operating expenses for 2019.

(4)	The decrease in Same Store other revenues is primarily comprised of decreased lease termination fees.

(5)
Non-Same Store total rental revenue for the year ended December 31, 2019 was primarily generated from our acquisition of the Las Colinas Village property on December 6, 2019. Non-Same Store total rental revenue for the year ended December 31, 2018 was generated from the Torrey Square and Bellnott Square properties prior to their sales during 2018. Please refer to Note 4 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property acquisitions and property sales.

(6)
On December 27, 2018, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three properties. The decrease in management fees is primarily due to less properties under management.

Operating expenses. The primary components of operating expenses for the year ended December 31, 2019 and 2018 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Operating Expenses	2019	2018	Change	% Change
Same Store
Operating and maintenance, excluding bad debt	$19,655	$18,672	$983	5%
Bad debt (1)	—	1,466	(1,466)	(100)%
Real estate taxes	16,245	16,146	99	1%
Same Store total	35,900	36,284	(384)	(1)%

Non-Same Store and affiliated company rents
Operating and maintenance	143	131	12	9%
Real estate taxes (2)	48	216	(168)	(78)%
Affiliated company rents (3)	813	800	13	2%
Non-Same Store and affiliated company rents total	1,004	1,147	(143)	(12)%

Depreciation and amortization	26,740	25,679	1,061	4%

General and administrative (4)	21,661	23,281	(1,620)	(7)%

Total operating expenses	$85,305	$86,391	$(1,086)	(1)%

(1)
Prior to our adoption of Topic 842 in 2019, we recorded an allowance for bad debt as a component of operating and maintenance expense. Subsequent to the adoption of Topic 842, we included the impact of tenant allowances as a reduction of revenue. Bad debt expense was $1,466,000 for the year ended December 31, 2018, and for the year ended December 31, 2019, we recorded a $1,461,000 reduction to Same Store revenue for tenant rent allowances.

(2)
Non-Same Store real estate tax expense for the year ended December 31, 2019 resulted from our acquisition of our Las Colinas Village property on December 6, 2019. Non-Same Store real estate tax expense for the year ended December 31, 2018 was incurred from the Torrey Square and Bellnott Square properties prior to their sales during 2018. Please refer to Note 4 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property acquisitions and property sales.

(3)	Affiliated company rents are spaces that we lease from Pillarstone OP.

(4)
The general and administrative expense decrease was attributable to a $2,534,000 reduction in professional fees and other expenses incurred in connection with our 2018 Annual Meeting of Shareholders and a $275,000 decrease in share-based compensation expense, offset by increases of $812,000 in legal fees, $171,000 of salaries and benefits, net of allocated costs, and $206,000 in other general and administrative expenses. Please refer to Note 17 (Commitments and Contingencies) and Note 15 (Incentive Share Plan) to the accompanying consolidated financial statements for more information regarding legal fees and share-based compensation expense.

Other expenses (income). The primary components of other expenses (income) for the year ended December 31, 2019 and 2018 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Other Expenses (Income)	2019	2018	Change	% Change

Interest expense (1)	$26,285	$25,177	$1,108	4%
Gain on sale of properties (2)	(853)	(4,629)	3,776	(82)%
Loss on sale or disposal of assets	215	82	133	162%
Interest, dividend and other investment income (3)	(659)	(1,055)	396	(38)%
Total other expense	$24,988	$19,575	$5,413	28%

(1)
The $1,108,000 increase in interest expense is attributable to an increase in our effective interest rate to 4.02% for the year ended December 31, 2019 as compared to 3.89% for the year ended December 31, 2018, resulting in a $844,000 increase in interest expense, and an increase in our average outstanding notes payable balance of $6,733,000 that resulted in $262,000 in increased interest expense. Amortization of loan fees increased interest expense by $2,000 for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

(2)
During the year ended December 31, 2019, we received an $0.8 million principal payment in connection with the sale of two retail buildings we completed on November 29, 2016. In 2016, we provided seller-financing for the retail buildings, Webster Pointe and Centre South, and deferred a $1.7 million gain until principal payments on the seller-financed loan are received. The purchaser of the retail buildings sold the Webster Pointe property on November 15, 2019 and paid the entire principal balance of the loan related to Webster Pointe. As of December 31, 2019, we had a total of $2.7 million in deferred gains for seller-financed loans to be recognized upon receipt of principal payments. The $2.7 million in deferred gains includes amounts from the sale for Centre South discussed above and amounts from the sales of Royal Crest and Featherwood discussed below.

On September 24, 2018, we completed the sale of Torrey Square, located in Houston, Texas, for $8.7 million. We recorded a gain on sale of $4.4 million. On February 27, 2018, we completed the sale of Bellnott Square, located in Houston, Texas, for $4.7 million. We recorded a gain on sale of $0.3 million. We have not included Bellnott Square or Torrey Square in discontinued operations as neither property sale meets the definition of discontinued operations. Please refer to Note 4 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

(3)
The $396,000 decrease in interest, dividend and other investment income was primarily comprised of a $411,000 decrease in interest income from our financed receivable from Pillarstone OP. As of December 31, 2019, the balance of the financed receivable from Pillarstone OP was paid off, and we do not expect to receive any interest income from financed receivables with Pillarstone OP in 2020.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, increased $6,645,000 from $8,431,000 for the year ended December 31, 2018 to $15,076,000 for the year ended December 31, 2019. Please refer to Note 5 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Gain on sale of property from discontinued operations. During the year ended December 31, 2019, we received a $0.7 million principal payment in connection with the sale of three office buildings we completed on December 31, 2014. In 2014, we provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred a $2.5 million gain until principal payments on the seller-financed loan are received. The purchaser of the office buildings sold Zeta on April 24, 2019 and paid the entire principal balance of the loan related to Zeta. As of December 31, 2019, we had a total of $2.7 million in deferred gains for seller-financed loans to be recognized upon receipt of principal payments. The $2.7 million in deferred gains includes amounts from the sale for Royal Crest and Featherwood discussed above and amounts from the sale of Centre South that was completed in November 2016.
.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Same Store (51 properties, excluding development land)
Property revenues
Rental	$116,764	$116,634	$130	—%
Management, transaction and other fees	1,286	1,387	(101)	(7)%
Total property revenues	118,050	118,021	29	—%

Property expenses
Property operation and maintenance	19,655	20,138	(483)	(2)%
Real estate taxes	16,245	16,146	99	1%
Total property expenses	35,900	36,284	(384)	(1)%

Total property revenues less total property expenses	82,150	81,737	413	1%

Same Store straight line rent adjustments	(1,110)	(2,125)	1,015	(48)%
Same Store amortization of above/below market rents	(761)	(1,018)	257	(25)%
Same Store lease termination fees	(576)	(729)	153	(21)%

Same Store NOI(1)	$79,703	$77,865	$1,838	2%

(1)	See below for a reconciliation of property net operating income to net income.

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2019	2018
Net income attributable to Whitestone REIT	$23,683	$21,431
General and administrative expenses	21,661	23,281
Depreciation and amortization	26,740	25,679
Equity in earnings of real estate partnership	(15,076)	(8,431)
Interest expense	26,285	25,177
Interest, dividend and other investment income	(659)	(1,055)
Provision for income taxes	400	347
Gain on sale of assets and properties of continuing operations, net	(853)	(4,629)
Gain on sale of assets and properties of discontinued operations, net	(594)	—
Management fee, net of related expenses	(42)	(208)
Loss on disposal of assets and properties of continuing operations, net	215	82
NOI of real estate partnership (pro rata)	6,273	7,725
Net income attributable to noncontrolling interests	545	550
NOI	$88,578	$89,949
Non-Same Store NOI (1)	(155)	(487)
NOI of real estate partnership (pro rata)	(6,273)	(7,725)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	82,150	81,737
Same Store straight line rent adjustments	(1,110)	(2,125)
Same Store amortization of above/below market rents	(761)	(1,018)
Same Store lease termination fees	(576)	(729)
Same Store NOI (2)	$79,703	$77,865

(1)
We define “Non-Same Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the twelve months ended December 31, 2019 to the twelve months ended December 31, 2018, Non-Same Stores include properties acquired between January 1, 2018 and December 31, 2019 and properties sold between January 1, 2018 and December 31, 2019, but not included in discontinued operations.

(2)
We define “Same Stores” as properties that have been owned during the entire period being compared. For purposes of comparing the twelve months ended December 31, 2019 to the twelve months ended December 31, 2018, Same Stores include properties owned before January 1, 2018 and not sold before December 31, 2019. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table provides a general comparison of our results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017
Number of properties owned and operated	57	59
Aggregate GLA (sq. ft.)(1)	4,841,660	5,023,215
Ending occupancy rate - operating portfolio(1)	90%	91%
Ending occupancy rate	90%	90%

Total revenues	$119,863	$125,959
Total operating expenses	86,391	93,299
Total other expense	19,575	23,408
Income before equity investments in real estate partnerships, income tax, and profit sharing expense	13,897	9,252
Equity in earnings of real estate partnership	8,431	—
Provision for income taxes	(347)	(386)
Profit sharing expense	—	(278)
Net income	21,981	8,588
Less: Net income attributable to noncontrolling interests	550	254
Net income attributable to Whitestone REIT	$21,431	$8,334

Funds from operations(2)	$39,398	$35,045
Funds from operations core(3)	48,778	47,096
Property net operating income (4)	89,949	83,849
Distributions paid on common shares and OP units	46,099	41,713
Distributions per common share and OP unit	$1.1400	$1.1400

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations and funds from operations core to net income, see “Funds From Operations” below.

(3)	For a reconciliation of funds from operations core to net income, see “FFO Core” below.

(4)	For an explanation and reconciliation of property net operating income to net income, see “Property Net Operating Income” below.

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

Operating and maintenance and real estate taxes.  Our operating and maintenance and real estate tax expenses were $37,431,000 for the year ended December 31, 2018, as compared to $42,110,000 for the year ended December 31, 2017, a decrease of $4,679,000, or 11%. Operating and maintenance and real estate tax expenses for the year ended December 31, 2018 included Same Store and Non-Same Store amounts of $30,794,000 and $6,637,000, respectively. Operating and maintenance and real estate tax expenses for the year ended December 31, 2017 included Same Store and Non-Same Store amounts of $30,833,000 and $4,102,000, respectively. The primary components of total operating and maintenance and real estate tax expenses, Same Store operating and maintenance and real estate tax expenses and Non-Same Store operating and maintenance and real estate tax expenses are detailed in the tables below (in thousands):

Overall Operating Maintenance and Real Estate	Year Ended December 31,		Increase	% Increase
Tax Expenses	2018	2017	(Decrease)	(Decrease)
Real estate taxes	$16,362	$17,897	$(1,535)	(9)%
Utilities	4,470	5,514	(1,044)	(19)%
Contract services	7,017	7,186	(169)	(2)%
Repairs and maintenance	3,900	5,052	(1,152)	(23)%
Bad debt	1,391	2,356	(965)	(41)%
Labor and other	4,291	4,105	186	5%
Total	$37,431	$42,110	$(4,679)	(11)%

Same Store Operating Maintenance and Real	Year Ended December 31,		Increase	% Increase
Estate Tax Expenses	2018	2017	(Decrease)	(Decrease)
Real estate taxes	$13,253	$13,032	$221	2%
Utilities	3,816	3,935	(119)	(3)%
Contract services	5,602	5,278	324	6%
Repairs and maintenance	3,571	3,830	(259)	(7)%
Bad debt	1,361	1,867	(506)	(27)%
Labor and other	3,191	2,891	300	10%
Total	$30,794	$30,833	$(39)	—%

Non-Same Store Operating Maintenance and Real	Year Ended December 31,		Increase	% Increase
Estate Tax Expenses	2018	2017	(Decrease)	(Decrease)
Real estate taxes	$3,109	$2,273	$836	37%
Utilities	654	417	237	57%
Contract services	1,415	764	651	85%
Repairs and maintenance	329	309	20	6%
Bad debt	30	100	(70)	(70)%
Labor and other	1,100	239	861	360%
Total	$6,637	$4,102	$2,535	62%

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

General and administrative.  General and administrative expenses decreased approximately $668,000 for the year ended December 31, 2018 as compared to 2017. The decrease in general and administrative expenses included decreased share-based compensation expense costs of $3,668,000, decreased acquisition costs of $832,000, and decreased other expenses of $407,000, offset by increased professional fees primarily resulting from a proxy contest at our 2018 annual meeting of shareholders of $2,099,000, increased salaries and benefits, net of allocated costs of $2,080,000, and increased marketing costs of $60,000

Other expenses.  Our other expenses were $19,575,000 for the year ended December 31, 2018, as compared to $23,408,000 for the year ended December 31, 2017, a decrease of $3,833,000, or 16%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,			Increase	% Increase
	2018	2017		(Decrease)	(Decrease)
Interest expense	$25,177	$23,651		$1,526	6%
Gain on sale of properties	(4,629)	(16)		(4,613)	Not Meaningful
Loss on sale or disposal of assets	82	183		(101)	(55)%
Interest, dividend and other investment income	(1,055)	(410)		(645)	157%
Total other expenses	$19,575	$23,408	—	$(3,833)	(16)%

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

Gain on sale of properties. On September 24, 2018, we completed the sale of Torrey Square, located in Houston, Texas, for $8.7 million. We recorded a gain on sale of $4.4 million. On February 27, 2018, we completed the sale of Bellnott Square, located in Houston, Texas, for $4.7 million. We recorded a gain on sale of $0.3 million. We have not included Bellnott Square or Torrey Square in discontinued operations as neither property sales meets the definition of discontinued operations. Please refer to Note 4 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property sales.

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

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Same Store (49 properties excluding development land)
Property revenues
Rental revenues	$72,454	$71,987	$467	1%
Other revenues	26,130	24,746	$1,384	6%
Total property revenues	98,584	96,733	1,851	2%

Property expenses
Property operation and maintenance	16,741	17,801	(1,060)	(6)%
Real estate taxes	13,253	13,032	221	2%
Total property expenses	29,994	30,833	(839)	(3)%

Total property revenues less total property expenses	68,590	65,900	2,690	4%

Same Store straight line rent adjustments	(1,168)	(2,264)	1,096	(48)%
Same Store amortization of above/below market rents	(172)	(365)	193	(53)%
Same Store lease termination fees	(595)	(537)	(58)	11%

Same Store NOI(1)	$66,655	$62,734	$3,921	6%

(1)	See below for a reconciliation of property net operating income to net income.

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2018	2017
Net income attributable to Whitestone REIT	$21,431	$8,334
General and administrative expenses	23,281	23,949
Depreciation and amortization	25,679	27,240
Equity in earnings of real estate partnership	(8,431)	—
Interest expense	25,177	23,651
Interest, dividend and other investment income	(1,055)	(410)
Provision for income taxes	347	386
Gain on sale of assets and properties of continuing operations, net	(4,629)	(16)
Management fee, net of related expenses	(208)	—
Profit sharing expense	—	278
Loss on disposal of assets and properties of continuing operations, net	82	183
NOI of real estate partnership (pro rata)	7,725	—
Net income attributable to noncontrolling interests	550	254
NOI	$89,949	$83,849
Non-Same Store NOI (1)	(13,634)	(9,683)
Pillarstone OP properties NOI	—	(8,266)
NOI of real estate partnership (pro rata)	(7,725)	—
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	68,590	65,900
Same Store straight line rent adjustments	(1,168)	(2,264)
Same Store amortization of above/below market rents	(172)	(365)
Same Store lease termination fees	(595)	(537)
Same Store NOI (2)	$66,655	$62,734

(1)
We define “Non-Same Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the twelve months ended December 31, 2018 to the twelve months ended December 31, 2017, Non-Same Stores include properties acquired between January 1, 2017 and December 31, 2018 and properties sold between January 1, 2017 and December 31, 2018, but not included in discontinued operations.

(2)
We define “Same Stores” as properties that have been owned during the entire period being compared. For purposes of comparing the twelve months ended December 31, 2018 to the twelve months ended December 31, 2017, Same Stores include properties owned before January 1, 2017 and not sold before December 31, 2018. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO AND FFO CORE	2019	2018	2017
Net income attributable to Whitestone REIT	$23,683	$21,431	$8,334
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	26,468	25,401	26,290
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(2)	2,362	2,903	—
Gain on disposal of assets and properties of continuing operations, net	(638)	(4,547)	—
Gain on sale of assets and properties of discontinued operations, net	(594)	—	—
(Gain) loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	(13,800)	(6,340)	167
Net income attributable to noncontrolling interests	545	550	254
FFO	$38,026	$39,398	$35,045

Share-based compensation expense	$6,483	$6,758	$10,426
Proxy contest professional fees	—	2,534	—
Early debt extinguishment costs of real estate partnership	426	88	—
Acquisition costs	—	—	1,625
FFO Core	$44,935	$48,778	$47,096

(1)	Includes pro-rata share attributable to real estate partnership.

(2)	Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2019	2018	2017
Net income attributable to Whitestone REIT	$23,683	$21,431	$8,334
General and administrative expenses	21,661	23,281	23,949
Depreciation and amortization	26,740	25,679	27,240
Equity in earnings of real estate partnership	(15,076)	(8,431)	—
Interest expense	26,285	25,177	23,651
Interest, dividend and other investment income	(659)	(1,055)	(410)
Provision for income taxes	400	347	386
Gain on sale of assets and properties of continuing operations, net	(853)	(4,629)	(16)
Gain on sale of assets and properties of discontinued operations, net	(594)	—	—
Management fee, net of related expenses	(42)	(208)	—
Profit sharing expense	—	—	278
Loss on disposal of assets and properties of continuing operations, net	215	82	183
NOI of real estate partnership (pro rata)	6,273	7,725	—
Net income attributable to noncontrolling interests	545	550	254
NOI	$88,578	$89,949	$83,849

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

Off-Balance Sheet Arrangements

Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 5 to the accompanying consolidated financial statements for information related to our guarantees of our real estate partnership’s debt as of December 31, 2019 and 2018.

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

Fixed Interest Rate Debt

As of December 31, 2019, $536.4 million, or approximately 83%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2019 of approximately 4.1% per annum with expirations ranging from 2020 to 2029 (see Note 9 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $21.6 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2019, $109.5 million, or approximately 17%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $1.1 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2019, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting disclosed below, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective as of December 31, 2018 at the reasonable assurance level referenced above. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost benefit relationship of possible controls and procedures.

Previously Identified Material Weakness

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

•
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
As a result of the material weakness described above, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. This material weakness was remediated as of June 30, 2019.

Remediation of Material Weakness in Internal Control over Financial Reporting

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

As a result of the implementation of the remediation efforts above and based on our evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of material weakness discussed above.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2020 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2020 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	1,792,528	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	1,792,528

(1)
Excludes 1,135,172 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “2008 Plan”) and 1,575,418 common shares granted pursuant to our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).

(2)
At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Plan. The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired. Pursuant to the 2008 Plan, the maximum aggregate number of common shares that were issuable under the 2008 Plan was increased upon each issuance of common shares by the Company so that at any time the maximum number of shares that were issuable under the 2008 Plan equaled 12.5% of the aggregate number of common shares of the Company and OP units issued and outstanding (other than units issued to or held by the Company).

(3)	Excludes 8,333 restricted common shares issued to trustees outside the 2008 Plan.
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2020 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2020 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2020 Annual Meeting of Shareholders.

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

Item 16. Form 10-K Summary.

None.

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.8*	Articles of Amendment

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

4.1*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended

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

Exhibit No.	Description

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

________________________

*    Filed herewith.
**    Furnished herewith.

***    Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (v) the Notes to Consolidated Financial Statements.

+   Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITESTONE REIT
Date:	March 2, 2020	By:	/s/ James C. Mastandrea
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

March 2, 2020	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 2, 2020	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 2, 2020	/s/ Nandita Berry
Nandita Berry, Trustee

March 2, 2020	/s/ Jeffrey A. Jones
Jeffrey A. Jones, Trustee

March 2, 2020	/s/ Donald F. Keating
Donald F. Keating, Trustee

March 2, 2020	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

March 2, 2020	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 2, 2020	/s/ David F. Taylor
David F. Taylor, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows of the Company, and our report dated March 2, 2020, expressed an unqualified opinion on the Company’s consolidated financial statements.
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
Houston, Texas
March 2, 2020

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Real estate assets, at cost
Property	$1,099,955	$1,052,238
Accumulated depreciation	(137,933)	(113,300)
Total real estate assets	962,022	938,938
Investment in real estate partnership	34,097	26,236
Cash and cash equivalents	15,530	13,658
Restricted cash	113	128
Escrows and acquisition deposits	8,388	8,211
Accrued rents and accounts receivable, net of allowance for doubtful accounts	22,854	21,642
Receivable due from related party	477	394
Financed receivable due from related party	—	5,661
Unamortized lease commissions, legal fees and loan costs	8,960	6,698
Prepaid expenses and other assets(1)	3,819	7,306
Total assets	$1,056,260	$1,028,872
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$644,699	$618,205
Accounts payable and accrued expenses(2)	39,336	33,729
Payable due to related party	307	58
Tenants' security deposits	6,617	6,130
Dividends and distributions payable	12,203	11,600
Total liabilities	703,162	669,722
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 41,492,117 and 39,778,029 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	41	39
Additional paid-in capital	554,816	527,662
Accumulated deficit	(204,049)	(181,361)
Accumulated other comprehensive gain (loss)	(5,491)	4,116
Total Whitestone REIT shareholders' equity	345,317	350,456
Noncontrolling interest in subsidiary	7,781	8,694
Total equity	353,098	359,150
Total liabilities and equity	$1,056,260	$1,028,872

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

December 31,
2019	2018

(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$1,328	N/A

(2) Operating lease liabilities (related to adoption of Topic 842)	$1,331	N/A

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Revenues
Rental(1)	$117,014	$117,464	$124,792
Management, transaction, and other fees	2,237	2,399	1,167
Total revenues	119,251	119,863	125,959

Operating expenses
Depreciation and amortization	26,740	25,679	27,240
Operating and maintenance	20,611	21,069	24,213
Real estate taxes	16,293	16,362	17,897
General and administrative(2)	21,661	23,281	23,949
Total operating expenses	85,305	86,391	93,299

Other expenses (income)
Interest expense	26,285	25,177	23,651
Gain on sale of properties	(853)	(4,629)	(16)
Loss on sale or disposal of assets	215	82	183
Interest, dividend and other investment income	(659)	(1,055)	(410)
Total other expense	24,988	19,575	23,408

Income before equity investments in real estate partnerships and income tax	8,958	13,897	9,252

Equity in earnings of real estate partnership	15,076	8,431	—
Provision for income tax	(400)	(347)	(386)
Profit sharing expense	—	—	(278)
Income from continuing operations	23,634	21,981	8,588

Gain on sale of property from discontinued operations	594	—	—
Income from discontinued operations	594	—	—

Net income	24,228	21,981	8,588

Less: Net income attributable to noncontrolling interests	545	550	254

Net income attributable to Whitestone REIT	$23,683	$21,431	$8,334

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017

Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.57	$0.54	$0.22
Income from discontinued operations attributable to Whitestone REIT	0.02	0.00	0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.59	$0.54	$0.22
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.56	$0.52	$0.22
Income from discontinued operations attributable to Whitestone REIT	0.01	0.00	0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.57	$0.52	$0.22

Weighted average number of common shares outstanding:
Basic	40,184	39,274	35,428
Diluted	41,462	40,612	36,255

Consolidated Statements of Comprehensive Income

Net income	$24,228	$21,981	$8,588

Other comprehensive gain (loss)

Unrealized gain (loss) on cash flow hedging activities	(9,828)	1,192	2,022
Unrealized gain on available-for-sale marketable securities	—	18	118

Comprehensive income	14,400	23,191	10,728

Less: Net income attributable to noncontrolling interests	545	550	254
Less: Comprehensive gain (loss) attributable to noncontrolling interests	(221)	30	63

Comprehensive income attributable to Whitestone REIT	$14,076	$22,611	$10,411

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

Year Ended December 31,
2019	2018	2017

(1) Rental
Rental revenues	$86,750	$86,644	$94,568
Recoveries	31,748	30,820	30,224
Bad debt	(1,484)	N/A	N/A
Total rental	$117,014	$117,464	$124,792

(2) Bad debt included in operating and maintenance expenses prior to adoption of Topic 842	N/A	$1,391	$2,340

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2016	29,468	$29	$396,494	$(141,695)	$859	$255,687	1,103	$11,941	$267,628
Exchange of noncontrolling interest OP units for common shares	19	—	206	—	—	206	(19)	(206)	—
Issuance of common shares under dividend reinvestment plan	9	—	127	—	—	127	—	—	127
Issuance of common shares - ATM Program, net of offering costs	1,324	1	18,516	—	—	18,517	—	—	18,517
Issuance of common shares - overnight offering, net of offering costs	8,019	8	99,887	—	—	99,895	—	—	99,895
Repurchase of common shares (2)	(324)	—	(4,339)	—	—	(4,339)	—	—	(4,339)
Share-based compensation	707	—	10,410	—	—	10,410	—	—	10,410
Distributions	—	—	—	(43,323)	—	(43,323)	—	(1,239)	(44,562)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	1,962	1,962	—	60	2,022
Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	115	115	—	3	118
Reallocation of ownership percentage between parent and subsidiary	—	—	13	—	—	13	—	(13)	—
Net income	—	—	—	8,334	—	8,334	—	254	8,588
Balance, December 31, 2017	39,222	38	521,314	(176,684)	2,936	347,604	1,084	10,800	358,404

Impact of change in accounting principal:
ASU 2014-09(1)	—	—	—	19,119	—	19,119	—	—	19,119
Balance January 1, 2018	39,222	38	521,314	(157,565)	2,936	366,723	1,084	10,800	377,523
Exchange of noncontrolling interest OP units for common shares	155	1	1,545	—	—	1,546	(155)	(1,546)	—
Issuance of common shares under dividend reinvestment plan	10	—	133	—	—	133	—	—	133
Exchange offer costs	—	—	(126)	—	—	(126)	—	—	(126)
Repurchase of common shares (2)	(160)	—	(1,961)	—	—	(1,961)	—	—	(1,961)
Share-based compensation	551	—	6,742	—	—	6,742	—	—	6,742
Distributions	—	—	—	(45,227)	—	(45,227)	—	(1,125)	(46,352)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	1,162	1,162	—	30	1,192
Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	18	18	—	—	18
Reallocation of ownership percentage between parent and subsidiary	—	—	15	—	—	15	—	(15)	—
Net income	—	—	—	21,431	—	21,431	—	550	21,981
Balance, December 31, 2018	39,778	$39	$527,662	$(181,361)	$4,116	$350,456	929	$8,694	$359,150
See the accompanying notes to consolidated financial statements.
Exchange of noncontrolling interest OP units for common shares	20	$—	$186	$—	$—	$186	(20)	$(186)	$—
Issuance of common shares under dividend reinvestment plan	10	—	137	—	—	137	—	—	137
Issuance of common shares - ATM Program, net of offering costs	1,612	2	21,244	—	—	21,246	—	—	21,246
Exchange offer costs	—	—	(120)	—	—	(120)	—	—	(120)
Repurchase of common shares (2)	(65)	—	(776)	—	—	(776)	—	—	(776)
Share-based compensation	137	—	6,483	—	—	6,483	—	—	6,483
Distributions	—	—	—	(46,371)	—	(46,371)	—	(1,051)	(47,422)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(9,607)	(9,607)	—	(221)	(9,828)
Net income	—	—	—	23,683	—	23,683	—	545	24,228
Balance, December 31, 2019	41,492	$41	$554,816	$(204,049)	$(5,491)	$345,317	909	$7,781	$353,098

(1)
Represents the impact of change in accounting principal for our modified retrospective adoption of ASU 2014-09. See Note 2 of the notes to the consolidated financial statements for additional disclosure.

(2)
During the years ended December 31, 2019, 2018 and 2017, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income from continuing operations	$23,634	$21,981	$8,588
Net income from discontinued operations	594	—	—
Net income	24,228	21,981	8,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,740	25,679	27,240
Amortization of deferred loan costs	1,095	1,092	1,283
Amortization of notes payable discount	—	—	508
Loss on sale of marketable securities	—	20	91
Gain on sale or disposal of assets and properties	(638)	(4,547)	167
Bad debt	1,484	1,391	2,340
Share-based compensation	6,483	6,741	10,410
Equity in earnings of real estate partnership	(15,076)	(8,431)	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(177)	(295)	(3,570)
Accrued rents and accounts receivable	(2,998)	(1,893)	(5,430)
Receivable due from (to) related party	(83)	610	—
Distributions from real estate partnership	6,926	1,324	—
Unamortized lease commissions, legal fees and loan costs	(1,824)	(1,676)	(2,299)
Prepaid expenses and other assets	(4,163)	1,175	168
Accounts payable and accrued expenses	5,609	(2,429)	1,337
Payable due to (from) related party	249	(1,621)	—
Tenants' security deposits	487	436	565
Net cash provided by operating activities	47,748	39,557	41,398
Cash flows from investing activities:
Acquisitions of real estate	(34,804)	—	(125,468)
Additions to real estate	(13,243)	(11,638)	(17,575)
Proceeds from sales of properties	—	12,574	26
Proceeds from financed receivable due from related party	5,661	9,812	—
Investment in real estate partnership	—	—	(2,394)
Proceeds from sales of marketable securities	—	30	513
Net cash provided by (used in) investing activities	(42,386)	10,778	(144,898)
Net cash provided by investing activities of discontinued operations	594	—	—
Cash flows from financing activities:
Distributions paid to common shareholders	(45,627)	(44,944)	(40,472)
Distributions paid to OP unit holders	(1,055)	(1,155)	(1,241)
Proceeds from issuance of common shares, net of offering costs	21,244	—	118,412
Payments of exchange offer costs	(120)	(126)	—
Proceeds from bonds payable	100,000	—	—
Net proceeds from (payments of) credit facility	(66,700)	9,000	45,600
Repayments of notes payable	(8,095)	(2,543)	(11,543)
Payments of loan origination costs	(2,970)	(30)	(695)
Repurchase of common shares	(776)	(1,961)	(4,339)
Net cash used in financing activities	(4,099)	(41,759)	105,722
Net increase in cash, cash equivalents and restricted cash	1,857	8,576	2,222
Cash, cash equivalents and restricted cash at beginning of period	13,786	5,210	2,988
Cash, cash equivalents and restricted cash at end of period (1)	$15,643	$13,786	$5,210

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Supplemental Disclosures (in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,360	$24,610	$22,541
Cash paid for taxes	$396	$304	$337
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$234	$937	$1,036
Financed insurance premiums	$1,238	$1,273	$1,115
Value of shares issued under dividend reinvestment plan	$137	$133	$127
Value of common shares exchanged for OP units	$186	$1,546	$206
Change in fair value of available-for-sale securities	$—	$18	$118
Change in fair value of cash flow hedge	$(9,828)	$1,192	$2,022
Reallocation of ownership percentage between parent and subsidiary	$—	$15	$13
Debt issued with acquisitions of real estate	$—	$—	$80,000
Property received as termination fee	$—	$250	$—

	December 31,
	2019	2018	2017
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,530	$13,658	$5,005
Restricted cash	113	128	205
Total cash, cash equivalents and restricted cash	$15,643	$13,786	$5,210

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2019, 2018 and 2017, we owned 58, 57, and 73 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of December 31, 2019, these properties consist of:

Consolidated Operating Portfolio

•	53 wholly-owned properties that meet our Community Centered Properties® strategy; and

•	five parcels of land held for future development.

As of December 31, 2019, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2019, 2018 and 2017, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Equity Method. For the years prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method. We adopted Topic 606 and ASC 610 as of January 1, 2018, resulting in the derecognition of the underlying assets and

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

liabilities associated with the Contribution (defined below) as of January 1, 2018 and the recognition of the Company’s investment in Pillarstone OP under the equity method. See Note 5 for additional disclosure on Pillarstone OP.

As of December 31, 2019, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA. We own 81.4% of the total outstanding units of Pillarstone OP. We also manage the day-to-day operations of Pillarstone OP. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $6.5 million, $6.8 million and $10.4 million in share-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively.
At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Plan. The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which was the day after the 2008 Plan expired.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations and comprehensive income. Additionally, we have tenants who pay real estate taxes directly to the taxing authority. We exclude these costs paid directly by the tenant to third parties on our behalf from revenue recognized and the associated property operating expense.

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP pays us management fees for property management, leasing and day-to-day advisory and administrative services. Their obligations are satisfied over time. Pillarstone OP is billed monthly and typically pays quarterly. Revenues are governed by the Management Agreements (as defined in Note 5). Refer to Note 5 to our accompanying consolidated financial statements for additional information regarding the Management Agreements with Pillarstone OP. Additionally, we recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2019 and 2018 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings.

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

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2019, approximately $500,000 and $320,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2018, approximately $574,000 and $365,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2017, approximately $439,000 and $277,000 in interest expense and real estate taxes, respectively, were capitalized.

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
December 31, 2019

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings, respectively.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2019.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of ASC No. 842, Leases (“Topic 842”), as of January 1, 2019 we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2019 and 2018, we had an allowance for uncollectible accounts of $11.2 million and $9.7 million, respectively. For the year ending December 31, 2019, we recorded an adjustment to rental revenue in the amount of $1.5 million. For the year ending December 31, 2018 and 2017, we recorded bad debt expense in the amount of $1.4 million and $2.3 million, respectively.

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

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2019, 2018 and 2017, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.4 million, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $653.7 million and $618.6 million as compared to the book value of approximately $645.9 million and $619.4 million as of December 31, 2019 and 2018, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0.1 million and $0.3 million as compared to the book value of approximately $0.1 million and $0.3 million as of December 31, 2019 and 2018, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2019 and 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2019, we consider our cash flow hedges to be highly effective.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance. The standard also required an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also required certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million. See Note 5 for further details.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

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

•
Apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the lease standard with a cumulative-effect adjustment as of that date. Prior comparative periods would not be adjusted under this method.

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

We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Each tenant is included in one of several portfolios and an allowance is calculated using the calculation methodology for the respective portfolio. With the adoption of Topic 842, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

those fiscal years. We adopted this guidance effective January 1, 2018, and we have reconciled cash and cash equivalents and restricted cash and restricted cash equivalents on a retrospective basis, whereas under the previous guidance, we reported restricted cash and restricted cash equivalents under cash flows from financing activities.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a prospective basis beginning January 1, 2018 and believe the majority of our future acquisitions will qualify as asset acquisitions and the associated transaction costs will be capitalized as opposed to expensed under previous guidance. For the year ending December 31, 2019, we capitalized $0.1 million in associated transaction costs.

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adding guidance for partial sales of nonfinancial assets and clarifying recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018 and have derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and have recognized the Company’s investment in Pillarstone OP under the equity method of accounting. The Company made an adjustment which decreased the Company’s accumulated deficit as of January 1, 2018 by $19.1 million. See Note 5 for further details.

3. MARKETABLE SECURITIES

In January 2018, we sold all of our remaining marketable securities and had no marketable securities as of December 31, 2019.

During the year ended December 31, 2018, available-for-sale securities were sold for total proceeds of $30,000. The gross realized losses on these sales totaled $20,000. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

4.  REAL ESTATE

As of December 31, 2019, we owned 58 commercial properties in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 5.0 million square feet of gross leasable area (“GLA”). Five of the 58 commercial properties are land parcels held for future development.

Property Acquisitions. On December 6, 2019, we acquired Las Colinas Village, a property that meets our Community Centered Property® strategy, for $34.8 million in cash and net prorations. Las Colinas Village, a 104,919 square foot property, was 86% leased at the time of purchase and is located in Irving, Texas. Revenue and net income attributable to Las Colinas of $0.3 million and $0.2 million, respectively, have been included in our results of operations for the year ended December 31, 2019.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended December 31, 2019, 2018 and 2017 were acquired on January 1, 2017. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Total revenues	$122,286	$123,243	$137,043
Net income	$24,047	$21,876	$11,217
Net income attributable to Whitestone REIT (1)	$23,502	$21,326	$10,888

Basic Earnings Per Share:	$0.58	$0.54	$0.28

Diluted Earnings Per Share:	$0.57	$0.52	$0.27

Weighted-average common shares outstanding:
Basic (2)	40,184	39,274	37,933
Diluted (2)	41,462	40,612	38,760

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

Acquisition costs. Acquisition-related costs of $0.1 million are capitalized in real estate assets in our balance sheets for the year ended December 31, 2019. Acquisition-related costs of $0.0 million and $1.6 million are included in general and administrative expenses in our statements of operations and comprehensive income for the year ended December 31, 2018 and 2017, respectively.

Development properties. As of December 31, 2019, we had substantially completed construction at our Anthem Marketplace Phase II property. As of December 31, 2019, we had incurred approximately $1.4 million in construction costs. The 6,853 square foot Community Centered Property® was 100% occupied as of December 31, 2019 and is located in Phoenix, Arizona, and adjacent to Anthem Marketplace.

As of December 31, 2018, we had substantially completed construction at our Pinnacle of Scottsdale Phase II property. As of December 31, 2018, we had incurred approximately $5.5 million in construction costs, including approximately $0.6 million in previously capitalized interest and real estate taxes. The 27,063 square foot Community Centered Property® was 100% leased at December 31, 2018 and is located in Scottsdale, Arizona, adjacent to Pinnacle of Scottsdale.

As of December 31, 2018, we had substantially completed construction at our Shops at Starwood Phase III property. As of December 31, 2018, we had incurred approximately $8.4 million in construction costs, including approximately $1.1 million in previously capitalized interest and real estate taxes. The 35,351 square foot Community Centered Property® was 72% leased at December 31, 2018 and is located in Frisco, Texas, a northern suburb of Dallas, Texas, adjacent to Shops at Starwood.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

On November 15, 2019, we received a $0.8 million principal payment in connection with the sale of two retail buildings we completed on November 29, 2016. We recorded a gain on sale of $0.8 million. In 2016, we provided seller-financing for the retail buildings, Webster Pointe and Centre South, and deferred a $1.7 million gain until principal payments on the seller-financed loan are received. The purchaser of the retail buildings sold Webster Pointe on November 15, 2019 and paid the entire principal balance of the loan related to the property. We have not included the gain in discontinued operations as it did not meet the definition of discontinued operations at the date of the sale.

On April 24, 2019, we received a $0.7 million principal payment in connection with the sale of three office buildings we completed on December 31, 2014. We recorded a gain on sale of $0.7 million. In 2014, we provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred a $2.5 million gain until principal payments on the seller-financed loan are received. The purchaser of the office buildings sold Zeta on April 24, 2019 and paid the entire principal balance of the loan related to the property. We have included the gain in discontinued operations as it did meet the definition of discontinued operations at the date of sale.

Hurricane Harvey. In August 2017, Hurricane Harvey impacted the South Texas region, including Houston, Texas. The majority of our Houston properties incurred minor damage and as a result, we recorded approximately $0.5 million in Harvey related repairs in property operation and maintenance expense for the year ended December 31, 2017.

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of December 31, 2019.

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

As of December 31, 2019, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. In connection with the Contribution, in December 2016, we determined that we were the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under an OP Unit purchase agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we accounted for Pillarstone OP as a VIE and fully consolidated it in our consolidated financial statements for the year ended December 31, 2016 and in the subsequent periods.

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

In connection with the preparation and review of the Company’s financial statements for the quarter ended March 31, 2018, the Company concluded, after consultation with the Company’s outside advisors, that it would be prudent to seek the pre-clearance from the Staff of the SEC’s Office of the Chief Accountant (“OCA”) of the proposed treatment of Pillarstone OP in the Company’s financial statements for such quarter. Accordingly, in April 2018, the Company submitted a letter to the OCA seeking their concurrence with the Company’s determinations that it maintained its status as the primary beneficiary of Pillarstone OP and, accordingly, should continue to consolidate Pillarstone OP in its financial statements for the quarter ended March 31, 2018 in accordance with GAAP. After further correspondence, including telephonic meetings between the Company, its advisors and the OCA, the OCA informed the Company that it objected to the conclusions that the Company was the primary beneficiary of Pillarstone OP and was required to consolidate it in the Company’s financial statements since the Contribution in December 2016 and during the subsequent periods.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

a new section, ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” which effectively superseded industry specific accounting guidance applicable to real estate transactions.

As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method for the periods after December 31, 2017.

The table below presents the real estate partnership investment in which the Company held an ownership interest (in thousands):

		The Company’s Investment as of December 31,
		2019	2018
Real estate partnership	Ownership Interest
Pillarstone OP(1)(2)	81.4%	$34,097	$26,236
Total real estate partnership(3)		$34,097	$26,236

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

(3) Representing eight property interests and 0.9 million square feet of GLA, as of December 31, 2019, and 11 property interests and 1.3 million square feet of GLA, as of December 31, 2018.

On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three properties in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds to make a large distribution to Whitestone of $5.4 million after customary closing deductions, to pay off mortgage debt on the three properties, and pay off the remaining $5.7 million of its $15.5 million loan from Whitestone. Included in 2019 equity in earnings from real estate partnership is a $13.8 million gain related to this sale.

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

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Year Ended December 31,
	2019	2018

Pillarstone OP	$15,076	$8,431

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Assets:
Real estate, net	$50,338	$72,661
Other assets	6,742	6,617
Total assets	57,080	79,278
Liabilities and equity:
Notes payable	15,434	47,064
Other liabilities	3,575	4,322
Equity	38,071	27,892
Total liabilities and equity	57,080	79,278
Company’s share of equity	31,008	22,717
Cost of investment in excess of the Company’s share of underlying net book value	3,089	3,519
Carrying value of investment in real estate partnership	$34,097	$26,236

	Year Ended December 31,
	2019	2018
Rental revenues	$14,253	$17,180
Property expenses	(9,045)	(6,687)
Other expenses	(3,449)	(7,848)
Gain on sale of properties or disposal of assets	16,943	7,839
Net income	$18,702	$10,484

The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for both years ended December 31, 2019 and 2018 was $108,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income statement.

As a result of the adoption of Topic 606 and ASC 610, the Company recognized the Company’s investment in Pillarstone OP under the equity method for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, Pillarstone OP was accounted for using the profit-sharing method.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

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

The Company's maximum exposure to loss relating to Pillarstone OP is limited to its investment in Pillarstone OP and its guarantee of promissory notes issued to Pillarstone OP. Since the date of the Contribution, the Company has not provided financial support to Pillarstone OP that it was not previously contractually required to provide under the Management Agreements. The Company's maximum exposure to loss relating to Pillarstone OP as of December 31, 2017 was as follows (in thousands):

Net carrying value	$14,421
OP Unit Purchase Agreement	3,000
Notes payable	48,840
Maximum exposure to loss	$66,261

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value and is recorded on the the Company’s consolidated balance sheet as a liability. The Company amortizes the guarantee liability into income over seven years. For the years ended December 31, 2019, 2018, and 2017, the amortization of the guarantee liability were $182,000, $106,000, and $112,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

6.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2019	2018
Tenant receivables	$16,741	$14,686
Accrued rents and other recoveries	16,983	16,423
Allowance for doubtful accounts	(11,173)	(9,746)
Other receivables	303	279
Totals	$22,854	$21,642

7.  UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2019	2018
Leasing commissions	$9,868	$8,789
Deferred legal cost	393	406
Deferred financing cost	3,908	4,076
Total cost	14,169	13,271
Less: leasing commissions accumulated amortization	(4,200)	(3,534)
Less: deferred legal cost accumulated amortization	(179)	(125)
Less: deferred financing cost accumulated amortization	(830)	(2,914)
Total cost, net of accumulated amortization	$8,960	$6,698

     A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs	Deferred Financing Costs	Total
2020	$1,593	$59	$900	$2,552
2021	1,365	45	900	2,310
2022	1,117	35	839	1,991
2023	853	22	220	1,095
2024	612	20	192	824
Thereafter	128	33	27	188
Total	$5,668	$214	$3,078	$8,960

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

8.  LEASES

Effective January 1, 2019, we adopted the new lease accounting guidance in Topic 842. As the lessee and lessor, we have elected the package of practical expedients permitted in Topic 842. See Note 2 for additional disclosure on Topic 842.

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2019 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2020	$83,552
2021	72,507
2022	60,766
2023	48,812
2024	36,988
Thereafter	110,496
Total	$413,121

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to four years.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in existence as of December 31, 2019 in which we are the lessee (in thousands):

Years Ended December 31,	Minimum Future Rents
2020	$919
2021	412
2022	50
2023	4
Total undiscounted rental payments	1,385
Less imputed interest	54
Total lease liabilities	$1,331

For the year ended December 31, 2019, the total lease costs were $952,000. The weighted average remaining lease term for our operating leases was 1.7 years at December 31, 2019. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at December 31, 2019.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

Prior to the adoption of Topic 842, we lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants’ gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, and contingent rents) under noncancelable operating leases in existence as of December 31, 2018 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2019	$81,149
2020	70,181
2021	59,550
2022	48,431
2023	37,327
Thereafter	122,102
Total	$418,740

Prior to the adoption of Topic 842, as of December 31, 2018, we had the following lease obligations (in thousands):

		Payment due by period
Lease Obligations	Total	Less than 1 year (2019)	1 - 3 years (2020 - 2021)	3 - 5 years (2022 - 2023)	More than 5 years (after 2023)
Operating Lease Obligations	185	85	100	—	—
Related Party Rent Lease Obligations	963	441	522	—	—
Total	$1,148	$526	$622	$—	$—

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

9.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2019	2018
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,260	$9,500
$50.0 million, 1.75% plus 1.35% to 1.90% Note, due October 30, 2020 (2)	—	50,000
$50.0 million, 1.50% plus 1.35% to 1.90% Note, due January 29, 2021 (3)	—	50,000
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (4)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (5)	165,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$6.5 million 3.80% Note, due January 1, 2019	—	5,657
$19.0 million 4.15% Note, due December 1, 2024	19,000	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,616	18,996
$14.0 million 4.34% Note, due September 11, 2024	13,482	13,718
$14.3 million 4.34% Note, due September 11, 2024	14,243	14,300
$15.1 million 4.99% Note, due January 6, 2024	14,409	14,643
$2.6 million 5.46% Note, due October 1, 2023	2,386	2,430
$50.0 million, 5.09% Note, due March 22, 2029	50,000	—
$50.0 million, 5.17% Note, due March 22, 2029	50,000	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023 (6)	109,500	241,200
Total notes payable principal	645,896	619,444
Less deferred financing costs, net of accumulated amortization	(1,197)	(1,239)
	$644,699	$618,205

(1)
Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 25, 2018 through September 24, 2020.

(2)
Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 1 (as defined below) at 0.84% through February 3, 2017 and 1.75% beginning February 4, 2017 through October 30, 2020.

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
December 31, 2019

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
December 31, 2019

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2019, the interest rate on the 2019 Revolver was 3.35%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of December 31, 2019, $374.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $140.5 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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
December 31, 2019

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
December 31, 2019

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

As of December 31, 2019, our $171.4 million in secured debt was collateralized by eight properties with a carrying value of $270.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  In 2018, we were not in compliance with respect to the tangible Net Worth covenant as defined in the 2018 Facility and had received two waivers in 2018. Had we been unable to obtain a waiver or other suitable relief from the lenders under the 2018 Facility, an Event of Default (as defined in the 2018 Facility) would have occurred, permitting the lenders holding a majority of the commitments under the 2018 Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. The 2019 Facility and the Notes contain a similar tangible Net Worth covenant that resets at a new threshold and changes the definition of Net Worth to add back accumulated depreciation. However, we can make no assurances that we will be in compliance with these covenants or other covenants under the 2019 Facility or the Notes in future periods or, if we are not in compliance, that we will be able to obtain a waiver. As of December 31, 2019, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2019 were as follows (in thousands):

Year	Amount Due
2020	$10,951
2021	1,611
2022	101,683
2023	137,363
2024	228,573
Thereafter	165,715
Total	$645,896

As of December 31, 2019, we had the following contractual obligations (in thousands):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2020)	1 - 3 years (2021 - 2022)	3 - 5 years (2023 - 2024)	More than 5 years (after 2024)
Long-Term Debt - Principal	$645,896	$10,951	$103,294	$365,936	$165,715
Long-Term Debt - Fixed Interest	107,674	21,742	41,975	26,746	17,211
Long-Term Debt - Variable Interest (1)	13,633	4,544	9,089	—	—
Unsecured credit facility - Unused commitment fee (2)	1,077	351	702	24	—
Operating Lease Obligations	212	126	82	4	—
Related Party Rent Lease Obligations	1,170	790	380	—	—
Total	$769,662	$38,504	$155,522	$392,710	$182,926

(1)
As of December 31, 2019, we had one loan totaling $109.5 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.90%, which reflects our new interest rates under the 2019 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2019, of 1.76%.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

(2)
The unused commitment fees on the 2019 Facility, payable quarterly, are based on the average daily unused amount of the 2019 Facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for the 2019 Facility based on our December 31, 2019 balance of $374.5 million.

10.  DERIVATIVES AND HEDGING ACTIVITIES

The estimated fair value of our interest rate swaps is as follows (in thousands):

December 31, 2019
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$59
Accounts payable and accrued expenses	$(5,660)

December 31, 2018
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$4,286
Accounts payable and accrued expenses	$(59)

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $65 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $12.9 million of the swap to U.S. Bank, National Association, $11.6 million of the swap to Regions Bank, $15.7 million of the swap to SunTrust Bank, and $5.9 million of the swap to Associated Bank. See Note 9 (Debt) for additional information regarding the 2019 Facility. The swap began on February 7, 2019 and will mature on November 9, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $115 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $22.7 million of the swap to U.S. Bank, National Association, $20.5 million of the swap to Regions Bank, $27.9 million of the swap to SunTrust Bank, and $10.5 million of the swap to Associated Bank. See Note 9 (Debt) for additional information regarding the 2019 Facility. The swap will begin on November 9, 2020 and will mature on February 8, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. See Note 9 (Debt) for additional information regarding the 2019 Facility. The swap will begin on February 8, 2021 and will mature on January 31, 2024. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

On September 5, 2018, we, through our Operating Partnership, entered into an interest rate swap with Bank of America that fixed the LIBOR portion of the $9.6 million extension loan on the Whitestone Terravita Marketplace property at 2.85%. The swap began on September 25, 2018 and will mature on September 24, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Year ended December 31, 2019	$(9,828)	Interest expense	$1,036
Year ended December 31, 2018	$1,192	Interest expense	$646
Year ended December 31, 2017	$2,022	Interest expense	$(1,575)

(1)	There was no ineffective portion of our interest rate swaps recognized in earnings for the years ended December 31, 2019, 2018 and 2017.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2019, 2018 and 2017, 924,314, 1,011,268 and 1,088,292 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2019, 2018 and 2017, distributions of $41,000, $317,000 and $472,000, respectively, were made to the holders of certain restricted common shares, $0, $16,000, and $16,000 of which were charged against earnings, annually for the years ended December 31, 2019, 2018, and 2017, respectively.  See Note 15 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Year Ended
	December 31,
(in thousands, except per share data)	2019	2018	2017
Numerator:
Income from continuing operations	$23,634	$21,981	$8,588
Less: Net income attributable to noncontrolling interests	(511)	(550)	(254)
Distributions paid on unvested restricted shares	(41)	(301)	(456)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	23,082	21,130	7,878
Income from discontinued operations	594	—	—
Less: Net income attributable to noncontrolling interests	(34)	—	—
Income from discontinued operations attributable to Whitestone REIT	560	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$23,642	$21,130	$7,878

Denominator:
Weighted average number of common shares - basic	40,184	39,274	35,428
Effect of dilutive securities:
Unvested restricted shares	1,278	1,338	827
Weighted average number of common shares - dilutive	41,462	40,612	36,255

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.57	$0.54	$0.22
Income from discontinued operations attributable to Whitestone REIT	0.02	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.59	$0.54	$0.22
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.56	$0.52	$0.22
Income from discontinued operations attributable to Whitestone REIT	0.01	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.57	$0.52	$0.22

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2019	2018	2017
Ordinary income (unaudited)	28.6%	39.1%	15.3%
Return of capital (unaudited)	19.4%	26.5%	84.7%
Capital gain distributions (unaudited)	52.0%	34.4%	—
Total	100.0%	100.0%	100.0%

13.  RELATED PARTY TRANSACTIONS

The Contribution. Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 78.6% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of the Company, also serves as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 26.8% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, also serves as a Trustee of Pillarstone REIT. The Contribution is pursuant to the Company’s strategy of recycling capital by disposing of Non-Core Properties that do not fit the Company’s Community Centered Property® strategy and the terms of the Contribution Agreement, the OP Unit Purchase Agreement, the Tax Protection Agreement and the Contribution were determined through arm’s-length negotiations. The Contribution was unanimously approved and recommended by a special committee of independent Trustees of the Company. See Note 5 for additional disclosure on the Contribution.

Pillarstone OP. For the periods prior to January 1, 2018, Pillarstone OP was accounted for under the profit-sharing method, and related party transactions between the Company and Pillarstone OP were eliminated. As a result of the adoption of Topic 606 and ASC 610 as of January 1, 2018, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method.

During the ordinary course of business, we have transactions with Pillarstone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income for the years ended December 31, 2019 and 2018 (in thousands):

	Location of Revenue (Expense)	2019	2018
Rent	Operating and maintenance	$(813)	$(779)
Property management fee income	Management, transaction, and other fees	$856	$1,008
Interest income	Interest, dividend and other investment income	$171	$582

On December 8, 2016, we received a $15.4 million financed receivable from Pillarstone OP to provide the financing for the ordinary course of business transactions for Pillarstone OP. The financed receivable has a interest rate of 1.4%-1.95% plus Libor and a maturity date of December 31, 2019. The financed receivable was paid off on October 17, 2019.

14.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 400 million common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the year ended December 31, 2019, we sold 1,612,389 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $21.2 million. In connection with such sales, we paid compensation of approximately $324,000 to the sales agents.

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

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”) for an at-the-market distribution program. Pursuant to the terms and conditions of the 2015 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares pursuant to our Registration Statement on Form S-3 (File No. 333-203727), which expired on April 29, 2018. Actual sales depended on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We had no obligation to sell any of our common shares, and could at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. For the year ended December 31, 2019 and 2018, we did not sell any common shares under the 2015 equity distribution agreements. For the year ended December 31, 2017, we sold 1,324,038 common shares under the 2015 equity distribution agreements, with net proceeds to us of approximately $18.6 million. In connection with such sales, we paid compensation of approximately $0.3 million to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2019, we owned a 97.9% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2019 and 2018, there were 42,279,849 and 40,585,688 OP units outstanding, respectively.  We owned 41,371,277 and 39,657,207 OP units as of December 31, 2019 and 2018, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 97.7%, 97.5% and 97.0% for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019 and 2018, 19,909 and 155,100 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

     Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

2018
Fourth Quarter	$0.2850	$11,302	$0.2850	$265	$11,567
Third Quarter	0.2850	11,294	0.2850	286	11,580
Second Quarter	0.2850	11,203	0.2850	295	11,498
First Quarter	0.2850	11,145	0.2850	309	11,454
Total	$1.1400	$44,944	$1.1400	$1,155	$46,099
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

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units for certain of our employees. The modified time-based shares vested annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment is required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. The performance targets were not met prior to December 31, 2018, any unvested performance-based restricted common shares and restricted common share units were forfeited due to the performance targets not being met.

The Compensation Committee approved the grant of an aggregate of 320,000 and 143,000 time-based restricted common share units on June 30, 2016 and 2015, respectively, to James C. Mastandrea and David K. Holeman.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 267,783 performance-based restricted common share units under the 2008 Plan with market-based vesting conditions (the “TSR Units”) to certain of our employees. Vesting is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will be 200% based on the Company’s ranking in the peer group (the “TSR Peer Group Ranking”). Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $12.37 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the September 30, 2017 grant date to the end of the performance period, December 31, 2019. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. On January 1, 2020, the remaining unvested 247,978 TSR units that were granted on September 6, 2017 vested at 200% achievement into 495,956 common shares.

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

On June 30, 2019, the Compensation Committee approved the grant of an aggregate of 405,417 TSR Units and 317,184 time-based restricted common share units under the 2018 Plan to certain of our employees. On September 30, 2019, the Compensation Committee approved the grant of 17,069 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $8.22 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the June 30, 2019 grant date to the end of the performance period, December 31, 2021. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $10.63 and $11.69 and vest annually in three equal installments for the June 30, 2019 and September 30, 2019 grants, respectively.

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2019 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2019	1,923,382	$12.41
Granted	762,630	9.46
Vested	(284,964)	11.76
Forfeited	(61,116)	12.62
Non-vested at December 31, 2019	2,339,932	$11.52
Available for grant at December 31, 2019	1,792,528

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352
Year Ended December 31, 2018	653,472	$11.07	(560,126)	$7,978
Year Ended December 31, 2017	1,354,534	$12.92	(881,710)	$12,829

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2019, 2018 and 2017 was $6.5 million, $6.8 million and $10.4 million, respectively.

Based on our current financial projections, we expect 100% of the unvested awards, exclusive of 895,000 CIC Units, to vest over the next 33 months. As of December 31, 2019, there was approximately $4.2 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 24 months and approximately $4.2 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on January 1, 2020.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

We expect to record approximately $8.4 million in share-based compensation subsequent to the year ended December 31, 2019. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 23 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2019, the TSR Peer Group Ranking called for 200%, 100%, and 50% attainment of the TSR Units granted in 2017, 2018, and 2019, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

16. GRANTS TO TRUSTEES

On December 12, 2019, each of our six independent trustees and one trustee emeritus were granted approximately 3,000 common shares, which vest immediately and are prorated based on date appointed. The 19,562 common shares granted to our trustees had a grant fair value of $13.54 per share. On December 12, 2019, two of our independent trustees each elected to receive a total of 3,398 common shares with a grant date fair value of $13.54 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2019 was determined using quoted prices available on the date of grant.

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

On December 12, 2017, each of our six independent trustees and one trustee emeritus were granted approximately 3,000 common shares, which vest immediately and are prorated based on date appointed. The 16,281 common shares granted to our trustees had a grant fair value of $14.46 per share. On December 12, 2017, three of our independent trustees each elected to receive a total of 2,320 common shares with a grant date fair value of $14.46 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2017 was determined using quoted prices available on the date of grant.

17.  COMMITMENTS AND CONTINGENCIES

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

On April 16, 2019, a purported shareholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of Texas against the Company, James C. Mastandrea, and David K. Holeman, entitled Clark v. Whitestone REIT, et al., Case 4:19-cv-01379.  A second class action lawsuit was filed but was consolidated into the Clark case. The complaint alleges, among other things, that the Company and the individual defendants violated certain federal securities laws by making materially false and misleading statements in the Company’s Forms 10-Q for the first three quarterly periods of the year ended December 31, 2018 as a result of the accounting errors that required the restatement of our consolidated financial statements for the first three quarterly periods of the year ended December 31, 2018.  The purported class period runs from May 9, 2018 through February 27, 2019. The complaint sought, among other things, compensatory damages in an amount to be proven at trial, plus interest, attorneys’ fees, and costs.  In August 2019, the complainants in these purported class actions withdrew their claims, and the Court issued an order dismissing them with prejudice. On July 17, 2019, the Company received a demand letter from a purported shareholder containing allegations similar to those contained in the purported class actions. Subsequent to the dismissal of the purported class actions, in September 2019, counsel for the purported shareholder withdrew its demand.

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
December 31, 2019

19.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Revenues	$29,694	$29,578	$29,879	$30,100
Net income	$2,839	$3,404	$1,849	$16,136
Net income attributable to Whitestone REIT	$2,774	$3,327	$1,807	$15,776
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares(1)	$0.07	$0.06	$0.04	$0.39
Income from discontinued operations attributable to Whitestone REIT(1)	0.00	0.02	0.00	0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.07	$0.08	$0.04	$0.39
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares(1)	$0.07	$0.06	$0.04	$0.38
Income from discontinued operations attributable to Whitestone REIT(1)	0.00	0.02	0.00	(0.01)
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.07	$0.08	$0.04	$0.37

2018
Revenues	$29,785	$29,473	$30,704	$29,901
Net income	$3,269	$2,005	$8,033	$8,674
Net income attributable to Whitestone REIT	$3,181	$1,954	$7,835	$8,457
Basic Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.08	$0.05	$0.20	$0.21
Diluted Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.08	$0.05	$0.19	$0.21

(1)
The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

20. SUBSEQUENT EVENTS

Management evaluated subsequent events through March 2, 2020, which was the date the financial statements were available to be issued, and determined that there are no subsequent events to be reported.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2019

	(in thousands)
	Balance at		Deductions	Balance at
	Beginning		from	End of
Description	of Year	Charges(1)	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2019	$9,746	$1,484	$(57)	$11,173
Year ended December 31, 2018	8,608	1,391	(253)	9,746
Year ended December 31, 2017	7,133	2,340	(865)	8,608

(1) For the year ended December 31, 2019, charges were reductions to revenue. For the years ended December, 31 2018 and 2017, charges were additions to costs and expense.

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$365	$—	$5,126	$4,451	$9,577
Anthem Marketplace	4,790	17,973	1,722	—	4,790	19,695	24,485
Anthem Marketplace Phase II	204	—	492	—	204	492	696
Bissonnet Beltway	415	1,947	484	—	415	2,431	2,846
BLVD Place	63,893	90,942	1,507	—	63,893	92,449	156,342
The Citadel	472	1,777	2,900	—	472	4,677	5,149
City View Village	2,044	4,149	108	—	2,044	4,257	6,301
Davenport Village	11,367	34,101	1,279	—	11,367	35,380	46,747
Desert Canyon	1,976	1,704	2,566	—	1,976	4,270	6,246
Eldorado Plaza	16,551	30,746	250	—	16,551	30,996	47,547
Fountain Hills Plaza	5,113	15,340	255	—	5,113	15,595	20,708
Fountain Square	5,573	9,828	2,327	—	5,573	12,155	17,728
Fulton Ranch Towne Center	7,604	22,612	2,515	—	7,604	25,127	32,731
Gilbert Tuscany Village	1,767	3,233	1,599	—	1,767	4,832	6,599
Gilbert Tuscany Village Hard Corner	856	794	169	—	856	963	1,819
Heritage Trace Plaza	6,209	13,821	622	—	6,209	14,443	20,652
Headquarters Village	7,171	18,439	1,363	—	7,171	19,802	26,973
Keller Place	5,977	7,577	790	—	5,977	8,367	14,344
Kempwood Plaza	733	1,798	2,076	—	733	3,874	4,607
La Mirada	12,853	24,464	1,166	—	12,853	25,630	38,483
Las Colinas Village	16,706	18,098	(167)	—	16,706	17,931	34,637
Lion Square	1,546	4,289	4,573	—	1,546	8,862	10,408
The Marketplace at Central	1,305	5,324	1,337	—	1,305	6,661	7,966
Market Street at DC Ranch	9,710	26,779	6,786	—	9,710	33,565	43,275
Mercado at Scottsdale Ranch	8,728	12,560	1,553	—	8,728	14,113	22,841
Paradise Plaza	6,155	10,221	1,356	—	6,155	11,577	17,732
Parkside Village North	3,877	8,629	199	—	3,877	8,828	12,705
Parkside Village South	5,562	27,154	424	—	5,562	27,578	33,140
Pima Norte	1,086	7,162	2,748	—	1,086	9,910	10,996
Pinnacle of Scottsdale	6,648	22,466	1,885	—	6,648	24,351	30,999
Pinnacle of Scottsdale Phase II	883	4,659	2,722	—	883	7,381	8,264
The Promenade at Fulton Ranch	5,198	13,367	681	—	5,198	14,048	19,246
Providence	918	3,675	2,931	—	918	6,606	7,524
Quinlan Crossing	9,561	28,683	732	—	9,561	29,415	38,976
Seville	6,913	25,518	637	—	6,913	26,155	33,068
Shaver	184	633	101	—	184	734	918
Shops at Pecos Ranch	3,781	15,123	792	—	3,781	15,915	19,696
Shops at Starwood	4,093	11,487	529	—	4,093	12,016	16,109
Shops at Starwood Phase III	1,818	7,069	2,168	1,153	1,818	10,390	12,208
The Shops at Williams Trace	5,920	14,297	759	—	5,920	15,056	20,976
South Richey	778	2,584	1,960	—	778	4,544	5,322
Spoerlein Commons	2,340	7,296	940	—	2,340	8,236	10,576
The Strand at Huebner Oaks	5,805	12,335	817	—	5,805	13,152	18,957
SugarPark Plaza	1,781	7,125	1,337	—	1,781	8,462	10,243
Sunridge	276	1,186	532	—	276	1,718	1,994
Sunset at Pinnacle Peak	3,610	2,734	756	—	3,610	3,490	7,100
Terravita Marketplace	7,171	9,392	1,086	—	7,171	10,478	17,649
Town Park	850	2,911	450	—	850	3,361	4,211

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Village Square at Dana Park	10,877	40,250	3,804	—	10,877	44,054	54,931
Westchase	423	1,751	3,281	—	423	5,032	5,455
Williams Trace Plaza	6,800	14,003	1,696	—	6,800	15,699	22,499
Windsor Park	2,621	10,482	8,592	—	2,621	19,074	21,695
Woodlake Plaza	1,107	4,426	3,125	—	1,107	7,551	8,658
Total Whitestone Properties	$305,725	$688,999	$85,677	$1,153	$305,725	$775,829	$1,081,554

Land Held for Development:
BLVD Place Phase II-B	10,500	—	15	1,939	10,500	1,954	12,454
Dana Park Development	4,000	—	25	—	4,000	25	4,025
Eldorado Plaza Development	911	—	30	—	911	30	941
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Total - Land Held for Development	$16,392	$—	$70	$1,939	$16,392	$2,009	$18,401

Grand Totals - Whitestone Properties	$322,117	$688,999	$85,747	$3,092	$322,117	$777,838	$1,099,955

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Whitestone Properties:
Ahwatukee Plaza		$943		8/16/2011	5-39 years
Anthem Marketplace	(3)	3,206		6/28/2013	5-39 years
Anthem Marketplace Phase II		9	3/1/2019		5-39 years
Bissonnet Beltway		1,958		1/1/1999	5-39 years
BLVD Place	(4)	6,245		5/26/2017	5-39 years
The Citadel		2,042		9/28/2010	5-39 years
City View Village		537		3/31/2015	5-39 years
Davenport Village		4,548		5/27/2015	5-39 years
Desert Canyon		802		4/13/2011	5-39 years
Eldorado Plaza		2,091		5/3/2017	5-39 years
Fountain Hills Plaza		2,589		10/7/2013	5-39 years
Fountain Square		2,758		9/21/2012	5-39 years
Fulton Ranch Towne Center		3,259		11/5/2014	5-39 years
Gilbert Tuscany Village		1,762		6/28/2011	5-39 years
Gilbert Tuscany Village Hard Corner		128		8/28/2015	5-39 years
Heritage Trace Plaza		2,152		7/1/2014	5-39 years
Headquarters Village	(5)	3,699		3/28/2013	5-39 years
Keller Place		964		8/26/2015	5-39 years
Kempwood Plaza		1,808		2/2/1999	5-39 years
La Mirada		2,264		9/30/2016	5-39 years
Las Colinas Village		39		12/6/2019	5-39 years
Lion Square		5,235		1/1/2000	5-39 years
The Marketplace at Central		1,956		11/1/2010	5-39 years
Market Street at DC Ranch		6,932		12/5/2013	5-39 years
Mercado at Scottsdale Ranch		2,602		6/19/2013	5-39 years
Paradise Plaza		2,517		8/8/2012	5-39 years
Parkside Village North		1,068		7/2/2015	5-39 years
Parkside Village South		3,195		7/2/2015	5-39 years
Pima Norte		3,166		10/4/2007	5-39 years
Pinnacle of Scottsdale	(6)	5,391		12/22/2011	5-39 years
Pinnacle of Scottsdale Phase II		934	3/31/2017		5-39 years
The Promenade at Fulton Ranch		1,951		11/5/2014	5-39 years
Providence		2,510		3/30/2001	5-39 years
Quinlan Crossing		3,366		8/26/2015	5-39 years
Seville		2,245		9/30/2016	5-39 years
Shaver		389		12/17/1999	5-39 years
Shops at Pecos Ranch	(7)	3,074		12/28/2012	5-39 years
Shops at Starwood	(8)	2,568		12/28/2011	5-39 years
Shops at Starwood Phase III		1,121	12/31/2016		5-39 years
The Shops at Williams Trace		2,027		12/24/2014	5-39 years
South Richey		2,572		8/25/1999	5-39 years
Spoerlein Commons		2,391		1/16/2009	5-39 years
The Strand at Huebner Oaks		1,854		9/19/2014	5-39 years
SugarPark Plaza		3,265		9/8/2004	5-39 years
Sunridge		889		1/1/2002	5-39 years
Sunset at Pinnacle Peak		882		5/29/2012	5-39 years
Terravita Marketplace	(9)	2,389		8/8/2011	5-39 years
Town Park		2,225		1/1/1999	5-39 years

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Village Square at Dana Park	(10)	8,776		9/21/2012	5-39 years
Westchase		2,365		1/1/2002	5-39 years
Williams Trace Plaza		1,937		12/24/2014	5-39 years
Windsor Park		9,419		12/16/2003	5-39 years
Woodlake Plaza		2,919		3/14/2005	5-39 years
		$137,933

Land Held for Development:
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Totals - Whitestone Properties		$137,933

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows (in thousands):

	2019	2018	2017
Balance at beginning of period	$1,052,238	$1,149,454	$920,310
Cumulative effect of accounting change for adoption of ASU 2017-05.	—	(95,146)	—
Additions during the period:
Acquisitions	34,804	—	213,545
Improvements	13,474	11,638	17,575
	48,278	(83,508)	231,120
Deductions - cost of real estate sold or retired	(561)	(13,708)	(1,976)
Balance at close of period	$1,099,955	$1,052,238	$1,149,454

(2)	The aggregate cost of real estate for federal income tax purposes is $1,100,000.

(3)	This property secures a $15.1 million mortgage note.

(4)	This property secures a $80.0 million mortgage note.

(5)	This property secures a $19.0 million mortgage note.

(6)	This property secures a $14.1 million mortgage note.

(7)	This property secures a $14.0 million mortgage note.

(8)	This property secures a $14.3 million mortgage note.

(9)	This property secures a $10.5 million mortgage note.

(10)	A portions of this property secures a $2.6 million mortgage note.