Form 10-K/A
period 2019-12-31
Whitestone REIT
filed 2020-03-30
CIK 1175535

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Whitestone REIT (“we,” “us,” “our” or the “Company”) for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “2019 Form 10-K”). This Amendment is being filed to include (i) the audited financial statements of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 as Exhibit 99.1 hereto and (ii) the consent of Pillarstone OP’s independent auditor as Exhibits 23.1 hereto. As of December 31, 2019 and 2018, the Company owned 81.4% of the total outstanding units of limited partnership in Pillarstone OP. We account for the investment in Pillarstone OP using the equity method for the years ended December 31, 2019 and 2018. The equity in earnings of Pillarstone OP accounted for more than 20% of the Company’s total income from continuing operations for the years ended December 31, 2019 and 2018. Therefore, Pillarstone OP’s audited financial statements are being filed herewith in accordance with Regulation S-X Rule 3-09.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto. Item 15 of Part IV is the only portion of the 2019 Form 10-K amended by this Amendment. Except as described above, this Amendment does not amend, update or change the financial statements, consents or any other items or disclosures contained in the 2019 Form 10-K and does not otherwise reflect events occurring after the original filing date of the 2019 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2019 Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the 2019 Form 10-K.

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

Whitestone REIT

Date:	March 30, 2020	By:	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer