Form 10-Q
period 2020-03-31
Whitestone REIT
filed 2020-05-11
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 42,135,972 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,101,118	$1,099,955
Accumulated depreciation	(144,316)	(137,933)
Total real estate assets	956,802	962,022
Investment in real estate partnership	34,289	34,097
Cash and cash equivalents	36,774	15,530
Restricted cash	105	113
Escrows and acquisition deposits	6,320	8,388
Accrued rents and accounts receivable, net of allowance for doubtful accounts	22,896	22,854
Receivable due from related party	896	477
Unamortized lease commissions, legal fees and loan costs	8,775	8,960
Prepaid expenses and other assets(1)	4,469	3,819
Total assets	$1,071,326	$1,056,260

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$675,409	$644,699
Accounts payable and accrued expenses(2)	43,073	39,336
Payable due to related party	451	307
Tenants' security deposits	6,756	6,617
Dividends and distributions payable	4,519	12,203
Total liabilities	730,208	703,162
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 42,135,048 and 41,492,117 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	41	41
Additional paid-in capital	556,729	554,816
Accumulated deficit	(206,886)	(204,049)
Accumulated other comprehensive loss	(16,212)	(5,491)
Total Whitestone REIT shareholders' equity	333,672	345,317
Noncontrolling interest in subsidiary	7,446	7,781
Total equity	341,118	353,098
Total liabilities and equity	$1,071,326	$1,056,260

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31, 2020	December 31, 2019
(unaudited)

(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$1,105	$1,328

(2) Operating lease liabilities (related to adoption of Topic 842)	$1,108	$1,331

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental(1)	$30,196	$29,033
Management, transaction, and other fees	388	661
Total revenues	30,584	29,694

Operating expenses
Depreciation and amortization	6,971	6,464
Operating and maintenance	5,597	4,428
Real estate taxes	4,536	4,045
General and administrative	5,100	6,002
Total operating expenses	22,204	20,939

Other expenses (income)
Interest expense	6,693	6,533
Gain on sale of properties	(46)	—
Loss on sale or disposal of assets	253	2
Interest, dividend and other investment income	(62)	(245)
Total other expense	6,838	6,290

Income before equity investments in real estate partnerships and income tax	1,542	2,465

Equity in earnings of real estate partnership	192	492
Provision for income tax	(87)	(118)

Net income	1,647	2,839

Less: Net income attributable to noncontrolling interests	35	65

Net income attributable to Whitestone REIT	$1,612	$2,774

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.04	$0.07
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.04	$0.07

Weighted average number of common shares outstanding:
Basic	42,048	39,649
Diluted	43,009	40,626

Consolidated Statements of Comprehensive Loss

Net income	$1,647	$2,839

Other comprehensive loss

Unrealized loss on cash flow hedging activities	(10,952)	(3,470)

Comprehensive loss	(9,305)	(631)

Less: Net income attributable to noncontrolling interests	35	65
Less: Comprehensive loss attributable to noncontrolling interests	(231)	(80)

Comprehensive loss attributable to Whitestone REIT	$(9,109)	$(616)

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

Three Months Ended March 31,
2020	2019

(1) Rental
Rental revenues	$22,077	$21,751
Recoveries	8,963	7,554
Bad debt	(844)	(272)
Total rental	$30,196	$29,033

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

						Accumulated
				Additional		Other	Total	Noncontrolling
	Common Shares			Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount		Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2019	41,492	$41	41	$554,816	$(204,049)	$(5,491)	$345,317	909	$7,781	$353,098
Exchange of noncontrolling interest OP units for common shares	5	—		44	—	—	44	(5)	(44)	—
Issuance of common shares - ATM Program, net of offering costs	171	—		2,241	—	—	2,241	—	—	2,241
Exchange offer costs	—	—		(32)	—	—	(32)	—	—	(32)
Issuance of shares under dividend reinvestment plan	4	—		42	—	—	42	—	—	42
Repurchase of common shares (1)	(153)	—		(1,630)	—	—	(1,630)	—	—	(1,630)
Share-based compensation	616	—		1,248	—	—	1,248	—	—	1,248
Distributions - $0.285 per common share / OP unit	—	—		—	(4,449)	—	(4,449)	—	(95)	(4,544)
Unrealized loss on change in value of cash flow hedge	—	—		—	—	(10,721)	(10,721)	—	(231)	(10,952)
Net income	—	—		—	1,612	—	1,612	—	35	1,647
Balance, March 31, 2020	42,135	$41		$556,729	$(206,886)	$(16,212)	$333,672	904	$7,446	$341,118

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,647	$2,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,971	6,464
Amortization of deferred loan costs	282	237
Loss on sale or disposal of assets and properties	207	2
Bad debt	844	272
Share-based compensation	1,248	1,883
Equity in earnings of real estate partnership	(192)	(492)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,068	1,825
Accrued rents and accounts receivable	(886)	(1,376)
Receivable due from related party	(419)	(571)
Distributions from real estate partnership	—	301
Unamortized lease commissions, legal fees and loan costs	(423)	775
Prepaid expenses and other assets	(10,154)	(2,245)
Accounts payable and accrued expenses	3,737	(4,078)
Payable due to related party	144	146
Tenants' security deposits	139	83
Net cash provided by operating activities	5,213	6,065
Cash flows from investing activities:
Additions to real estate	(1,593)	(2,455)
Net cash used in investing activities	(1,593)	(2,455)
Cash flows from financing activities:
Distributions paid to common shareholders	(11,928)	(11,301)
Distributions paid to OP unit holders	(258)	(264)
Proceeds from issuance of common shares, net of offering costs	2,241	—
Payments of exchange offer costs	(32)	(6)
Proceeds from bonds payable	—	100,000
Net proceeds from (payments of) credit facility	30,000	(90,200)
Repayments of notes payable	(777)	(6,202)
Payments of loan origination costs	—	(3,981)
Repurchase of common shares	(1,630)	(762)
Net cash provided by (used in) financing activities	17,616	(12,716)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,236	(9,106)
Cash, cash equivalents and restricted cash at beginning of period	15,643	13,786
Cash, cash equivalents and restricted cash at end of period (1)	$36,879	$4,680

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,461	$6,268
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$24	$89
Financed insurance premiums	$1,431	$1,238
Value of shares issued under dividend reinvestment plan	$42	$34
Value of common shares exchanged for OP units	$44	$5
Change in fair value of cash flow hedge	$(10,952)	$(3,470)

	March 31,
	2020	2019
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$36,774	$4,580
Restricted cash	105	100
Total cash, cash equivalents and restricted cash	$36,879	$4,680

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended March 31, 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2020 and December 31, 2019, and the results of operations for the three month periods ended March 31, 2020 and 2019, the consolidated statements of changes in equity for the three months periods ended March 31, 2020 and 2019 and cash flows for the three month periods ended March 31, 2020 and 2019.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2020 and December 31, 2019, Whitestone wholly-owned 58 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of March 31, 2020, these properties consist of:

Consolidated Operating Portfolio

•	52 wholly-owned properties that meet our Community Centered Properties® strategy;

Redevelopment, New Acquisitions Portfolio

•	one wholly-owned property that meets our Community Centered Properties® strategy; and

•	five parcels of land held for future development.

As of March 31, 2020, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2020 and December 31, 2019, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Equity Method. For the years prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method. In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance applicable to sales of real estate or interests therein, specifically FASB Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales,” Topic 606, “Revenue from Contracts with Customers” and ASC 610, “Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets,” we adopted Topic 606 and ASC 610 as of January 1, 2018, resulting in the derecognition of the underlying assets and liabilities associated with the Contribution (defined below) as of January 1, 2018 and the recognition of the Company’s investment in Pillarstone OP under the equity method. See Note 6 (Investment in Real Estate Partnership) for additional disclosure on Pillarstone OP.

In these financial statements, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps and the estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7 (Debt)), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of March 31, 2020, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2020, approximately $122,000 and $80,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2019, approximately $117,000 and $87,000 in interest expense and real estate taxes, respectively, were capitalized. Due to COVID-19, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis.

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

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1,326,000 and $1,951,000 in share-based compensation for the three months ended March 31, 2020 and 2019, respectively. We recognize forfeitures as they occur.

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

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. With the adoption of ASC No. 842, Leases (“Topic 842”), as of January 1, 2019 we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2020 and December 31, 2019, we had an allowance for uncollectible accounts of $11.9 million and $11.2 million, respectively. During the three months ending March 31, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $0.8 million and $0.3 million, respectively. Included in the adjustment to rental revenue for the three months ending March 31, 2020, was an adjustment of $0.4 million related to credit loss for the conversion of approximately 40 tenants to cash basis revenue as a result of COVID-19 collectability analysis.

Revenue Recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. For the three months ending March 31, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by $0.5 million for the conversion of approximately 40 tenants to cash basis revenue as a result of COVID-19 collectability analysis . Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations and comprehensive loss. Additionally, we have tenants who pay real estate taxes directly to the taxing authority. We exclude these costs paid directly by the tenant to third parties on our behalf from revenue recognized and the associated property operating expense.

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP pays us management fees for property management, leasing and day-to-day advisory and administrative services. Their obligations are satisfied over time. Pillarstone OP is billed monthly and typically pays quarterly. Revenues are governed by the Management Agreements (as defined in Note 6 (Investment in Real Estate Partnership)). Refer to Note 6 (Investment in Real Estate Partnership) for additional information regarding the Management Agreements with Pillarstone OP. Additionally, we recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

See our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion on significant accounting policies.

Recent Accounting Pronouncements. In April 2020, the FASB issued guidance on the application of Topic 842, relating to concessions being made by lessors in response to the COVID-19 pandemic. The guidance notes that it would be acceptable for entities to make an election to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed, even if such enforceable rights and obligations are not explicitly contained in the lease contract. Thus, for concessions relating to the COVID-19 pandemic, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract, and would have the option to apply, or not to apply, the general lease modification guidance in Topic 842 as it stands. We have elected this option to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed. Therefore, such concessions are not accounted for as a lease modification under Topic 842.

In February 2016, the FASB issued ASU No. 2016-2 which provided the principles for the recognition, measurement, presentation and disclosure of leases. Additional guidance and targeted improvements to Topic 842 were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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

We have elected an optional transition method that allows entities to initially apply Topic 842 at January 1, 2019, the date of adoption, and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As the lessor, we have not assessed unamortized legal costs as part of the package of practical expedients, and we will not make any adjustment to retained earnings at the date of adoption to write off unamortized legal costs. We continued to amortize unamortized legal costs as of December 31, 2018 over the life of the respective leases. We did not have a cumulative-effect adjustment as of the adoption date. Additionally, the optional transition method does allow us to not have to apply the new standard (including disclosure requirements) to comparative periods presented. Those periods can continue to be presented in accordance with prior generally accepted accounting principles.

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2020, we had rent revenues of $22.1 million and rental recoveries of $9.0 million compared to $21.8 million and $7.6 million for the three months ended March 31, 2019, respectively.

We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the outbreak of the COVID-19 pandemic on tenants’ businesses and financial condition. Each tenant is included in one of several portfolios and an allowance is calculated using the calculation methodology for the respective portfolio. With the adoption of Topic 842, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Tenant portfolios will be converted to cash basis if collectability is of great concern. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

3.  LEASES

Effective January 1, 2019, we adopted the new lease accounting guidance in Topic 842. As the lessee and lessor, we have elected the package of practical expedients permitted in Topic 842. See Note 2 for additional disclosure on Topic 842.

As a Lessor. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations and comprehensive loss.

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2020 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2020 (remaining)	$63,781
2021	75,214
2022	63,673
2023	51,764
2024	39,767
Thereafter	114,195
Total	$408,394

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to three years.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	March 31, 2020
2020 (remaining)	$682
2021	412
2022	50
2023	4
Total undiscounted rental payments	1,148
Less imputed interest	40
Total lease liabilities	$1,108

For the three months ended March 31, 2020 and 2019, the total lease costs were $303,000 and $244,000, respectively. The weighted average remaining lease term for our operating leases was 1.5 years at March 31, 2020. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at March 31, 2020.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2020	December 31, 2019

Tenant receivables	$17,396	$16,741
Accrued rents and other recoveries	17,060	16,983
Allowance for doubtful accounts	(11,945)	(11,173)
Other receivables	385	303
Total	$22,896	$22,854

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Leasing commissions	$10,134	$9,868
Deferred legal cost	388	393
Deferred financing cost	3,899	3,908
Total cost	14,421	14,169
Less: leasing commissions accumulated amortization	(4,408)	(4,200)
Less: deferred legal cost accumulated amortization	(187)	(179)
Less: deferred financing cost accumulated amortization	(1,051)	(830)
Total cost, net of accumulated amortization	$8,775	$8,960

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2018 Facility (as defined in Note 7); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of March 31, 2020.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		March 31, 2020	December 31, 2019
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,289	$34,097
Total real estate partnership(2)		$34,289	$34,097

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing eight property interests and 926,798 square feet of GLA, as of March 31, 2020 and December 31, 2019.

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019

Pillarstone OP	$192	$492

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	March 31,	December 31,
	2020	2019

Assets:
Real estate, net	$50,131	$50,338
Other assets	6,798	6,742
Total assets	56,929	57,080
Liabilities and equity:
Notes payable	15,372	15,434
Other liabilities	3,219	3,575
Equity	38,338	38,071
Total liabilities and equity	56,929	57,080
Company’s share of equity	31,225	31,008
Cost of investment in excess of the Company’s share of underlying net book value	3,064	3,089
Carrying value of investment in real estate partnership	$34,289	$34,097

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$2,585	$3,856
Operating expenses	(1,900)	(2,354)
Other expenses	(418)	(804)
Net income	$267	$698

The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for both of the three months periods ended March 31, 2020 and 2019 is $27,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive loss.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended March 31, 2020 and 2019, the amortization of the guarantee liability was $10,000 and $93,000, respectively.

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2020	December 31, 2019
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,200	$9,260
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (2)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (3)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,922	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,518	18,616
$14.0 million 4.34% Note, due September 11, 2024	13,421	13,482
$14.3 million 4.34% Note, due September 11, 2024	14,186	14,243
$15.1 million 4.99% Note, due January 6, 2024	14,348	14,409
$2.6 million 5.46% Note, due October 1, 2023	2,374	2,386
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.1 million 4.53% Note, due November 28, 2020	1,081	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	139,500	109,500
Total notes payable principal	676,550	645,896
Less deferred financing costs, net of accumulated amortization	(1,141)	(1,197)
Total notes payable	$675,409	$644,699

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

•	$165.0 million unsecured term loan with a maturity date of January 31, 2024 (“Term Loan A”); and

•	$100.0 million unsecured term loan with a maturity date of October 30, 2022 (“Term Loan B” and together with Term Loan A, the “2019 Term Loans”).

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of March 31, 2020, the interest rate on the 2019 Revolver was 3.25%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver. As of March 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $8.7 million remaining availability under the 2019 Revolver. As of March 31, 2020, $404.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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

As of March 31, 2020, our $171.0 million in secured debt was collateralized by eight properties with a carrying value of $268.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2020, we were in compliance with all loan covenants.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Scheduled maturities of our outstanding debt as of March 31, 2020 were as follows (in thousands):

Year	Amount Due

2020	$11,605
2021	1,611
2022	101,683
2023	167,363
2024	228,573
Thereafter	165,715
Total	$676,550

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

March 31, 2020
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$—
Accounts payable and accrued expenses	$(16,553)

December 31, 2019
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$59
Accounts payable and accrued expenses	$(5,660)

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $65 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $12.9 million of the swap to U.S. Bank, National Association, $11.6 million of the swap to Regions Bank, $15.7 million of the swap to SunTrust Bank, and $5.9 million of the swap to Associated Bank. See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap began on February 7, 2019 and will mature on November 9, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $115 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $22.7 million of the swap to U.S. Bank, National Association, $20.5 million of the swap to Regions Bank, $27.9 million of the swap to SunTrust Bank, and $10.5 million of the swap to Associated Bank. See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap will begin on November 9, 2020 and will mature on February 8, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap will begin on February 8, 2021 and will mature on January 31, 2024. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan B at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 7 (Debt) for additional information regarding the 2018 Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)		Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three months ended March 31, 2020	$(10,952)		Interest expense	$(151)
Three months ended March 31, 2019	$(3,470)	—	Interest expense	$428

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2020 and 2019.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2020 and 2019, 904,550 and 928,070 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the three months ended March 31, 2019, distributions of $41,000 were made to holders of certain restricted common shares. See Note 12 (Incentive Share Plan) for information related to restricted common shares under the 2018 Plan and the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net income	$1,647	$2,839
Less: Net income attributable to noncontrolling interests	(35)	(65)
Distributions paid on unvested restricted shares	—	(41)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,612	$2,733

Denominator:
Weighted average number of common shares - basic	42,048	39,649
Effect of dilutive securities:
Unvested restricted shares	961	977
Weighted average number of common shares - dilutive	43,009	40,626

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.07
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.04	$0.07

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2020 and 2019, we recognized approximately $87,000 and $118,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. In light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares under the 2019 equity distribution agreements until the price of our common shares increases significantly. However, if necessary, we could choose to issue shares at prevailing market prices if our liquidity position so requires. During the three months ended March 31, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2020, we owned a 97.9% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2020 and December 31, 2019, there were 42,917,552 and 42,279,849 OP units outstanding, respectively.  We owned 42,014,208 and 41,371,277 OP units as of March 31, 2020 and December 31, 2019, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 97.9% and 97.7% for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, 5,228 and 507 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2019 and the three months ended March 31, 2020 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2020
First Quarter	$0.2850	$11,928	$0.2850	$258	$12,186
Total	$0.2850	$11,928	$0.2850	$258	$12,186

2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

On March 24, 2020 we announced that, in further pursuit of ensuring our financial flexibility, our Board of Trustees (the “Board”) determined to conserve additional liquidity by reducing our distribution in response to the COVID-19 pandemic. The distribution reduction is expected to result in over $30 million of annualized cash savings. The Board has declared a monthly cash distribution for the second quarter of 2020 of $0.035 per share on the Company’s common shares and operating partnership units. This amount represents a quarterly amount of $0.105, and an annualized amount of $0.42 per share.

The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the national COVID-19 crisis and as business conditions improve.

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

On April 2, 2014, the Compensation Committee approved the modification of the vesting provisions with respect to awards of an aggregate of 633,704 restricted common shares and restricted common share units granted under the 2008 Plan to certain of our employees. The modified time-based shares vested annually in three equal installments. The modified performance-based restricted common shares and restricted common share units were modified to include performance-based vesting based on achievement of certain absolute financial goals, as well as one to two years of time-based vesting post achievement of financial goals. Continued employment was required through the applicable vesting date. Additionally, 2,049,116 restricted performance-based common share units were granted with the same vesting conditions as the modified performance-based grants described above. The performance targets were not met prior to December 31, 2018, and any unvested performance-based restricted common shares and restricted common share units were forfeited due to the performance targets not being met.

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
March 31, 2020
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	2,339,932	$11.52
Granted	—	—
Vested	(368,076)	11.18
Forfeited	(20,392)	10.38
Non-vested at March 31, 2020	1,951,464	$11.60
Available for grant at March 31, 2020	1,964,547

A summary of our non-vested and vested shares activity for the three months ended March 31, 2020 and years ended December 31, 2018 and 2017 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2020	—	$—	(368,076)	$4,115
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352
Year Ended December 31, 2018	653,472	$11.07	(560,126)	$7,978

Total compensation recognized in earnings for share-based payments was $1,326,000 and $1,951,000 for the three months ended March 31, 2020 and 2019, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 895,000 CIC Units, to vest over the next 30 months. As of March 31, 2020, there was approximately $3.4 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 21 months, and approximately $3.6 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on April 1, 2020.

We expect to record approximately $5.0 million in non-cash share-based compensation expense in 2020 and $3.3 million subsequent to 2020. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 20 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. The TSR Units issued in 2017 vested at 200% attainment based on the TSR Peer Group Ranking, and, as of March 31, 2020, the TSR Peer Group Ranking called for 100% attainment for the shares issued in 2018, and 50% attainment for the shares issued in 2019. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

13. GRANTS TO TRUSTEES

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

Development. As of March 31, 2020, we had substantially completed construction at our Anthem Marketplace Phase II property. As of March 31, 2020, we had incurred approximately $1.4 million in construction costs. The 6,853 square foot Community Centered Property® was 100% occupied as of March 31, 2020 and is located in Phoenix, Arizona, and adjacent to Anthem Marketplace.

16.  RELATED PARTY TRANSACTIONS

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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2020	2019
Rent	Operating and maintenance	$(264)	$(167)
Property management fee income	Management, transaction, and other fees	$156	$66
Interest income	Interest, dividend and other investment income	$—	$56

On December 8, 2016, we received a $15.4 million financed receivable from Pillarstone OP to provide the financing for the ordinary course of business transactions for Pillarstone OP. The financed receivable has a interest rate of 1.4%-1.95% plus Libor and a maturity date of December 31, 2019. The financed receivable was paid off on October 17, 2019.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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

On December 12, 2017, a property owner that owns a land parcel adjacent to a Whitestone property filed suit against Whitestone Pinnacle of Scottsdale - Phase II, LLC (“Whitestone Pinnacle”) alleging breach of contract and resulting in the delay of the construction of their assisted living facility. The claimant seeks approximately $2.3 million in restitution from Whitestone Pinnacle. The Company intends to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

18.  SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus ("COVID-19") was reported to have surfaced in China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak. The spread of this virus has caused business disruption to the Company beginning in 2020, because businesses in the United States were concerned about the impact of COVID-19 on their operations. Local governments in Texas and Arizona, where our properties are located, have mandated a stay in place order, closed non-essential businesses until April 30, 2020, and closed other types of service businesses, such as bars and restaurants, though they can continue to provide take out and drive through services.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants. The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. The response team is in ongoing communication with the Company’s tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020. The Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the ongoing impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in the Company’s markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. To date, we have not experienced a significant impact on our ability to collect rental revenues as a result of the COVID-19 pandemic. However, as of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payment of approximately 64% of contractual base rent and common area maintenance reimbursables billed for the month of April. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis.

On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 6, 2022 (the “Maturity Date”), accrues interest at 1.00% per annum and may be prepaid in whole or in part without penalty. Principal and interest are payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the Maturity Date.  Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loan and such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels.  The Company intends to use all

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  However, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Management has evaluated subsequent events through May 11, 2020, the date the consolidated financial statements were available to be issued and has determined that there are no other subsequent events to be reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•
uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on our business, employees and tenants, including, among others, (a) changes in tenant demand for our properties, (b) financial challenges confronting major tenants, including as a result of decreased customers’ willingness to frequent, and mandated stay in place orders that have prevented customers from frequenting, some of our tenants’ businesses and the impact of these issues on our ability to collect rent from our tenants; (c) operational changes implemented by us, including remote working arrangements, which may put increased strain on our IT systems and create increased vulnerability to cybersecurity incidents, (d) significant reduction in our liquidity due to the lack of further availability under our 2019 Facility and limited ability to access the capital markets and other sources of financing on attractive terms or at all, and (e) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;

•	the imposition of federal income taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	the risk of government investigation of the Paycheck Protection Program loan (the “PPP Loan”);

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs and the impact of the legislation commonly known as the Tax Cuts and Jobs Act;

•	adverse economic or real estate developments or natural disasters in Texas, Arizona or Illinois;

•	increases in interest rates, operating costs or general and administrative expenses;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;

•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all;

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

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

As of March 31, 2020, we wholly-owned 58 commercial properties consisting of:

Consolidated Operating Portfolio

•
52 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $903.7 million;

Redevelopment, New Acquisitions Portfolio

•
one wholly-owned property that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $34.5 million; and

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $18.6 million.

As of March 31, 2020, we had an aggregate of 1,404 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.9% of our annualized rental revenues for the three months ended March 31, 2020.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 80 new and renewal leases during the three months ended March 31, 2020, totaling 221,139 square feet and approximately $22.0 million in total lease value.  This compares to 81 new and renewal leases totaling 199,643 square feet and approximately $15.8 million in total lease value during the same period in 2019.

We employed 92 full-time employees as of March 31, 2020.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of March 31, 2020, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Impact of COVID-19

The following discussion is intended to provide our shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of May 11, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition, and that of our tenants, for future periods.

The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. As a result, U.S. and many local governments have implemented enhanced screenings, quarantine or shelter in place requirements and travel restrictions For example, local governments in Texas and Arizona, where all but one of our properties are located, have mandated a stay in place order, closed non-essential businesses until April 30, 2020, and closed other types of service businesses, such as bars and restaurants, though such businesses can continue to provide take out and drive through services. On April 17, 2020, the Texas governor announced initial steps to begin the process of reopening the Texas economy. On April 29, 2020, the Arizona governor extended stay in place order through May 15 and announced initial steps to begin the process of reopening the Arizona economy. However, the timing and ultimate impact of any such steps on the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Our portfolio and tenants have been impacted by these and other factors as follows:

•	As of the date of this Report, all of our properties are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates.

•	Approximately 63% of our tenants (based on annualized base rent (“ABR”)) are open and operating.

•
As of the date of this Quarterly Report on Form 10-Q, we have received payment of approximately 64% of contractual base rent and common area maintenance reimbursables billed for the month of April. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•
To ensure adequate liquidity for a sustained period, we recently drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility. As of March 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $8.7 million remaining availability. We have cash, cash equivalents and restricted cash of approximately $36,879,000 as of March 31, 2020.

•	We have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on an individual basis.

•
Our board of trustees has reduced our quarterly dividend resulting in over $30 million of annualized savings. The board of trustees will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.

•
We have put in place a temporary response team to address tenant concerns. The response team is in ongoing communication with our tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

•	We are proactively implementing expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy.

While we believe these steps have been effective to date, we expect there will be additional challenges ahead that may impact either our operations or those of our tenants, which could have an adverse effect on our and our tenants’ businesses and financial performance. We expect to continue to implement proactive measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees and tenants. As a result, we may incur additional expenses in future periods in response to the pandemic, which could adversely affect our results of operations. In addition, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees and tenants.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $30.6 million and $29.7 million for the three months ended March 31, 2020 and 2019, respectively.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. As a result of the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis, and there can be no assurance that our acquisition activity will return to previously anticipated levels in the near term following the end of the pandemic or at all. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. However, as of the date of this Report, as a result of the impact of the COVID-19 pandemic, we have received payment of approximately 64% of contractual base rent and common area maintenance reimbursables billed for the month of April. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. While we did not incur significant disruptions in our ability to collect rental income during the three months ended March 31, 2020, we are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2020, approximately 24% of our GLA was subject to leases that expire prior to December 31, 2021.  Over the last three years, we have renewed expiring leases with respect to approximately 95% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Acquisitions

We seek to grow our GLA through the acquisition of additional properties. Due to the impact of the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis. We believe that we will continue to have excellent opportunities to acquire quality properties at historically attractive prices once we recommence acquisition activity as the impact of COVID-19 decreases; however there can be no assurance that our acquisition activity will return to previously anticipated levels in the near term or at all. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline.

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

Development. As of March 31, 2020, we had substantially completed construction at our Anthem Marketplace Phase II property. As of March 31, 2020, we had incurred approximately $1.4 million in construction costs. The 6,853 square foot Community Centered Property® was 100% occupied as of March 31, 2020 and is located in Phoenix, Arizona, and adjacent to Anthem Marketplace.

Leasing Activity

As of March 31, 2020, we owned 58 properties with 4,953,571 square feet of GLA and our occupancy rate for all properties was approximately 90% occupied as of March 31, 2020 and 2019. The following is a summary of the Company’s leasing activity for the three months ended March 31, 2020:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	55	166,435	4.3	$2.05	$20.57	$19.90	8.4%
New Leases	8	12,579	4.6	8.51	22.10	24.99	(3.8)%
Total	63	179,014	4.4	$2.50	$20.67	$20.26	7.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	1	1,795	5.4	$41.72	$54.90
New Leases	16	40,330	4.4	11.81	20.10
Total	17	42,125	4.4	$13.09	$21.58

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

Capital Expenditures

Due to the impact of the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis.

The following is a summary of the Company's capital expenditures for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Capital expenditures:
Tenant improvements and allowances	$688	$645
Developments / redevelopments	187	919
Leasing commissions and costs	376	399
Maintenance capital expenditures	718	891
Total capital expenditures	$1,969	$2,854

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the three months ended March 31, 2020.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The comparability of our results of operations for the three months ended March 31, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table provides a summary comparison of our results of operations and other metrics for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2020	2019
Number of properties owned and operated	58	57
Aggregate GLA (sq. ft.)(1)	4,848,652	4,841,660
Ending occupancy rate - operating portfolio(1)	90%	90%
Ending occupancy rate	90%	90%

Total revenues	$30,584	$29,694
Total operating expenses	22,204	20,939
Total other expense	6,838	6,290
Income from operations before equity investments in real estate partnerships and income tax	1,542	2,465
Equity in earnings of real estate partnership	192	492
Provision for income taxes	(87)	(118)
Net income	1,647	2,839
Less: Net income attributable to noncontrolling interests	35	65
Net income attributable to Whitestone REIT	$1,612	$2,774

Funds from operations(2)	$9,265	$9,860
Funds from operations core(3)	10,591	11,811
Property net operating income(4)	21,655	22,972
Distributions paid on common shares and OP units	12,186	11,565
Distributions per common share and OP unit	$0.2850	$0.2850
Distributions paid as a percentage of funds from operations core	115%	98%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)	For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(4)	For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2020 to the three months ended March 31, 2019, Same Store includes properties owned during the entire period from January 1, 2019 to March 31, 2020. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Revenue	2020	2019	Change	% Change
Same Store
Rental revenues (1) (3)	$21,484	$21,751	$(267)	(1)%
Recoveries(2)	8,674	7,554	1,120	15%
Bad debt(3)	(806)	(272)	(534)	196%
Total rental	29,352	29,033	319	1%
Other revenues (4)	196	428	(232)	(54)%
Same Store Total	29,548	29,461	87	—%

Non-Same Store and Management Fees
Rental revenues	593	—	593	Not meaningful
Recoveries	289	—	289	Not meaningful
Bad debt	(38)	—	(38)	Not meaningful
Total rental (5)	844	—	844	Not meaningful
Other revenues	36	—	36	Not meaningful
Management fees	156	233	(77)	(33)%
Non-Same Store and Management Fees Total	1,036	233	803	345%

Total revenue	$30,584	$29,694	$890	3%

(1)
The Same Store tenant rent decrease of $267,000 resulted from a decrease of $16,000 from the decrease in the average leased square feet to 4,367,956 from 4,372,560, and a decrease of $251,000 from the average rent per leased square foot decreasing from $19.90 to $19.67.

(2)
The Same Store recoveries revenue increase of $1,120,000 is primarily attributable to increases in Same Store recoverable operations and maintenance cost of $506,000 in repairs and maintenance, $337,000 in contract services, and $277,000 in other recoverable operations and maintenance cost.

(3)
Same Store rental revenues and bad debt include the impact of converting approximately 40 tenants to cash basis accounting for the three months ended March 31, 2020. The $853,000 decrease to revenue was comprised of straight line rent and uncollected accounts receivables of $491,000 and $362,000, respectively.

(4)	The decrease in Same Store other revenues is primarily comprised of decreased lease termination fees.

(5)	Non-Same Store total rental revenue increased due to the addition of Las Colinas Village on December 6, 2019.

As of March 31, 2020, we have not experienced a significant impact on our ability to collect rental revenues as a result of the COVID-19 pandemic. However, as of the date of this Report, as a result of the impact of the COVID-19 pandemic, we have received payment of approximately 64% of contractual base rent and common area maintenance reimbursables billed for the month of April. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained. While the full impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present, we anticipate that our rental revenue for the second quarter will be significantly lower when compared with the three months ended March 31, 2020.

Operating expenses. The primary components of operating expenses for the three months ended March 31, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2020	2019	Change	% Change
Same Store
Operating and maintenance (1)	$5,221	$4,203	$1,018	24%
Real estate taxes	4,343	4,045	298	7%
Same Store total	9,564	8,248	1,316	16%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	112	—	112	Not meaningful
Real estate taxes (2)	193	—	193	Not meaningful
Affiliated company rents (3)	264	225	39	17%
Non-Same Store and affiliated company rents total	569	225	344	153%

Depreciation and amortization	6,971	6,464	507	8%

General and administrative (4)	5,100	6,002	(902)	(15)%

Total operating expenses	$22,204	$20,939	$1,265	6%

(1)
The $1,018,000 Same Store operating and maintenance cost increase was primarily comprised of $506,000 in repairs and maintenance, $337,000 in contract services, and $175,000 in other recoverable operations and maintenance cost.

(2)	Non-Same Store operating and maintenance and real estate tax expenses for the three months ended March 31, 2020 are due to the addition of Las Colinas Village on December 6, 2019.

(3)	Affiliated company rents are spaces that we lease from Pillarstone OP.

(4)
The general and administrative expense decrease was attributable to $625,000 in decreased share-based compensation expense, $230,000 in decreased legal expense, and $47,000 in decreased other general and administrative expenses. Please refer to Note 12 (Incentive Share Plan) and Note 17 (Commitments and Contingencies) to the accompanying consolidated financial statements for more information regarding share-based compensation expense and legal fees. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic.

Other expenses (income). The primary components of other expenses (income) for the three months ended March 31, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Other Expenses (Income)	2020	2019	Change	% Change

Interest expense (1)	$6,693	$6,533	$160	2%
Gain on sale of properties	(46)	—	(46)	Not Meaningful
Loss on sale or disposal of assets	253	2	251	Not Meaningful
Interest, dividend and other investment income	(62)	(245)	183	(75)%
Total other expense	$6,838	$6,290	$548	9%

(1)
The increase in interest expense is primarily attributable to an increase in our average notes payable balance from $620.6 million for the three months ended March 31, 2019 to $660.1 million for the three months ended March 31, 2020.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $300,000 from $492,000 for the three months ended March 31, 2019 to $192,000 for the three months ended March 31, 2020. The $300,000 decrease is primarily attributable to lower net income from Pillarstone OP for the three months ended March 31, 2020 as compared to the same period in 2019 resulting from the sale of Corporate Park West, Corporate Park Woodland and Plaza Park on October 8, 2019. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Same Store (51 properties, excluding development land)
Property revenues
Rental	$29,352	$29,033	$319	1%
Management, transaction and other fees	196	428	(232)	(54)%
Total property revenues	29,548	29,461	87	—%

Property expenses
Property operation and maintenance	5,221	4,203	1,018	24%
Real estate taxes	4,343	4,045	298	7%
Total property expenses	9,564	8,248	1,316	16%

Total property revenues less total property expenses	19,984	21,213	(1,229)	(6)%

Same Store straight line rent adjustments	350	(460)	810	(176)%
Same Store amortization of above/below market rents	(217)	(272)	55	(20)%
Same Store lease termination fees	(30)	(209)	179	(86)%

Same Store NOI(1)	$20,087	$20,272	$(185)	(1)%

(1)	See below for a reconciliation of property net operating income to net income.

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2020	2019
Net income attributable to Whitestone REIT	$1,612	$2,774
General and administrative expenses	5,100	6,002
Depreciation and amortization	6,971	6,464
Equity in earnings of real estate partnership	(192)	(492)
Interest expense	6,693	6,533
Interest, dividend and other investment income	(62)	(245)
Provision for income taxes	87	118
Gain on sale of properties	(46)	—
Management fee, net of related expenses	108	(8)
Loss on sale or disposal of assets and properties	253	2
NOI of real estate partnership (pro rata)	1,096	1,759
Net income attributable to noncontrolling interests	35	65
NOI	$21,655	$22,972
Non-Same Store NOI (1)	(575)	—
NOI of real estate partnership (pro rata)	(1,096)	(1,759)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	19,984	21,213
Same Store straight line rent adjustments	350	(460)
Same Store amortization of above/below market rents	(217)	(272)
Same Store lease termination fees	(30)	(209)
Same Store NOI (2)	$20,087	$20,272

(1)
We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended March 31, 2020 to the three months ended March 31, 2019, Non-Same Store includes properties acquired between January 1, 2019 and March 31, 2020 and properties sold between January 1, 2019 and March 31, 2020, but not included in discontinued operations.

(2)
We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended March 31, 2020 to the three months ended March 31, 2019, Same Store includes properties owned before January 1, 2019 and not sold before March 31, 2020. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (NAREIT) (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains or losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We calculate FFO in a manner consistent with the NAREIT definition and also include adjustments for our unconsolidated real estate partnership.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO (NAREIT) AND FFO-CORE	2020	2019
Net income attributable to Whitestone REIT	$1,612	$2,774
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	6,909	6,395
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(2)	449	621
Loss on disposal of assets and properties	207	2
Loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	53	3
Net income attributable to noncontrolling interests	35	65
FFO (NAREIT)	$9,265	$9,860

Share-based compensation expense	$1,326	$1,951

FFO Core	$10,591	$11,811

(1)	Includes pro-rata share attributable to real estate partnership.

(2)	Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive loss.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2020	2019
Net income attributable to Whitestone REIT	$1,612	$2,774
General and administrative expenses	5,100	6,002
Depreciation and amortization	6,971	6,464
Equity in earnings of real estate partnership	(192)	(492)
Interest expense	6,693	6,533
Interest, dividend and other investment income	(62)	(245)
Provision for income taxes	87	118
Gain on sale of assets and properties	(46)	—
Management fee, net of related expenses	108	(8)
Loss on sale or disposal of assets and properties	253	2
NOI of real estate partnership (pro rata)	1,096	1,759
Net income attributable to noncontrolling interests	35	65
NOI	$21,655	$22,972

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.105 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

     During the three months ended March 31, 2020, our cash provided from operating activities was $5,213,000 and our total distributions were $12,186,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $6,973,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. To ensure adequate liquidity for a sustained period, we recently drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility. As of March 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $8.7 million remaining availability under the revolving credit facility. Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In light of the impact of the COVID-19 pandemic and other dynamics in the capital markets impacted by COVID-19 and the economic slowdown, our access to capital may be diminished due to, among other things:

•
the potential reduction in the borrowing base under our 2019 Facility due to the potential reduction in real estate values and a reduction in our NOI as a result of our tenants’ inability or unwillingness to pay rent timely or at all and increased vacancy rates due to the risk of tenants closing their businesses and delays in leasing vacant space due to potential lack of demand for retail space;

•	the price of our common shares being below our estimates of our net asset value, which would result in any offering of our common shares to be dilutive to our existing shareholders.

Despite these challenges, we believe we have sufficient access to capital for the foreseeable future, but we can provide no assurance that, if the impact of the COVID-19 pandemic continues for an extended period of time significantly worsens, that such capital will be available to us on attractive terms or at all.

While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict and determine the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in the long term. We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our operations and liquidity, including the following:

•
To ensure adequate liquidity for a sustained period, we recently drew down $30 million of the availability of the revolving credit facility as a precautionary measure to preserve our financial flexibility. As of March 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $8.7 million remaining availability under the revolving credit facility. As of March 31, 2020, we have cash, cash equivalents and restricted cash of approximately $36,879,000.

•	We have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on an individual basis.

•
Our board of trustees has reduced our quarterly dividend resulting in over $30 million of annualized savings. The board of trustees will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.

•
We have put in place a temporary response team to address tenant concerns. The response team is in ongoing communication with our tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

•	We are proactively implementing expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy.

The impact of the COVID-19 pandemic on our rental revenue and, as a result, cash from operations, for the second quarter of 2020 and thereafter cannot, however, be determined at present, though we believe that we will continue to see significant decreases in our collection of contracted rent from our tenants and may see tenant closures or bankruptcies. If and when economic conditions improve and favorable opportunities arise, we intend to continue acquiring additional properties that meet our Community Centered Property® strategy through equity issuances and debt financing.

On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 6, 2022 (the “Maturity Date”), accrues interest at 1.00% per annum and may be prepaid in whole or in part without penalty. Principal and interest are payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the Maturity Date.  Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loan and such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels.  The Company intends to use all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  However, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

On May 15, 2019, our universal shelf registration statement on Form S-3 was declared effective by the SEC, allowing us to offer up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. In light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares under the 2019 equity distribution agreements until the price of our common shares increases significantly. However, if necessary, we could choose to issue shares at prevailing market prices if our liquidity position so requires. During the three months ended March 31, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $36,879,000 as of March 31, 2020, as compared to $15,643,000 on December 31, 2019.  The increase of $21,236,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $5,213,000 for the three months ended March 31, 2020;

•	Net proceeds of $30,000,000 from the 2019 Facility;

•	Proceeds from issuance of common shares, net of offering costs of $2,209,000;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $12,186,000;

•	Additions to real estate of $1,593,000;

•	Repurchase of common shares of $1,630,000; and

•	Payments of notes payable of $777,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2020	December 31, 2019
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,200	$9,260
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (2)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (3)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,922	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,518	18,616
$14.0 million 4.34% Note, due September 11, 2024	13,421	13,482
$14.3 million 4.34% Note, due September 11, 2024	14,186	14,243
$15.1 million 4.99% Note, due January 6, 2024	14,348	14,409
$2.6 million 5.46% Note, due October 1, 2023	2,374	2,386
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.1 million 4.53% Note, due November 28, 2020	1,081	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	139,500	109,500
Total notes payable principal	676,550	645,896
Less deferred financing costs, net of accumulated amortization	(1,141)	(1,197)
Total notes payable	$675,409	$644,699

(1)
Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 25, 2018 through September 24, 2020.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion at 1.73%.

(3)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

Scheduled maturities of our outstanding debt as of March 31, 2020 were as follows (in thousands):

Year	Amount Due

2020	$11,605
2021	1,611
2022	101,683
2023	167,363
2024	228,573
Thereafter	165,715
Total	$676,550

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of March 31, 2020, the interest rate was 3.25%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2020, $404.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $110.5 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

As of March 31, 2020, our $171.0 million in secured debt was collateralized by eight properties with a carrying value of $268.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2020, we were in compliance with all loan covenants.

Refer to Note 7 (Debt) to the accompanying consolidated financial statements for additional information regarding debt.

Capital Expenditures

We continually evaluate our properties’ performance and value. In light of the COVID-19 pandemic, we are continuing to monitor and, if necessary, reduce our capital expenditures to maintain financial flexibility. We may determine it is in our shareholders’ best interest to invest capital in properties that we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to continue investing in similar properties outside of the markets on which we focus in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Contractual Obligations

On March 22, 2019, we, through our Operating Partnership, entered into the Note Agreement together with the Purchasers providing for the issuance and sale of $100 million of senior unsecured notes of the Operating Partnership that mature in March 2029, with annual amortization of principal beginning in 2023 on $50 million of the senior unsecured notes in the amount of $7.1 million and in 2025 on $50 million of the senior unsecured notes in the amount of $10.0 million. Refer to Note 7 (Debt) to the accompanying consolidated financial statements for additional information regarding the Note Agreement.

On January 31, 2019, we, through our Operating Partnership, entered into the 2019 Facility. The 2019 Facility amended and restated our previous unsecured revolving credit facility, dated November 7, 2014, as amended on October 30, 2015 and December 8, 2016. Refer to Note 7 (Debt) to the accompanying consolidated financial statements for additional information regarding the 2019 Facility.

Distributions

On March 24, 2020 we announced that, in further pursuit of ensuring our financial flexibility, our Board of Trustees (the “Board”) determined to conserve additional liquidity by reducing our distribution in response to the COVID-19 pandemic. The distribution reduction is expected to result in over $30 million of annualized cash savings. The Board has declared a monthly cash distribution for the second quarter of 2020 of $0.035 per share on the Company’s common shares and operating partnership units. This amount represents a quarterly amount of $0.105, and an annualized amount of $0.42 per share.

The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the national COVID-19 crisis and as business conditions improve.

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2019 and the three months ended March 31, 2020 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2020
First Quarter	$0.2850	$11,928	$0.2850	$258	$12,186
Total	$0.2850	$11,928	$0.2850	$258	$12,186

2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

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

Off-Balance Sheet Arrangements

Guarantees. We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for information related to our guarantee of our real estate partnership’s debt.

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

Fixed Interest Rate Debt

As of March 31, 2020, $537.1 million, or approximately 79% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2020 of approximately 4.1% per annum with scheduled maturities ranging from 2020 to 2029 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $20.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2020, $139.5 million, or approximately 21% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.4 million, respectively.

Credit Risk

Credit risk may be increased as a result of the COVID-19 pandemic. We expect that the actions taken by the U.S. and international governments to decrease the impact of the COVID-19 pandemic will result in a continued decline in global economic activity generally, and may adversely affect the financial condition of our tenants in particular. While our rental income in the first quarter remained consistent with prior periods, we expect that many of our tenants may take actions to reduce expenses in the short or long term, which may include approaching us about extending payment terms. Although the full extent of the adverse impacts on our tenants cannot be predicted, in future periods we may experience reductions in on-time payments or closures of tenants’ businesses, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, our employees began working remotely in the first quarter of 2020. However, our remote working arrangements have not had a material effect on our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2017, a property owner that owns a land parcel adjacent to a Whitestone property filed suit against Whitestone Pinnacle of Scottsdale - Phase II, LLC (“Whitestone Pinnacle”) alleging breach of contract and resulting in the delay of the construction of their assisted living facility. The claimant seeks approximately $2.3 million in restitution from Whitestone Pinnacle. The Company intends to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 other than the following.

The COVID-19 pandemic is expected to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the businesses of many of our tenants and materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our stockholders.

The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. As a result, U.S. and many local governments have implemented enhanced screenings, quarantine or shelter in place requirements and travel restrictions. For example, local governments in Texas and Arizona, where many of our properties are located, have mandated a stay in place order, closed non-essential businesses until April 30, 2020, and closed other types of service businesses, such as bars and restaurants, though such businesses can continue to provide take out and drive through services. On April 17, 2020, the Texas governor announced initial steps to begin the process of reopening the Texas economy. On April 29, 2020, the Arizona governor extended stay in place order through May 15 and announced initial steps to begin the process of reopening the Arizona economy. However, the timing and ultimate impact of any such steps on the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain.

A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent, and mandated stay in place orders have prevented customers from frequenting some of our tenants’ businesses. Even if such orders are lifted, customer traffic may continue to be adversely impacted. Some tenants may also seek concessions from us for paying lease charges as a result of such mandatory closures or reduced hours. As of the date of this Report, we have received payment of approximately 64% of contractual base rent and common area maintenance reimbursables billed for the month of April. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present.

Also, some of our tenants have closed or may close and may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results. Additionally, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, or at all, and we could incur significant re-leasing costs. The current decreased customer traffic or continued decreased traffic in the future could adversely impact our ability to successfully execute our leasing strategy and operational objectives.

Furthermore, in the event of any default by a tenant for non-payment of lease charges or early or limited cessation of operations, we might not be able to fully recover and/or experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with such parties due to potential moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord initiated commercial eviction and collection actions. Further, one or more of our tenants may seek the protection of the bankruptcy laws as a result of the prolonged impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in our income. Tenant bankruptcies may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.

Many experts predict that the outbreak will trigger, or may have already triggered, a period of global economic slowdown or a global recession. A sustained downturn in the U.S. economy and reduced consumer spending as well as consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic could impose an economic recession in the U.S. which could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

In addition, the COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which could result in temporary or long-term disruptions in our tenants’ supply chains from suppliers, or otherwise delay the delivery of inventory or other goods necessary for our tenants’ operations.

Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

As a result of these and other factors, some of our tenants have been unable to and others may become unable to operate their businesses and make rental payments to us on a timely basis or otherwise under their leases. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline.

In addition, the COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders due to, among other factors:

•
during the first quarter of 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, after which we have $8.7 million remaining availability. Difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ abilities to fund their business operations and meet their obligations to us;

•
in the first quarter of 2020, we reduced our quarterly dividends, and the financial impact of the COVID-19 pandemic could continue to negatively impact our ability to pay dividends to our stockholders;

•
the financial impacts could negatively impact our future compliance with financial covenants of our 2019 Credit Facility and other debt agreements and could result in a default and potentially an acceleration of indebtedness, which non-compliance could also negatively impact our ability to make additional borrowings under our 2019 Credit Facility or otherwise pay dividends to our shareholders; the worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our adversely impacted properties could result in the recognition of substantial impairment charges imposed on our assets;

•	the credit quality of our tenants could be negatively impacted and we may significantly decrease our revenues;

•
a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties, or to sell properties as part of our capital recycling strategy;

•
as a result of remote working arrangements we implemented in response to the COVID-19 pandemic, we may be subject to increased risk of an information or cyber-security incident, fraud, a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition.

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017.  Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time.  In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when, or to what extent any new U.S. federal tax laws, regulations, interpretations, or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
During the three months ended March 31, 2020, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	119,693	$13.62	N/A	N/A
February 1, 2020 through February 29, 2020	—	—	N/A	N/A
March 1, 2020 through March 31, 2020	33,218	8.04	N/A	N/A
Total	152,911	$12.41

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 24,2020)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	May 11, 2020	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2020	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)