Form 10-Q
period 2020-06-30
Whitestone REIT
filed 2020-08-07
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-34855
WHITESTONE REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	76-0594970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2600 South Gessner,	Suite 500	77063
Houston,	Texas
(Address of Principal Executive Offices)		(Zip Code)

(713) 827-9595
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, par value $0.001 per share	WSR	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

As of August 6, 2020, there were 42,344,564 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,102,379	$1,099,955
Accumulated depreciation	(150,711)	(137,933)
Total real estate assets	951,668	962,022
Investment in real estate partnership	34,653	34,097
Cash and cash equivalents	39,924	15,530
Restricted cash	155	113
Escrows and acquisition deposits	6,940	8,388
Accrued rents and accounts receivable, net of allowance for doubtful accounts	24,676	22,854
Receivable due from related party	1,069	477
Unamortized lease commissions, legal fees and loan costs	8,194	8,960
Prepaid expenses and other assets(1)	3,364	3,819
Total assets	$1,070,643	$1,056,260

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$676,371	$644,699
Accounts payable and accrued expenses(2)	45,127	39,336
Payable due to related party	705	307
Tenants' security deposits	6,881	6,617
Dividends and distributions payable	4,528	12,203
Total liabilities	733,612	703,162
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 42,343,638 and 41,492,117 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	42	41
Additional paid-in capital	558,516	554,816
Accumulated deficit	(210,921)	(204,049)
Accumulated other comprehensive loss	(16,915)	(5,491)
Total Whitestone REIT shareholders' equity	330,722	345,317
Noncontrolling interest in subsidiary	6,309	7,781
Total equity	337,031	353,098
Total liabilities and equity	$1,070,643	$1,056,260

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

June 30, 2020	December 31, 2019
(unaudited)

(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$883	$1,328

(2) Operating lease liabilities (related to adoption of Topic 842)	$887	$1,331

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental(1)	$27,052	$29,126	$57,248	$58,159
Management, transaction, and other fees	545	452	933	1,113
Total revenues	27,597	29,578	58,181	59,272

Operating expenses
Depreciation and amortization	6,970	6,612	13,941	13,076
Operating and maintenance	4,395	5,214	9,992	9,642
Real estate taxes	4,385	4,019	8,921	8,064
General and administrative	4,644	4,915	9,744	10,917
Total operating expenses	20,394	20,760	42,598	41,699

Other expenses (income)
Interest expense	6,468	6,526	13,161	13,059
Loss on sale or disposal of assets and assets held for sale	657	113	864	115
Interest, dividend and other investment income	(73)	(164)	(135)	(409)
Total other expense	7,052	6,475	13,890	12,765

Income before equity investments in real estate partnerships and income tax	151	2,343	1,693	4,808

Equity in earnings of real estate partnership	364	464	556	956
Provision for income tax	(96)	(104)	(183)	(222)
Income from continuing operations	419	2,703	2,066	5,542

Gain on sale of property from discontinued operations	—	701	—	701
Income from discontinued operations	—	701	—	701

Net income	419	3,404	2,066	6,243

Less: Net income attributable to noncontrolling interests	9	77	44	142

Net income attributable to Whitestone REIT	$410	$3,327	$2,022	$6,101

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.01	$0.06	$0.05	$0.13
Income from discontinued operations attributable to Whitestone REIT	0.00	0.02	0.00	0.02
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.01	$0.08	$0.05	$0.15
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.01	$0.06	$0.05	$0.13
Income from discontinued operations attributable to Whitestone REIT	0.00	0.02	0.00	0.02
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.01	$0.08	$0.05	$0.15

Weighted average number of common shares outstanding:
Basic	42,212	39,886	42,130	39,768
Diluted	42,763	40,839	42,734	40,853

Consolidated Statements of Comprehensive Loss

Net income	$419	$3,404	$2,066	$6,243

Other comprehensive loss

Unrealized loss on cash flow hedging activities	(684)	(6,035)	(11,636)	(9,505)

Comprehensive loss	(265)	(2,631)	(9,570)	(3,262)

Less: Net income attributable to noncontrolling interests	9	77	44	142
Less: Comprehensive loss attributable to noncontrolling interests	(15)	(137)	(246)	(217)

Comprehensive loss attributable to Whitestone REIT	$(259)	$(2,571)	$(9,368)	$(3,187)

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

Three Months Ended June 30,		Six Months Ended June 30,
2020	2019	2020	2019

(1) Rental
Rental revenues	$21,706	$21,378	$43,783	$43,129
Recoveries	7,674	7,907	16,637	15,461
Bad debt	(2,328)	(159)	(3,172)	(431)
Total rental	$27,052	$29,126	$57,248	$58,159

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2019	41,492	$41	$554,816	$(204,049)	$(5,491)	$345,317	909	$7,781	$353,098
Exchange of noncontrolling interest OP units for common shares	5	—	44	—	—	44	(5)	(44)	—
Issuance of common shares - ATM Program, net of offering costs	171	—	2,241	—	—	2,241	—	—	2,241
Exchange offer costs	—	—	(32)	—	—	(32)	—	—	(32)
Issuance of shares under dividend reinvestment plan	4	—	42	—	—	42	—	—	42
Repurchase of common shares (1)	(153)	—	(1,630)	—	—	(1,630)	—	—	(1,630)
Share-based compensation	616	—	1,248	—	—	1,248	—	—	1,248
Distributions - $0.285 per common share / OP unit	—	—	—	(4,449)	—	(4,449)	—	(95)	(4,544)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(10,721)	(10,721)	—	(231)	(10,952)
Net income	—	—	—	1,612	—	1,612	—	35	1,647
Balance, March 31, 2020	42,135	41	556,729	(206,886)	(16,212)	333,672	904	7,446	341,118
Exchange of noncontrolling interest OP units for common shares	127	1	1,082	—	—	1,083	(127)	(1,083)	—
Exchange offer costs	—	—	(11)	—	—	(11)	—	—	(11)
Issuance of shares under dividend reinvestment plan	2	—	16	—	—	16	—	—	16
Repurchase of common shares (1)	(23)	—	(440)	—	—	(440)	—	—	(440)
Share-based compensation	103	—	1,140	—	—	1,140	—	—	1,140
Distributions - $0.105 per common share / OP unit	—	—	—	(4,446)	—	(4,446)	—	(81)	(4,527)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(669)	(669)	—	(15)	(684)
Reallocation of ownership between parent and subsidiary	—	—	—	1	(34)	(33)	—	33	—
Net income	—	—	—	410	—	410	—	9	419
Balance, June 30, 2020	42,344	$42	$558,516	$(210,921)	$(16,915)	$330,722	777	$6,309	$337,031

See accompanying notes to Consolidated Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2018	39,778	$39	$527,662	$(181,361)	$4,116	$350,456	929	$8,694	$359,150
Exchange of noncontrolling interest OP units for common shares	1	—	5	—	—	5	(1)	(5)	—
Stock issuance costs	—	—	(6)	—	—	(6)	—	—	(6)
Issuance of shares under dividend reinvestment plan	3	—	34	—	—	34	—	—	34
Repurchase of common shares (1)	(64)	—	(762)	—	—	(762)	—	—	(762)
Share-based compensation	111	1	1,882	—	—	1,883	—	—	1,883
Distributions - $0.285 per common share / OP unit	—	—	—	(11,351)	—	(11,351)	—	(264)	(11,615)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(3,390)	(3,390)	—	(80)	(3,470)
Net income	—	—	—	2,774	—	2,774	—	65	2,839
Balance, March 31, 2019	39,829	40	528,815	(189,938)	726	339,643	928	8,410	348,053
Exchange of noncontrolling interest OP units for common shares	—	—	5	—	—	5	—	(5)	—
Issuance of common shares - ATM Program, net of offering costs	305	—	3,716	—	—	3,716	—	—	3,716
Stock issuance costs	—	—	1	—	—	1	—	—	1
Issuance of shares under dividend reinvestment plan	2	—	35	—	—	35	—	—	35
Repurchase of common shares (1)	—	—	(14)	—	—	(14)	—	—	(14)
Share-based compensation	—	—	1,025	—	—	1,025	—	—	1,025
Distributions - $0.285 per common share / OP unit	—	—	—	(11,445)	—	(11,445)	—	(265)	(11,710)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(5,898)	(5,898)	—	(137)	(6,035)
Net income	—	—	—	3,327	—	3,327	—	77	3,404
Balance, June 30, 2019	40,136	$40	$533,583	$(198,056)	$(5,172)	$330,395	928	$8,080	$338,475

(1) The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income from continuing operations	$2,066	$5,542
Net income from discontinued operations	—	701
Net income	2,066	6,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,941	13,076
Amortization of deferred loan costs	562	534
Loss on sale or disposal of assets and assets held for sale	864	115
Bad debt	3,172	431
Share-based compensation	2,388	2,908
Equity in earnings of real estate partnership	(556)	(956)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,448	1,587
Accrued rents and accounts receivable	(4,994)	(968)
Receivable due from related party	(592)	(256)
Distributions from real estate partnership	—	889
Unamortized lease commissions, legal fees and loan costs	(461)	386
Prepaid expenses and other assets	1,263	(5,426)
Accounts payable and accrued expenses	(5,843)	465
Payable due to related party	398	31
Tenants' security deposits	264	257
Net cash provided by operating activities	13,920	18,615
Cash flows from investing activities:
Additions to real estate	(3,053)	(6,228)
Net cash used in investing activities	(3,053)	(6,228)
Net cash provided by investing activities of discontinued operations	—	701
Cash flows from financing activities:
Distributions paid to common shareholders	(16,341)	(22,617)
Distributions paid to OP unit holders	(349)	(529)
Proceeds from issuance of common shares, net of offering costs	2,241	3,716
Payments of exchange offer costs	(43)	(5)
Proceeds from notes payable	1,734	—
Proceeds from bonds payable	—	100,000
Net proceeds from (payments of) credit facility	30,000	(90,200)
Repayments of notes payable	(1,603)	(6,851)
Payments of loan origination costs	—	(4,088)
Repurchase of common shares	(2,070)	(776)
Net cash provided by (used in) financing activities	13,569	(21,350)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,436	(8,262)
Cash, cash equivalents and restricted cash at beginning of period	15,643	13,786
Cash, cash equivalents and restricted cash at end of period (1)	$40,079	$5,524
(1)  For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,626	$12,615
Cash paid for taxes	$—	$396
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$24	$195
Financed insurance premiums	$1,431	$1,238
Value of shares issued under dividend reinvestment plan	$58	$69
Value of common shares exchanged for OP units	$1,127	$10
Change in fair value of cash flow hedge	$(11,636)	$(9,505)

	June 30,
	2020	2019
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$39,924	$5,425
Restricted cash	155	99
Total cash, cash equivalents and restricted cash	$40,079	$5,524

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
        The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

        The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended June 30, 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

        The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2020 and December 31, 2019, and the results of operations for the three and six month periods ended June 30, 2020 and 2019, the consolidated statements of changes in equity for the three months periods ended March 31 and June 30, 2020 and 2019 and cash flows for the six month periods ended June 30, 2020 and 2019.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2019.

        Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2020 and December 31, 2019, Whitestone wholly-owned 58 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

        As of June 30, 2020, these properties consist of:

Consolidated Operating Portfolio

•52 wholly-owned properties that meet our Community Centered Properties® strategy;

Redevelopment, New Acquisitions Portfolio

•one wholly-owned property that meets our Community Centered Properties® strategy; and

•five parcels of land held for future development.

        As of June 30, 2020, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2020 and December 31, 2019, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

        Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps and the estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates. In particular, the coronavirus (“COVID-19”) pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, the impact on our tenants’ businesses and financial condition, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. For both the three and six months ended June 30, 2020, we recognized long-lived asset impairment of $432,000 which consisted of $359,000 of asset impairment and $73,000 in anticipated selling costs. The asset was written-down to estimated fair value based on a receipt of an offer to purchase the asset intended for sale.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
        Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of June 30, 2020, we consider our cash flow hedges to be highly effective.

        Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2020, approximately $118,000 and $80,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2020, approximately $240,000 and $160,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2019, approximately $121,000 and $87,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2019, approximately $238,000 and $174,000 in interest expense and real estate taxes, respectively, were capitalized. Due to the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis.

        Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1,196,000 and $1,100,000 in share-based compensation for the three months ended June 30, 2020 and 2019, respectively, and we recognized $2,522,000 and $3,051,000 in share-based compensation for the six months ended June 30, 2020 and 2019, respectively. We recognize forfeitures as they occur.

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

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. With the adoption of ASC No. 842, Leases (“Topic 842”), as of January 1, 2019 we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2020 and December 31, 2019, we had an allowance for uncollectible accounts of $14.3 million and $11.2 million, respectively. During the three months ending June 30, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $2.3 million and $0.2 million, respectively, and during the six months ending June 30, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $3.2 million and $0.4 million, respectively. Included in the adjustment to rental revenue for the three and six months ending June 30, 2020, was a bad debt adjustment of $0.7 million and $1.1 million, respectively, and a straight-line rent reserve adjustment of $0.5 million and $0.9 million, respectively, related to credit loss for the conversion of 32 and 72 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

        In February 2016, the FASB issued Accouting Standards Update (“ASU”) No. 2016-2 which provided the principles for the recognition, measurement, presentation and disclosure of leases. Additional guidance and targeted improvements to Topic 842 were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
•Apply Topic 842 to each lease that existed at the beginning of the earliest comparative period presented in the financial statements as well as leases that commenced after that date. Under this method, prior comparative periods presented are adjusted. For leases that commenced prior to the beginning of the earliest comparative period presented, a cumulative-effect adjustment is recognized at that date.

•Apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the leases standard with a cumulative-effect adjustment as of that date. Prior comparative periods would not be adjusted under this method.

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2020, we had rent revenues of $21.7 million and rental recoveries of $7.7 million compared to $21.4 million and $7.9 million for the three months ended June 30, 2019, respectively. For the six months ended June 30, 2020, we had rent revenues of $43.8 million and rental recoveries of $16.6 million compared to $43.1 million and $15.5 million for the six months ended June 30, 2019, respectively.

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

3.  LEASES

        Effective January 1, 2019, we adopted the new lease accounting guidance in Topic 842. As the lessee and lessor, we have elected the package of practical expedients permitted in Topic 842. See Note 2 (Summary of Significant Accounting Policies) for additional disclosure on Topic 842.

        As a Lessor. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
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

         A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of June 30, 2020 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2020 (remaining)	$42,503
2021	77,115
2022	65,406
2023	53,902
2024	42,018
Thereafter	117,462
Total	$398,406

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

        The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	June 30, 2020
2020 (remaining)	$449
2021	412
2022	50
2023	4
Total undiscounted rental payments	915
Less imputed interest	28
Total lease liabilities	$887

        For the three months ended June 30, 2020 and 2019, the total lease costs were $253,000 and $251,000, respectively, and for the six months ended June 30, 2020 and 2019, the total lease costs were $556,000 and $495,000, respectively. The weighted average remaining lease term for our operating leases was 1.3 years at June 30, 2020. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at June 30, 2020.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

        Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2020	December 31, 2019

Tenant receivables	$23,078	$16,741
Accrued rents and other recoveries	15,053	16,983
Allowance for doubtful accounts	(14,298)	(11,173)
Other receivables	843	303
Total	$24,676	$22,854

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

        Costs which have been deferred consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Leasing commissions	$9,950	$9,868
Deferred legal cost	380	393
Deferred financing cost	3,898	3,908
Total cost	14,228	14,169
Less: leasing commissions accumulated amortization	(4,560)	(4,200)
Less: deferred legal cost accumulated amortization	(198)	(179)
Less: deferred financing cost accumulated amortization	(1,276)	(830)
Total cost, net of accumulated amortization	$8,194	$8,960

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

        On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2018 Facility (as defined in Note 7 (Debt)); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

        In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of June 30, 2020.

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

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		June 30, 2020	December 31, 2019
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,653	$34,097
Total real estate partnership(2)		$34,653	$34,097

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing eight property interests and 926,798 square feet of GLA, as of June 30, 2020 and December 31, 2019.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
        The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Pillarstone OP	$364	$464	$556	$956

        Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	June 30,	December 31,
	2020	2019

Assets:
Real estate, net	$49,874	$50,338
Other assets	7,897	6,742
Total assets	57,771	57,080
Liabilities and equity:
Notes payable	15,311	15,434
Other liabilities	3,639	3,575
Equity	38,821	38,071
Total liabilities and equity	57,771	57,080
Company’s share of equity	31,619	31,008
Cost of investment in excess of the Company’s share of underlying net book value	3,034	3,089
Carrying value of investment in real estate partnership	$34,653	$34,097

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$2,440	$3,817	$5,025	$7,673
Operating expenses	(1,582)	(2,454)	(3,482)	(4,808)
Other expenses	(375)	(761)	(793)	(1,565)
Net income	$483	$602	$750	$1,300

        The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for both of the three months periods ended June 30, 2020 and 2019 is $27,000 and for both of the six months periods ended June 30, 2020 and 2019 is $54,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive loss.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
        The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended June 30, 2020 and 2019, the amortization of the guarantee liability was $9,000 and $24,000, respectively, and for the six months ended June 30, 2020 and 2019, the amortization of the guarantee liability was $19,000 and $117,000, respectively.

7. DEBT

        Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

        Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2020	December 31, 2019
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,140	$9,260
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (2)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (3)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,845	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,421	18,616
$14.0 million 4.34% Note, due September 11, 2024	13,360	13,482
$14.3 million 4.34% Note, due September 11, 2024	14,130	14,243
$15.1 million 4.99% Note, due January 6, 2024	14,289	14,409
$2.6 million 5.46% Note, due October 1, 2023	2,362	2,386
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 1.00% Note, due May 6, 2022	1,734	—
$1.1 million 4.53% Note, due November 28, 2020	676	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	139,500	109,500
Total notes payable principal	677,457	645,896
Less deferred financing costs, net of accumulated amortization	(1,086)	(1,197)
Total notes payable	$676,371	$644,699

(1)  Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 25, 2018 through September 24, 2020. We are currently pursuing refinancing options and expect to be completed in the third quarter.

(2) Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at 1.73%.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

On April 30, 2020, we entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 6, 2022 (the “Maturity Date”), accrues interest at 1.00% per annum and may be prepaid in whole or in part without penalty. Principal and interest are payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the Maturity Date.  Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loan and such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels.  We intend to use all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  However, no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. Based on the guidance in FASB ASC 405-20, “Liabilities - Extinguishment of Liabilities,” the PPP loan remains a liability until either (1) it is wholly or partially forgiven and we have been legally released, or (2) it is paid off. If the loan is partially or wholly forgiven and legal release is received, the liability is reduced by the amount forgiven and a gain on extinguishment is recognized.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
•maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•maximum secured debt to total asset value ratio of 0.40 to 1.00;

•minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

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

The 2019 Facility is comprised of the following three tranches:

•$250.0 million unsecured revolving credit facility with a maturity date of January 1, 2023 (the “2019 Revolver”);

•$165.0 million unsecured term loan with a maturity date of January 31, 2024 (“Term Loan A”); and

•$100.0 million unsecured term loan with a maturity date of October 30, 2022 (“Term Loan B” and together with Term Loan A, the “2019 Term Loans”).

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
        Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of June 30, 2020, the interest rate on the 2019 Revolver was 1.82%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

        The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver. As of June 30, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $1.2 million remaining availability under the 2019 Revolver. As of June 30, 2020, $404.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

        The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2019 Facility. The 2019 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2019 Facility contains certain financial covenants including the following:

•maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•maximum secured debt to total asset value ratio of 0.40 to 1.00;

•minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

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
June 30, 2020
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

Pursuant to the First Amendment, the Company made the following amendments to the 2014 Facility:

•extended the maturity date of the $300 million unsecured revolving credit facility under the 2014 Facility (the “2018 Revolver”) to October 30, 2019 from November 7, 2018;

•converted $100 million of outstanding borrowings under the Revolver to a new $100 million unsecured term loan under the 2014 Facility (“Term Loan 3”) with a maturity date of October 30, 2022;

•extended the maturity date of the first $50 million unsecured term loan under the 2014 Facility (“Term Loan 1”) to October 30, 2020 from February 17, 2017; and

•extended the maturity date of the second $50 million unsecured term loan under the 2014 Facility (“Term Loan 2” and together with Term Loan 1 and Term Loan 3, the “2018 Term Loans”) to January 29, 2021 from November 7, 2019.

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

        As of June 30, 2020, our $170.5 million in secured debt was collateralized by eight properties with a carrying value of $267.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2020, we were in compliance with all loan covenants.

        Scheduled maturities of our outstanding debt as of June 30, 2020 were as follows (in thousands):

Year	Amount Due

2020 (remaining)	$10,874
2021	2,762
2022	102,170
2023	167,363
2024	228,573
Thereafter	165,715
Total	$677,457

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
8.  DERIVATIVES AND HEDGING ACTIVITIES

        The fair value of our interest rate swaps is as follows (in thousands):

June 30, 2020
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$—
Accounts payable and accrued expenses	$(17,236)

December 31, 2019
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$59
Accounts payable and accrued expenses	$(5,660)

        On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $65 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $12.9 million of the swap to U.S. Bank, National Association, $11.6 million of the swap to Regions Bank, $15.7 million of the swap to SunTrust Bank, and $5.9 million of the swap to Associated Bank. See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap began on February 7, 2019 and will mature on November 9, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

        On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $115 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $22.7 million of the swap to U.S. Bank, National Association, $20.5 million of the swap to Regions Bank, $27.9 million of the swap to SunTrust Bank, and $10.5 million of the swap to Associated Bank. See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap will begin on November 9, 2020 and will mature on February 8, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

        On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap will begin on February 8, 2021 and will mature on January 31, 2024. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On September 5, 2018, we, through our Operating Partnership, entered into an interest rate swap with Bank of America that fixed the LIBOR portion of the $9.6 million extension loan on the Whitestone Terravita Marketplace property at 2.85%. The swap began on September 24, 2018 and will mature on September 24, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

        On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan B at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 7 (Debt) for additional information regarding the 2018 Facility. The swap began on November 30, 2015 and will mature on October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

        On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap of $50 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. The swap began on February 3, 2017 and will mature on October 30, 2020. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

        On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap of $50 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.
        A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Loss	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three months ended June 30, 2020	$(684)	Interest expense	$(1,020)
Three months ended June 30, 2019	$(6,035)	Interest expense	$389

Six months ended June 30, 2020	$(11,636)	Interest expense	$(1,171)
Six months ended June 30, 2019	$(9,505)	Interest expense	$817

(1) There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2020 and 2019.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

        Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2020 and 2019, 828,319 and 927,780 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2020 and 2019, 866,435 and 927,924 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

        For the six months ended June 30, 2019, distributions of $41,000 were made to holders of certain restricted common shares. See Note 12 (Incentive Share Plan) for information related to restricted common shares under the 2018 Plan and the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$419	$2,703	$2,066	$5,542
Less: Net income attributable to noncontrolling interests	(9)	(61)	(44)	(126)
Distributions paid on unvested restricted shares	—	—	—	(41)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	410	2,642	$2,022	$5,375
Income from discontinued operations	—	701	—	701
Less: Net income attributable to noncontrolling interests	—	(16)	—	(16)
Income from discontinued operations attributable to Whitestone REIT	—	685	—	685
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$410	$3,327	$2,022	$6,060

Denominator:
Weighted average number of common shares - basic	42,212	39,886	42,130	39,768
Effect of dilutive securities:
Unvested restricted shares	551	953	604	1,085
Weighted average number of common shares - dilutive	42,763	40,839	42,734	40,853

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.01	$0.06	$0.05	$0.13
Income from discontinued operations attributable to Whitestone REIT	0.00	0.02	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.01	$0.08	$0.05	$0.15
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.01	$0.06	$0.05	$0.13
Income from discontinued operations attributable to Whitestone REIT	0.00	0.02	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.01	$0.08	$0.05	$0.15

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

        We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2020 and 2019, we recognized approximately $93,000 and $105,000 in margin tax provision, respectively, and for the six months ended June 30, 2020 and 2019, we recognized approximately $180,000 and $223,000 in margin tax provision, respectively.

11.  EQUITY

        Common Shares

        Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

        Equity Offerings

        On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. In light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares under the 2019 equity distribution agreements until the price of our common shares increases significantly. However, if necessary, we could choose to issue shares at prevailing market prices if our liquidity position so requires. As a result, during the three months ended June 30, 2020, we did not sell shares under the 2019 equity distribution agreements. During the six months ended June 30, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

        Operating Partnership Units

        Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2020, we owned a 98.2% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2020 and December 31, 2019, there were 42,999,711 and 42,279,849 OP units outstanding, respectively.  We owned 42,222,798 and 41,371,277 OP units as of June 30, 2020 and December 31, 2019, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.1% and 97.7% for the three months ended June 30, 2020 and 2019, respectively, and approximately 98.0% and 97.7% for the six months ended June 30, 2020 and 2019, respectively . During the three months ended June 30, 2020 and 2019, 126,431 and 574 OP units, respectively, were redeemed for an equal number of common shares, and during the six

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
months ended June 30, 2020 and 2019, 131,659 and 1,081 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

        The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2019 and the six months ended June 30, 2020 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2020
Second Quarter	$0.1050	$4,413	$0.1050	$91	$4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.3900	$16,341	$0.3900	$349	$16,690

2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

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

Shareholders' Rights Plan

On May 14, 2020, the Board authorized a dividend of one preferred share purchase right (a “Right”) for each outstanding common share payable on May 26, 2020 (the “Record Date”), to the holders of record of common shares as of 5:00 P.M., New York City time, on the Record Date. In connection with the Rights, the Company and American Stock Transfer & Trust Company, LLC, as rights agent, entered into a Rights Agreement, dated as of May 14, 2020 (the “Rights Agreement”). Each Right entitles the registered holder to purchase from the Company one one-thousandth (a “Unit”) of a Series A Preferred Share, par value $0.001 per share (each a “Preferred Share”), of the Company at a purchase price of $30.00 per Unit, subject to adjustment as described in the Rights Agreement. If a person or group of affiliated or associated persons acquires beneficial ownership of 5% or more of our outstanding common shares (20% or more in the case of a passive institutional investor), subject to certain exceptions described in the Rights Agreement, each Right would entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis. The Rights will expire on the earliest of (i) the close of business on May 13, 2021, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Board, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
June 30, 2020
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

        A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	2,339,932	$11.52
Granted	—	—
Vested	(471,516)	11.06
Forfeited	(20,392)	10.38
Non-vested at June 30, 2020	1,848,024	11.66
Available for grant at June 30, 2020	2,017,030

        A summary of our non-vested and vested shares activity for the six months ended June 30, 2020 and years ended December 31, 2019 and 2018 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2020	—	$—	(471,516)	$5,214
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352
Year Ended December 31, 2018	653,472	$11.07	(560,126)	$7,978

        Total compensation recognized in earnings for share-based payments was $1,196,000 and $1,100,000 for the three months ended June 30, 2020 and 2019, respectively, and $2,522,000 and $3,051,000 for the six months ended June 30, 2020 and 2019, respectively.

        Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 895,000 CIC Units, to vest over the next 27 months. As of June 30, 2020, there was approximately $2.7 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 18 months, and approximately $3.1 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on July 1, 2020.

        We expect to record approximately $5.0 million in non-cash share-based compensation expense in 2020 and $3.3 million subsequent to 2020. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 18 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. The TSR Units issued in 2017 vested at 200% attainment based on the TSR Peer Group Ranking, and, as of June 30, 2020, the TSR Peer Group Ranking called for 50% attainment for the shares issued in 2018, and 0% attainment for the shares issued in 2019. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

        The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2020	2019	2020	2019
Rent	Operating and maintenance	$(212)	$(248)	$(476)	$(415)
Property management fee income	Management, transaction, and other fees	$155	$231	$311	$465
Interest income	Interest, dividend and other investment income	$—	$53	$—	$109

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
18.  SUBSEQUENT EVENTS

        In December 2019, a novel strain of coronavirus ("COVID-19") was reported to have surfaced in China. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency due to the impact of the pandemic. As a result, the U.S. and many local governments implemented measures intended to control the spread of COVID-19, including enhanced screenings, quarantine requirements and travel restrictions. For example, in the first half of 2020, local governments in Texas and Arizona, where all but one of our properties are located, mandated a stay in place order, closed non-essential businesses, and closed other types of service businesses, such as bars and restaurants, though they can continue to provide take out and drive through services. As of the date of this Quarterly Report on Form 10-Q, service businesses are permitted to be open with limited occupancy in Texas and Arizona. However, in July 2020, the daily death rates from COVID-19 hit record highs in Texas and Arizona, and many experts warn that cases in these areas may continue to increase in the coming weeks or months. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

        The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants. The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. The response team is in ongoing communication with the Company’s tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the CARES Act. To date, the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. The Company is evaluating each tenant rent relief request on an case-by-case basis, considering a number of factors. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 81% and 86% of contractual base rent and common area maintenance reimbursables billed for the second quarter and July, respectively.

        Management has evaluated subsequent events through August 7, 2020, the date the consolidated financial statements were available to be issued, and has determined that there are no other subsequent events to be reported.

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

        Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on our business, employees and tenants, including, among others, (a) changes in tenant demand for our properties, (b) financial challenges confronting major tenants, including as a result of decreased customers’ willingness to frequent, and mandated stay in place orders that have prevented customers from frequenting, some of our tenants’ businesses and the impact of these issues on our ability to collect rent from our tenants; (c) operational changes implemented by us, including remote working arrangements, which may put increased strain on our IT systems and create increased vulnerability to cybersecurity incidents, (d) significant reduction in our liquidity due to the lack of further availability under our 2019 Facility and limited ability to access the capital markets and other sources of financing on attractive terms or at all, and (e) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;
•adverse economic or real estate developments or conditions in Texas or Arizona, Houston and Phoenix in particular, including as a result of the recent surge in COVID-19 cases in such areas;
•the imposition of federal income taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;
•the risk of government investigation of the Paycheck Protection Program loan (the “PPP Loan”);
•uncertainties related to the national economy, the real estate industry in general and in our specific markets, including, but not limited to, the significant volatility and disruption in the global financial markets caused by the COVID-19 pandemic;
•legislative or regulatory changes, including changes to laws governing REITs and the impact of the legislation commonly known as the Tax Cuts and Jobs Act;
•increases in interest rates, operating costs or general and administrative expenses;
•availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•decreases in rental rates or increases in vacancy rates;
•litigation risks;
•lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;

•our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•the need to fund tenant improvements or other capital expenditures out of operating cash flow; and
•the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all.

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

        As of June 30, 2020, we wholly-owned 58 commercial properties consisting of:

        Consolidated Operating Portfolio

•52 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $898.4 million;

        Redevelopment, New Acquisitions Portfolio

•one wholly-owned property that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $34.5 million; and

•five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $18.8 million.

        As of June 30, 2020, we had an aggregate of 1,382 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.8% of our annualized rental revenues for the six months ended June 30, 2020.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 144 new and renewal leases during the six months ended June 30, 2020, totaling 401,384 square feet and approximately $36.9 million in total lease value.  This compares to 173 new and renewal leases totaling 483,420 square feet and approximately $42.0 million in total lease value during the same period in 2019.

        We employed 86 full-time employees as of June 30, 2020.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of June 30, 2020, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Impact of COVID-19

        The following discussion is intended to provide our shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of August 7, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition, and that of our tenants, for future periods.

        In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency due to the impact of the pandemic. As a result, the U.S. and many local governments implemented measures intended to control the spread of COVID-19, including enhanced screenings, quarantine or shelter in place requirements and travel restrictions. For example, in the first half of 2020, local governments in Texas and Arizona, where all but one of our properties are located, mandated a stay in place order, closed non-essential businesses, and closed other types of service businesses, such as bars and restaurants, though they can continue to provide take out and drive through services. As of the date of this Quarterly Report on Form 10-Q, service businesses are permitted to be open with limited occupancy in Texas and Arizona. However, the timing and ultimate impact of any such steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. In July 2020, the daily death rates from COVID-19 hit record highs in Texas and Arizona, and many experts warn that cases in these areas may continue to increase in the coming weeks or months. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

        Our portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report on Form 10-Q, all of our properties are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates.
•Approximately 94% of our tenants (based on annualized base rent (“ABR”)) are open and operating.
•As of the date of this Quarterly Report on Form 10-Q, we have received payments of approximately 81% and 86% of contractual base rent and common area maintenance reimbursables billed for the second quarter and July, respectively. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

        We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility. As of June 30, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $1.2 million of remaining availability under our revolving credit facility. We have cash, cash equivalents and restricted cash of approximately $40.1 million as of June 30, 2020.
•We have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on an individual basis.

•Our board of trustees has reduced our quarterly dividend resulting in over $30 million of annualized savings. The board of trustees will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.
•We have put in place a temporary response team to address tenant concerns. The response team is in ongoing communication with our tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the CARES Act.
•We are proactively implementing expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.
•The health and safety of our employees and their families is a top priority. We adapted our operations to protect employees, including by implementing a work from home policy. All employees have returned to work in the second quarter of 2020.

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

How We Derive Our Revenue

        Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $27.6 million and $29.6 million for the three months ended June 30, 2020 and 2019, respectively, and $58.2 million and $59.3 million for the six months ended June 30, 2020 and 2019, respectively.

Known Trends in Our Operations; Outlook for Future Results

        Rental Income

        We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. As a result of the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis, and there can be no assurance that our acquisition activity will return to previously anticipated levels in the near term following the end of the pandemic or at all. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. However, as of the date of this Quarterly Report on From 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 81% and 86% of contractual base rent and common area maintenance reimbursables billed for the second quarter and July, respectively. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. We are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

        Scheduled Lease Expirations

        We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2020, approximately 21% of our GLA was subject to leases that expire prior to December 31, 2021.  Over the last three years, we have renewed expiring leases with respect to approximately 95% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

        Acquisitions

        We seek to grow our GLA through the acquisition of additional properties. Due to the impact of the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis. We believe that we will continue to have excellent opportunities to acquire quality properties at historically attractive prices once we recommence acquisition activity as the impact of COVID-19 decreases; however, there can be no assurance that our acquisition activity will return to previously anticipated levels in the near term or at all. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline.
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

Leasing Activity

        As of June 30, 2020, we owned 58 properties with 4,953,571 square feet of GLA and our occupancy rate for all properties was approximately 89% occupied as of June 30, 2020 and 2019. The following is a summary of the Company’s leasing activity for the six months ended June 30, 2020:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	98	303,372	4.1	$1.75	$19.37	$18.69	10.4%
New Leases	19	38,371	5.5	8.71	22.47	24.35	1.0%
Total	117	341,743	4.3	$2.53	$19.72	$19.33	9.1%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	1	1,795	5.4	$41.72	$54.90
New Leases	26	57,846	4.5	10.15	19.14
Total	27	59,641	4.5	$11.10	$20.21

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

        The following is a summary of the Company's capital expenditures for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Capital expenditures:
Tenant improvements and allowances	$540	$750	$1,228	$1,395
Developments / redevelopments	192	1,929	379	2,848
Leasing commissions and costs	302	969	678	1,368
Maintenance capital expenditures	728	1,094	1,446	1,985
Total capital expenditures	$1,762	$4,742	$3,731	$7,596

Critical Accounting Policies

        In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the six months ended June 30, 2020.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

        The comparability of our results of operations for the three months ended June 30, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

        Comparison of the Three Months Ended June 30, 2020 and 2019

The following table provides a summary comparison of our results of operations and other metrics for the three months ended June 30, 2020 and 2019 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended June 30,
	2020	2019
Number of properties owned and operated	58	57
Aggregate GLA (sq. ft.)(1)	4,848,652	4,850,942
Ending occupancy rate - operating portfolio(1)	89%	89%
Ending occupancy rate	89%	89%

Total revenues	$27,597	$29,578
Total operating expenses	20,394	20,760
Total other expense	7,052	6,475
Income from operations before equity investments in real estate partnerships and income tax	151	2,343
Equity in earnings of real estate partnership	364	464
Provision for income taxes	(96)	(104)
Income from continuing operations	419	2,703
Gain on sale of property from discontinued operations	—	701
Net income	419	3,404
Less: Net income attributable to noncontrolling interests	9	77
Net income attributable to Whitestone REIT	$410	$3,327

Funds from operations(2)	$8,413	$10,013
Funds from operations core(3)	9,609	11,113
Property net operating income(4)	20,037	21,982
Distributions paid on common shares and OP units	4,504	11,581
Distributions per common share and OP unit	$0.1050	$0.2850
Distributions paid as a percentage of funds from operations core	47%	104%

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

        We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2020 to the three months ended June 30, 2019, Same Store includes properties owned during the entire period from January 1, 2019 to June 30, 2020. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

        Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Revenue	2020	2019	Change	% Change
Same Store
Rental revenues (1) (3)	$21,065	$21,378	$(313)	(1)%
Recoveries(2)	7,411	7,907	(496)	(6)%
Bad debt(3)	(2,214)	(159)	(2,055)	1,292%
Total rental	26,262	29,126	(2,864)	(10)%
Other revenues (4)	390	221	169	76%
Same Store Total	26,652	29,347	(2,695)	(9)%

Non-Same Store and Management Fees
Rental revenues	641	—	641	Not meaningful
Recoveries	263	—	263	Not meaningful
Bad debt	(114)	—	(114)	Not meaningful
Total rental (5)	790	—	790	Not meaningful
Other revenues	—	—	—	Not meaningful
Management fees	155	231	(76)	(33)%
Non-Same Store and Management Fees Total	945	231	714	309%

Total revenue	$27,597	$29,578	$(1,981)	(7)%

(1)  The Same Store rental revenues decrease of $313,000 resulted from a decrease of $53,000 from the decrease in the average leased square feet to 4,338,866 from 4,350,307, and a decrease of $260,000 from the average rent per leased square foot decreasing from $19.66 to $19.42.

(2)  The Same Store recoveries revenue decrease of $496,000 is primarily attributable to related decreases in Same Store operating expenses of $747,000. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic.
(3)  Included in the average rent per leased square foot decrease mentioned above is a Same Store rental revenue decrease of $457,000 from straightline rent write offs during the three months ended June 30, 2020 as a result of converting 32 tenants to cash basis accounting. Bad debt decreased Same Store total rental revenue by $2,214,000 during the three months ended June 30, 2020, as compared to a reduction of $159,000 during the same period a year ago. The bad debt for the three months ended June 30, 2020 was primarily attributable to increases in allowances against accrued receivables as tenants have deferred or missed payments as a result of the COVID-19 pandemic.

(4) The increase in Same Store other revenues is primarily comprised of increased lease termination fees.

(5) Non-Same Store total rental revenue increased due to the addition of Las Colinas Village on December 6, 2019.

        As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 81% and 86% of contractual base rent and common area maintenance reimbursables billed for the second quarter and July, respectively. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained.

        Operating expenses. The primary components of operating expenses for the three months ended June 30, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Operating Expenses	2020	2019	Change	% Change
Same Store
Operating and maintenance (1)	$4,026	$4,946	$(920)	(19)%
Real estate taxes	4,192	4,019	173	4%
Same Store total	8,218	8,965	(747)	(8)%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	158	79	79	100%
Real estate taxes (2)	193	—	193	Not meaningful
Affiliated company rents (3)	211	189	22	12%
Non-Same Store and affiliated company rents total	562	268	294	110%

Depreciation and amortization	6,970	6,612	358	5%

General and administrative (4)	4,644	4,915	(271)	(6)%

Total operating expenses	$20,394	$20,760	$(366)	(2)%

(1) The $920,000 Same Store operating and maintenance cost decrease was comprised of $489,000 in contract services, $284,000 in repairs, and $147,000 in other recoverable operations and maintenance cost. Cost saving initiatives were implemented in March of 2020 in response to the COVID-19 pandemic.

(2) Non-Same Store operating and maintenance and real estate tax expenses for the three months ended June 30, 2020 are due to the addition of Las Colinas Village on December 6, 2019.

(3) Affiliated company rents are spaces that we lease from Pillarstone OP.

(4) The general and administrative expense decrease was attributable to $385,000 in decreased payroll expenses, offset by an increase of $114,000 in other general and administrative expenses. We reduced the number full-time employees from 101 to 86 from June 30, 2019 to June 30, 2020. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic.

        Other expenses (income). The primary components of other expenses (income) for the three months ended June 30, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Other Expenses (Income)	2020	2019	Change	% Change

Interest expense	$6,468	$6,526	$(58)	(1)%
Loss on sale or disposal of assets and assets held for sale (1)	657	113	544	481%
Interest, dividend and other investment income	(73)	(164)	91	(55)%
Total other expense	$7,052	$6,475	$577	9%

(1) During the three months ended June 30, 2020, the Company evaluated the fair value of an asset intended for sale. In connection with the evaluation, the Company recognized long-lived asset impairment of $432,000 which consisted of $359,000 of asset impairment and $73,000 in anticipated selling costs.

        Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $100,000 from $464,000 for the three months ended June 30, 2019 to $364,000 for the three months ended June 30, 2020. The $100,000 decrease is primarily attributable to lower net income from Pillarstone OP for the three months ended June 30, 2020 as compared to the same period in 2019 resulting from the sale of Corporate Park West, Corporate Park Woodland and Plaza Park on October 8, 2019. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

        Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Same Store (51 properties, excluding development land)
Property revenues
Rental	$26,262	$29,126	$(2,864)	(10)%
Management, transaction and other fees	390	221	169	76%
Total property revenues	26,652	29,347	(2,695)	(9)%

Property expenses
Property operation and maintenance	4,026	4,946	(920)	(19)%
Real estate taxes	4,192	4,019	173	4%
Total property expenses	8,218	8,965	(747)	(8)%

Total property revenues less total property expenses	18,434	20,382	(1,948)	(10)%

Same Store straight line rent adjustments	340	(281)	621	(221)%
Same Store amortization of above/below market rents	(225)	(192)	(33)	17%
Same Store lease termination fees	(271)	(65)	(206)	317%

Same Store NOI(1)	$18,278	$19,844	$(1,566)	(8)%

(1)  See below for a reconciliation of property net operating income to net income.

	Three Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2020	2019
Net income attributable to Whitestone REIT	$410	$3,327
General and administrative expenses	4,644	4,915
Depreciation and amortization	6,970	6,612
Equity in earnings of real estate partnership	(364)	(464)
Interest expense	6,468	6,526
Interest, dividend and other investment income	(73)	(164)
Provision for income taxes	96	104
Gain on sale of property from discontinued operations, net	—	(701)
Management fee, net of related expenses	56	(42)
Loss on sale or disposal of assets and assets held for sale of continuing operations, net	657	113
NOI of real estate partnership (pro rata)	1,164	1,679
Net income attributable to noncontrolling interests	9	77
NOI	$20,037	$21,982
Non-Same Store NOI (1)	(439)	79
NOI of real estate partnership (pro rata)	(1,164)	(1,679)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	18,434	20,382
Same Store straight line rent adjustments	340	(281)
Same Store amortization of above/below market rents	(225)	(192)
Same Store lease termination fees	(271)	(65)
Same Store NOI (2)	$18,278	$19,844

(1) We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended June 30, 2020 to the three months ended June 30, 2019, Non-Same Store includes properties acquired between April 1, 2019 and June 30, 2020 and properties sold between April 1, 2019 and June 30, 2020, but not included in discontinued operations.

(2) We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended June 30, 2020 to the three months ended June 30, 2019, Same Store includes properties owned before April 1, 2019 and not sold before June 30, 2020. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

        Comparison of the Six Months Ended June 30, 2020 and 2019

The comparability of our results of operations for the six months ended June 30, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a summary comparison of our results of operations and other metrics for the six months ended June 30, 2020 and 2019 (dollars in thousands, except per share and per OP unit amounts):

	Six Months Ended June 30,
	2020	2019
Number of properties owned and operated	58	57
Aggregate GLA (sq. ft.)(1)	4,848,652	4,850,942
Ending occupancy rate - operating portfolio(1)	89%	89%
Ending occupancy rate	89%	89%

Total revenues	$58,181	$59,272
Total operating expenses	42,598	41,699
Total other expense	13,890	12,765
Income from operations before equity investments in real estate partnerships and income tax	1,693	4,808
Equity in earnings of real estate partnership	556	956
Provision for income taxes	(183)	(222)
Income from continuing operations	2,066	5,542
Gain on sale of property from discontinued operations	—	701
Net income	2,066	6,243
Less: Net income attributable to noncontrolling interests	44	142
Net income attributable to Whitestone REIT	$2,022	$6,101

Funds from operations(2)	$17,678	$19,873
Funds from operations core(3)	20,200	22,924
Property net operating income(4)	41,693	44,954
Distributions paid on common shares and OP units	16,690	23,146
Distributions per common share and OP unit	$0.3900	$0.5700
Distributions paid as a percentage of funds from operations core	83%	101%

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

        We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2020 to the six months ended June 30, 2019, Same Store includes properties owned during the entire period from April 1, 2019 to June 30, 2020. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

        Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Revenue	2020	2019	Change	% Change
Same Store
Rental revenues (1) (3)	$42,549	$43,129	$(580)	(1)%
Recoveries(2)	16,084	15,461	623	4%
Bad debt(3)	(3,020)	(431)	(2,589)	601%
Total rental	55,613	58,159	(2,546)	(4)%
Other revenues	588	648	(60)	(9)%
Same Store Total	56,201	58,807	(2,606)	(4)%

Non-Same Store and Management Fees
Rental revenues	1,234	—	1,234	Not meaningful
Recoveries	553	—	553	Not meaningful
Bad debt	(152)	—	(152)	Not meaningful
Total rental (4)	1,635	—	1,635	Not meaningful
Other revenues	34	—	34	Not meaningful
Management fees	311	465	(154)	(33)%
Non-Same Store and Management Fees Total	1,980	465	1,515	326%

Total revenue	$58,181	$59,272	$(1,091)	(2)%

(1)  The Same Store rental revenues decrease of $580,000 resulted from a decrease of $36,000 from the decrease in the average leased square feet to 4,355,489 from 4,359,530, and a decrease of $544,000 from the average rent per leased square foot decreasing from $19.79 to $19.54.

(2)  The Same Store recoveries revenue increase of $623,000 is primarily attributable to related increases in Same Store real estate taxes of $470,000 and Same Store operating and maintenance expenses of $124,000.
(3)  Included in the average rent per leased square foot decrease mentioned above is a Same Store rental revenue decrease of $928,000 from straighline rent write offs during the six months ended June 30, 2020 as a result of converting 72 tenants to cash basis accounting. Bad debt decreased Same Store total rental revenue by $3,020,000 during the six months ended June 30, 2020, as compared to a reduction of $431,000 during the same period a year ago. The bad debt for the six months ended June 30, 2020 was primarily attributable to increases in allowances against accrued receivables as tenants have deferred or missed payments as a result of the COVID-19 pandemic.

(4) Non-Same Store total rental revenue increased due to the addition of Las Colinas Village on December 6, 2019.

        As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 81% and 86% of contractual base rent and common area maintenance reimbursables billed for the second quarter and July, respectively. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained.

        Operating expenses. The primary components of operating expenses for the six months ended June 30, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Operating Expenses	2020	2019	Change	% Change
Same Store
Operating and maintenance	$9,246	$9,122	$124	1%
Real estate taxes	8,534	8,064	470	6%
Same Store total	17,780	17,186	594	3%

Non-Same Store and affiliated company rents
Operating and maintenance (1)	270	105	165	157%
Real estate taxes (1)	387	—	387	Not meaningful
Affiliated company rents (2)	476	415	61	15%
Non-Same Store and affiliated company rents total	1,133	520	613	118%

Depreciation and amortization	13,941	13,076	865	7%

General and administrative (3)	9,744	10,917	(1,173)	(11)%

Total operating expenses	$42,598	$41,699	$899	2%

(1) Non-Same Store operating and maintenance and real estate tax expenses for the six months ended June 30, 2020 are due to the addition of Las Colinas Village on December 6, 2019.

(2) Affiliated company rents are spaces that we lease from Pillarstone OP.

(3) The general and administrative expense decrease was attributable to $529,000 in decreased share-based compensation expense, $263,000 in decreased travel expenses, $246,000 in decreased payroll costs, and $135,000 in decreased other general and administrative expenses. Please refer to Note 12 (Incentive Share Plan) for more information regarding share-based compensation expense. We reduced the number full-time employees from 101 to 86 from June 30, 2019 to June 30, 2020. Travel has been reduced in response to the COVID-19 pandemic. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic.

        Other expenses (income). The primary components of other expenses (income) for the six months ended June 30, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Other Expenses (Income)	2020	2019	Change	% Change

Interest expense	$13,161	$13,059	$102	1%
Loss on sale or disposal of assets and assets held for sale (1)	864	115	749	651%
Interest, dividend and other investment income	(135)	(409)	274	(67)%
Total other expense	$13,890	$12,765	$1,125	9%

(1) During the six months ended June 30, 2020, the Company evaluated the fair value of an asset intended for sale. In connection with the evaluation, the Company recognized long-lived asset impairment of $432,000 which consisted of $359,000 of asset impairment and $73,000 in anticipated selling costs.

        Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $400,000 from $956,000 for the six months ended June 30, 2019 to $556,000 for the six months ended June 30, 2020. The $400,000 decrease is primarily attributable to lower net income from Pillarstone OP for the six months ended June 30, 2020 as compared to the same period in 2019 resulting from the sale of Corporate Park West, Corporate Park Woodland and Plaza Park on October 8, 2019. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

         Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Six Months Ended June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Same Store (51 properties, excluding development land)
Property revenues
Rental	$55,613	$58,159	$(2,546)	(4)%
Management, transaction and other fees	588	648	(60)	(9)%
Total property revenues	56,201	58,807	(2,606)	(4)%

Property expenses
Property operation and maintenance	9,246	9,122	124	1%
Real estate taxes	8,534	8,064	470	6%
Total property expenses	17,780	17,186	594	3%

Total property revenues less total property expenses	38,421	41,621	(3,200)	(8)%

Same Store straight line rent adjustments	690	(740)	1,430	(193)%
Same Store amortization of above/below market rents	(441)	(464)	23	(5)%
Same Store lease termination fees	(301)	(274)	(27)	10%

Same Store NOI(1)	$38,369	$40,143	$(1,774)	(4)%

(1)  See below for a reconciliation of property net operating income to net income.

	Six Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2020	2019
Net income attributable to Whitestone REIT	$2,022	$6,101
General and administrative expenses	9,744	10,917
Depreciation and amortization	13,941	13,076
Equity in earnings of real estate partnership	(556)	(956)
Interest expense	13,161	13,059
Interest, dividend and other investment income	(135)	(409)
Provision for income taxes	183	222
Gain on sale of property from discontinued operations, net	—	(701)
Management fee, net of related expenses	165	(50)
Loss on sale or disposal of assets and assets held for sale of continuing operations, net	864	115
NOI of real estate partnership (pro rata)	2,260	3,438
Net income attributable to noncontrolling interests	44	142
NOI	$41,693	$44,954
Non-Same Store NOI (1)	(1,012)	105
NOI of real estate partnership (pro rata)	(2,260)	(3,438)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	38,421	41,621
Same Store straight line rent adjustments	690	(740)
Same Store amortization of above/below market rents	(441)	(464)
Same Store lease termination fees	(301)	(274)
Same Store NOI (2)	$38,369	$40,143

(1) We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the six months ended June 30, 2020 to the six months ended June 30, 2019, Non-Same Store includes properties acquired between April 1, 2019 and June 30, 2020 and properties sold between April 1, 2019 and June 30, 2020, but not included in discontinued operations.

(2) We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the six months ended June 30, 2020 to the six months ended June 30, 2019, Same Store includes properties owned before April 1, 2019 and not sold before June 30, 2020. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO (NAREIT) AND FFO-CORE	2020	2019	2020	2019
Net income attributable to Whitestone REIT	$410	$3,327	$2,022	$6,101
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	6,909	6,544	13,818	12,939
Depreciation and amortization of real estate assets of real estate partnership (pro rata)	427	649	876	1,270
Loss on disposal or impairment of assets and properties of continuing operations, net	657	113	864	115
Gain on sale of property from discontinued operations, net	—	(701)	—	(701)
Loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	1	4	54	7
Net income attributable to noncontrolling interests	9	77	44	142
FFO (NAREIT)	$8,413	$10,013	$17,678	$19,873

Share-based compensation expense	$1,196	$1,100	$2,522	$3,051

FFO Core	$9,609	$11,113	$20,200	$22,924

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

        Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2020	2019	2020	2019
Net income attributable to Whitestone REIT	$410	$3,327	$2,022	$6,101
General and administrative expenses	4,644	4,915	9,744	10,917
Depreciation and amortization	6,970	6,612	13,941	13,076
Equity in earnings of real estate partnership	(364)	(464)	(556)	(956)
Interest expense	6,468	6,526	13,161	13,059
Interest, dividend and other investment income	(73)	(164)	(135)	(409)
Provision for income taxes	96	104	183	222
Gain on sale of property from discontinued operations, net	—	(701)	—	(701)
Management fee, net of related expenses	56	(42)	165	(50)
Loss on sale or disposal of assets and assets held for sale of continuing operations, net	657	113	864	115
NOI of real estate partnership (pro rata)	1,164	1,679	2,260	3,438
Net income attributable to noncontrolling interests	9	77	44	142
NOI	$20,037	$21,982	$41,693	$44,954

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

  During the six months ended June 30, 2020, our cash provided from operating activities was $13,920,000 and our total distributions were $16,690,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $2,770,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

        Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility. As of June 30, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $1.2 million remaining availability under the revolving credit facility. In addition, in light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares, including under the 2019 equity distribution agreements, until the price of our common shares increases significantly.

On May 14, 2020, the Board authorized a dividend of one preferred share purchase right (a “Right”) for each outstanding common share payable on May 26, 2020 (the “Record Date”), to the holders of record of common shares as of 5:00 P.M., New York City time, on the Record Date. In connection with the Rights, the Company and American Stock Transfer & Trust Company, LLC, as rights agent, entered into a Rights Agreement, dated as of May 14, 2020 (the “Rights Agreement”). Each Right entitles the registered holder to purchase from the Company one one-thousandth (a “Unit”) of a Series A Preferred

Share, par value $0.001 per share (each a “Preferred Share”), of the Company at a purchase price of $30.00 per Unit, subject to adjustment as described in the Rights Agreement. If a person or group of affiliated or associated persons acquires beneficial ownership of 5% or more of our outstanding common shares (20% or more in the case of a passive institutional investor), subject to certain exceptions described in the Rights Agreement, each Right would entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis. The Rights will expire on the earliest of (i) the close of business on May 13, 2021, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Board, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In light of the impact of the COVID-19 pandemic and other dynamics in the capital markets impacted by COVID-19 and the economic slowdown, our access to capital may be diminished due to, among other things:

•the potential reduction in the borrowing base under our 2019 Facility due to the potential reduction in real estate values and a reduction in our NOI as a result of our tenants’ inability or unwillingness to pay rent timely or at all and increased vacancy rates due to the risk of tenants closing their businesses and delays in leasing vacant space due to potential lack of demand for retail space;
•the price of our common shares being below our estimates of our net asset value, which would result in any offering of our common shares to be dilutive to our existing shareholders.

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

        We are unable to predict and determine the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in the long term. We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of the revolving credit facility as a precautionary measure to preserve our financial flexibility. As of June 30, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $1.2 million remaining availability under the revolving credit facility. As of June 30, 2020, we have cash, cash equivalents and restricted cash of approximately $40.1 million.
•We have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on an individual basis.
•Our Board of Trustees (the “Board”) has reduced our quarterly dividend resulting in over $30 million of annualized savings. The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.
•We have put in place a temporary response team to address tenant concerns. The response team is in ongoing communication with our tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”).
•We are proactively implementing expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.
•The health and safety of our employees and their families is a top priority. We adapted our operations to protect employees, including by implementing a work from home policy. All employees have returned to work in the second quarter of 2020.

We believe that we will continue to see significant decreases in our collection of contracted rent from our tenants and may see tenant closures or bankruptcies. If and when economic conditions improve and favorable opportunities arise, we intend to continue acquiring additional properties that meet our Community Centered Property® strategy through equity issuances and debt financing.

On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the CARES Act. The PPP Loan matures on May 6, 2022 (the “Maturity Date”), accrues interest at 1.00% per annum and may be prepaid in whole or in part without penalty. Principal and interest are payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the Maturity Date.  Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loan and such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels.  The Company intends to use all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  However, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

        On May 15, 2019, our universal shelf registration statement on Form S-3 was declared effective by the SEC, allowing us to offer up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. In light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares under the 2019 equity distribution agreements until the price of our common shares increases significantly. However, if necessary, we could choose to issue shares at prevailing market prices if our liquidity position so requires. As a result, during the three months ended June 30, 2020 we did not sell shares under the 2019 equity distribution agreements. During the six months ended June 30, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $40,079,000 as of June 30, 2020, as compared to $15,643,000 on December 31, 2019.  The increase of $24,436,000 was primarily the result of the following:

Sources of Cash

•Cash flow from operations of $13,920,000 for the six months ended June 30, 2020;

•Net proceeds of $30,000,000 from the 2019 Facility;

•Net proceeds of $1,734,000 from notes payable;

•Proceeds from issuance of common shares pursuant to the 2019 equity distribution agreements, net of offering costs of $2,198,000;

Uses of Cash

•Payment of distributions to common shareholders and OP unit holders of $16,690,000;

•Additions to real estate of $3,053,000;

•Repurchase of common shares of $2,070,000; and

•Payments of notes payable of $1,603,000.

  We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

        Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2020	December 31, 2019
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$9,140	$9,260
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (2)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (3)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,845	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,421	18,616
$14.0 million 4.34% Note, due September 11, 2024	13,360	13,482
$14.3 million 4.34% Note, due September 11, 2024	14,130	14,243
$15.1 million 4.99% Note, due January 6, 2024	14,289	14,409
$2.6 million 5.46% Note, due October 1, 2023	2,362	2,386
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 1.00% Note, due May 6, 2022	1,734	—
$1.1 million 4.53% Note, due November 28, 2020	676	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	139,500	109,500
Total notes payable principal	677,457	645,896
Less deferred financing costs, net of accumulated amortization	(1,086)	(1,197)
Total notes payable	$676,371	$644,699

(1)  Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 25, 2018 through September 24, 2020. We are currently pursuing refinancing options and expect to be completed in the third quarter.

(2) Promissory note includes an interest rate swap that fixed the LIBOR portion at 1.73%.

(3)  Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

        Scheduled maturities of our outstanding debt as of June 30, 2020 were as follows (in thousands):

Year	Amount Due

2020 (remaining)	$10,874
2021	2,762
2022	102,170
2023	167,363
2024	228,573
Thereafter	165,715
Total	$677,457

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

The 2019 Facility is comprised of the following three tranches:
•$250.0 million unsecured revolving credit facility with a maturity date of January 1, 2023 (the “2019 Revolver”);

•$165.0 million unsecured term loan with a maturity date of January 31, 2024 (“Term Loan A”); and

•$100.0 million unsecured term loan with a maturity date of October 30, 2022 (“Term Loan B” and together with Term Loan A, the “2019 Term Loans”).

        Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of June 30, 2020, the interest rate on the 2019 Revolver was 1.82%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

        The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2020, $404.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

        The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2019 Facility. The 2019 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2019 Facility contains certain financial covenants including the following:

•maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•maximum secured debt to total asset value ratio of 0.40 to 1.00;

•minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

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

The Note Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type and substantially similar to the Operating Partnership’s existing senior revolving credit facility, including limitations on liens, incurrence of investments, acquisitions, loans and advances and restrictions on dividends and certain other restricted payments. In addition, the Note Agreement contains certain financial covenants substantially similar to the Operating Partnership’s existing senior revolving credit facility, including the following:

•maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•maximum secured debt to total asset value ratio of 0.40 to 1.00;

•minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $372 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

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

        As of June 30, 2020, our $170.5 million in secured debt was collateralized by eight properties with a carrying value of $267.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2020, we were in compliance with all loan covenants.

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
Distributions

        On March 24, 2020 we announced that, in further pursuit of ensuring our financial flexibility, the Board determined to conserve additional liquidity by reducing our distribution in response to the COVID-19 pandemic. The distribution reduction is expected to result in over $30 million of annualized cash savings.

        The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.

        The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2019 and the six months ended June 30, 2020 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2020
Second Quarter	$0.1050	4,413	$0.1050	$91	$4,504
First Quarter	0.2850	11,928	$0.2850	258	12,186
Total	$0.3900	$16,341	$0.3900	$349	$16,690

2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

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

Fixed Interest Rate Debt

        As of June 30, 2020, $538.0 million, or approximately 79% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2020 of approximately 4.1% per annum with scheduled maturities ranging from 2020 to 2029 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $19.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

        As of June 30, 2020, $139.5 million, or approximately 21% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.4 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        As a result of the COVID-19 pandemic, our employees worked remotely in part of the first quarter of 2020 and part of the second quarter of 2020. However, our remote working arrangements have not had a material effect on our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The shareholders’ rights plan adopted by our board of trustees may discourage a third party from acquiring us in a manner that might result in a premium price to our shareholders.

On May 14, 2020, our board of trustees authorized a dividend of one preferred share purchase right (a “Right”) for each outstanding common share. If a person or group of affiliated or associated persons acquires beneficial ownership of 5% or more of our outstanding common shares (20% or more in the case of a passive institutional investor), subject to certain exceptions, each Right would entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis. The shareholders’ rights plan could make it more difficult for a third party to acquire us or a large block of our common shares without the approval of our board of trustees, which may discourage a third party from acquiring us in a manner that might result in a premium price to our shareholders.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency due to the impact of the pandemic. As a result, the U.S. and many local governments implemented measures intended to control the spread of COVID-19, including enhanced screenings, quarantine or shelter in place requirements and travel restrictions. For example, local governments in Texas and Arizona, where all but one of our properties are located, mandated a stay in place order, closed non-essential businesses, and closed other types of service businesses, such as bars and restaurants, though they can continue to provide take out and drive through services. As of the date of this Quarterly Report on Form 10-Q, service businesses are permitted to be open with limited occupancy in Texas and Arizona. However, the timing and ultimate impact of any such steps on the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain.

        A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent, and mandated stay in place orders have prevented customers from frequenting, some of our tenants’ businesses. Even if such orders are lifted, customer traffic may continue to be adversely impacted. Some tenants may also seek concessions from us for paying lease charges as a result of such mandatory closures or reduced hours. As of the date of this Quarterly Report on Form 10-Q, we have received payment of approximately 81% and 86% of contractual base rent and common area maintenance reimbursables billed for the second quarter and July, respectively. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

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

        Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the CARES Act.

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

        In addition, the COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders due to, among other factors:

•during the first quarter of 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, after which we have $1.2 million remaining availability. Difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ abilities to fund their business operations and meet their obligations to us;
•in the second quarter of 2020, we reduced our quarterly dividends, and the financial impact of the COVID-19 pandemic could continue to negatively impact our ability to pay dividends to our stockholders;
•the financial impacts could negatively impact our future compliance with financial covenants of our 2019 Credit Facility and other debt agreements and could result in a default and potentially an acceleration of indebtedness, which non-compliance could also negatively impact our ability to make additional borrowings under our 2019 Credit Facility or otherwise pay dividends to our shareholders; the worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our adversely impacted properties could result in the recognition of substantial impairment charges imposed on our assets;
•the credit quality of our tenants could be negatively impacted and we may significantly decrease our revenues;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties, or to sell properties as part of our capital recycling strategy;

•as a result of remote working arrangements we implemented in response to the COVID-19 pandemic, we may be subject to increased risk of an information or cyber-security incident, fraud, a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017.  Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time.  In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b) Not applicable.

(c) During the three months ended June 30, 2020, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	—	$—	N/A	N/A
May 1, 2020 through May 31, 2020	—	—	N/A	N/A
June 1, 2020 through June 30, 2020	23,783	7.27	N/A	N/A
Total	23,783	$7.27

(1) The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Mine Safety Disclosures.

        Not applicable.

Item 5. Other Information.

        None.

Item 6. Exhibits.

        The exhibits listed on the accompanying Exhibit Index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020)

3.1.9	Articles Supplementary for Series A Preferred Shares (previously filed and incorporated by reference to Exhibit 3.1. to the Registrant’s Current Report on Form 8-K filed on May 15, 2020)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 24,2020)

4.1
Rights Agreement, dated May 14, 2020, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed and incorporated by reference to Exhibit 4.1. to the Registrant’s Current Report on Form 8-K filed on May 15, 2020)

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

101
The following financial information of the Registrant for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31 and June 30, 2020 and 2019 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
 ________________________

*    Filed herewith.
**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	August 7, 2020	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)