Form 10-Q
period 2020-09-30
Whitestone REIT
filed 2020-10-30
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, there were 42,354,265 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,104,963	$1,099,955
Accumulated depreciation	(157,303)	(137,933)
Total real estate assets	947,660	962,022
Investment in real estate partnership	34,849	34,097
Cash and cash equivalents	38,990	15,530
Restricted cash	128	113
Escrows and acquisition deposits	7,866	8,388
Accrued rents and accounts receivable, net of allowance for doubtful accounts	23,604	22,854
Receivable due from related party	1,302	477
Unamortized lease commissions, legal fees and loan costs	8,082	8,960
Prepaid expenses and other assets(1)	2,444	3,819
Total assets	$1,064,925	$1,056,260

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$666,516	$644,699
Accounts payable and accrued expenses(2)	49,861	39,336
Payable due to related party	845	307
Tenants' security deposits	6,915	6,617
Dividends and distributions payable	4,528	12,203
Total liabilities	728,665	703,162
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 42,353,309 and 41,492,117 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	42	41
Additional paid-in capital	560,129	554,816
Accumulated deficit	(214,468)	(204,049)
Accumulated other comprehensive loss	(15,707)	(5,491)
Total Whitestone REIT shareholders' equity	329,996	345,317
Noncontrolling interest in subsidiary	6,264	7,781
Total equity	336,260	353,098
Total liabilities and equity	$1,064,925	$1,056,260

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

September 30, 2020	December 31, 2019
(unaudited)

(1) Operating lease right of use assets (net)	$813	$1,328

(2) Operating lease liabilities	$819	$1,331

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental(1)	$28,868	$29,368	$86,116	$87,527
Management, transaction, and other fees	1,032	511	1,965	1,624
Total revenues	29,900	29,879	88,081	89,151

Operating expenses
Depreciation and amortization	7,171	6,789	21,112	19,865
Operating and maintenance	5,029	5,118	15,021	14,760
Real estate taxes	4,670	4,410	13,591	12,474
General and administrative	5,860	5,597	15,604	16,514
Total operating expenses	22,730	21,914	65,328	63,613

Other expenses (income)
Interest expense	6,400	6,679	19,561	19,738
Loss on sale or disposal of assets and assets held for sale	18	—	882	115
Interest, dividend and other investment income	(71)	(141)	(206)	(550)
Total other expense	6,347	6,538	20,237	19,303

Income before equity investments in real estate partnerships and income tax	823	1,427	2,516	6,235

Equity in earnings of real estate partnership	196	524	752	1,480
Provision for income tax	(105)	(102)	(288)	(324)
Income from continuing operations	914	1,849	2,980	7,391

Gain on sale of property from discontinued operations	—	—	—	701
Income from discontinued operations	—	—	—	701

Net income	914	1,849	2,980	8,092

Less: Net income attributable to noncontrolling interests	14	42	58	184

Net income attributable to Whitestone REIT	$900	$1,807	$2,922	$7,908

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.07	$0.18
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.02
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.07	$0.20
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.07	$0.17
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.02
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.07	$0.19

Weighted average number of common shares outstanding:
Basic	42,346	40,187	42,202	39,942
Diluted	43,440	41,446	43,040	41,084

Consolidated Statements of Comprehensive Income (Loss)

Net income	$914	$1,849	$2,980	$8,092

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	1,241	(2,235)	(10,395)	(11,740)

Comprehensive income (loss)	2,155	(386)	(7,415)	(3,648)

Less: Net income attributable to noncontrolling interests	14	42	58	184
Less: Comprehensive income (loss) attributable to noncontrolling interests	43	(51)	(203)	(266)

Comprehensive income (loss) attributable to Whitestone REIT	$2,098	$(377)	$(7,270)	$(3,566)

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

Three Months Ended September 30,		Nine Months Ended September 30,
2020	2019	2020	2019

(1) Rental
Rental revenues	$21,808	$21,623	$65,591	$64,752
Recoveries	8,339	8,240	24,976	23,701
Bad debt	(1,279)	(495)	(4,451)	(926)
Total rental	$28,868	$29,368	$86,116	$87,527

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2019	41,492	$41	$554,816	$(204,049)	$(5,491)	$345,317	909	$7,781	$353,098
Exchange of noncontrolling interest OP units for common shares	5	—	44	—	—	44	(5)	(44)	—
Issuance of common shares - ATM Program, net of offering costs	171	—	2,241	—	—	2,241	—	—	2,241
Exchange offer costs	—	—	(32)	—	—	(32)	—	—	(32)
Issuance of shares under dividend reinvestment plan	4	—	42	—	—	42	—	—	42
Repurchase of common shares (1)	(153)	—	(1,630)	—	—	(1,630)	—	—	(1,630)
Share-based compensation	616	—	1,248	—	—	1,248	—	—	1,248
Distributions - $0.285 per common share / OP unit	—	—	—	(4,449)	—	(4,449)	—	(95)	(4,544)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(10,721)	(10,721)	—	(231)	(10,952)
Net income	—	—	—	1,612	—	1,612	—	35	1,647
Balance, March 31, 2020	42,135	41	556,729	(206,886)	(16,212)	333,672	904	7,446	341,118
Exchange of noncontrolling interest OP units for common shares	127	1	1,082	—	—	1,083	(127)	(1,083)	—
Exchange offer costs	—	—	(11)	—	—	(11)	—	—	(11)
Issuance of shares under dividend reinvestment plan	2	—	16	—	—	16	—	—	16
Repurchase of common shares (1)	(23)	—	(440)	—	—	(440)	—	—	(440)
Share-based compensation	103	—	1,140	—	—	1,140	—	—	1,140
Distributions - $0.105 per common share / OP unit	—	—	—	(4,446)	—	(4,446)	—	(81)	(4,527)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(669)	(669)	—	(15)	(684)
Reallocation of ownership between parent and subsidiary	—	—	—	1	(34)	(33)	—	33	—
Net income	—	—	—	410	—	410	—	9	419
Balance, June 30, 2020	42,344	42	558,516	(210,921)	(16,915)	330,722	777	6,309	337,031
Exchange of noncontrolling interest OP units for common shares	1	—	11	—	—	11	(1)	(11)	—
Exchange offer costs	—	—	—	—	—	—	—	—	—
Issuance of shares under dividend reinvestment plan	3	—	16	—	—	16	—	—	16
Repurchase of common shares (1)	(2)	—	(6)	—	—	(6)	—	—	(6)
Share-based compensation	7	—	1,592	—	—	1,592	—	—	1,592
Distributions - $0.105 per common share / OP unit	—	—	—	(4,446)	—	(4,446)	—	(82)	(4,528)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	1,198	1,198	—	43	1,241
Reallocation of ownership between parent and subsidiary	—	—	—	(1)	10	9	—	(9)	—
Net income	—	—	—	900	—	900	—	14	914
Balance, September 30, 2020	42,353	$42	$560,129	$(214,468)	$(15,707)	$329,996	776	$6,264	$336,260

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2018	39,778	$39	$527,662	$(181,361)	$4,116	$350,456	929	$8,694	$359,150
Exchange of noncontrolling interest OP units for common shares	1	—	5	—	—	5	(1)	(5)	—
Stock issuance costs	—	—	(6)	—	—	(6)	—	—	(6)
Issuance of shares under dividend reinvestment plan	3	—	34	—	—	34	—	—	34
Repurchase of common shares (1)	(64)	—	(762)	—	—	(762)	—	—	(762)
Share-based compensation	111	1	1,882	—	—	1,883	—	—	1,883
Distributions - $0.285 per common share / OP unit	—	—	—	(11,351)	—	(11,351)	—	(264)	(11,615)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(3,390)	(3,390)	—	(80)	(3,470)
Net income	—	—	—	2,774	—	2,774	—	65	2,839
Balance, March 31, 2019	39,829	40	528,815	(189,938)	726	339,643	928	8,410	348,053
Exchange of noncontrolling interest OP units for common shares	—	—	5	—	—	5	—	(5)	—
Issuance of common shares - ATM Program, net of offering costs	305	—	3,716	—	—	3,716	—	—	3,716
Stock issuance costs	—	—	1	—	—	1	—	—	1
Issuance of shares under dividend reinvestment plan	2	—	35	—	—	35	—	—	35
Repurchase of common shares (1)	—	—	(14)	—	—	(14)	—	—	(14)
Share-based compensation	—	—	1,025	—	—	1,025	—	—	1,025
Distributions - $0.285 per common share / OP unit	—	—	—	(11,445)	—	(11,445)	—	(265)	(11,710)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(5,898)	(5,898)	—	(137)	(6,035)
Net income	—	—	—	3,327	—	3,327	—	77	3,404
Balance, June 30, 2019	40,136	40	533,583	(198,056)	(5,172)	330,395	928	8,080	338,475
Exchange of noncontrolling interest OP units for common shares	3	—	27	—	—	27	(3)	(27)	—
Issuance of common shares - ATM Program, net of offering costs	374	—	4,830	—	—	4,830	—	—	4,830
Issuance of shares under dividend reinvestment plan	3	—	35	—	—	35	—	—	35
Share-based compensation	1	—	1,641	—	—	1,641	—	—	1,641
Distributions - $0.285 per common share / OP unit	—	—	—	(11,575)	—	(11,575)	—	(263)	(11,838)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(2,184)	(2,184)	—	(51)	(2,235)
Net income	—	—	—	1,807	—	1,807	—	42	1,849
Balance, September 30, 2019	40,517	$40	$540,116	$(207,824)	$(7,356)	$324,976	925	$7,781	$332,757

(1)    The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income from continuing operations	$2,980	$7,391
Net income from discontinued operations	—	701
Net income	2,980	8,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,112	19,865
Amortization of deferred loan costs	839	814
Loss on sale or disposal of assets and assets held for sale	882	115
Bad debt	4,451	926
Share-based compensation	3,980	4,548
Equity in earnings of real estate partnership	(752)	(1,480)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	522	48
Accrued rents and accounts receivable	(6,123)	(1,762)
Receivable due from related party	(825)	15
Distributions from real estate partnership	—	1,005
Unamortized lease commissions, legal fees and loan costs	(958)	(202)
Prepaid expenses and other assets	2,145	(6,838)
Accounts payable and accrued expenses	131	5,206
Payable due to related party	538	15
Tenants' security deposits	298	310
Net cash provided by operating activities	29,220	29,976
Cash flows from investing activities:
Additions to real estate	(5,808)	(9,953)
Proceeds from note receivable	922	—
Net cash used in investing activities	(4,886)	(9,953)
Net cash provided by investing activities of discontinued operations	—	701
Cash flows from financing activities:
Distributions paid to common shareholders	(20,771)	(34,047)
Distributions paid to OP unit holders	(430)	(793)
Proceeds from issuance of common shares, net of offering costs	2,241	8,546
Payments of exchange offer costs	(43)	(5)
Proceeds from notes payable	1,734	—
Proceeds from bonds payable	—	100,000
Net proceeds from (payments of) credit facility	30,000	(90,200)
Repayments of notes payable	(11,514)	(7,502)
Payments of loan origination costs	—	(4,088)
Repurchase of common shares	(2,076)	(776)
Net cash used in financing activities	(859)	(28,865)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,475	(8,141)
Cash, cash equivalents and restricted cash at beginning of period	15,643	13,786
Cash, cash equivalents and restricted cash at end of period (1)	$39,118	$5,645
(1)     For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,790	$19,176
Cash paid for taxes	$353	$396
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$34	$203
Financed insurance premiums	$1,431	$1,238
Value of shares issued under dividend reinvestment plan	$74	$104
Value of common shares exchanged for OP units	$1,138	$37
Change in fair value of cash flow hedge	$(10,395)	$(11,740)

	September 30,
	2020	2019
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$38,990	$5,539
Restricted cash	128	106
Total cash, cash equivalents and restricted cash	$39,118	$5,645

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended September 30, 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2020 and December 31, 2019, and the results of operations for the three and nine month periods ended September 30, 2020 and 2019, the consolidated statements of changes in equity for the three months periods ended March 31, June 30, and September 30, 2020 and 2019 and cash flows for the nine month periods ended September 30, 2020 and 2019.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2020 and December 31, 2019, Whitestone wholly-owned 58 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of September 30, 2020, these properties consist of:

Consolidated Operating Portfolio

•52 wholly-owned properties that meet our Community Centered Properties® strategy;

Redevelopment, New Acquisitions Portfolio

•one wholly-owned property that meets our Community Centered Properties® strategy; and

•five parcels of land held for future development.

As of September 30, 2020, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

In December 2019, a novel strain of coronavirus ("COVID-19") was reported to have surfaced in China. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency due to the impact of the pandemic. As a result, the U.S. and many local governments implemented measures intended to control the spread of COVID-19, including enhanced screenings, quarantine requirements and travel restrictions. For example, in the first half of 2020, local governments in Texas and Arizona, where all but one of our properties are located, mandated a stay in place order, closed non-essential businesses, and closed other types of service businesses, such as bars and restaurants, though they

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
can continue to provide take out and drive through services. As of the date of this Quarterly Report on Form 10-Q, service businesses are permitted to be open with limited occupancy in Texas and Arizona. However, many experts warn that cases in these areas may continue to increase in the coming weeks or months. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants. The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. The response team is in ongoing communication with the Company’s tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the CARES Act. To date, the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. The Company is evaluating each tenant rent relief request on an case-by-case basis, considering a number of factors. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 90% of contractual base rent and common area maintenance reimbursables billed for the third quarter and October.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of September 30, 2020 and December 31, 2019, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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
September 30, 2020
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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of September 30, 2020, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2020, approximately $122,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2020, approximately $362,000 and $231,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2019, approximately $127,000 and $77,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2019, approximately $365,000 and $251,000 in interest expense and real estate taxes, respectively, were capitalized. Due to the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1,645,000 and $1,719,000 in share-based compensation for the three months ended September 30, 2020 and 2019, respectively, and we recognized $4,167,000 and $4,770,000 in share-based compensation for the nine months ended September 30, 2020 and 2019, respectively. We recognize forfeitures as they occur.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. With the adoption of ASC No. 842, Leases Topic 842, as of January 1, 2019 we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of September 30, 2020 and December 31, 2019, we had an allowance for uncollectible accounts of $15.5 million and $11.2 million, respectively. During the three months ending September 30, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $1.3 million and $0.5 million, respectively, and during the nine months ending September 30, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $4.5 million and $0.9 million, respectively. Included in the adjustment to rental revenue for the three and nine months ending September 30, 2020, was a bad debt adjustment of $0.7 million and $1.8 million, respectively, and a straight-line rent reserve adjustment of $0.1 million and $1.1 million, respectively, related to credit loss for the conversion of 12 and 84 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.

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
September 30, 2020
(Unaudited)
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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-2 which provided the principles for the recognition, measurement, presentation and disclosure of leases. Additional guidance and targeted improvements to Topic 842 were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
continue to monitor our leases following the adoption date to ensure that they are classified in accordance with the new lease standards.

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2020, we had rent revenues of $21.8 million and rental recoveries of $8.3 million compared to $21.6 million and $8.2 million, respectively, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we had rent revenues of $65.6 million and rental recoveries of $25.0 million compared to $64.8 million and $23.7 million, respectively, for the nine months ended September 30, 2019.

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of September 30, 2020 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2020 (remaining)	$21,140
2021	79,101
2022	68,060
2023	56,561
2024	44,593
Thereafter	125,900
Total	$395,355

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	September 30, 2020
2020 (remaining)	$226
2021	447
2022	85
2023	40
2024	35
2025	23
Total undiscounted rental payments	856
Less imputed interest	37
Total lease liabilities	$819

For the three months ended September 30, 2020 and 2019, the total lease costs were $253,000 and $245,000, respectively, and for the nine months ended September 30, 2020 and 2019, the total lease costs were $809,000 and $740,000, respectively. The weighted average remaining lease term for our operating leases was 1.9 years at September 30, 2020. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at September 30, 2020.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2020	December 31, 2019

Tenant receivables	$22,944	$16,741
Accrued rents and other recoveries	15,926	16,983
Allowance for doubtful accounts	(15,465)	(11,173)
Other receivables	199	303
Total	$23,604	$22,854

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Leasing commissions	$10,320	$9,868
Deferred legal cost	374	393
Deferred financing cost	3,898	3,908
Total cost	14,592	14,169
Less: leasing commissions accumulated amortization	(4,807)	(4,200)
Less: deferred legal cost accumulated amortization	(206)	(179)
Less: deferred financing cost accumulated amortization	(1,497)	(830)
Total cost, net of accumulated amortization	$8,082	$8,960

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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of September 30, 2020.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		September 30, 2020	December 31, 2019
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,849	$34,097
Total real estate partnership(2)		$34,849	$34,097

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing eight property interests and 926,798 square feet of GLA, as of September 30, 2020 and December 31, 2019.

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Pillarstone OP	$196	$524	$752	$1,480

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	September 30,	December 31,
	2020	2019

Assets:
Real estate, net	$49,512	$50,338
Other assets	8,926	6,742
Total assets	58,438	57,080
Liabilities and equity:
Notes payable	15,250	15,434
Other liabilities	4,102	3,575
Equity	39,086	38,071
Total liabilities and equity	58,438	57,080
Company’s share of equity	31,835	31,008
Cost of investment in excess of the Company’s share of underlying net book value	3,014	3,089
Carrying value of investment in real estate partnership	$34,849	$34,097

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$2,371	$3,863	$7,396	$11,536
Operating expenses	(1,713)	(2,410)	(5,195)	(7,218)
Other expenses	(391)	(776)	(1,184)	(2,341)
Net income	$267	$677	$1,017	$1,977

The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for both of the three months periods ended September 30, 2020 and 2019 is $27,000 and for both of the nine months periods ended September 30, 2020 and 2019 is $81,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended September 30, 2020 and 2019, the amortization of the guarantee liability was $10,000 and $23,000, respectively, and for the nine months ended September 30, 2020 and 2019, the amortization of the guarantee liability was $29,000 and $140,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2020	December 31, 2019
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$—	$9,260
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (2)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (3)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,768	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,323	18,616
$14.0 million 4.34% Note, due September 11, 2024	13,300	13,482
$14.3 million 4.34% Note, due September 11, 2024	14,073	14,243
$15.1 million 4.99% Note, due January 6, 2024	14,228	14,409
$2.6 million 5.46% Note, due October 1, 2023	2,351	2,386
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 1.00% Note, due May 6, 2022	1,734	—
$1.1 million 4.53% Note, due November 28, 2020	270	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	139,500	109,500
Total notes payable principal	667,547	645,896
Less deferred financing costs, net of accumulated amortization	(1,031)	(1,197)
Total notes payable	$666,516	$644,699

(1)     Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 25, 2018 through September 24, 2020. The promissory note was paid off in September 2020.

(2)    Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at 1.73%.

(3)     Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company is monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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
September 30, 2020
(Unaudited)
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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of September 30, 2020, the interest rate on the 2019 Revolver was 1.81%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver. As of September 30, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $13.0 million remaining availability under the 2019 Revolver. As of September 30, 2020, $404.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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
September 30, 2020
(Unaudited)
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

As of September 30, 2020, our $161.0 million in secured debt was collateralized by seven properties with a carrying value of $251.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2020, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2020 were as follows (in thousands):

Year	Amount Due

2020 (remaining)	$964
2021	2,762
2022	102,170
2023	167,363
2024	228,573
Thereafter	165,715
Total	$667,547

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

September 30, 2020
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(15,995)

December 31, 2019
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$59
Accounts payable and accrued expenses	$(5,660)

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
September 30, 2020
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
A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three months ended September 30, 2020	$1,241	Interest expense	$(1,217)
Three months ended September 30, 2019	$(2,235)	Interest expense	$274

Nine months ended September 30, 2020	$(10,395)	Interest expense	$(2,388)
Nine months ended September 30, 2019	$(11,740)	Interest expense	$1,091

(1)    There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and nine months ended September 30, 2020 and 2019.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2020 and 2019, 776,233 and 926,639 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2020 and 2019, 836,148 and 926,986 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the nine months ended September 30, 2019, distributions of $41,000 were made to holders of certain restricted common shares. See Note 12 (Incentive Share Plan) for information related to restricted common shares under the 2018 Plan and the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$914	$1,849	$2,980	$7,391
Less: Net income attributable to noncontrolling interests	(14)	(42)	(58)	(168)
Distributions paid on unvested restricted shares	—	—	—	(41)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	900	1,807	$2,922	$7,182
Income from discontinued operations	—	—	—	701
Less: Net income attributable to noncontrolling interests	—	—	—	(16)
Income from discontinued operations attributable to Whitestone REIT	—	—	—	685
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$900	$1,807	$2,922	$7,867

Denominator:
Weighted average number of common shares - basic	42,346	40,187	42,202	39,942
Effect of dilutive securities:
Unvested restricted shares	1,094	1,259	838	1,142
Weighted average number of common shares - dilutive	43,440	41,446	43,040	41,084

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.07	$0.18
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.07	$0.20
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.07	$0.17
Income from discontinued operations attributable to Whitestone REIT	0.00	0.00	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.02	$0.04	$0.07	$0.19

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2020 and 2019, we recognized approximately $105,000 and $101,000 in margin tax provision, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized approximately $285,000 and $324,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the three months ended September 30, 2019, we sold 374,077 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $4.8 million. In connection with such sales, we paid compensation of approximately $74,000 to the sales agents. During the nine months ended September 30, 2019, we sold 679,216 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $8.7 million. In connection with such sales, we paid compensation of approximately $132,000 to the sales agents. In light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares under the 2019 equity distribution agreements until the price of our common shares increases significantly. However, if necessary, we could choose to issue shares at prevailing market prices if our liquidity position so requires. As a result, during the three months ended September 30, 2020, we did not sell shares under the 2019 equity distribution agreements. During the nine months ended September 30, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2020, we owned a 98.2% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2020 and December 31, 2019, there were 43,008,051 and 42,279,849 OP units outstanding, respectively.  We owned 42,232,469 and 41,371,277 OP units as of September 30, 2020 and December 31, 2019, respectively. The balance of the OP units is owned by

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.2% and 97.7% for the three months ended September 30, 2020 and 2019, respectively, and approximately 98.1% and 97.7% for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, 1,331 and 2,857 OP units, respectively, were redeemed for an equal number of common shares, and during the nine months ended September 30, 2020 and 2019, 132,990 and 3,938 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2019 and the nine months ended September 30, 2020 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2020
Third Quarter	$0.1050	$4,430	$0.1050	$81	$4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.4950	$20,771	$0.4950	$430	$21,201

2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Board, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

12.  INCENTIVE SHARE PLAN

The Company’s 2008 Long-Term Equity Incentive Ownership Plan (as amended, the “2008 Plan”) expired in July 2018. At the Company’s annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired. Pursuant to the 2008 Plan, the maximum aggregate number of common shares that were issuable under the 2008 Plan was increased upon each issuance of common shares by the Company so that at any time the maximum number of shares that were issuable under the 2008 Plan equaled 12.5% of the aggregate number of common shares of the Company and OP units issued and outstanding (other than units issued to or held by the Company).

The Compensation Committee administered the 2008 Plan and administers the 2018 Plan except, in each case, with respect to awards to non-employee trustees, for which the 2008 Plan was and the 2018 Plan is administered by the board of trustees. The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards. On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) that occurs on or before September 30, 2024 (the “CIC Units”) to certain of our employees. Continued employment is required through the vesting date. If a Change in Control does not occur on or before September 30, 2024, the CIC Units shall be immediately forfeited. The Company considers a Change in Control on or before September 30, 2024 to be improbable, and no expense has been recognized for the CIC Units. If a Change in Control occurs, any outstanding CIC Units would be expensed immediately on the date of the Change in Control using the grant date fair value. The grant date fair value for each CIC Unit of $13.05 was determined based on the Company’s closing share price on the grant date.

On March 16, 2018, the Compensation Committee approved the grant of an aggregate of 387,499 time-based restricted common share units under the 2008 Plan, which vest annually in three equal installments, and 4,300 performance-based restricted common share units to certain of our employees.

On December 1, 2018, the Compensation Committee approved the grant of an aggregate of 229,684 performance-based restricted common share units with market-based vesting conditions (“TSR Units”) under the 2018 Plan to certain of our employees.. Vesting is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $14.89 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the December 1, 2018 grant date to the end of the performance period, December 31, 2020. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
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

On July 31, 2020, the Compensation Committee approved the grant of an aggregate of 545,000 TSR Units and 530,000 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $5.55 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the July 31, 2020 grant date to the end of the performance period, December 31, 2022. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $5.83 and vest annually in three equal installments.

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	2,339,932	$11.52
Granted	1,075,000	5.69
Vested	(478,607)	11.07
Forfeited	(32,479)	10.80
Non-vested at September 30, 2020	2,903,846	9.45
Available for grant at September 30, 2020	409,344

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2020 and years ended December 31, 2019 and 2018 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine Months Ended September 30, 2020	1,075,000	$5.69	(478,607)	$5,297
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352
Year Ended December 31, 2018	653,472	$11.07	(560,126)	$7,978

Total compensation recognized in earnings for share-based payments was $1,645,000 and $1,719,000 for the three months ended September 30, 2020 and 2019, respectively, and $4,167,000 and $4,770,000 for the nine months ended September 30, 2020 and 2019, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 890,000 CIC Units, to vest over the next 34 months. As of September 30, 2020, there was approximately $4.8 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 28 months, and approximately $5.5 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 34 months beginning on October 1, 2020.

We expect to record approximately $6.0 million in non-cash share-based compensation expense in 2020 and $8.4 million subsequent to 2020. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 24 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. The TSR Units issued in 2017 vested at 200% attainment based on the TSR Peer Group Ranking, and, as of September 30, 2020, the TSR Peer Group Ranking called for 100% attainment for the shares issued in 2018, 0% attainment for the shares issued in 2019, and 50% attainment for the shares issued in 2020. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2020	2019	2020	2019
Rent	Operating and maintenance	$(225)	$(213)	$(701)	$(628)
Property management fee income	Management, transaction, and other fees	$145	$228	$456	$693
Interest income	Interest, dividend and other investment income	$—	$52	$—	$161

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

On December 8, 2016, we received a $15.4 million financed receivable from Pillarstone OP to provide the financing for the ordinary course of business transactions for Pillarstone OP. The financed receivable has an interest rate of 1.4%-1.95% plus Libor and a maturity date of December 31, 2019. The financed receivable was paid off on October 17, 2019.

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

18.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 30, 2020, the date the consolidated financial statements were available to be issued, and has determined that there are no subsequent events to be reported.

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
•adverse economic or real estate developments or conditions in Texas or Arizona, Houston and Phoenix in particular, including as a result of a surge in COVID-19 cases in such areas and the impact on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;
•the imposition of federal income taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;
•the risk of government investigation of the Paycheck Protection Program loan (the “PPP Loan”);
•uncertainties related to the national economy, the real estate industry in general and in our specific markets, including, but not limited to, the significant volatility and disruption in the global financial markets caused by the COVID-19 pandemic and potential volatility as a result of the upcoming U.S. presidential election;
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

As of September 30, 2020, we wholly-owned 58 commercial properties consisting of:

Consolidated Operating Portfolio

•52 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $894.0 million;

Redevelopment, New Acquisitions Portfolio

•one wholly-owned property that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $34.7 million; and

•five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $19.0 million.

As of September 30, 2020, we had an aggregate of 1,386 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.8% of our annualized rental revenues for the nine months ended September 30, 2020.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 222 new and renewal leases during the nine months ended September 30, 2020, totaling 658,754 square feet and approximately $56.5 million in total lease value.  This compares to 241 new and renewal leases totaling 659,134 square feet and approximately $60.6 million in total lease value during the same period in 2019.

We employed 85 full-time employees as of September 30, 2020.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of September 30, 2020, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Impact of COVID-19

The following discussion is intended to provide our shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of October 30, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition, and that of our tenants, for future periods.

During the first half of 2020, the U.S. and many local governments implemented measures intended to control the spread of COVID-19, including enhanced screenings, quarantine or shelter in place requirements and travel restrictions. For example, local governments in Texas and Arizona, where all but one of our properties are located, mandated a stay in place order, closed non-essential businesses, and closed other types of service businesses, such as bars and restaurants, though they can continue to provide take out and drive through services. As of the date of this Quarterly Report on Form 10-Q, service businesses are permitted to be open with limited occupancy in Texas and Arizona. However, the timing and ultimate impact of any such steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. Cases of COVID-19 in these areas continued to rise in the third quarter of 2020 and many experts warn of a potential “second wave” of the outbreak in the coming months. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Our portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report on Form 10-Q, all of our properties are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates.
•Approximately 97% of our tenants (based on annualized base rent (“ABR”)) are open and operating.
•Included in our adjustments to rental revenue for the three and nine months ending September 30, 2020, was a bad debt adjustment of $0.7 million and $1.8 million, respectively, and a straight-line rent reserve adjustment of $0.1 million and $1.1 million, respectively, related to credit loss for the conversion of 12 and 84 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.
•As of the date of this Quarterly Report on Form 10-Q, we have received payments of approximately 90% of contractual base rent and common area maintenance reimbursables billed for the third quarter and October. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility. As of September 30, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $13.0 million of remaining availability under our revolving credit facility. We have cash, cash equivalents and restricted cash of approximately $39.1 million as of September 30, 2020.
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
•We have put in place a temporary response team to address tenant concerns. The response team is in ongoing communication with our tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the CARES Act and/or under the additional stimulus relief bill that is expected to be passed by the U.S. Congress in the fourth quarter of 2020.
•We are proactively implementing expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.
•The health and safety of our employees and their families is a top priority. We adapted our operations to protect employees, including by implementing a work from home policy in the first quarter of 2020. All employees returned to work in the second quarter of 2020.

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

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $29.9 million and $29.9 million for the three months ended September 30, 2020 and 2019, respectively, and $88.1 million and $89.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. As a result of the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis, and there can be no assurance that our acquisition activity will return to previously anticipated levels in the near term following the end of the pandemic or at all. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. However, as of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 90% of contractual base rent and common area maintenance reimbursables billed for the third quarter and October. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. In addition, included in our adjustments to rental revenue for the three and nine months ending September 30, 2020, was a bad debt adjustment of $0.7 million and $1.8 million, respectively, and a straight-line rent reserve adjustment of $0.1 million and $1.1 million, respectively, related to credit loss for the conversion of 12 and 84 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis. We are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2020, approximately 19% of our GLA was subject to leases that expire prior to December 31, 2021.  Over the last three years, we have renewed expiring leases with respect to approximately 95% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Leasing Activity

As of September 30, 2020, we owned 58 properties with 4,953,571 square feet of GLA and our occupancy rate for all properties was approximately 89% and 90% occupied as of September 30, 2020 and 2019, respectively. The following is a summary of the Company’s leasing activity for the nine months ended September 30, 2020:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	143	474,778	3.9	$1.31	$17.70	$17.08	11.6%
New Leases	37	83,529	5.1	11.55	22.43	22.98	1.9%
Total	180	558,307	4.1	$2.85	$18.41	$17.96	9.8%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	2	2,563	4.7	$30.64	$46.08
New Leases	40	97,884	4.7	8.82	19.24
Total	42	100,447	4.7	$9.38	$19.93

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

The following is a summary of the Company's capital expenditures for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Capital expenditures:
Tenant improvements and allowances	$1,820	$1,790	$3,048	$3,185
Developments / redevelopments	95	728	474	3,576
Leasing commissions and costs	235	625	913	1,993
Maintenance capital expenditures	840	1,205	2,286	3,190
Total capital expenditures	$2,990	$4,348	$6,721	$11,944

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the nine months ended September 30, 2020.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The comparability of our results of operations for the three months ended September 30, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a summary comparison of our results of operations and other metrics for the three months ended September 30, 2020 and 2019 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended September 30,
	2020	2019
Number of properties owned and operated	58	57
Aggregate GLA (sq. ft.)(1)	4,848,652	4,848,652
Ending occupancy rate - operating portfolio(1)	89%	90%
Ending occupancy rate	89%	90%

Total revenues	$29,900	$29,879
Total operating expenses	22,730	21,914
Total other expense	6,347	6,538
Income from operations before equity investments in real estate partnerships and income tax	823	1,427
Equity in earnings of real estate partnership	196	524
Provision for income taxes	(105)	(102)
Income from continuing operations	914	1,849
Net income	914	1,849
Less: Net income attributable to noncontrolling interests	14	42
Net income attributable to Whitestone REIT	$900	$1,807

Funds from operations(2)	$8,467	$9,231
Funds from operations core(3)	10,112	10,950
Property net operating income(4)	21,272	22,051
Distributions paid on common shares and OP units	4,511	11,694
Distributions per common share and OP unit	$0.1050	$0.2850
Distributions paid as a percentage of funds from operations core	45%	107%

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

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended September 30, 2020 to the three months ended September 30, 2019, Same Store includes properties owned during the entire period from July 1, 2019 to September 30, 2020. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Revenue	2020	2019	Change	% Change
Same Store
Rental revenues (1) (3)	$21,217	$21,623	$(406)	(2)%
Recoveries(2)	8,010	8,240	(230)	(3)%
Bad debt(3)	(1,167)	(495)	(672)	136%
Total rental	28,060	29,368	(1,308)	(4)%
Other revenues (4)	887	283	604	213%
Same Store Total	28,947	29,651	(704)	(2)%

Non-Same Store and Management Fees
Rental revenues	591	—	591	Not meaningful
Recoveries	329	—	329	Not meaningful
Bad debt	(112)	—	(112)	Not meaningful
Total rental (5)	808	—	808	Not meaningful
Management fees	145	228	(83)	(36)%
Non-Same Store and Management Fees Total	953	228	725	318%

Total revenue	$29,900	$29,879	$21	—%

(1)     The Same Store rental revenues decrease of $406,000 resulted from a decrease of $179,000 from the decrease in the average leased square feet to 4,324,332 from 4,360,443, and a decrease of $227,000 from the average rent per leased square foot decreasing from $19.84 to $19.63.

(2)     The Same Store recoveries revenue decrease of $230,000 is primarily attributable to related decreases in Same Store operating expenses of $239,000. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic.
(3)     Included in the average rent per leased square foot decrease mentioned above is a Same Store rental revenue decrease of $117,000 from straight-line rent write offs as a result of converting 12 tenants to cash basis accounting during the three months ended September 30, 2020. Bad debt decreased Same Store total rental revenue by $1,167,000 during the three months ended September 30, 2020, as compared to a reduction of $495,000 during the same period a year ago. The bad debt for the three months ended September 30, 2020 was primarily attributable to increases in allowances against accrued receivables as tenants have deferred or missed payments as a result of the COVID-19 pandemic.

(4)    The increase in Same Store other revenues is primarily comprised of increased lease termination fees.

(5)    Non-Same Store total rental revenue increased due to the addition of Las Colinas Village on December 6, 2019.

As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 90% of contractual base rent and common area maintenance reimbursables billed for the third quarter and October. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained.

Operating expenses. The primary components of operating expenses for the three months ended September 30, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Operating Expenses	2020	2019	Change	% Change
Same Store
Operating and maintenance (1)	$4,649	$4,888	$(239)	(5)%
Real estate taxes	4,437	4,410	27	1%
Same Store total	9,086	9,298	(212)	(2)%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	155	16	139	869%
Real estate taxes (2)	233	—	233	Not meaningful
Affiliated company rents (3)	225	214	11	5%
Non-Same Store and affiliated company rents total	613	230	383	167%

Depreciation and amortization	7,171	6,789	382	6%

General and administrative (4)	5,860	5,597	263	5%

Total operating expenses	$22,730	$21,914	$816	4%

(1)    The $239,000 Same Store operating and maintenance cost decrease was primarily comprised of lower repair costs.

(2)    Non-Same Store operating and maintenance and real estate tax expenses for the three months ended September 30, 2020 are due to the addition of Las Colinas Village on December 6, 2019.

(3)    Affiliated company rents are spaces that we lease from Pillarstone OP.

(4)    The general and administrative expense increase is attributable to a $973,000 increase in accrued annual incentive bonuses, offset by decreases of $319,000 in professional fees, $170,000 in payroll costs (exclusive of the annual cash incentive bonus), $95,000 in travel expenses, and $126,000 in other general and administrative expenses. The annual incentive bonus program was approved by the Board of Trustees in July of 2020, and therefore the amount recorded to three months ended September 30, 2020, reflects nine months of the projected payout for the full year.

Other expenses (income). The primary components of other expenses (income) for the three months ended September 30, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Other Expenses (Income)	2020	2019	Change	% Change

Interest expense	$6,400	$6,679	$(279)	(4)%
Loss on sale or disposal of assets and assets held for sale	18	—	18	Not meaningful
Interest, dividend and other investment income	(71)	(141)	70	(50)%
Total other expense	$6,347	$6,538	$(191)	(3)%

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $328,000 from $524,000 for the three months ended September 30, 2019 to $196,000 for the three months ended September 30, 2020. The $328,000 decrease is primarily attributable to lower net income from Pillarstone OP for the three months ended September 30, 2020 as compared to the same period in 2019 resulting from the sale of Corporate Park West, Corporate Park Woodland and Plaza Park on October 8, 2019. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Same Store (51 properties, excluding development land)
Property revenues
Rental	$28,060	$29,368	$(1,308)	(4)%
Management, transaction and other fees	887	283	604	213%
Total property revenues	28,947	29,651	(704)	(2)%

Property expenses
Property operation and maintenance	4,649	4,888	(239)	(5)%
Real estate taxes	4,437	4,410	27	1%
Total property expenses	9,086	9,298	(212)	(2)%

Total property revenues less total property expenses	19,861	20,353	(492)	(2)%

Same Store straight-line rent adjustments	(50)	(178)	128	(72)%
Same Store amortization of above/below market rents	(148)	(226)	78	(35)%
Same Store lease termination fees	(727)	(127)	(600)	472%

Same Store NOI(1)	$18,936	$19,822	$(886)	(4)%

(1)     See below for a reconciliation of property net operating income to net income.

	Three Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2020	2019
Net income attributable to Whitestone REIT	$900	$1,807
General and administrative expenses	5,860	5,597
Depreciation and amortization	7,171	6,789
Equity in earnings of real estate partnership	(196)	(524)
Interest expense	6,400	6,679
Interest, dividend and other investment income	(71)	(141)
Provision for income taxes	105	102
Management fee, net of related expenses	81	(14)
Loss on sale or disposal of assets and assets held for sale of continuing operations, net	18	—
NOI of real estate partnership (pro rata)	990	1,714
Net income attributable to noncontrolling interests	14	42
NOI	$21,272	$22,051
Non-Same Store NOI (1)	(421)	16
NOI of real estate partnership (pro rata)	(990)	(1,714)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	19,861	20,353
Same Store straight-line rent adjustments	(50)	(178)
Same Store amortization of above/below market rents	(148)	(226)
Same Store lease termination fees	(727)	(127)
Same Store NOI (2)	$18,936	$19,822

(1)    We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended September 30, 2020 to the three months ended September 30, 2019, Non-Same Store includes properties acquired between July 1, 2019 and September 30, 2020 and properties sold between July 1, 2019 and September 30, 2020, but not included in discontinued operations.

(2)    We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended September 30, 2020 to the three months ended September 30, 2019, Same Store includes properties owned before July 1, 2019 and not sold before September 30, 2020. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The comparability of our results of operations for the nine months ended September 30, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a summary comparison of our results of operations and other metrics for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share and per OP unit amounts):

	Nine Months Ended September 30,
	2020	2019
Number of properties owned and operated	58	57
Aggregate GLA (sq. ft.)(1)	4,848,652	4,848,652
Ending occupancy rate - operating portfolio(1)	89%	90%
Ending occupancy rate	89%	90%

Total revenues	$88,081	$89,151
Total operating expenses	65,328	63,613
Total other expense	20,237	19,303
Income from operations before equity investments in real estate partnerships and income tax	2,516	6,235
Equity in earnings of real estate partnership	752	1,480
Provision for income taxes	(288)	(324)
Income from continuing operations	2,980	7,391
Gain on sale of property from discontinued operations	—	701
Net income	2,980	8,092
Less: Net income attributable to noncontrolling interests	58	184
Net income attributable to Whitestone REIT	$2,922	$7,908

Funds from operations(2)	$26,145	$29,104
Funds from operations core(3)	30,312	33,874
Property net operating income(4)	62,965	67,005
Distributions paid on common shares and OP units	21,201	34,840
Distributions per common share and OP unit	$0.4950	$0.8550
Distributions paid as a percentage of funds from operations core	70%	103%

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

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019, Same Store includes properties owned during the entire period from January 1, 2019 to September 30, 2020. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Revenue	2020	2019	Change	% Change
Same Store
Rental revenues (1) (3)	$63,766	$64,752	$(986)	(2)%
Recoveries(2)	24,094	23,701	393	2%
Bad debt(3)	(4,187)	(926)	(3,261)	352%
Total rental	83,673	87,527	(3,854)	(4)%
Other revenues (4)	1,475	931	544	58%
Same Store Total	85,148	88,458	(3,310)	(4)%

Non-Same Store and Management Fees
Rental revenues	1,825	—	1,825	Not meaningful
Recoveries	882	—	882	Not meaningful
Bad debt	(264)	—	(264)	Not meaningful
Total rental (5)	2,443	—	2,443	Not meaningful
Other revenues	34	—	34	Not meaningful
Management fees	456	693	(237)	(34)%
Non-Same Store and Management Fees Total	2,933	693	2,240	323%

Total revenue	$88,081	$89,151	$(1,070)	(1)%

(1)     The Same Store rental revenues decrease of $986,000 resulted from a decrease of $431,000 from the decrease in the average leased square feet to 4,353,422 from 4,381,957, and a decrease of $555,000 from the average rent per leased square foot decreasing from $19.70 to $19.53.

(2)     The Same Store recoveries revenue increase of $393,000 is primarily attributable to related increases in Same Store real estate taxes of $498,000 offset by a decrease in Same Store operating and maintenance expenses of $120,000.
(3)     Included in the average rent per leased square foot decrease mentioned above is a Same Store rental revenue decrease of $1,045,000 from straight-line rent write offs during the nine months ended September 30, 2020 as a result of converting 84 tenants to cash basis accounting. Bad debt decreased Same Store total rental revenue by $4,187,000 during the nine months ended September 30, 2020, as compared to a reduction of $926,000 during the same period a year ago. The bad debt for the nine months ended September 30, 2020 was primarily attributable to increases in allowances against accrued receivables as tenants have deferred or missed payments as a result of the COVID-19 pandemic.

(4)    The increase in Same Store other revenues is primarily comprised of increased lease termination fees.

(5)    Non-Same Store total rental revenue increased due to the addition of Las Colinas Village on December 6, 2019.

As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 90% of contractual base rent and common area maintenance reimbursables billed for the third quarter and October. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis.

We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained.

Operating expenses. The primary components of operating expenses for the nine months ended September 30, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Operating Expenses	2020	2019	Change	% Change
Same Store
Operating and maintenance	$13,895	$14,015	$(120)	(1)%
Real estate taxes	12,972	12,474	498	4%
Same Store total	26,867	26,489	378	1%

Non-Same Store and affiliated company rents
Operating and maintenance (1)	425	116	309	266%
Real estate taxes (1)	619	—	619	Not meaningful
Affiliated company rents (2)	701	629	72	11%
Non-Same Store and affiliated company rents total	1,745	745	1,000	134%

Depreciation and amortization	21,112	19,865	1,247	6%

General and administrative (3)	15,604	16,514	(910)	(6)%

Total operating expenses	$65,328	$63,613	$1,715	3%

(1)    Non-Same Store operating and maintenance and real estate tax expenses for the nine months ended September 30, 2020 are due to the addition of Las Colinas Village on December 6, 2019.

(2)    Affiliated company rents are spaces that we lease from Pillarstone OP.

(3)    The general and administrative expense decrease was attributable to $532,000 in decreased share-based compensation expense, $357,000 in decreased travel expenses, $327,000 in decreased professional fees and $250,000 in decreased other general and administrative expenses offset by a $556,000 increase in payroll costs. The increased payroll costs included a $973,000 increase in annual incentive bonuses, offset by a decrease of $417,000 in other payroll costs. Please refer to Note 12 (Incentive Share Plan) for more information regarding share-based compensation expense. Travel has been reduced in response to the COVID-19 pandemic.

Other expenses (income). The primary components of other expenses (income) for the nine months ended September 30, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Other Expenses (Income)	2020	2019	Change	% Change

Interest expense	$19,561	$19,738	$(177)	(1)%
Loss on sale or disposal of assets and assets held for sale	882	115	767	667%
Interest, dividend and other investment income	(206)	(550)	344	(63)%
Total other expense	$20,237	$19,303	$934	5%

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $728,000 from $1,480,000 for the nine months ended September 30, 2019 to $752,000 for the nine months ended September 30, 2020. The $728,000 decrease is primarily attributable to lower net income from Pillarstone OP for the nine months ended September 30, 2020 as compared to the same period in 2019 resulting from the sale of Corporate Park West, Corporate Park Woodland and Plaza Park on October 8, 2019. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Nine Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Same Store (51 properties, excluding development land)
Property revenues
Rental	$83,673	$87,527	$(3,854)	(4)%
Management, transaction and other fees	1,475	931	544	58%
Total property revenues	85,148	88,458	(3,310)	(4)%

Property expenses
Property operation and maintenance	13,895	14,015	(120)	(1)%
Real estate taxes	12,972	12,474	498	4%
Total property expenses	26,867	26,489	378	1%

Total property revenues less total property expenses	58,281	61,969	(3,688)	(6)%

Same Store straight-line rent adjustments	640	(919)	1,559	(170)%
Same Store amortization of above/below market rents	(589)	(690)	101	(15)%
Same Store lease termination fees	(1,028)	(401)	(627)	156%

Same Store NOI(1)	$57,304	$59,959	$(2,655)	(4)%

(1)     See below for a reconciliation of property net operating income to net income.

	Nine Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2020	2019
Net income attributable to Whitestone REIT	$2,922	$7,908
General and administrative expenses	15,604	16,514
Depreciation and amortization	21,112	19,865
Equity in earnings of real estate partnership	(752)	(1,480)
Interest expense	19,561	19,738
Interest, dividend and other investment income	(206)	(550)
Provision for income taxes	288	324
Gain on sale of property from discontinued operations, net	—	(701)
Management fee, net of related expenses	246	(64)
Loss on sale or disposal of assets and assets held for sale of continuing operations, net	882	115
NOI of real estate partnership (pro rata)	3,250	5,152
Net income attributable to noncontrolling interests	58	184
NOI	$62,965	$67,005
Non-Same Store NOI (1)	(1,434)	116
NOI of real estate partnership (pro rata)	(3,250)	(5,152)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	58,281	61,969
Same Store straight-line rent adjustments	640	(919)
Same Store amortization of above/below market rents	(589)	(690)
Same Store lease termination fees	(1,028)	(401)
Same Store NOI (2)	$57,304	$59,959

(1)    We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019, Non-Same Store includes properties acquired between January 1, 2019 and September 30, 2020 and properties sold between January 1, 2019 and September 30, 2020, but not included in discontinued operations.

(2)    We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019, Same Store includes properties owned before January 1, 2019 and not sold before September 30, 2020. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO (NAREIT) AND FFO-CORE	2020	2019	2020	2019
Net income attributable to Whitestone REIT	$900	$1,807	$2,922	$7,908
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	7,125	6,718	20,943	19,657
Depreciation and amortization of real estate assets of real estate partnership (pro rata)	386	651	1,262	1,921
Loss on disposal or impairment of assets and properties of continuing operations, net	18	—	882	115
Gain on sale of property from discontinued operations, net	—	—	—	(701)
Loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	24	13	78	20
Net income attributable to noncontrolling interests	14	42	58	184
FFO (NAREIT)	$8,467	$9,231	$26,145	$29,104

Share-based compensation expense	$1,645	$1,719	$4,167	$4,770

FFO Core	$10,112	$10,950	$30,312	$33,874

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PROPERTY NET OPERATING INCOME	2020	2019	2020	2019
Net income attributable to Whitestone REIT	$900	$1,807	$2,922	$7,908
General and administrative expenses	5,860	5,597	15,604	16,514
Depreciation and amortization	7,171	6,789	21,112	19,865
Equity in earnings of real estate partnership	(196)	(524)	(752)	(1,480)
Interest expense	6,400	6,679	19,561	19,738
Interest, dividend and other investment income	(71)	(141)	(206)	(550)
Provision for income taxes	105	102	288	324
Gain on sale of property from discontinued operations, net	—	—	—	(701)
Management fee, net of related expenses	81	(14)	246	(64)
Loss on sale or disposal of assets and assets held for sale of continuing operations, net	18	—	882	115
NOI of real estate partnership (pro rata)	990	1,714	3,250	5,152
Net income attributable to noncontrolling interests	14	42	58	184
NOI	$21,272	$22,051	$62,965	$67,005

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

 During the nine months ended September 30, 2020, our cash provided from operating activities was $29,220,000 and our total distributions were $21,201,000.  Therefore, we had cash flow from operation in excess of distributions of approximately $8,019,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility. As of September 30, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $13.0 million remaining availability under the revolving credit facility. In addition, in light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares, including under the 2019 equity distribution agreements, until the price of our common shares increases significantly.

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

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In light of the dynamics in the capital markets impacted by the COVID-19 pandemic and the economic slowdown, our access to capital may be diminished due to, among other things:

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

We are unable to predict and determine the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in the long term. We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of the revolving credit facility as a precautionary measure to preserve our financial flexibility. As of September 30, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $13.0 million remaining availability under the revolving credit facility. As of September 30, 2020, we have cash, cash equivalents and restricted cash of approximately $39.1 million.
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
•The health and safety of our employees and their families is a top priority. We adapted our operations to protect employees, including by implementing a work from home policy in the first quarter of 2020. All employees returned to work in the second quarter of 2020.

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

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. In light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares under the 2019 equity distribution agreements until the price of our common shares increases significantly. However, if necessary, we could choose to issue shares at prevailing market prices if our liquidity position so requires. As a result, during the three months ended September 30, 2020, we did not sell shares under the 2019 equity distribution agreements. During the nine months ended September 30, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents. During the three months ended September 30, 2019, we sold 374,077 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $4.8 million. In connection with such sales, we paid compensation of approximately $74,000 to the sales agents. During the nine months ended September 30, 2019, we sold 679,216 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $8.7 million. In connection with such sales, we paid compensation of approximately $132,000 to the sales agents.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $39,118,000 as of September 30, 2020, as compared to $15,643,000 on December 31, 2019.  The increase of $23,475,000 was primarily the result of the following:

Sources of Cash

•Cash flow from operations of $29,220,000 for the nine months ended September 30, 2020;

•Net proceeds of $30,000,000 from the 2019 Facility;

•Net proceeds of $1,734,000 from notes payable;

•Proceeds from issuance of common shares pursuant to the 2019 equity distribution agreements, net of offering costs of $2,198,000;

Uses of Cash

•Payment of distributions to common shareholders and OP unit holders of $21,201,000;

•Additions to real estate of $5,808,000;

•Repurchase of common shares of $2,076,000; and

•Payments of notes payable of $11,514,000.

 We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2020	December 31, 2019
Fixed rate notes
$10.5 million, 4.85% Note, due September 24, 2020 (1)	$—	$9,260
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (2)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (3)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,768	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,323	18,616
$14.0 million 4.34% Note, due September 11, 2024	13,300	13,482
$14.3 million 4.34% Note, due September 11, 2024	14,073	14,243
$15.1 million 4.99% Note, due January 6, 2024	14,228	14,409
$2.6 million 5.46% Note, due October 1, 2023	2,351	2,386
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 1.00% Note, due May 6, 2022	1,734	—
$1.1 million 4.53% Note, due November 28, 2020	270	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	139,500	109,500
Total notes payable principal	667,547	645,896
Less deferred financing costs, net of accumulated amortization	(1,031)	(1,197)
Total notes payable	$666,516	$644,699

(1)     Promissory note includes an interest rate swap that fixed the interest rate at 3.55% for the duration of the term through September 24, 2018 and 4.85% beginning September 25, 2018 through September 24, 2020. The promissory note was paid off in September 2020.

(2)    Promissory note includes an interest rate swap that fixed the LIBOR portion at 1.73%.

(3)     Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

Scheduled maturities of our outstanding debt as of September 30, 2020 were as follows (in thousands):

Year	Amount Due

2020 (remaining)	$964
2021	2,762
2022	102,170
2023	167,363
2024	228,573
Thereafter	165,715
Total	$667,547

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of September 30, 2020, the interest rate on the 2019 Revolver was 1.81%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of September 30, 2020, $404.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

As of September 30, 2020, our $161.0 million in secured debt was collateralized by seven properties with a carrying value of $251.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2020, we were in compliance with all loan covenants.

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

The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2019 and the nine months ended September 30, 2020 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2020
Third Quarter	$0.1050	$4,430	$0.1050	$81	$4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	$0.2850	258	12,186
Total	$0.4950	$20,771	$0.4950	$430	$21,201

2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

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

Fixed Interest Rate Debt

As of September 30, 2020, $528.0 million, or approximately 79% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2020 of approximately 4.1% per annum with scheduled maturities ranging from 2020 to 2029 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $18.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2020, $139.5 million, or approximately 21% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.4 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, our employees worked remotely in part of the first quarter of 2020 and part of the second quarter of 2020. This shift to working remotely was implemented quickly and all employees returned to work in the second quarter of 2020. Our remote working arrangements did not had a material effect on our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2020 other than the following.

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

A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent, and mandated stay in place orders have prevented customers from frequenting, some of our tenants’ businesses. Even as such orders are lifted, customer traffic may continue to be adversely impacted. Some tenants may also seek concessions from us for paying lease charges as a result of such mandatory closures or reduced hours. As of the date of this Quarterly Report on Form 10-Q, we have received payment of approximately 90% of contractual base rent and common area maintenance reimbursables billed for the third quarter and October. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period. In fact, to date, we have included in our adjustments to rental revenue for the three and nine months ending September 30, 2020, was a bad debt adjustment of $0.7 million and $1.8 million, respectively, and a straight-line rent reserve adjustment of $0.1 million and $1.1 million, respectively, related to credit loss for the conversion of 12 and 84 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.

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

The outbreak has triggered a period of global economic slowdown. A sustained downturn in the U.S. economy and reduced consumer spending as well as consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic could impose an economic recession in the U.S. which could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

In addition, the COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which could result in temporary or long-term disruptions in our tenants’ supply chains from suppliers, or otherwise delay the delivery of inventory or other goods necessary for our tenants’ operations.

Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the CARES Act. Many aspects of the CARES Act have expired or are expected to expire in the fourth quarter of 2020. While the U.S. Congress is currently negotiating an additional stimulus relief bill, there can be no assurance that any such bill, if passed, will include relief available to us or our tenants.

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

In addition, the COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders due to, among other factors:

•during the first quarter of 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, after which we have $13.0 million remaining availability. Difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ abilities to fund their business operations and meet their obligations to us;
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
•as a result of remote working arrangements we implemented in response to the COVID-19 pandemic in the first and second quarters of 2020, we may have been subject to increased risk of an information or cyber-security incident, fraud, a failure to maintain the uninterrupted operation of our information systems due to, among other things, an increase in remote work; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

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

(b)    Not applicable.

(c)    During the three months ended September 30, 2020, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	—	$—	N/A	N/A
August 1, 2020 through August 31, 2020	—	—	N/A	N/A
September 1, 2020 through September 30, 2020	1,173	6.00	N/A	N/A
Total	1,173	$6.00

(1)    The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed on June 27, 2012)

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020)

3.1.9	Articles Supplementary for Series A Preferred Shares (previously filed and incorporated by reference to Exhibit 3.1. to the Registrant’s Current Report on Form 8-K filed on May 15, 2020)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 24,2020)

10.1*	Form of Restricted Common Share Unit Award Agreement (Time-Vested)

10.2*	Form of Restricted Common Share Unit Award Agreement (Performance-Vested)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information of the Registrant for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, June 30, and September 30, 2020 and 2019 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
 ________________________

*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	October 30, 2020	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2020	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)