Form 10-K
period 2020-12-31
Whitestone REIT
filed 2021-03-08
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $307,838,248.
As of March 4, 2021, the registrant had 42,478,720 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2020

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on our business, employees and tenants, including, among others, (a) changes in tenant demand for our properties, (b) financial challenges confronting major tenants, including as a result of decreased customers’ willingness to frequent, and mandated stay in place orders that have prevented customers from frequenting, some of our tenants’ businesses and the impact of these issues on our ability to collect rent from our tenants, (c) operational changes implemented by us, including remote working arrangements, which may put increased strain on our IT systems and create increased vulnerability to cybersecurity incidents, (d) limited ability to access the capital markets and other sources of financing on attractive terms or at all, and (e) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;
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
•uncertainties related to the national economy, the real estate industry in general and in our specific markets, including, but not limited to, the significant volatility and disruption in the global financial markets caused by the COVID-19 pandemic and potential volatility as a result of the U.S. presidential election;
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

Summary Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, including the detailed description of each risk factor contained in “Risk Factors” in this Annual Report on Form 10-K, the following is a summary of certain risk factors that should be considered carefully in evaluating our business. Our business, financial condition, results of operations or the trading price of our common shares could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or which we currently consider immaterial may also impair our business and operations.

•Real estate property investments are illiquid due to a variety of factors and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
•Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.
•Disruption in capital markets could adversely impact acquisition activities and pricing of real estate assets.
•Our properties are subject to property taxes that may increase in the future, which could adversely affect cash flow.
•Our assets may be subject to impairment charges.
•Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.
•We face intense competition, which may decrease, or prevent increases of, the occupancy and rental rates of our properties.
•Because a majority of our GLA is in the Houston and Phoenix metropolitan areas, an economic downturn in either area could adversely impact our operations and ability to make distributions to our shareholders.
•The COVID-19 pandemic is expected to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the businesses of many of our tenants and materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our shareholders.
•We lease our properties to approximately 1,400 tenants and leases for approximately 10% to 20% of our GLA expire annually. Each year we face the risk of non-renewal of a significant percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.
•Many of our tenants are small businesses, which may have a higher risk of bankruptcy or insolvency.
•Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect our returns.
•Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
•Our success depends in part on our ability to execute our Community Centered Property® strategy.
•Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.
•We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.
•Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could adversely affect our ability to grow, our interest cost and our results of operations.
•Our failure to hedge effectively against interest rate changes may adversely affect results of operations.
•We currently have and may incur additional mortgage indebtedness and other borrowings, which may increase our business risks and may adversely affect our ability to make distributions to our shareholders.
•If we set aside insufficient working capital or are unable to secure funds for future tenant improvements, we may be required to defer necessary property improvements, which could adversely impact the quality of our properties and our results of operations.
•We have in the past and may continue to structure acquisitions of property in exchange for limited partnership units in our Operating Partnership on terms that could limit our liquidity or our flexibility.
•We may issue preferred shares with a preference in distributions over our common shares, and our ability to issue preferred shares and additional common shares may deter or prevent a sale of common shares in which you can profit.
•Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.
•If we fail to qualify as a REIT, our operations and distributions to shareholders would be adversely impacted.

•We may need to incur additional borrowings to meet REIT minimum distribution requirement and to avoid excise tax.
•If our Operating Partnership were classified as a “publicly traded partnership” taxable as a corporation for federal income tax purposes under the Code, we would cease to qualify as a REIT and would suffer other adverse tax consequences.
•Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
•Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•Pursuant to the Tax Protection Agreement, the amount that Pillarstone is required to indemnify the Operating Partnership for certain tax liabilities reduces over the term of the Tax Protection Agreement.
•Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.
•Increases in market interest rates may result in a decrease in the value of our common shares.
•Broad market fluctuations could negatively impact the market price of our common shares.
•Maryland takeover statutes may deter others from seeking to acquire us and prevent shareholders from making a profit in such transactions.
•The MGCL, the Maryland REIT Law and our organizational documents limit shareholders’ rights to bring claims against our officers and trustees.
•The terms of our employment agreements with our executive officers and severance arrangements with other employees and the terms of certain equity awards granted to our employees may deter others from seeking to acquire us or reduce the price of any such acquisition.
•Future offerings of debt, which would be senior to our common shares upon liquidation, and/or preferred equity securities that may be senior to our common shares for purposes of distributions or upon liquidation, may adversely affect the market price of our common shares.
•The shareholders’ rights plan adopted by our board of trustees may discourage a third party from acquiring us in a manner that might result in a premium price to our shareholders.
•Market disruptions may significantly and adversely affect our financial condition and results of operations.
•The value of investments in our common shares will be directly affected by general economic and regulatory factors we cannot control or predict.
•We may not be successful in consummating suitable acquisitions or investment opportunities, which may impede our growth and adversely affect the trading price of our common shares.
•Loss of our key personnel, particularly our senior managers, could threaten our ability to execute our strategy and operate our business successfully.
•Our systems may not be adequate to support our growth, and our failure to successfully oversee our portfolio of properties could adversely affect our results of operations.
•There can be no assurance that we will be able to pay or maintain cash distributions or that distributions will increase over time.
•Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.
•Expectations of the Company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

PART I

Item 1.  Business.

General

We are a Maryland REIT engaged in owning and operating commercial properties in culturally diverse markets in major metropolitan areas.  We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

We are internally managed and, as of December 31, 2020, we wholly-owned a real estate portfolio of 58 properties that meet our Community Centered Property® strategy containing approximately 5.0 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Our consolidated property portfolio has a gross book value of approximately $1.1 billion and book equity, including noncontrolling interests, of approximately $338 million as of December 31, 2020.

Further, as of December 31, 2020, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in 8 properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

Our common shares of beneficial interest, par value $0.001 per share, are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “WSR.”  Our offices are located at 2600 South Gessner Road, Suite 500, Houston, Texas 77063.  Our telephone number is (713) 827-9595 and we maintain a website at www.whitestonereit.com. The contents of our website are not incorporated into this filing.

Our Strategy

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties®. We define Community Centered Properties® as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood. Those needs may include specialty retail, grocery, restaurants, medical, educational, financial services, entertainment and experiences. Our goal is for each property to become a Whitestone-branded retail community that serves a neighboring five-mile radius around our property. We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

Our primary business objective is to increase shareholder value by acquiring, owning and operating Community Centered Properties®. The key elements of our strategy include:

•Strategically Acquiring Properties.

◦Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

◦Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. As of December 31, 2020, we wholly-owned 58 commercial properties, including 15 properties in Houston, eight properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

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

◦Capitalizing on Availability of Reasonably Priced Acquisition Opportunities. We believe that currently and during the next several years there will continue to be excellent opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire assets in off-market transactions negotiated directly with owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. Many of these assets may benefit from our Community Centered Property® strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

•Redeveloping and Re-tenanting Existing Properties. We have substantial experience in repositioning underperforming properties and seek to add value through renovating and re-tenanting our properties to create Whitestone-branded Community Centered Properties®. We seek to accomplish this by (1) stabilizing occupancy, with per property occupancy goals of 90% or higher; (2) adding leasable square footage to existing structures; (3) developing and building new leasable square footage on excess land; (4) upgrading and renovating existing structures; and (5) investing significant effort in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.

•Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we owned at the time our current management team assumed the management of the Company (the “non-core properties”) may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

•Prudent Management of Capital Structure. Of our 58 properties, we currently have 51 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of debt, net of cash, to undepreciated book value of real estate assets, including our proportional share of real estate from our unconsolidated real estate partnership, that is at or less than 60%. As of December 31, 2020, our ratio of debt, net of cash, to undepreciated book value of real estate assets was 55%.

•Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2020, we owned a 98.2% interest in the Operating Partnership.

As of December 31, 2020, we wholly-owned a real estate portfolio consisting of 58 properties located in three states.  The aggregate occupancy rate of our portfolio was 88% based on GLA as of December 31, 2020.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2020, our total revenues were approximately $117.9 million.

Additionally, we, through our equity-method investment in Pillarstone, owned a majority interest in eight properties located in Dallas and Houston, Texas. The aggregate occupancy rate of the Pillarstone properties was 61% based on GLA as of December 31, 2020.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 13.3% of our total revenues for the year ended December 31, 2020. BLVD also accounted for 17.1% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2020. Of our 58 properties, 15 and 27 are located in the Houston, Texas and Phoenix, Arizona metropolitan areas, respectively.

Impact of COVID-19 Pandemic on the Economic Environment

We anticipate that the global health crisis caused by COVID-19 and the related responses intended to control its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. As part of the initial responses to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas and Arizona, where all but one of our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Annual Report on Form 10-K, service businesses are permitted to be open with limited occupancy in Texas and Arizona, the timing and ultimate impact of any steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. Though COVID-19 vaccines have become available in the U.S. there remain uncertainties as to the logistics of distribution and the overall efficacy of the vaccine program, and there can be no assurances regarding the timing for when vaccines or other therapies will be widely available and effective and the related impact on the economic recovery. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, possible resurgences of COVID-19 cases in future periods and how quickly and to what extent normal economic and operating conditions can resume.

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

Human Capital

As of December 31, 2020, we had 88 full-time employees. Our human capital management objectives are to attract, retain and develop the highest quality talent by creating a values-based culture that promotes employee engagement.

Diversity: We strive to create a culture of inclusivity and think of our shareholders, our tenants, and our communities as one. Though we have no formal policy addressing diversity, pursuant to our bylaws, we seek to nominate trustees to the Board that represent a diversity of experience, gender, race, ethnicity and age. Any individual who does not satisfy the qualifications above is not eligible for nomination or election as a trustee. This commitment to diversity applies across our Company.

Employee Retention and Training: We conduct individual annual employee reviews that focus on goal setting as well as informal sessions with associates and executive team members. We created the Real Estate Executive Development program for associates that wish to continue their career and knowledge of Whitestone REIT and real estate. Selected associates are chosen on an annual basis to participate in the program. In addition, for associates that wish to continue their education, whether it be receiving a Bachelors, MBA, or specialized certification, we will help to reimburse a portion of the fees for the program in accordance with Company policy. We also conduct a variety of trainings on an annual basis from OSHA and Safety Regulations to Anti-Harassment Training to ensure we are up-to-date on the most recent standards and regulations.

Compensation and Benefits: We are committed to rewarding, supporting, and developing the associates who make it possible to deliver on our strategy. Our compensation package includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, pension and retirement savings plans, among others. We also offer our team a variety of options for College Savings and 401(k) programs, including an employer 401(k) match up to 3.5%. There is a financial planner on site on a quarterly basis to help assist associates choose the best savings options.

Health and Safety: The health and safety of our employees and their families is a top priority. We created an internal program that encourages associates to make healthy choices and lead a healthy lifestyle, including a gym reimbursement program. In response to the COVID-19 pandemic, we adapted our operations to protect employees, including by implementing a work from home policy in the first quarter of 2020. All employees returned to work in the second quarter of 2020.

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

We depend on our tenants to operate their businesses in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent, and mandated stay in place orders have prevented customers from frequenting, some of our tenants’ businesses, which has impacted and may continue to impact their ability to fulfill their obligations to us. Cash flow generated by the businesses of certain tenants may not be sufficient for such tenants to meet their obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness and make distributions to our shareholders could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationships with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms.

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

Our properties are subject to property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the properties, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space in our properties.

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

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2020, 25% and 48% of our GLA was located in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area were to experience an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted. For example, as part of the initial responses to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas and Arizona, where all but one of our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols, but due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Annual Report on Form 10-K, service businesses are permitted to be open with limited occupancy in Texas and Arizona, the timing and ultimate impact of any steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. In addition, a substantial component of the Houston economy is the oil and gas industry, and the current low prices of oil and natural gas could adversely affect companies in that industry and their employees, which could adversely affect the businesses of our Houston tenants.

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

We anticipate that the global health crisis caused by COVID-19 and the related responses intended to control its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. As part of the initial responses to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas and Arizona, where all but one of our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Annual Report on Form 10-K, service businesses are permitted to be open with limited occupancy in Texas and Arizona, the timing and ultimate impact of any steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. Though COVID-19 vaccines have become available in the U.S. there remain uncertainties as to the logistics of distribution and the overall efficacy of the vaccine program, and there can be no assurances regarding the timing for when vaccines or other therapies will be widely available and effective and the related impact on the economic recovery.

A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent, and mandated stay in place orders have prevented customers from frequenting, some of our tenants’ businesses. Even if such orders are lifted, customer traffic may continue to be adversely impacted. Some tenants may also seek concessions from us for paying lease charges as a result of such mandatory closures or reduced hours. As of the date of this Annual Report on Form 10-K, we have received payment of approximately 95% of contractual base rent and common area maintenance reimbursables billed for the fourth quarter. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period. In fact, to date, we have included in our adjustments to rental revenue for the year ending December 31, 2020, a bad debt adjustment of $2.3 million and a straight-line rent reserve adjustment of $1.2 million related to credit loss for the conversion of 102 tenants to cash basis revenue as a result of COVID-19 collectability analysis. As of February 23, 2021, approximately 99% of our tenants (based on annualized base rent (“ABR”) are open and operating, while the remaining 1.0% have closed and may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties, resulting in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds, which may impact our results.

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

In addition, the COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders due to, among other factors:

•during the first quarter of 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. Difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ abilities to fund their business operations and meet their obligations to us;
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

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2020, approximately 29% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2022. We are subject to the risk that:

•tenants may choose not to, or may not have the financial resources to, renew these leases;

•we may experience significant costs associated with re-leasing a significant amount of our available space;

•we may experience difficulties and significant time lags re-leasing vacated space, which may cause us to fail to meet our occupancy and average base rent targets and experience increased costs of re-leasing; and

•the terms of any renewal or re-lease may be less favorable than the terms of the current leases.

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

Many of our tenants are small businesses that depend primarily on cash flows from their operations to pay their rent and without other resources could be at a higher risk of bankruptcy or insolvency than larger, national tenants. A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent, and mandated stay in place orders have prevented customers from frequenting, some of our tenants’ businesses. If tenants are unable to comply with the terms of our leases, we may be forced to modify the leases in ways that are unfavorable to us. For example, as a result of the impact of the COVID-19 pandemic, as is believed to be the case with retail landlords across the U.S., we have entered into rent relief requests with tenants representing 3% of revenue for the year ended December 31, 2020, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the space and find a suitable replacement tenant. There is no assurance that we would be able to lease the space on substantially equivalent or better terms than the prior lease, or at all, or successfully reposition the space for other uses. If one or more of our tenants files for bankruptcy relief, the Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2020, we had fixed rate hedges on $265 million of our variable rate debt, including $265 million of our unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $119.5 million as of December 31, 2020. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

As of December 31, 2020, we had outstanding indebtedness, net of cash, of $619.4 million, including, through our Operating Partnership, $100.0 million aggregate principal amount of the Notes (as defined below) and $384.5 million drawn on the 2019 Facility (as defined below). As of December 31, 2020, our unused borrowing capacity under our 2019 Facility was $130.5 million. Obligations under the Notes and the 2019 Facility are guaranteed by the Company and certain subsidiary guarantors. Our current debt agreements, including the agreements governing the Notes and the 2019 Facility, contain, and any future debt agreements may contain, a number of restrictive and financial covenants that impose significant operating and financial restrictions on us. Such restrictive covenants may significantly limit our ability to:

•incur additional debt, including issuing guarantees;
•incur liens;
•make certain investments;
•sell or otherwise dispose of assets;
•make acquisitions;
•engage in mergers or consolidations or certain other “change of control” transactions;
•make distributions to our shareholders;
•engage in restructuring activities;
•engage in certain sale and leaseback transactions; and
•issue or repurchase common shares or other securities.

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

We may also incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2020, we had approximately $160.7 million of mortgage debt secured by seven of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Our declaration of trust authorizes our board of trustees to issue up to 400,000,000 common shares and 50,000,000 preferred shares. Our board of trustees may amend our declaration of trust from time to time to increase or decrease the aggregate number of shares or the number of any class or series that we have authority to issue. In addition, our board of trustees may classify or reclassify any unissued common shares or preferred shares and may set the preferences, rights and other terms of the classified or reclassified shares. The terms of preferred shares could include a preference in distributions senior to our common shares. If we authorize and issue preferred shares with a distribution preference senior to our common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common shareholders, likely reducing the amount our common shareholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•a merger, tender offer or proxy contest;

•assumption of control by a holder of a large block of our shares; or

•removal of incumbent management.

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

A number of our current debt agreements, including our 2019 Facilities, have an interest rate tied to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit LIBOR quotations by the end of 2021. Further, on November 30, 2020, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corp. and the Office of the Comptroller of the Currency issued a joint statement (the “Joint Statement”) on LIBOR transition, in connection with which ICE Benchmark Administration Limited, in its capacity as administrator of U.S. LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. Even though U.S. LIBOR would continue to be published through June 30, 2023, the Joint Statement called on banks to cease entering into new contracts that use U.S. LIBOR as a reference rate by no later than December 31, 2021, and if practicable, as far in advance of that deadline as possible. We cannot predict the impact of the phase out of LIBOR on our debt agreements and interest rates. While some of our current debt agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR on its financial condition or whether the discontinuation of LIBOR would have a material adverse effect on its results of operations.

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

If we were to fail to qualify as a REIT in any taxable year:

•we would not be allowed to deduct our distributions to shareholders when computing our taxable income;

•we would be subject to federal income tax on our taxable income at regular corporate rates;

•we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•our cash available for distributions to shareholders would be reduced; and

•we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.

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

Our income consists almost solely of our share of our Operating Partnership’s income, and the cash available for distribution by us to our shareholders consists of our share of cash distributions made by our Operating Partnership. Because we are the sole general partner of our Operating Partnership, our board of trustees determines the amount of any distributions made by our Operating Partnership. Our board of trustees may consider a number of factors in authorizing distributions, including:

•the amount of cash available for distribution;

•our Operating Partnership’s financial condition;

•our Operating Partnership’s capital expenditure requirements; and

•our annual distribution requirements necessary to maintain our qualification as a REIT.

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

General Risk Factors

Market disruptions may significantly and adversely affect our financial condition and results of operations.

World financial markets have, from time to time, experienced significant disruption. For example, over the past year, the COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on global economic activity, including increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Further, oil prices have continued to decline dramatically over the past years and became increasingly volatile as a result of the COVID-19 pandemic. Our results of operations may be sensitive to changes in overall economic conditions that impact tenants of our properties or tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. In addition, financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events, or as a result of recent uncertainty regarding legislative and regulatory shifts relating to, among other things, taxation and trade, which we believe may continue as a result of, among other things, the new presidential administration, and which could adversely affect our tenants and our business in general. For example, a general reduction in consumer spending and the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, if financial and macroeconomic conditions deteriorate, or if financial markets experience significant disruption, it could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

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

Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•conditions in financial markets;

•continuing deterioration of the brick-and-mortar retail industry;

•over-building in our markets;

•a reduction in rental income as the result of the inability to maintain occupancy levels;

•adverse changes in applicable tax, real estate, environmental or zoning laws;

•changes in general economic conditions or economic conditions in our markets;

•a taking of any of our properties by eminent domain;

•adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•acts of God, such as hurricanes, earthquakes or floods, health and safety epidemics, such as the COVID-19 pandemic, and other uninsured losses;

•changes in supply of or demand for similar or competing properties in an area;

•changes in interest rates and availability of permanent debt capital, which may render the sale of a property difficult or unattractive; and

•periods of high interest rates, inflation or tight money supply.

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

Our ability to acquire properties on favorable terms may be constrained by the following significant risks:

•competition from other real estate investors with significant capital, including other REITs and institutional investment funds;

•competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•unsatisfactory results of our due diligence investigations or failure to meet other customary closing conditions;

•the failure of an acquired property to perform as expected; and

•failure to finance an acquisition on favorable terms or at all.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2020, we wholly-owned 58 commercial properties, including 15 properties in Houston, eight properties in Dallas-Fort Worth, three properties in San Antonio, four properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.8% of our total revenues for the year ended December 31, 2020.

Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2020:

Commercial Properties	GLA	Average Occupancy as of 12/31/20	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Whitestone	4,953,571	88%	$84,704	$19.43

(1)      Calculated as the tenant’s actual December 31, 2020 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2020.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with GAAP, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2020 equaled approximately $72,000 for the month ended December 31, 2020.

(2)      Calculated as annualized base rent divided by GLA leased as of December 31, 2020.  Excludes vacant space as of December 31, 2020.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 13.3% of our total revenues for the year ended December 31, 2020. BLVD also accounted for 17.1% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2020.

As of December 31, 2020, approximately $160.7 million of our total debt of $645.2 million was secured by 7 of our properties with a combined net book value of $250.9 million.

Location of Properties

Of our 58 wholly-owned properties, 15 are located in the greater Houston metropolitan statistical area.  These 15 properties represent 29% of our revenue for the year ended December 31, 2020. An additional 27 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 42% of our revenue for the year ended December 31, 2020.

According to the United States Census Bureau, Houston and Phoenix ranked fifth and tenth, respectively, in the largest United States metropolitan statistical areas as of December 31, 2020. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2020.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	10.2%	8.4%	7.8%	6.9%	6.7%	6.7%
Houston (2)	9.5%	8.1%	9.6%	7.7%	8.9%	8.0%(P)
Phoenix (2)	10.4%	5.9%	6.2%	7.4%	7.4%	6.9%(P)

(1)    Seasonally adjusted.
(2)    Not seasonally adjusted.
(P)    Represents preliminary estimates.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2020.

Whitestone REIT and Subsidiaries Property Details As of December 31, 2020
Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2020	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	82%	$796	$13.36	$12.94
Anthem Marketplace	Phoenix	2000	113,293	88%	1,317	13.21	16.37
Anthem Marketplace Phase II	Phoenix	2019	6,853	100%	228	33.27	33.85
Bissonnet Beltway	Houston	1978	29,205	88%	366	14.24	13.85
BLVD Place	Houston	2014	216,944	97%	8,834	41.98	42.96
The Citadel	Phoenix	2013	28,547	95%	463	17.07	17.15
City View Village	San Antonio	2005	17,870	100%	550	30.78	30.33
Davenport Village	Austin	1999	128,934	92%	2,963	24.98	24.86
Desert Canyon	Phoenix	2000	62,533	81%	705	13.92	13.50
Eldorado Plaza	Dallas	2004	219,287	90%	2,908	14.73	15.05
Fountain Hills	Phoenix	2009	111,289	85%	1,488	15.73	15.61
Fountain Square	Phoenix	1986	118,209	84%	1,805	18.18	17.12
Fulton Ranch Towne Center	Phoenix	2005	120,575	95%	1,924	16.80	17.50
Gilbert Tuscany Village	Phoenix	2009	49,415	100%	952	19.27	19.95
Gilbert Tuscany Village Hard Corner	Phoenix	2009	14,603	100%	124	8.49	8.90
Heritage Trace Plaza	Dallas	2006	70,431	100%	1,579	22.42	23.82
Headquarters Village	Dallas	2009	89,134	80%	2,231	31.29	34.37
Keller Place	Dallas	2001	93,541	96%	991	11.04	10.90
Kempwood Plaza	Houston	1974	91,302	92%	1,136	13.52	14.06
La Mirada	Phoenix	1997	147,209	90%	3,112	23.49	23.42
Las Colinas Village	Dallas	2000	104,919	67%	1,952	27.77	28.07
Lion Square	Houston	2014	117,592	92%	1,644	15.20	14.22
The Marketplace at Central	Phoenix	2012	111,130	99%	1,051	9.55	9.68
Market Street at DC Ranch	Phoenix	2003	244,888	94%	4,667	20.27	19.93
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	84%	1,552	15.56	16.09
Paradise Plaza	Phoenix	1983	125,898	93%	1,588	13.56	13.22
Parkside Village North	Austin	2005	27,045	96%	812	31.28	31.74
Parkside Village South	Austin	2012	90,101	88%	2,028	25.58	26.20
Pima Norte	Phoenix	2007	35,110	65%	401	17.57	18.89
Pinnacle of Scottsdale	Phoenix	1991	113,108	96%	2,307	21.25	21.99
Pinnacle Phase II	Phoenix	2017	27,063	100%	755	27.90	27.16
The Promenade at Fulton Ranch	Phoenix	2007	98,792	80%	1,106	13.99	11.22
Providence	Houston	1980	90,327	96%	1,019	11.75	12.69
Quinlan Crossing	Austin	2012	109,892	95%	2,345	22.46	23.51
Seville	Phoenix	1990	90,042	85%	2,302	30.08	33.28
Shaver	Houston	1978	21,926	100%	326	14.87	17.38
Shops at Pecos Ranch	Phoenix	2009	78,767	74%	1,624	27.86	27.16
Shops at Starwood	Dallas	2006	55,385	100%	1,304	23.54	22.48
The Shops at Williams Trace	Houston	1985	132,991	82%	1,839	16.86	16.43
South Richey	Houston	1980	69,928	96%	695	10.35	10.56
Spoerlein Commons	Chicago	1987	41,455	81%	665	19.80	20.97
Starwood Phase II	Dallas	2016	35,351	81%	1,006	35.13	22.84
The Strand at Huebner Oaks	San Antonio	2000	73,920	96%	1,631	22.98	23.29
SugarPark Plaza	Houston	1974	95,032	97%	1,149	12.46	12.89
Sunridge	Houston	1979	49,359	84%	577	13.92	12.90

Whitestone REIT and Subsidiaries Property Details As of December 31, 2020
Sunset at Pinnacle Peak	Phoenix	2000	41,530	91%	686	18.15	17.41
Terravita Marketplace	Phoenix	1997	102,733	56%	1,191	20.70	20.15
Town Park	Houston	1978	43,526	90%	1,046	26.70	25.78
Village Square at Dana Park	Phoenix	2009	323,026	80%	5,592	21.64	21.27
Westchase	Houston	1978	50,332	75%	600	15.89	15.44
Williams Trace Plaza	Houston	1983	129,222	89%	1,805	15.69	15.52
Windsor Park	San Antonio	2012	196,458	97%	1,920	10.08	11.18
Woodlake Plaza	Houston	1974	106,169	70%	1,047	14.09	13.55
Total/Weighted Average - Whitestone Properties			4,953,571	88%	84,704	19.43	19.58

Land Held for Development:
BLVD Phase II-B	Houston	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Land Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average - Whitestone Properties			4,953,571	88%	$84,704	$19.43	$19.58

(1)      Calculated as the tenant’s actual December 31, 2020 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2020. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2020 equaled approximately $72,000 for the month ended December 31, 2020.

(2)      Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2020.  Excludes vacant space as of December 31, 2020.

(3)    Represents (i) the contractual base rent for leases in place as of December 31, 2020, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2020.

(4)    As of December 31, 2020, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2020, based upon consolidated annualized rental revenues at December 31, 2020.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Austin, Houston and Phoenix	$2,419	2.8%	11/14/1982, 5/8/1991, 7/1/2000, 4/1/2014, 4/1/2014 and 10/19/16	2021, 2021, 2022, 2024, 2025 and 2034
Whole Foods Market	Houston	2,247	2.6%	9/3/2014	2035
Frost Bank	Houston	1,948	2.3%	7/1/2014	2024
Newmark Real Estate of Houston LLC	Houston	1,050	1.2%	10/1/2015	2026
Verizon Wireless (3)	Houston and Phoenix	950	1.1%	8/16/1994, 2/1/2004, 5/10/2004, 1/27/2006 and 5/1/2014	2022, 2023, 2024, 2024 and 2038
Walgreens & Co. (4)	Houston and Phoenix	946	1.1%	11/14/1982, 11/2/1987, 8/24/1996 and 11/3/1996	2022, 2027, 2049 and 2056
Bashas' Inc. (5)	Phoenix	848	1.0%	10/9/2004 and 4/1/2009	2024 and 2029
Alamo Drafthouse Cinema	Austin	690	0.8%	2/1/2012	2031
Dollar Tree (6)	Houston and Phoenix	635	0.7%	8/10/1999, 6/29/2001, 11/8/2009, 12/17/2009, and 5/21/2013	2021, 2023, 2025, 2025 and 2027
Wells Fargo & Company (7)	Phoenix	578	0.7%	10/24/1996 and 4/16/1999	2022 and 2023
Kroger Co.	Dallas	483	0.6%	12/15/2000	2022
Ruth's Chris Steak House Inc.	Phoenix	466	0.5%	1/1/1991	2030
Regus Corporation	Houston	451	0.5%	5/23/14	2025
Paul's Ace Hardware	Phoenix	427	0.5%	3/1/2008	2023
Original Ninfas LP	Houston	403	0.5%	8/29/2018	2029
		$14,541	16.9%

(1)    Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2020 for each applicable tenant multiplied by 12.

(2)    As of December 31, 2020, we had six leases with the same tenant occupying space at properties located in Phoenix, Houston and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $1,047,000, which represents approximately 1.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $42,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2021, was $344,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2025, was $353,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $318,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2021, was $315,000, which represents approximately 0.4% of our total annualized base rental revenue.

(3)    As of December 31, 2020, we had five leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on August 16, 1994, and is scheduled to expire in 2038, was $22,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on January 27, 2006, and is scheduled to expire in 2023, was $134,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 1, 2004, and is scheduled to expire in 2024, was $38,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 1, 2014, and is scheduled to expire in 2024, was $749,000, which represents approximately 0.9% of our total annualized rental revenue. The annualized rental revenue for the lease that commenced on May 10, 2004, and is scheduled to expire in 2022, was $6,000, which represents less than 0.1% of our total annualized base rental revenue.

(4) As of December 31, 2020, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $189,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $181,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.4% of our total annualized rental revenue.

(5)    As of December 31, 2020, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $119,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $729,000, which represents approximately 0.9% of our total annualized base rental revenue.

(6)    As of December 31, 2020, we had five leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2025, was $88,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2025, was $118,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2021, was $169,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 21, 2013, and is scheduled to expire in 2023, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $151,000, which represents approximately 0.2% of our total annualized base rental revenue.

(7)    As of December 31, 2020, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2022, was $131,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2023, was $447,000, which represents approximately 0.5% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2020
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2021	453	783,293	15.8%	$13,636	16.0%
2022	203	653,956	13.2%	12,223	14.4%
2023	189	593,308	12.0%	11,523	13.6%
2024	182	688,576	13.9%	14,448	17.0%
2025	173	653,587	13.2%	11,811	13.9%
2026	59	264,983	5.3%	4,996	5.9%
2027	39	162,333	3.3%	3,564	4.2%
2028	26	146,212	3.0%	2,792	3.3%
2029	20	160,087	3.2%	2,875	3.4%
2030	21	64,541	1.3%	2,193	2.6%
Total	1,365	4,170,876	84.2%	$80,061	94.3%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of March 4, 2021, we had 42,478,720 common shares of beneficial interest outstanding held by a total of 929 shareholders of record.

On March 4, 2021, the closing price of our common shares reported on the NYSE was $9.53 per share.

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

Not Applicable.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”), the Morgan Stanley Capital International US REIT Index (“MSCI U.S REIT Index”) and to the SNL U.S. REIT’s, Retail, Shopping Centers Index (“SNL U.S. Retail REIT Index”) from December 31, 2015 to December 31, 2020. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index, the MSCI U.S. REIT Index and the SNL U.S. Retail REIT Index was $100 at December 31, 2015, and all dividends were reinvested. The closing price of our common shares on December 31, 2015 (on which the graph is based) was $12.01. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	(in thousands, except per share and per square foot data)
	2020	2019	2018	2017	2016
Operating Data:
Revenues	$117,915	$119,251	$119,863	$125,959	$104,437
Operating expenses	88,184	85,305	86,391	93,299	80,471
Interest expense	25,770	26,285	25,177	23,651	19,239
Gain on sale of property	—	(853)	(4,629)	(16)	(3,357)
Loss on disposal of assets	364	215	82	183	96
Gain on loan forgiveness	(1,734)	—	—	—	—
Interest, dividend and other investment income	(278)	(659)	(1,055)	(410)	(429)
Income from operations before equity investment in real estate partnership and income tax	5,609	8,958	13,897	9,252	8,417
Equity in earnings of real estate partnership	921	15,076	8,431	—	—
Provision for income tax	(379)	(400)	(347)	(386)	(289)
Profit sharing expense	—	—	—	(278)	(15)
Income from continuing operations	6,151	23,634	21,981	8,588	8,113
Gain on sale of properties from discontinued operations	—	594	—	—	—
Net income	6,151	24,228	21,981	8,588	8,113
Less: net income attributable to noncontrolling interests	117	545	550	254	182
Net income attributable to Whitestone REIT	$6,034	$23,683	$21,431	$8,334	$7,931

	Year Ended December 31,
	(in thousands, except per share data and per square foot and occupancy)
	2020	2019	2018	2017	2016
Earnings per share - basic
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.14	$0.57	$0.54	$0.22	$0.26
Income from discontinued operations attributable to Whitestone REIT	—	0.02	—	—	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.14	$0.59	$0.54	$0.22	$0.26
Earnings per share - diluted
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.14	$0.56	$0.52	$0.22	$0.26
Income from discontinued operations attributable to Whitestone REIT	—	0.01	—	—	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.14	$0.57	$0.52	$0.22	$0.26
Balance Sheet Data:
Real estate (net)	$942,714	$962,022	$938,938	$1,018,420	$813,052
Other assets	102,288	94,238	89,934	51,748	38,327
Total assets	$1,045,002	$1,056,260	$1,028,872	$1,070,168	$851,379
Liabilities	$706,676	$703,162	$669,722	$711,764	$583,751
Whitestone REIT shareholders’ equity	332,083	345,317	350,456	347,604	255,687
Noncontrolling interest in subsidiary	6,243	7,781	8,694	10,800	11,941
	$1,045,002	$1,056,260	$1,028,872	$1,070,168	$851,379
Other Data:
Proceeds from issuance of common shares	$2,241	$21,246	$—	$118,412	$30,014
Acquisitions of and additions to real estate (1)	$7,362	$48,047	$11,638	$231,120	$91,785
Distributions per share (2)	$0.60	$1.13	$1.14	$1.13	$1.13
Funds from operations (3)	$36,375	$38,026	$39,398	$35,045	$27,031
Total occupancy at year end	88%	90%	90%	88%	87%
Average aggregate GLA	4,954	4,859	4,925	6,403	5,837
Average rent per square foot	$19.43	$19.58	$18.81	$16.81	$15.45

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

The following table sets forth a reconciliation of net income to FFO, the nearest GAAP measure, for the periods presented:

	Year Ended December 31,
	(in thousands)
	2020	2019	2018	2017	2016
Net income attributable to Whitestone REIT	$6,034	$23,683	$21,431	$8,334	$7,931
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets (2)	28,096	26,468	25,401	26,290	22,179
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(3)	1,673	2,362	2,903	—	—
Loss (gain) on sale or disposal of assets (2)	364	(638)	(4,547)	167	(3,261)
Gain on sale of property from discontinued operations	—	(594)	—	—	—
Gain on sale or disposal of properties or assets of real estate partnership (pro rata)(3)	91	(13,800)	(6,340)	—	—
Net income attributable to redeemable operating partnership units (2)	117	545	550	254	182
FFO	$36,375	$38,026	$39,398	$35,045	$27,031

(1) Includes pro rata share attributable to real estate partnership in 2020, 2019, and 2018.

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

As of December 31, 2020, we wholly-owned 58 commercial properties consisting of:

Consolidated Operating Portfolio
•52 properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $889.0 million; and
Redevelopment, New Acquisitions Portfolio
•one wholly-owned property that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $34.5 million; and

•five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $19.2 million.

As of December 31, 2020, we had an aggregate of 1,391 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.8% of our total revenues for the year ended December 31, 2020.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 306 new and renewal leases during 2020, totaling 981,629 square feet and $75.5 million in total lease value.

We employed 88 full-time employees as of December 31, 2020.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of December 31, 2020, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Impact of COVID-19

The following discussion is intended to provide our shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of March 8, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition, and that of our tenants, for future periods.

We anticipate that the global health crisis caused by COVID-19 and the related responses intended to control its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. As part of the initial responses to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas and Arizona, where all but one of our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Annual Report on Form 10-K, service businesses are permitted to be open with limited occupancy in Texas and Arizona, the timing and ultimate impact of any steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. Though COVID-19 vaccines have become available in the U.S., there remain uncertainties as to the logistics of distribution and the overall efficacy of the vaccine program, and there can be no assurances regarding the timing for when vaccines or other therapies will be widely available and effective and the related impact on the economic recovery. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, possible resurgences of COVID-19 cases in future periods and how quickly and to what extent normal economic and operating conditions can resume.

Our portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Annual Report on Form 10-K, all of our properties are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates.
•Approximately 99% of our tenants (based on annualized base rent (“ABR”) are open and operating as of February 23, 2021.
•Included in our adjustments to rental revenue for the year ending December 31, 2020, was a bad debt adjustment of $2.3 million and a straight-line rent reserve adjustment of $1.2 million related to credit loss for the conversion of 102 tenants to cash basis revenue as a result of COVID-19 collectability analysis.
•As of the date of this Annual Report on Form 10-K, we have received payments of approximately 95% of contractual base rent and common area maintenance reimbursables billed for the fourth quarter. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of December 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we had $18.4 million of remaining availability under our revolving credit facility. We had cash, cash equivalents and restricted cash of approximately $26.0 million as of December 31, 2020.
•We have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on an individual basis.

•Our board of trustees has reduced our quarterly dividend resulting in approximately $7.7 million of quarterly cash savings. The board of trustees will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.
•We have put in place a temporary response team to address tenant concerns. The response team is in ongoing communication with our tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the CARES Act and/or under the additional stimulus relief bill that is expected to be passed by the U.S. Congress in the first quarter of 2021.
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

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $117,915,000 for the year ended December 31, 2020 as compared to $119,251,000 for the year ended December 31, 2019, a decrease of $1,336,000, or 1%.

Known Trends in Our Operations; Outlook for Future Results

    Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. As a result of the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis, and there can be no assurance that our acquisition activity will return to previously anticipated levels in the near term following the end of the pandemic or at all. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. However, as of the date of this Annual Report on Form 10-K, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 95% of contractual base rent and common area maintenance reimbursables billed for the fourth quarter. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. In addition, included in our adjustments to rental revenue for the year ending December 31, 2020, was a bad debt adjustment of $2.3 million and a straight-line rent reserve adjustment of $1.2 million related to credit loss for the conversion of 102 tenants to cash basis revenue as a result of COVID-19 collectability analysis. We are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

    Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2020, approximately 29% of our GLA was subject to leases that expire prior to December 31, 2022.  Over the last three years, we have renewed expiring leases with respect to approximately 83% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone and Pillarstone REIT pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties (the “Pillarstone Properties”) that did not fit our Community Centered Property® strategy, to Pillarstone for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2018 Facility (see Note 9 to the accompanying consolidated financial statements); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

In connection with the Contribution, on December 8, 2016, the Operating Partnership entered into an OP Unit Purchase Agreement (the “OP Unit Purchase Agreement”) with Pillarstone REIT and Pillarstone pursuant to which the Operating Partnership agreed to purchase up to an aggregate of $3.0 million of Pillarstone OP Units at a price of $1.331 per Pillarstone OP Unit over the two-year term of the OP Unit Purchase Agreement on the terms set forth therein. The OP Unit Purchase Agreement contains customary closing conditions and the parties have made certain customary representations, warranties and indemnifications to each other in the OP Unit Purchase Agreement. No Pillarstone OP Units were purchased under the OP Unit Purchase Agreement. In addition, pursuant to the OP Unit Purchase Agreement, in the event of a Change of Control (as defined therein) of the Company, Pillarstone shall have the right, but not the obligation, to repurchase the Pillarstone OP Units issued thereunder from the Operating Partnership at their initial issue price of $1.331 per Pillarstone OP Unit.

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

As of December 31, 2020, we owned approximately 81.4% of the total outstanding Pillarstone OP Units, which we account for under the equity method. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. See Note 5 Investment in Real Estate Partnership to the accompanying consolidated financial statements for more information on our accounting treatment of our investment in Pillarstone OP.

Property Acquisitions. On December 6, 2019, we acquired Las Colinas Village, a property that meets our Community Centered Property® strategy, for $34.8 million in cash and net prorations. Las Colinas Village, a 104,919 square foot property, was 86% leased at the time of purchase and is located in Irving, Texas.

Leasing Activity

As of December 31, 2020, we wholly-owned 58 properties with 4,953,571 square feet of GLA, which were approximately 88% occupied. The following is a summary of the Company’s leasing activity for the year ended December 31, 2020:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	196	742,219	3.9	$0.97	$15.66	$15.13	11.1%
New Leases	57	113,900	5.2	11.03	22.73	23.98	(0.4)%
Total/Average	253	856,119	4.1	$2.31	$16.60	$16.31	8.9%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Total
Renewal Leases	201	750,552	3.9	$1.07	$15.77
New Leases	105	231,077	4.9	9.65	21.04
Total/Average	306	981,629	4.1	$3.09	$17.01

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

The following is a summary of the Company’s capital expenditures, excluding property acquisitions, for the years ended December 31 (in thousands):

	2020	2019
Capital expenditures:
Tenant improvements and allowances	$3,744	$4,989
Developments / redevelopments	617	4,041
Leasing commissions and costs	1,223	2,568
Maintenance capital expenditures	3,252	4,213
Total capital expenditures	$8,836	$15,811

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

Equity Method. For the years prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method. In accordance with the FASB guidance applicable to sales of real estate or interests therein, specifically FASB ASC 360-20, “Real Estate Sales,” Topic 606, “Revenue from Contracts with Customers” and ASC 610, “Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets,” we adopted Topic 606 and ASC 610 as of January 1, 2018, resulting in the derecognition of the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and the recognition of the Company’s investment in Pillarstone OP under the equity method. See Note 5 to our accompanying consolidated financial statements for additional disclosure on Pillarstone OP.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2020, approximately $481,000 and $306,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2019, approximately $500,000 and $320,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended

December 31, 2018, approximately $574,000 and $365,000 in interest expense and real estate taxes, respectively, were capitalized. Due to the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2020.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. With the adoption of ASC No. 842, Leases (“Topic 842”), as of January 1, 2019 we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2020 and 2019, we had an allowance for uncollectible accounts of $16.4 million and $11.2 million, respectively. For the years ending December 31, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $5.6 million and $1.5 million, respectively. Included in the adjustment to rental revenue for the year ending December 31, 2020, was a bad debt adjustment of $2.3 million and a straight-line rent reserve adjustment of $1.2 million related to credit loss for the conversion of 102 tenants to cash basis revenue as a result of COVID-19 collectability analysis. For the year ending December 31, 2018, we recorded bad debt expense in the amount of $1.4 million.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2020, 2019 and 2018, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $646.4 million and $653.7 million as compared to the book value of approximately $645.2 million and $645.9 million as of December 31, 2020 and 2019, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0.1 million and $0.1 million as compared to the book value of approximately $0.1 million and $0.1 million as of December 31, 2020 and 2019, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2020 and 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We occasionally utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2020, we consider our cash flow hedges to be highly effective.

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.1075 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

During the year ended December 31, 2020, our cash provided from operating activities was $42,776,000 and our total dividends and distributions paid were $25,714,000. Therefore, we had cash flow from operations in excess of distributions of approximately $17,062,000. The 2019 Facility included a $300 million unsecured borrowing capacity under a revolving credit facility, two $50 million term loans and one $100 million term loan. The 2019 Facility also included an accordion feature that allowed the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2019 Facility will provide adequate capital for our distributions, working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of December 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $18.4 million remaining availability under the revolving credit facility. In addition, in light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares, including under the 2019 equity distribution agreements, until the price of our common shares increases significantly.

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

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In light of the dynamics in the capital markets impacted by the COVID-19 pandemic and the economic slowdown, our access to capital may be diminished due to, among other things:

•the potential reduction in the borrowing base under our 2019 Facility due to the potential reduction in real estate values and a reduction in our NOI as a result of our tenants’ inability or unwillingness to pay rent timely or at all and increased vacancy rates due to the risk of tenants closing their businesses and delays in leasing vacant space due to potential lack of demand for retail space; and

•the price of our common shares being below our estimates of our net asset value, which would result in any offering of our common shares to be dilutive to our existing shareholders.

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

We are unable to predict and determine the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in the long term. We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of the revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of December 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $18.4 million remaining availability under the revolving credit facility. As of December 31, 2020, we have cash, cash equivalents and restricted cash of approximately $26.0 million.
•We have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on an individual basis.
•Our board of trustees (the “Board”) has reduced our quarterly dividend resulting in approximately $7.7 million of quarterly cash savings. On February 10, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP units, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution. The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.
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

We believe that we could see decreases in our collection of contracted rent from our tenants and may see tenant closures or bankruptcies. If and when economic conditions improve and favorable opportunities arise, we intend to continue acquiring additional properties that meet our Community Centered Property® strategy through equity issuances and debt financing.

On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the
CARES Act. The PPP Loan was set to mature on May 6, 2022 (the “Maturity Date”), and accrued interest at 1.00% per annum and could be prepaid in whole or in part without penalty. Principal and interest were payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the Maturity Date. Pursuant to the CARES Act, the Company applied for and was granted forgiveness for all of the PPP Loan. Forgiveness was determined by the U.S. Small Business Administration based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intended to and used all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were eligible for forgiveness, subject to the provisions of the CARES Act. Based on the guidance in FASB ASC 405-20, “Liabilities - Extinguishment of Liabilities,” the PPP loan remains a liability until either (1) it is wholly or partially forgiven and we have been legally released, or (2) it is paid off. If the loan is partially or wholly forgiven and legal release is received, the liability is reduced by the amount forgiven and a gain on extinguishment is recognized. The Company recognized a $1,734,000 gain for the PPP Loan forgiveness during the year ended December 31, 2020 based on the legal release from the U.S. Small Business Administration.

On May 15, 2019, our universal shelf registration statement on Form S-3 was declared effective by the SEC, allowing us to offer up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the years ended December 31, 2020 and 2019, we sold 170,942 and 1,612,389 common shares, respectively, under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million and $21.2 million, respectively. In connection with such sales, we paid compensation of approximately $34,000 and $324,000, respectively, to the sales agents.

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

Cash and Cash Equivalents

We had cash and cash equivalents and restricted cash of approximately $25,956,000 at December 31, 2020, as compared to $15,643,000 at December 31, 2019.  The increase of $10,313,000 was primarily the result of the following:

Sources of Cash

•Cash flow from operations of $42,776,000 for the year ended December 31, 2020;

•Proceeds of $1,734,000 from issuance of PPP Loan;

•Proceeds from issuance of common shares, net of offering costs of $2,198,000;

•Proceeds from note receivable of $922,000;

•Net proceeds of $10,000,000 from the 2019 Facility;

Uses of Cash

•Payment of dividends and distributions to common shareholders and OP unit holders of $25,714,000;

•Additions to real estate of $7,362,000;

•Payments of notes payable of $12,164,000; and

•Repurchase of common shares of $2,077,000.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares. Actual sales will depend on a variety of factors determined by us from time to time, including

(among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the years ended December 31, 2020 and 2019, we sold 170,942 and 1,612,389 common shares, respectively, under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million and $21.2 million, respectively. In connection with such sales, we paid compensation of approximately $34,000 and $324,000, respectively, to the sales agents. In light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares under the 2019 equity distribution agreements until the price of our common shares increases significantly.

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

    Debt

Debt consisted of the following as of the dates indicated (in thousands):

	December 31,
Description	2020	2019
Fixed rate notes
$10.5 million, 4.85% Note, paid off on September 24, 2020 (1)	$—	$9,260
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (2)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (3)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,687	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,222	18,616
$14.0 million 4.34% Note, due September 11, 2024	13,236	13,482
$14.3 million 4.34% Note, due September 11, 2024	14,014	14,243
$15.1 million 4.99% Note, due January 6, 2024	14,165	14,409
$2.6 million 5.46% Note, due October 1, 2023	2,339	2,386
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023 (4)	119,500	109,500
Total notes payable principal	645,163	645,896
Less deferred financing costs, net of accumulated amortization	(978)	(1,197)
	$644,185	$644,699

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

(4)    Unsecured line of credit includes certain Pillarstone Properties as of December 31, 2018, in determining the amount of credit available under the 2018 Facility which were released from collateral during 2019.

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2020, the interest rate on the 2019 Revolver was 1.80%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver. As of December 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $18.4 million remaining availability under the revolving credit facility. As of December 31, 2020, $384.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $130.5 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

As of December 31, 2020, our $160.7 million in secured debt was collateralized by seven properties with a carrying value of $250.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  In 2018, we were not in compliance with respect to the tangible Net Worth covenant as defined in the 2018 Facility and had received two waivers in 2018. Had we been unable to obtain a waiver or other suitable relief from the lenders under the 2018 Facility, an Event of Default (as defined in the 2018 Facility) would have occurred, permitting the lenders holding a majority of the commitments under the 2018 Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. The 2019 Facility and the Notes contain similar tangible Net Worth covenants that reset at a new threshold and change the definition of Net Worth to add back accumulated depreciation. However, we can make no assurances that we will be in compliance with these covenants or other covenants under the 2019 Facility or the Notes in future periods or, if we are not in compliance, that we will be able to obtain a waiver. As of December 31, 2020, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2020 were as follows (in thousands):

Amount Due
Year	(in thousands)

2021	$1,829
2022	101,683
2023	147,363
2024	228,573
2025	17,143
Thereafter	148,572
Total	$645,163

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

    Contractual Obligations

As of December 31, 2020, we had the following contractual obligations (see Note 9 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2021)	1 - 3 years (2022 - 2023)	3 - 5 years (2024 - 2025)	More than 5 years (after 2025)
Long-Term Debt - Principal	$645,163	$1,829	$249,046	$245,716	$148,572
Long-Term Debt - Fixed Interest	85,931	21,301	37,830	16,281	10,519
Long-Term Debt - Variable Interest (1)	9,918	4,959	4,959	—	—
Unsecured Credit Facility - Unused commitment fee (2)	679	326	353	—	—
Operating Lease Obligations	255	85	106	64	—
Related Party Rent Lease Obligations	380	362	18	—	—
Total	$742,326	$28,862	$292,312	$262,061	$159,091

(1)     As of December 31, 2020, we had one loan totaling $119.5 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.90%, which reflects our new interest rates under our 2019 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2020, of 0.15%.

(2)    The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2020 balance of $384.5 million.

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
•our funds from operations;
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
On March 24, 2020, we announced that, in further pursuit of ensuring our financial flexibility, the Board determined to conserve additional liquidity by reducing our distribution in response to the COVID-19 pandemic. The distribution reduction has resulted in approximately $7.7 million of quarterly cash savings. On February 10, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP units, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution. The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.
During 2020, we paid distributions to our common shareholders and OP unit holders of $25.7 million, compared to $46.7 million in 2019.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2020 and 2019:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

Results of Operations

    Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The comparability of our results of operations for the year ended December 31, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a general comparison of our results of operations for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Number of properties owned and operated	58	58
Aggregate GLA (sq. ft.)(1)	4,848,652	4,848,652
Ending occupancy rate - operating portfolio(1)	89%	90%
Ending occupancy rate	88%	90%

Total revenues	$117,915	$119,251
Total operating expenses	88,184	85,305
Total other expense	24,122	24,988
Income before equity investment in real estate partnership and income tax	5,609	8,958
Equity in earnings of real estate partnership	921	15,076
Provision for income taxes	(379)	(400)
Income from continuing operations	6,151	23,634
Income from discontinued operations	—	594
Net income	6,151	24,228
Less: Net income attributable to noncontrolling interests	117	545
Net income attributable to Whitestone REIT	$6,034	$23,683

Funds from operations(2)	$36,375	$38,026
Funds from operations core(3)	40,704	44,935
Property net operating income(4)	83,903	88,578
Distributions paid on common shares and OP units	25,714	46,682
Distributions per common share and OP unit	$0.6000	$1.1400

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

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the year ended December 31, 2020 to the year ended December 31, 2019, Same Stores include properties owned during the entire period from January 1, 2019 to December 31, 2020. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

    Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Revenue	2020	2019	Change	% Change
Same Store
Rental revenues (1)	$84,902	$86,555	$(1,653)	(2)%
Recoveries (2)	32,318	31,670	648	2%
Bad debt (3)	(5,163)	(1,461)	(3,702)	253%
Total rental	112,057	116,764	(4,707)	(4)%
Other revenues (4)	2,199	1,286	913	71%
Same Store Total	114,256	118,050	(3,794)	(3)%

Non-Same Store and Management Fees
Rental revenues	2,389	196	2,193	1,119%
Recoveries	1,124	77	1,047	1,360%
Bad debt	(486)	(23)	(463)	2,013%
Total rental (5)	3,027	250	2,777	1,111%
Other revenues	34	96	(62)	(65)%
Management fees (6)	598	855	(257)	(30)%
Non-Same Store and Management Fees Total	3,659	1,201	2,458	205%

Total revenue	$117,915	$119,251	$(1,336)	(1)%

(1)     The Same Store tenant rent decrease of $1,653,000 resulted from a decrease of $828,000 from the decrease in the average leased square feet to 4,340,926 from 4,382,812, and by the decrease of $825,000 from the average rent per leased square foot decreasing from $19.75 to $19.56. Included in the average rent per leased square foot decrease mentioned above is a Same Store rental revenue decrease of $1,185,000 from straight-line rent write offs during the year ended December 31, 2020 as a result of converting 97 tenants to cash basis accounting.

(2)     The Same Store recoveries revenue increase of $648,000 is primarily attributable to increases in Same Store real estate tax costs recovered from tenants.
(3)     Bad debt decreased Same Store total rental revenue by $5,163,000 during the year ended December 31, 2020, as compared to a reduction of $1,461,000 during the same period a year ago. The bad debt for the year ended December 31, 2020 was primarily attributable to increases in allowances against accrued receivables as tenants have deferred or missed payments as a result of the COVID-19 pandemic.

(4)    The increase in Same Store other revenues is primarily comprised of increased lease termination fees.

(5)    Non-Same Store total rental revenue for the years ended December 31, 2020 and December 31, 2019 were primarily generated from our acquisition of the Las Colinas Village property on December 6, 2019. Non-Same Store revenues for the year ended December 31, 2020 were significantly higher than the year ended December 31, 2019 because we owned Las Colinas for the entire year. Please refer to Note 4 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property acquisitions and property sales.

(6)    On October 8, 2019, Pillarstone OP, sold a portfolio of three properties. The decrease in management fees is primarily due to fewer properties under management.

    Operating expenses. The primary components of operating expenses for the year ended December 31, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Operating Expenses	2020	2019	Change	% Change
Same Store
Operating and maintenance (1)	$19,081	$19,655	$(574)	(3)%
Real estate taxes (2)	17,195	16,245	950	6%
Same Store total	36,276	35,900	376	1%

Non-Same Store and affiliated company rents
Operating and maintenance	550	143	407	285%
Real estate taxes (3)	820	48	772	1,608%
Affiliated company rents (4)	932	813	119	15%
Non-Same Store and affiliated company rents total	2,302	1,004	1,298	129%

Depreciation and amortization	28,303	26,740	1,563	6%

General and administrative (5)	21,303	21,661	(358)	(2)%

Total operating expenses	$88,184	$85,305	$2,879	3%

(1)    The $574,000 Same Store operating and maintenance cost decrease was comprised of $208,000 in internal labor costs, $182,000 in contract services, $147,000 in repair costs and $37,000 in other operating and maintenance costs.

(2)    The $950,000 Same Store real estate tax increase is primarily comprised of increases in 2020 tax assessments in our Texas markets. We were still actively protesting certain 2020 valuations in Texas on December 31, 2020 and expect to have lower settled values. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

(3)    Non-Same Store real estate taxes for the years ended December 31, 2020 and December 31, 2019 were primarily generated from our acquisition of the Las Colinas Village property on December 6, 2019. Non-Same Store real estate taxes for the year ended December 31, 2020 were significantly higher than the year ended December 31, 2019 because we owned Las Colinas for the entire year. Please refer to Note 4 (Real Estate) to the accompanying consolidated financial statements for more information regarding the property acquisitions and property sales.

(4)    Affiliated company rents are spaces that we lease from Pillarstone OP.

(5)    The $358,000 general and administrative expense decrease was attributable to a $579,000 reduction in professional fees, a $452,000 reduction in share-based compensation expense, a $451,000 reduction in travel expenses and a $198,000 reduction in other expenses, offset by a $1,322,000 increase in payroll costs. The increased payroll costs included a $2,030,000 increase in annual incentive bonuses, offset by a decrease of $708,000 in other payroll costs. Please refer to Note 15 (Incentive Share Plan) to the accompanying consolidated financial statements for more information regarding share-based compensation expense.

    Other expenses (income). The primary components of other expenses (income) for the year ended December 31, 2020 and 2019 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Other Expenses (Income)	2020	2019	Change	% Change

Interest expense (1)	$25,770	$26,285	$(515)	(2)%
Loss (gain) on sale or disposal of assets (2)	364	(638)	1,002	(157)%
Gain on loan forgiveness (3)	(1,734)	—	(1,734)	Not Meaningful
Interest, dividend and other investment income (4)	(278)	(659)	381	(58)%
Total other expense	$24,122	$24,988	$(866)	(3)%

(1)    The $515,000 decrease in interest expense is attributable to a decrease in our effective interest rate to 3.73% for the year ended December 31, 2020 as compared to 4.02% for the year ended December 31, 2019, resulting in a $1,960,000 decrease in interest expense, and an increase in our average outstanding notes payable balance of $35,457,000 that resulted in $1,427,000 in increased interest expense. Amortization of loan fees increased interest expense by $18,000 for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

(2)    The $1,002,000 decrease in the net loss (gain) on sale or disposal of assets includes a decrease of $797,000 for increased losses on asset disposals and $205,000 in lower deferred gains on seller financed loans.

(3)    We applied for and were granted forgiveness for the PPP Loan, and used the proceeds to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic.

(4)    The $381,000 decrease in interest, dividend and other investment income was primarily comprised of decreases in interest income from notes receivable.

    Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $14,155,000 from $15,076,000 for the year ended December 31, 2019 to $921,000 for the year ended December 31, 2020. The $14,155,000 decrease was comprised of decreases of $13,816,000 from our pro rata share of gains on properties Pillartone OP sold during the year ended December 31, 2019, $915,000 from our pro rata share of net income from properties Pillarstone OP sold during the year ended December 31, 2019, $912,000 from our pro rata share of net income from the operating activities of Pillarstone OP's eight properties that were owned during the entire period from January 1, 2019 to December 31, 2020, offset by increases of $1,297,000 from our pro rata share of interest expense savings from debt reductions made by Pillarstone OP during the year ended December 31, 2019 and $191,000 from our pro rata share of other increases in net income from Pillarstone OP. Please refer to Note 5 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

    Gain on sale of property from discontinued operations. During the year ended December 31, 2019, we received a $0.7 million principal payment in connection with the sale of three office buildings we completed on December 31, 2014. In 2014, we provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred a $2.5 million gain until principal payments on the seller-financed loan are received. The purchaser of the office buildings sold Zeta on April 24, 2019 and paid the entire principal balance of the loan related to Zeta. As of December 31, 2020 and 2019, we had a total of $2.1 million and $2.7 million, respectively, in deferred gains for seller-financed loans to be recognized upon receipt of principal payments.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Same Store (51 properties, excluding development land)
Property revenues
Rental	$112,057	$116,764	$(4,707)	(4)%
Management, transaction and other fees	2,199	1,286	913	71%
Total property revenues	114,256	118,050	(3,794)	(3)%

Property expenses
Property operation and maintenance	19,081	19,655	(574)	(3)%
Real estate taxes	17,195	16,245	950	6%
Total property expenses	36,276	35,900	376	1%

Total property revenues less total property expenses	77,980	82,150	(4,170)	(5)%

Same Store straight-line rent adjustments	632	(1,110)	1,742	(157)%
Same Store amortization of above/below market rents	(787)	(761)	(26)	3%
Same Store lease termination fees	(1,613)	(576)	(1,037)	180%

Same Store NOI(1)	$76,212	$79,703	$(3,491)	(4)%

(1)     See below for a reconciliation of property net operating income to net income.

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2020	2019
Net income attributable to Whitestone REIT	$6,034	$23,683
General and administrative expenses	21,303	21,661
Depreciation and amortization	28,303	26,740
Equity in earnings of real estate partnership	(921)	(15,076)
Interest expense	25,770	26,285
Interest, dividend and other investment income	(278)	(659)
Provision for income taxes	379	400
Gain on sale of property from discontinued operations	—	(594)
Management fee, net of related expenses	334	(42)
Loss (gain) on sale or disposal of assets, net	364	(638)
Gain on loan forgiveness	(1,734)	—
NOI of real estate partnership (pro rata)	4,232	6,273
Net income attributable to noncontrolling interests	117	545
NOI	$83,903	$88,578
Non-Same Store NOI (1)	(1,691)	(155)
NOI of real estate partnership (pro rata)	(4,232)	(6,273)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	77,980	82,150
Same Store straight line rent adjustments	632	(1,110)
Same Store amortization of above/below market rents	(787)	(761)
Same Store lease termination fees	(1,613)	(576)
Same Store NOI (2)	$76,212	$79,703

(1)    We define “Non-Same Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the twelve months ended December 31, 2020 to the twelve months ended December 31, 2019, Non-Same Stores include properties acquired between January 1, 2019 and December 31, 2020 and properties sold between January 1, 2019 and December 31, 2020, but not included in discontinued operations.

(2)    We define “Same Stores” as properties that have been owned during the entire period being compared. For purposes of comparing the twelve months ended December 31, 2020 to the twelve months ended December 31, 2019, Same Stores include properties owned before January 1, 2019 and not sold before December 31, 2020. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

    Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For a discussion and comparison of the results of our operations for the year ended December 31, 2019 with the year ended December 31, 2018, refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO AND FFO CORE	2020	2019	2018
Net income attributable to Whitestone REIT	$6,034	$23,683	$21,431
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	28,096	26,468	25,401
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	1,673	2,362	2,903
Loss (gain) on sale or disposal of assets	364	(638)	(4,547)
Gain on sale of property from discontinued operations	—	(594)	—
Loss (gain) on sale or disposal of properties or assets of real estate partnership (pro rata) (2)	91	(13,800)	(6,340)
Net income attributable to noncontrolling interests	117	545	550
FFO	$36,375	$38,026	$39,398

Share-based compensation expense	$6,063	$6,483	$6,758
Proxy contest professional fees	—	—	2,534
Early debt extinguishment costs of real estate partnership	—	426	88
Gain on loan forgiveness	(1,734)	—	—
FFO Core	$40,704	$44,935	$48,778

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2020	2019	2018
Net income attributable to Whitestone REIT	$6,034	$23,683	$21,431
General and administrative expenses	21,303	21,661	23,281
Depreciation and amortization	28,303	26,740	25,679
Equity in earnings of real estate partnership	(921)	(15,076)	(8,431)
Interest expense	25,770	26,285	25,177
Interest, dividend and other investment income	(278)	(659)	(1,055)
Provision for income taxes	379	400	347
Gain on sale of property from discontinued operations	—	(594)	—
Management fee, net of related expenses	334	(42)	(208)
Loss (gain) on sale or disposal of assets, net	364	(638)	(4,547)
Gain on loan forgiveness	(1,734)	—	—
NOI of real estate partnership (pro rata)	4,232	6,273	7,725
Net income attributable to noncontrolling interests	117	545	550
NOI	$83,903	$88,578	$89,949

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

Off-Balance Sheet Arrangements

    Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 5 to the accompanying consolidated financial statements for information related to our guarantees of our real estate partnership’s debt as of December 31, 2020 and 2019.

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

Fixed Interest Rate Debt

As of December 31, 2020, $525.7 million, or approximately 81%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2020 of approximately 4.1% per annum with expirations ranging from 2020 to 2029 (see Note 9 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase in interest rates would cause an $18.5 million decline in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2020, $119.5 million, or approximately 19%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $1.2 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2020, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2020.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page F-4 of this Annual Report on Form 10-K.

The Company's system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, our employees worked remotely in part of the first quarter of 2020 and part of the second quarter of 2020. This shift to working remotely was implemented quickly and all employees returned to work in the second quarter of 2020. Our remote working arrangements did not have a material effect on our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of material weakness discussed above.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2021 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2021 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	375,046	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	375,046

(1)     Excludes 1,008,124 common shares subject to outstanding restricted common share units granted pursuant to our 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “2008 Plan”) and 3,043,676 common shares granted pursuant to our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).
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
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2021 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2021 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2021 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.Financial Statements. The list of our financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.Financial Statement Schedules.

a.Schedule II - Valuation and Qualifying Accounts

b.Schedule III - Real Estate and Accumulated Depreciation

    All other financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the consolidated financial statements.

3.Exhibits. The list of exhibits filed as part of this Annual Report on Form 10-K in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto and incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020)

3.1.9	Articles Supplementary for Series A Preferred Shares (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 15, 2020)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 9, 2008)

4.1*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended

4.2
Rights Agreement, dated May 14, 2020, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed and incorporated by reference to Exhibit 4.1. to the Registrant’s Current Report on Form 8-K, filed on May 15, 2020)

10.1
Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.2
Certificate of Formation of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.3
Limited Liability Company Agreement of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.4
Agreement of Limited Partnership of Whitestone REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.5
Amendment to the Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.6+	Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 31, 2008)

10.7+
First Amendment to the Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2011)

10.8+
Employment Agreement between Whitestone REIT and James C. Mastandrea (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.9+	Employment Agreement between Whitestone REIT and David K. Holeman (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.10+
Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.11+
Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.12+
Change in Control Agreement between Whitestone REIT and Christine J. Mastandrea (previously filed and incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, filed March 2, 2015)

10.13
OP Unit Purchase Agreement, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

10.14
Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (previously filed and incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

10.15+	2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 12, 2017).

10.16
Second Amended and Restated Credit Agreement, dated as of January 31, 2019, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 6, 2019).

10.17
Form of Restricted Common Share Unit Award Agreement (Time-Vested) (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020)

10.18
Form of Restricted Common Share Unit Award Agreement (Performance-Vested) (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020)

10.19+
Amendment to Employment Agreement between Whitestone REIT and James C. Mastandrea. (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.20+
Amendment to Employment Agreement between Whitestone REIT and David K. Holeman (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.21+
Amendment to Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.22+
Amendment to Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed and incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.23+
 Amendment to Change in Control Agreement between Whitestone REIT and Christine J. Mastandrea (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

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

101
The following financial information of the Registrant for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 (unaudited) and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018 (unaudited), (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	March 8, 2021	By:	/s/ James C. Mastandrea
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

March 8, 2021	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO
(Principal Executive Officer)

March 8, 2021	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 8, 2021	/s/ Nandita Berry
Nandita Berry, Trustee

March 8, 2021	/s/ Jeffrey A. Jones
Jeffrey A. Jones, Trustee

March 8, 2021	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

March 8, 2021	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 8, 2021	/s/ David F. Taylor
David F. Taylor, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index to Consolidated Financial Statements at Item 15 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the Consolidated Financial Statements that were communicated or required to be communicated to the audit committee and that: (i) related to accounts or disclosures that are material to the Consolidated Financial Statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Real Estate Assets and Investment in Real Estate Partnership

As described in Note 2 to the Consolidated Financial Statements, management reviews properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines if an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. Actual results could differ from estimates supporting the Company’s impairment analysis. If management’s analysis indicates an impairment, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2020, the Company had $943 million in real estate assets, net of accumulated depreciation, and $34 million of investment in real estate partnership, with no impairment recognized for the year ended December 31, 2020.

We identified management’s impairment assessment as a critical audit matter primarily because of the significant estimates involved in management’s impairment analysis, as these estimates resulted in audit procedures involving a high degree of auditor judgment and subjectivity and challenges in obtaining and evaluating audit evidence.

Our testing procedures to address this critical audit matter included the following:

▪testing the design and operating effectiveness of the Company’s internal control over financial reporting applicable to management’s impairment assessment, including controls pertaining to management’s estimates supporting the impairment analysis;
▪evaluating the methodology used by management in its impairment analysis;
▪comparing the operating income before depreciation for each property to historical results;
▪evaluating the reasonableness of capitalization rates used in management’s impairment analysis, taking into consideration comparable market data, including the location and quality rating of the properties; and
▪evaluating the completeness and accuracy of the underlying data used by management in its impairment analysis.

Collectability Assessment of Accrued Rents and Accounts Receivable

As described in Note 2 to the Consolidated Financial Statements, management reviews the collectability of charges under its tenant operating leases and accrued rental revenues related to the straight-line method of reporting rental revenue, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in which the tenant operates, and economic conditions in the area in where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. Actual results could differ from estimates supporting the Company’s collectability analysis. If management deems it probably that a receivable will not be collected, an adjustment will be made to reduce rental revenue. As of December 31, 2020, the Company had $23.0 million in accrued rents and accounts receivable, net of a $16.4 million allowance for doubtful accounts. For the year ended December 31, 2020, the Company had a bad debt reduction to its rental revenue of $5.6 million, which included a bad debt adjustment of $2.3 million and a straight-line rent reserve adjustment of $1.2 million related to the conversion of 102 tenants to cash basis revenue.

We identified management’s collectability assessment as a critical audit matter primarily because of the significant and unusual nature of the economic impact of the COVID-19 pandemic on collectability of charges under tenant operating leases, which materially contributed to a high degree of auditor judgment and challenges in obtaining and evaluating audit evidence when performing audit procedures.

Our testing procedures to address this critical audit matter included the following:

▪testing the design and operating effectiveness of the Company’s internal control over financial reporting applicable to management’s collectability assessment, including controls pertaining to management’s estimates supporting the collectability analysis;
▪evaluating the methodology used by management in its collectability analysis;
▪evaluating the reasonableness of the aggregate allowance percentage for accrued rents and accounts receivable, taking into consideration rent payments receivable per leasing agreements and rent payments received from tenants during the year ended December 31, 2020; and
▪evaluating the completeness and accuracy of the underlying data used by management in its collectability analysis.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditors since 2002.
Houston, Texas
March 8, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows of the Company, and our report dated March 8, 2021, expressed an unqualified opinion on the Company’s consolidated financial statements.

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
Houston, Texas
March 8, 2021

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Real estate assets, at cost
Property	$1,106,426	$1,099,955
Accumulated depreciation	(163,712)	(137,933)
Total real estate assets	942,714	962,022
Investment in real estate partnership	33,979	34,097
Cash and cash equivalents	25,777	15,530
Restricted cash	179	113
Escrows and acquisition deposits	9,274	8,388
Accrued rents and accounts receivable, net of allowance for doubtful accounts	23,009	22,854
Receivable due from related party	335	477
Unamortized lease commissions, legal fees and loan costs	7,686	8,960
Prepaid expenses and other assets(1)	2,049	3,819
Total assets	$1,045,002	$1,056,260
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$644,185	$644,699
Accounts payable and accrued expenses(2)	50,918	39,336
Payable due to related party	125	307
Tenants' security deposits	6,916	6,617
Dividends and distributions payable	4,532	12,203
Total liabilities	706,676	703,162
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 42,391,316 and 41,492,117 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	42	41
Additional paid-in capital	562,250	554,816
Accumulated deficit	(215,809)	(204,049)
Accumulated other comprehensive loss	(14,400)	(5,491)
Total Whitestone REIT shareholders' equity	332,083	345,317
Noncontrolling interest in subsidiary	6,243	7,781
Total equity	338,326	353,098
Total liabilities and equity	$1,045,002	$1,056,260

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

December 31,
2020	2019

(1) Operating lease right of use assets (net)	$592	$1,328

(2) Operating lease liabilities	$603	$1,331

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Revenues
Rental(1)	$115,084	$117,014	$117,464
Management, transaction, and other fees	2,831	2,237	2,399
Total revenues	117,915	119,251	119,863

Operating expenses
Depreciation and amortization	28,303	26,740	25,679
Operating and maintenance	20,563	20,611	21,069
Real estate taxes	18,015	16,293	16,362
General and administrative(2)	21,303	21,661	23,281
Total operating expenses	88,184	85,305	86,391

Other expenses (income)
Interest expense	25,770	26,285	25,177
Loss (gain) on sale or disposal of assets, net	364	(638)	(4,547)
Gain on loan forgiveness	(1,734)	—	—
Interest, dividend and other investment income	(278)	(659)	(1,055)
Total other expense	24,122	24,988	19,575

Income before equity investment in real estate partnership and income tax	5,609	8,958	13,897

Equity in earnings of real estate partnership	921	15,076	8,431
Provision for income tax	(379)	(400)	(347)
Income from continuing operations	6,151	23,634	21,981

Gain on sale of property from discontinued operations	—	594	—
Income from discontinued operations	—	594	—

Net income	6,151	24,228	21,981

Less: Net income attributable to noncontrolling interests	117	545	550

Net income attributable to Whitestone REIT	$6,034	$23,683	$21,431

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.14	$0.57	$0.54
Income from discontinued operations attributable to Whitestone REIT	0.00	0.02	0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.14	$0.59	$0.54
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.14	$0.56	$0.52
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01	0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.14	$0.57	$0.52

Weighted average number of common shares outstanding:
Basic	42,244	40,184	39,274
Diluted	42,990	41,462	40,612

Consolidated Statements of Comprehensive Income (Loss)

Net income	$6,151	$24,228	$21,981

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	(9,062)	(9,828)	1,192
Unrealized gain on available-for-sale marketable securities	—	—	18

Comprehensive income (loss)	(2,911)	14,400	23,191

Less: Net income attributable to noncontrolling interests	117	545	550
Less: Comprehensive income (loss) attributable to noncontrolling interests	(173)	(221)	30

Comprehensive income (loss) attributable to Whitestone REIT	$(2,855)	$14,076	$22,611

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

Year Ended December 31,
2020	2019	2018

(1) Rental
Rental revenues	$87,291	$86,750	$86,644
Recoveries	33,442	31,748	30,820
Bad debt	(5,649)	(1,484)	N/A
Total rental	$115,084	$117,014	$117,464

(2) Bad debt included in operating and maintenance expenses prior to adoption of Topic 842	N/A	N/A	$1,391

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2017	39,222	$38	$521,314	$(176,684)	$2,936	$347,604	1,084	$10,800	$358,404

Impact of change in accounting principal:
ASU 2014-09(1)	—	—	—	19,119	—	19,119	—	—	19,119
Balance January 1, 2018	39,222	38	521,314	(157,565)	2,936	366,723	1,084	10,800	377,523
Exchange of noncontrolling interest OP units for common shares	155	1	1,545	—	—	1,546	(155)	(1,546)	—
Issuance of common shares under dividend reinvestment plan	10	—	133	—	—	133	—	—	133
Exchange offer costs	—	—	(126)	—	—	(126)	—	—	(126)
Repurchase of common shares (2)	(160)	—	(1,961)	—	—	(1,961)	—	—	(1,961)
Share-based compensation	551	—	6,742	—	—	6,742	—	—	6,742
Distributions	—	—	—	(45,227)	—	(45,227)	—	(1,125)	(46,352)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	1,162	1,162	—	30	1,192
Unrealized gain on change in fair value of available-for sale marketable securities	—	—	—	—	18	18	—	—	18
Reallocation of ownership percentage between parent and subsidiary	—	—	15	—	—	15	—	(15)	—
Net income	—	—	—	21,431	—	21,431	—	550	21,981
Balance, December 31, 2018	39,778	39	527,662	(181,361)	4,116	350,456	929	8,694	359,150

Exchange of noncontrolling interest OP units for common shares	20	—	186	—	—	186	(20)	(186)	—
Issuance of common shares under dividend reinvestment plan	10	—	137	—	—	137	—	—	137
Issuance of common shares - ATM Program, net of offering costs	1,612	2	21,244	—	—	21,246	—	—	21,246
Exchange offer costs	—	—	(120)	—	—	(120)	—	—	(120)
Repurchase of common shares (2)	(65)	—	(776)	—	—	(776)	—	—	(776)
Share-based compensation	137	—	6,483	—	—	6,483	—	—	6,483
Distributions	—	—	—	(46,371)	—	(46,371)	—	(1,051)	(47,422)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(9,607)	(9,607)	—	(221)	(9,828)
Net income	—	—	—	23,683	—	23,683	—	545	24,228
Balance, December 31, 2019	41,492	41	554,816	(204,049)	(5,491)	345,317	909	7,781	353,098

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2019	41,492	$41	$554,816	$(204,049)	$(5,491)	$345,317	909	$7,781	$353,098
Exchange of noncontrolling interest OP units for common shares	136	1	1,161	—	—	1,162	(136)	(1,162)	—
Issuance of common shares under dividend reinvestment plan	11	—	89	—	—	89	—	—	89
Issuance of common shares - ATM Program, net of offering costs	171	—	2,241	—	—	2,241	—	—	2,241
Exchange offer costs	—	—	(43)	—	—	(43)	—	—	(43)
Repurchase of common shares (2)	(178)	—	(2,077)	—	—	(2,077)	—	—	(2,077)
Share-based compensation	759	—	6,063	—	—	6,063	—	—	6,063
Distributions	—	—	—	(17,794)	—	(17,794)	—	(340)	(18,134)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(8,889)	(8,889)	—	(173)	(9,062)
Reallocation of ownership percentage between parent and subsidiary	—	—	—	—	(20)	(20)		20	—
Net income	—	—	—	6,034	—	6,034	—	117	6,151
Balance, December 31, 2020	42,391	$42	$562,250	$(215,809)	$(14,400)	$332,083	773	$6,243	$338,326

(1)    Represents the impact of change in accounting principal for our modified retrospective adoption of ASU 2014-09. See Note 2 of the notes to the consolidated financial statements for additional disclosure.

(2)    During the years ended December 31, 2020, 2019 and 2018, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income from continuing operations	$6,151	$23,634	$21,981
Net income from discontinued operations	—	594	—
Net income	6,151	24,228	21,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,303	26,740	25,679
Amortization of deferred loan costs	1,113	1,095	1,092
Loss on sale of marketable securities	—	—	20
Gain on sale or disposal of assets and loan forgiveness, net	(1,370)	(638)	(4,547)
Bad debt	5,649	1,484	1,391
Share-based compensation	6,063	6,483	6,741
Equity in earnings of real estate partnership	(921)	(15,076)	(8,431)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(885)	(177)	(295)
Accrued rents and accounts receivable	(6,055)	(2,998)	(1,893)
Receivable due from related party	142	(83)	610
Distributions from real estate partnership	1,039	6,926	1,324
Unamortized lease commissions, legal fees and loan costs	(1,343)	(1,824)	(1,676)
Prepaid expenses and other assets	2,255	(4,163)	1,175
Accounts payable and accrued expenses	2,518	5,609	(2,429)
Payable due to related party	(182)	249	(1,621)
Tenants' security deposits	299	487	436
Net cash provided by operating activities	42,776	47,748	39,557
Cash flows from investing activities:
Acquisitions of real estate	—	(34,804)	—
Additions to real estate	(7,362)	(13,243)	(11,638)
Proceeds from note receivable	922	—	—
Proceeds from sales of properties	—	—	12,574
Proceeds from financed receivable due from related party	—	5,661	9,812
Proceeds from sales of marketable securities	—	—	30
Net cash provided by (used in) investing activities	(6,440)	(42,386)	10,778
Net cash provided by investing activities of discontinued operations	—	594	—
Cash flows from financing activities:
Distributions paid to common shareholders	(25,203)	(45,627)	(44,944)
Distributions paid to OP unit holders	(511)	(1,055)	(1,155)
Proceeds from issuance of common shares, net of offering costs	2,241	21,244	—
Payments of exchange offer costs	(43)	(120)	(126)
Proceeds from bonds and notes payable	1,734	100,000	—
Net proceeds from (payments of) credit facility	10,000	(66,700)	9,000
Repayments of notes payable	(12,164)	(8,095)	(2,543)
Payments of loan origination costs	—	(2,970)	(30)
Repurchase of common shares	(2,077)	(776)	(1,961)
Net cash used in financing activities	(26,023)	(4,099)	(41,759)
Net increase in cash, cash equivalents and restricted cash	10,313	1,857	8,576
Cash, cash equivalents and restricted cash at beginning of period	15,643	13,786	5,210
Cash, cash equivalents and restricted cash at end of period (1)	$25,956	$15,643	$13,786
(1)     For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Supplemental Disclosures
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,741	$25,360	$24,610
Cash paid for taxes	$353	$396	$304
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$88	$234	$937
Financed insurance premiums	$1,431	$1,238	$1,273
Value of shares issued under dividend reinvestment plan	$89	$137	$133
Value of common shares exchanged for OP units	$1,162	$186	$1,546
Change in fair value of available-for-sale securities	$—	$—	$18
Change in fair value of cash flow hedge	$(9,062)	$(9,828)	$1,192
Reallocation of ownership percentage between parent and subsidiary	$(20)	$—	$15
Property received as termination fee	$251	$—	$250

	December 31,
	2020	2019	2018
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,777	$15,530	$13,658
Restricted cash	179	113	128
Total cash, cash equivalents and restricted cash	$25,956	$15,643	$13,786

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2020, 2019 and 2018, we owned 58, 58, and 57 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of December 31, 2020, these properties consist of:

Consolidated Operating Portfolio

•52 wholly-owned properties that meet our Community Centered Properties® strategy;

Redevelopment, New Acquisitions Portfolio

•one wholly-owned property, Las Colinas Village, that meets our Community Centered Properties® strategy, and is classified as part of our new acquisition portfolio. Acquired properties are categorized in the new acquisition portfolio until the earlier of attainment of 90% occupancy or 18 months of ownership; and

•five parcels of land held for future development.

As of December 31, 2020, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

We anticipate that the global health crisis caused by COVID-19 and the related responses intended to control its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. As part of the initial responses to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas and Arizona, where all but one of our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Annual Report on Form 10-K, service businesses are permitted to be open with limited occupancy in Texas and Arizona, the timing and ultimate impact of any steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise occupy their space. Though COVID-19 vaccines have become available in the U.S. there remain uncertainties as to the logistics of distribution and the overall efficacy of the vaccine program, and there can be no assurances regarding the timing for when vaccines or other therapies will be widely available and effective and the related impact on the economic recovery. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, possible resurgences of COVID-19 cases in future periods and how quickly and to what extent normal economic and operating conditions can resume.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants. The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. The response team is in ongoing communication with the Company’s tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the CARES Act. To date, the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. The Company is evaluating each tenant rent relief request on an case-by-case basis, considering a number of factors. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. As of the date of this Annual Report on Form 10-K, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 95% of contractual base rent and common area maintenance reimbursables billed for the fourth quarter.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2020, 2019 and 2018, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

    Equity Method. For the years prior to December 31, 2017, Pillarstone OP was accounted for under the profit-sharing method. We adopted Topic 606 and ASC 610 as of January 1, 2018, resulting in the derecognition of the underlying assets and liabilities associated with the Contribution (defined in Note 5) as of January 1, 2018 and the recognition of the Company’s investment in Pillarstone OP under the equity method. See Note 5 for additional disclosure on Pillarstone OP.

As of December 31, 2020, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA. We own 81.4% of the total outstanding units of Pillarstone OP. We also manage the day-to-day operations of Pillarstone OP. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
Use of Estimates.   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the grant date fair value of common share units included in share-based compensation expense, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps and the estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, the impact on our tenants’ businesses and financial condition, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $6.1 million, $6.5 million and $6.8 million in share-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively.
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
December 31, 2020

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2020 and 2019 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings.

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

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2020, approximately $481,000 and $306,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2019, approximately $500,000 and $320,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2018, approximately $574,000 and $365,000 in interest expense and real estate taxes, respectively, were capitalized. Due to the COVID-19 pandemic, we have taken a prudent pause in acquisitions activity and are carefully evaluating development and redevelopment activities on a case-by-case basis.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2020.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. With the adoption of ASC No. 842, Leases (“Topic 842”), as of January 1, 2019 we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2020 and 2019, we had an allowance for uncollectible accounts of $16.4 million and $11.2 million, respectively. For the years ending December 31, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $5.6 million and $1.5 million, respectively. Included in the adjustment to rental revenue for the year ending December 31, 2020, was a bad debt adjustment of $2.3 million and a straight-line rent reserve adjustment of $1.2 million related to credit loss for the conversion of 102 tenants to cash basis revenue as a result of COVID-19 collectability analysis. For the year ending December 31, 2018, we recorded bad debt expense in the amount of $1.4 million.

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

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2020, 2019 and 2018, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $646.4 million and $653.7 million as compared to the book value of approximately $645.2 million and $645.9 million as of December 31, 2020 and 2019, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0.1 million and $0.1 million as compared to the book value of approximately $0.1 million and $0.1 million as of December 31, 2020 and 2019, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2020 and 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2020, we consider our cash flow hedges to be highly effective.

Concentration of Risk.  Substantially all of our revenues are obtained from office and retail locations in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

3. MARKETABLE SECURITIES

In January 2018, we sold all of our remaining marketable securities and had no marketable securities as of December 31, 2020.

During the year ended December 31, 2018, available-for-sale securities were sold for total proceeds of $30,000. The gross realized losses on these sales totaled $20,000. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

4.  REAL ESTATE

As of December 31, 2020, we owned 58 commercial properties in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 5.0 million square feet of gross leasable area (“GLA”). Five of the 58 commercial properties are land parcels held for future development.

Property Acquisitions. On December 6, 2019, we acquired Las Colinas Village, a property that meets our Community Centered Property® strategy, for $34.8 million in cash and net prorations. Las Colinas Village, a 104,919 square foot property, was 86% leased at the time of purchase and is located in Irving, Texas.

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended December 31, 2020, 2019 and 2018 were acquired on January 1, 2018. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Total revenues	$117,915	$122,286	$123,243
Net income	$6,151	$24,047	$21,876
Net income attributable to Whitestone REIT (1)	$6,034	$23,502	$21,326

Basic Earnings Per Share:	$0.14	$0.58	$0.54

Diluted Earnings Per Share:	$0.14	$0.57	$0.52

Weighted-average common shares outstanding:
Basic (2)	42,244	40,184	39,274
Diluted (2)	42,990	41,462	40,612

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

Acquisition costs. Acquisition-related costs of $0.0 million and $0.1 million are capitalized in real estate assets in our balance sheets for the years ended December 31, 2020 and 2019, respectively. No acquisition-related costs are included in general and administrative expenses in our statements of operations and comprehensive income (loss) for the year ended 2018.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

On October 23, 2020, we received a $0.5 million principal payment in connection with the Centre South seller-financed retail building mentioned above. We recorded a $0.5 million gain when the principal payment on the seller-financed loan was received. We have not included the gain in discontinued operations as it did not meet the definition of discontinued operations at the date of the sale.

5. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2018 Facility (as defined in Note 9); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of December 31, 2020.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

As of December 31, 2020, we owned approximately 81.4% of the total outstanding units of Pillarstone OP. Additionally, certain of our officers and trustees serve as officers and trustees of Pillarstone REIT. In connection with the Contribution, in December 2016, we determined that we were the primary beneficiary of Pillarstone OP, through our power to direct the activities of Pillarstone OP, additional working capital required by Pillarstone OP under an OP Unit purchase agreement and our obligation to absorb losses and receive benefits based on our ownership percentage. Accordingly, we accounted for Pillarstone OP as a VIE and fully consolidated it in our consolidated financial statements for the year ended December 31, 2016 and in the subsequent periods.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
As a result of the adoption of Topic 606 and ASC 610, the Company derecognized the underlying assets and liabilities associated with the Contribution as of January 1, 2018 and recognized the Company’s investment in Pillarstone OP under the equity method for the periods after December 31, 2017.

The table below presents the real estate partnership investment in which the Company held an ownership interest (in thousands):

		The Company’s Investment as of December 31,
		2020	2019
Real estate partnership	Ownership Interest
Pillarstone OP(1)(2)	81.4%	$33,979	$34,097
Total real estate partnership(3)		$33,979	$34,097

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

(3) Representing eight property interests and 0.9 million square feet of GLA, as of December 31, 2020 and 2019.

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

	Year Ended December 31,
	2020	2019	2018

Pillarstone OP	$921	$15,076	$8,431

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	December 31,
	2020	2019
Assets:
Real estate, net	$49,113	$50,338
Other assets	7,657	6,742
Total assets	56,770	57,080
Liabilities and equity:
Notes payable	15,185	15,434
Other liabilities	3,533	3,575
Equity	38,052	38,071
Total liabilities and equity	56,770	57,080
Company’s share of equity	30,992	31,008
Cost of investment in excess of the Company’s share of underlying net book value	2,987	3,089
Carrying value of investment in real estate partnership	$33,979	$34,097

	Year Ended December 31,
	2020	2019	2018
Rental revenues	$9,672	$14,253	$17,180
Property expenses	(6,858)	(9,045)	(6,687)
Other expenses	(1,440)	(3,449)	(7,848)
Gain (loss) on sale of properties or disposal of assets	(112)	16,943	7,839
Net income	$1,262	$18,702	$10,484

The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for both years ended December 31, 2020 and 2019 was $108,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

As a result of the adoption of Topic 606 and ASC 610, the Company recognized the Company’s investment in Pillarstone OP under the equity method for the years ended December 31, 2020, 2019 and 2018.

The Company's maximum exposure to loss relating to Pillarstone OP is limited to its investment in Pillarstone OP and its guarantee of promissory notes issued to Pillarstone OP. Since the date of the Contribution, the Company has not provided financial support to Pillarstone OP that it was not previously contractually required to provide under the Management Agreements.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value and is recorded on the the Company’s consolidated balance sheet as a liability. The Company amortizes the guarantee liability into income over seven years. For the years ended December 31, 2020, 2019, and 2018, the amortization of the guarantee liability was $39,000, $182,000, and $106,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
6.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2020	2019
Tenant receivables	$22,956	$16,741
Accrued rents and other recoveries	16,348	16,983
Allowance for doubtful accounts	(16,426)	(11,173)
Other receivables	131	303
Totals	$23,009	$22,854

7.  UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2020	2019
Leasing commissions	$10,380	$9,868
Deferred legal cost	373	393
Deferred financing cost	3,898	3,908
Total cost	14,651	14,169
Less: leasing commissions accumulated amortization	(5,029)	(4,200)
Less: deferred legal cost accumulated amortization	(216)	(179)
Less: deferred financing cost accumulated amortization	(1,720)	(830)
Total cost, net of accumulated amortization	$7,686	$8,960

 A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs	Deferred Financing Costs	Total
2021	$1,271	$40	$889	$2,200
2022	1,106	32	827	1,965
2023	898	22	243	1,163
2024	696	19	189	904
2025	484	18	30	532
Thereafter	896	26	—	922
Total	$5,351	$157	$2,178	$7,686

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2020 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2021	$81,372
2022	70,836
2023	59,509
2024	47,296
2025	32,939
Thereafter	97,199
Total	$389,151

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

    As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately one to five years.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in existence as of December 31, 2020 in which we are the lessee (in thousands):

Years Ended December 31,	Minimum Future Rents
2021	$447
2022	85
2023	39
2024	35
2025	29
Total undiscounted rental payments	635
Less imputed interest	32
Total lease liabilities	$603

For the year ended December 31, 2020, the total lease costs were $1,077,000. The weighted average remaining lease term for our operating leases was 2.1 years at December 31, 2020. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at December 31, 2020.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
9.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2020	2019
Fixed rate notes
$10.5 million, 4.85% Note, paid off on September 24, 2020 (1)	$—	$9,260
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (2)	100,000	100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (3)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,687	19,000
$20.2 million 4.28% Note, due June 6, 2023	18,222	18,616
$14.0 million 4.34% Note, due September 11, 2024	13,236	13,482
$14.3 million 4.34% Note, due September 11, 2024	14,014	14,243
$15.1 million 4.99% Note, due January 6, 2024	14,165	14,409
$2.6 million 5.46% Note, due October 1, 2023	2,339	2,386
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023 (4)	119,500	109,500
Total notes payable principal	645,163	645,896
Less deferred financing costs, net of accumulated amortization	(978)	(1,197)
	$644,185	$644,699

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

(4)    Unsecured line of credit includes certain Pillarstone Properties as of December 31, 2018, in determining the amount of credit available under the 2018 Facility which were released from collateral during 2019.

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

On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the
CARES Act. The PPP Loan was set to mature on May 6, 2022 (the “Maturity Date”), and accrued interest at 1.00% per annum and could be prepaid in whole or in part without penalty. Principal and interest were payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
Maturity Date. Pursuant to the CARES Act, the Company applied for and was granted forgiveness for all of the PPP Loan. Forgiveness was determined by the U.S. Small Business Administration based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intended to and used all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were eligible for forgiveness, subject to the provisions of the CARES Act. Based on the guidance in FASB ASC 405-20, “Liabilities - Extinguishment of Liabilities,” the PPP loan remains a liability until either (1) it is wholly or partially forgiven and we have been legally released, or (2) it is paid off. If the loan is partially or wholly forgiven and legal release is received, the liability is reduced by the amount forgiven and a gain on extinguishment is recognized. The Company recognized a $1,734,000 gain for the PPP Loan forgiveness during the year ended December 31, 2020 based on the legal release from the U.S. Small Business Administration.

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
December 31, 2020
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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2020, the interest rate on the 2019 Revolver was 1.80%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver. As of December 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $18.4 million remaining availability under the 2019 Revolver. As of December 31, 2020, $384.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $130.5 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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
December 31, 2020
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

As of December 31, 2020, our $160.7 million in secured debt was collateralized by seven properties with a carrying value of $250.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  In 2018, we were not in compliance with respect to the tangible Net Worth covenant as defined in the 2018 Facility and had received two waivers in 2018. Had we been unable to obtain a waiver or other suitable relief from the lenders under the 2018 Facility, an Event of Default (as defined in the 2018 Facility) would have occurred, permitting the lenders holding a majority of the commitments under the 2018 Facility to, among other things, accelerate the outstanding indebtedness, which would make it immediately due and payable. The 2019 Facility and the Notes contain a similar tangible Net Worth covenant that resets at a new threshold and changes the definition of Net Worth to add back accumulated depreciation. However, we can make no assurances that we will be in compliance with these covenants or other covenants under the 2019 Facility or the Notes in future periods or, if we are not in compliance, that we will be able to obtain a waiver. As of December 31, 2020, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2020 were as follows (in thousands):

Year	Amount Due
2021	$1,829
2022	101,683
2023	147,363
2024	228,573
2025	17,143
Thereafter	148,572
Total	$645,163

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

As of December 31, 2020, we had the following contractual obligations (in thousands):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2021)	1 - 3 years (2022 - 2023)	3 - 5 years (2024 - 2025)	More than 5 years (after 2025)
Long-Term Debt - Principal	$645,163	$1,829	$249,046	$245,716	$148,572
Long-Term Debt - Fixed Interest	85,931	21,301	37,830	16,281	10,519
Long-Term Debt - Variable Interest (1)	9,918	4,959	4,959	—	—
Unsecured credit facility - Unused commitment fee (2)	679	326	353	—	—
Operating Lease Obligations	255	85	106	64	—
Related Party Rent Lease Obligations	380	362	18	—	—
Total	$742,326	$28,862	$292,312	$262,061	$159,091

(1)     As of December 31, 2020, we had one loan totaling $119.5 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.90%, which reflects our new interest rates under the 2019 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2020, of 0.15%.

(2)    The unused commitment fees on the 2019 Facility, payable quarterly, are based on the average daily unused amount of the 2019 Facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for the 2019 Facility based on our December 31, 2020 balance of $384.5 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
10.  DERIVATIVES AND HEDGING ACTIVITIES

The estimated fair value of our interest rate swaps is as follows (in thousands):

December 31, 2020
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$—
Accounts payable and accrued expenses	$(14,663)

December 31, 2019
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$59
Accounts payable and accrued expenses	$(5,660)

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $65 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $12.9 million of the swap to U.S. Bank, National Association, $11.6 million of the swap to Regions Bank, $15.7 million of the swap to SunTrust Bank, and $5.9 million of the swap to Associated Bank. See Note 9 (Debt) for additional information regarding the 2019 Facility. The swap began on February 7, 2019 and matured on November 9, 2020. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss).

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $115 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $22.7 million of the swap to U.S. Bank, National Association, $20.5 million of the swap to Regions Bank, $27.9 million of the swap to SunTrust Bank, and $10.5 million of the swap to Associated Bank. See Note 9 (Debt) for additional information regarding the 2019 Facility. The swap began on November 9, 2020 and will mature on February 8, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings through the maturity date.

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. See Note 9 (Debt) for additional information regarding the 2019 Facility. The swap began on February 8, 2021 and will mature on January 31, 2024. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On September 5, 2018, we, through our Operating Partnership, entered into an interest rate swap with Bank of America that fixed the LIBOR portion of the $9.6 million extension loan on the Whitestone Terravita Marketplace property at 2.85%. The swap began on September 25, 2018 and matured on September 24, 2020. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss).

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 1 under the 2018 Facility at 1.75%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 9 for additional information regarding the 2018 Facility. The swap began on February 3, 2017 and matured on October 30, 2020. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss).

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the 2018 Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 9 for additional information regarding the 2018 Facility. The swap began on December 7, 2015 and will mature on January 29, 2021. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings through the maturity date.

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Year ended December 31, 2020	$(9,062)	Interest expense	$3,578
Year ended December 31, 2019	$(9,828)	Interest expense	$1,036
Year ended December 31, 2018	$1,192	Interest expense	$646

(1)    There was no ineffective portion of our interest rate swaps recognized in earnings for the years ended December 31, 2020, 2019 and 2018.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2020, 2019 and 2018, 820,563, 924,314 and 1,011,268 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2020, 2019 and 2018, distributions of $0, $41,000 and $317,000, respectively, were made to the holders of certain restricted common shares, $0, $0, and $16,000 of which were charged against earnings, annually for the years ended December 31, 2020, 2019 and 2018, respectively.  See Note 15 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

	Year Ended
	December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Income from continuing operations	$6,151	$23,634	$21,981
Less: Net income attributable to noncontrolling interests	(117)	(511)	(550)
Distributions paid on unvested restricted shares	—	(41)	(301)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	6,034	23,082	21,130
Income from discontinued operations	—	594	—
Less: Net income attributable to noncontrolling interests	—	(34)	—
Income from discontinued operations attributable to Whitestone REIT	—	560	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$6,034	$23,642	$21,130

Denominator:
Weighted average number of common shares - basic	42,244	40,184	39,274
Effect of dilutive securities:
Unvested restricted shares	746	1,278	1,338
Weighted average number of common shares - dilutive	42,990	41,462	40,612

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.14	$0.57	$0.54
Income from discontinued operations attributable to Whitestone REIT	0.00	0.02	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.14	$0.59	$0.54
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.14	$0.56	$0.52
Income from discontinued operations attributable to Whitestone REIT	0.00	0.01	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.14	$0.57	$0.52
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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2020	2019	2018
Ordinary income (unaudited)	59.9%	28.6%	39.1%
Return of capital (unaudited)	40.1%	19.4%	26.5%
Capital gain distributions (unaudited)	—%	52.0%	34.4
Total	100.0%	100.0%	100.0%

13.  RELATED PARTY TRANSACTIONS

The Contribution. Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 78.2% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of the Company, also serves as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 27.0% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, also serves as a Trustee of Pillarstone REIT. The Contribution is pursuant to the Company’s strategy of recycling capital by disposing of Non-Core Properties that do not fit the Company’s Community Centered Property® strategy and the terms of the Contribution Agreement, the OP Unit Purchase Agreement, the Tax Protection Agreement and the Contribution were determined through arm’s-length negotiations. The Contribution was unanimously approved and recommended by a special committee of independent Trustees of the Company. See Note 5 for additional disclosure on the Contribution.

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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Location of Revenue (Expense)	2020	2019	2018
Rent	Operating and maintenance	$(932)	$(813)	$(779)
Property management fee income	Management, transaction, and other fees	$598	$856	$1,008
Interest income	Interest, dividend and other investment income	$—	$171	$582

On December 8, 2016, we received a $15.4 million financed receivable from Pillarstone OP to provide the financing for the ordinary course of business transactions for Pillarstone OP. The financed receivable had a interest rate of 1.4%-1.95% plus Libor and a maturity date of December 31, 2019. The financed receivable was paid off on October 17, 2019.

14.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 400 million common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the years ended December 31, 2020 and 2019, we sold 170,942 and 1,612,389 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million and $21.2 million, respectively. In connection with such sales, we paid compensation of approximately $34,000 and $324,000, respectively, to the sales agents. In light of the significant decline in the price of our common shares since the outbreak of COVID-19, we do not currently anticipate selling shares under the 2019 equity distribution agreements until the price of our common shares increases significantly. However, if necessary, we could choose to issue shares at prevailing market prices if our liquidity position so requires.

On June 4, 2015, we entered into nine amended and restated equity distribution agreements (the “2015 equity distribution agreements”) for an at-the-market distribution program. Pursuant to the terms and conditions of the 2015 equity distribution agreements, we could issue and sell up to an aggregate of $50 million of our common shares pursuant to our Registration Statement on Form S-3 (File No. 333-203727), which expired on April 29, 2018. Actual sales depended on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We had no obligation to sell any of our common shares, and could at any time suspend offers under the 2015 equity distribution agreements or terminate the 2015 equity distribution agreements. For the years ended December 31, 2020, 2019 and 2018, we did not sell any common shares under the 2015 equity distribution agreements.

    Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2020, we owned a 98.2% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2020 and 2019, there were 43,043,251 and 42,279,849 OP units outstanding, respectively.  We owned 42,270,476 and 41,371,277 OP units as of December 31, 2020 and 2019, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 98.1%, 97.7% and 97.5% for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020 and 2019, 135,797 and 19,909 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
 Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

2019
Fourth Quarter	$0.2850	$11,580	$0.2850	$262	$11,842
Third Quarter	0.2850	11,430	0.2850	264	11,694
Second Quarter	0.2850	11,316	0.2850	265	11,581
First Quarter	0.2850	11,301	0.2850	264	11,565
Total	$1.1400	$45,627	$1.1400	$1,055	$46,682

On March 24, 2020 we announced that, in further pursuit of ensuring our financial flexibility, our board of trustees (the “Board”) determined to conserve additional liquidity by reducing our distribution in response to the COVID-19 pandemic. The distribution reduction has resulted in approximately $7.7 million of quarterly cash savings.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
15.  INCENTIVE SHARE PLAN

The Company’s 2008 Long-Term Equity Incentive Ownership Plan (as amended, the “2008 Plan”) expired in July
2018. At the Company’s annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-
Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired.

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

On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 267,783 performance-based restricted common share units under the 2008 Plan with market-based vesting conditions (the “TSR Units”) to certain of our employees. Vesting was contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit was 200% based on the Company’s ranking in the peer group (the “TSR Peer Group Ranking”). Continued employment was required through the vesting date. The grant date fair value for each TSR Unit of $12.37 was determined using the Monte Carlo simulation method and was recognized as share-based compensation expense ratably from the September 30, 2017 grant date to the end of the performance period, December 31, 2019. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. On January 1, 2020, the remaining unvested 247,978 TSR units that were granted on September 6, 2017 vested at 200% achievement into 495,956 common shares.

On March 16, 2018, the Compensation Committee approved the grant of an aggregate of 387,499 time-based restricted common share units under the 2008 Plan, which vest annually in three equal installments, and 4,300 performance-based restricted common share units to certain of our employees.

On December 1, 2018, the Compensation Committee approved the grant of an aggregate of 229,684 TSR Units under the 2018 Plan to certain of our employees. Vesting was contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit was 50% based on the Company’s TSR Peer Group Ranking. Continued employment was required through the vesting date. The grant date fair value for each TSR Unit of $14.89 was determined using the Monte Carlo simulation method and was recognized as share-based compensation expense ratably from the December 1, 2018 grant date to the end of the performance period, December 31, 2020. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. On January 1, 2021, the remaining unvested 208,210 TSR units that were granted on December 1, 2018 vested at 50% achievement into 104,105 common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2020	2,339,932	$11.52
Granted	1,108,014	5.76
Vested	(511,621)	10.88
Forfeited	(32,479)	10.80
Non-vested at December 31, 2020	2,903,846	$9.45
Available for grant at December 31, 2020	375,046

(1)    The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2020, 2019 and 2018 is presented below:

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352
Year Ended December 31, 2018	653,472	$11.07	(560,126)	$7,978

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2020, 2019 and 2018 was $6.1 million, $6.5 million and $6.8 million, respectively.

Based on our current financial projections, we expect 100% of the unvested awards, exclusive of 890,000 CIC Units, to vest over the next 31 months. As of December 31, 2020, there was approximately $3.8 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 25 months and approximately $4.6 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 31 months beginning on January 1, 2020.

We expect to record approximately $8.5 million in share-based compensation subsequent to the year ended December 31, 2020. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 23 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2020, the TSR Peer Group Ranking called for 50%, 0%, and 0% attainment of the TSR Units granted in 2018, 2019, and 2020, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

16. GRANTS TO TRUSTEES

On December 4, 2020, six independent trustees, including one independent trustee who served on the board until the 2020 annual meeting of shareholders and did not stand for re-election, and one trustee emeritus were granted a total of 29,587 common shares, which vest immediately and are prorated based on date appointed. The 29,587 common shares granted to our trustees had a grant fair value of $8.17 per share. On December 4, 2020, one of our independent trustees elected to receive a total of 3,427 common shares with a grant date fair value of $8.17 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2020 was determined using quoted prices available on the date of grant.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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
December 31, 2020

19.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020
Revenues	$30,584	$27,597	$29,900	$29,834
Net income	$1,647	$419	$914	$3,171
Net income attributable to Whitestone REIT	$1,612	$410	$900	$3,112
Basic Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.04	$0.01	$0.02	$0.07
Diluted Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.04	$0.01	$0.02	$0.07

2019
Revenues	$29,694	$29,578	$29,879	$30,100
Net income	$2,839	$3,404	$1,849	$16,136
Net income attributable to Whitestone REIT	$2,774	$3,327	$1,807	$15,776
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares(1)	$0.07	$0.06	$0.04	$0.39
Income from discontinued operations attributable to Whitestone REIT(1)	$0.00	$0.02	$0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.07	$0.08	$0.04	$0.39
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares(1)	$0.07	$0.06	$0.04	$0.38
Income from discontinued operations attributable to Whitestone REIT(1)	$0.00	$0.02	$0.00	(0.01)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.07	$0.08	$0.04	$0.37

(1)     The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

20. SUBSEQUENT EVENTS

On February 4, 2021, the Board of Trustees (the “Board”) of the Company, upon recommendation and approval of the Compensation Committee of the Board (the “Compensation Committee”), approved the following cash payments to its employees, including named executive officers, and an increase in the Company’s annual cash distribution. In taking these actions, the Board and the Compensation Committee considered the impact of the ongoing COVID-19 pandemic on the Company’s business and operations and the Company’s commitment to delivering long-term value to its shareholders.

Cash Bonuses Payable to Named Executive Officers

The Company’s annual incentive program (the “AIP”) provides an opportunity for employees to receive a short-term award based on the achievement of specified organization, operating and financial goals and objectives at the corporate level that are established by the Compensation Committee each year. In July 2020, the Compensation Committee established three targets for 2020 pursuant to the AIP to be based on achievement of specified levels of liquidity, occupancy and the ratio of the Company’s dividend to AFFO. The 2020 targets were intended to be challenging to achieve, even at the lowest level, because the Company has historically not paid out cash incentives and did not intend to do so in 2021 unless performance in 2020 was well-above expectation. The Company’s CEO and CFO have not received cash incentives pursuant to the AIP for the past nine years. Cash incentive opportunities of the named executive officers pursuant to the AIP were as follows, with potential to earn up to 200% of the target award depending on the level of achievement of the three 2020 targets.

NEO (Named Executive Officers)	AIP Cash Incentive Opportunity at “Target”
James C. Mastandrea	125% of annual base salary, or $750,000
David K. Holeman	100% of annual base salary, or $375,000
John J. Dee	50% of annual base salary, or $125,000
Bradford D. Johnson	80% of annual base salary, or $240,000
Christine J. Mastandrea	80% of annual base salary, or $240,000

Because the Company achieved each of the three 2020 targets at the highest level, each named executive officer was potentially eligible to receive his or her AIP cash incentive at 200% of the target amount. Historically, the Compensation Committee has refrained from exercising discretion to modify cash incentives payable pursuant to the AIP. However, the Compensation Committee and the Board considered that, among other things, despite the fact that the 2020 targets were established at the height of the COVID-19 pandemic and that the Company and executive officers had performed at an exceptional level in 2020, as a result of the impact of the pandemic the Compensation Committee and the Board exercised their discretion to reduce the cash incentives payable to named executive officers to target rather than 200% of target. The Company will pay an aggregate of $1.73 million in cash incentives to the named executive officers in 2021 pursuant to the AIP.

The Compensation Committee and the Board also amended the employment agreements for Messrs. Mastandrea and Holeman and the change in control agreements for Mrs. Mastandrea and Messrs. Dee and Johnson in order to clarify that this reduction in 2020 cash incentive payouts will be disregarded in connection with any severance or change in control and approved retention payments for the named executive officers to be paid on March 15, 2025, subject to the named executive officers remaining employed by the Company through December 31, 2024 (with exceptions for terminations by the Company without cause, by the named executive officers for good reason or due to death or disability). The amounts of such retention payments for Messrs. Mastandrea, Holeman, Dee and Johnson and Mrs. Mastandrea are $750,000, $375,000, $125,000, $240,000 and $240,000, respectively.

Cash Bonuses Payable to Non-Named Executive Officer Employees

The Board approved additional cash bonuses payable to the Company’s non-named executive officer employees of up to $300,000 in the aggregate for their contributions during 2020.

Quarterly Dividend

The Board increased the Company’s quarterly cash distribution by $0.0025, or 2.4%, to $0.1075 per common share and OP unit for the first quarter of 2021, payable in monthly installments of $0.035833 beginning with the previously announced cash distribution payment in March 2021. Going forward, the Board will continue to evaluate dividend declarations each quarter.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2020

	(in thousands)
	Balance at		Deductions	Balance at
	Beginning		from	End of
Description	of Year	Charges(1)	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2020	$11,173	$5,649	$(396)	$16,426
Year ended December 31, 2019	9,746	1,484	(57)	11,173
Year ended December 31, 2018	8,608	1,391	(253)	9,746

(1) For the years ended December 31, 2020 and 2019, charges were reductions to revenue. For the year ended December 31, 2018, charges were additions to costs and expense.

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$357	$—	$5,126	$4,443	$9,569
Anthem Marketplace	4,790	17,973	1,771	—	4,790	19,744	24,534
Anthem Marketplace Phase II	204	—	502	—	204	502	706
Bissonnet Beltway	415	1,947	529	—	415	2,476	2,891
BLVD Place	63,893	90,942	2,091	—	63,893	93,033	156,926
The Citadel	472	1,777	3,081	—	472	4,858	5,330
City View Village	2,044	4,149	108	—	2,044	4,257	6,301
Davenport Village	11,367	34,101	1,367	—	11,367	35,468	46,835
Desert Canyon	1,976	1,704	922	—	1,976	2,626	4,602
Eldorado Plaza	16,551	30,746	444	—	16,551	31,190	47,741
Fountain Hills Plaza	5,113	15,340	378	—	5,113	15,718	20,831
Fountain Square	5,573	9,828	2,662	—	5,573	12,490	18,063
Fulton Ranch Towne Center	7,604	22,612	2,636	—	7,604	25,248	32,852
Gilbert Tuscany Village	1,767	3,233	1,622	—	1,767	4,855	6,622
Gilbert Tuscany Village Hard Corner	856	794	169	—	856	963	1,819
Heritage Trace Plaza	6,209	13,821	905	—	6,209	14,726	20,935
Headquarters Village	7,171	18,439	1,670	—	7,171	20,109	27,280
Keller Place	5,977	7,577	873	—	5,977	8,450	14,427
Kempwood Plaza	733	1,798	2,295	—	733	4,093	4,826
La Mirada	12,853	24,464	1,320	—	12,853	25,784	38,637
Las Colinas Village	16,706	18,098	192	—	16,706	18,290	34,996
Lion Square	1,546	4,289	4,600	—	1,546	8,889	10,435
The Marketplace at Central	1,305	5,324	1,442	—	1,305	6,766	8,071
Market Street at DC Ranch	9,710	26,779	8,684	—	9,710	35,463	45,173
Mercado at Scottsdale Ranch	8,728	12,560	1,666	—	8,728	14,226	22,954
Paradise Plaza	6,155	10,221	1,360	—	6,155	11,581	17,736
Parkside Village North	3,877	8,629	192	—	3,877	8,821	12,698
Parkside Village South	5,562	27,154	520	—	5,562	27,674	33,236
Pima Norte	1,086	7,162	2,835	—	1,086	9,997	11,083
Pinnacle of Scottsdale	6,648	22,466	1,838	—	6,648	24,304	30,952
Pinnacle of Scottsdale Phase II	883	4,659	2,719	—	883	7,378	8,261
The Promenade at Fulton Ranch	5,198	13,367	671	—	5,198	14,038	19,236
Providence	918	3,675	2,710	—	918	6,385	7,303
Quinlan Crossing	9,561	28,683	904	—	9,561	29,587	39,148
Seville	6,913	25,518	976	—	6,913	26,494	33,407
Shaver	184	633	140	—	184	773	957
Shops at Pecos Ranch	3,781	15,123	680	—	3,781	15,803	19,584
Shops at Starwood	4,093	11,487	774	—	4,093	12,261	16,354
Shops at Starwood Phase III	1,818	7,069	3,516	—	1,818	10,585	12,403
The Shops at Williams Trace	5,920	14,297	1,011	—	5,920	15,308	21,228
South Richey	778	2,584	2,113	—	778	4,697	5,475
Spoerlein Commons	2,340	7,296	1,022	—	2,340	8,318	10,658
The Strand at Huebner Oaks	5,805	12,335	844	—	5,805	13,179	18,984
SugarPark Plaza	1,781	7,125	1,344	—	1,781	8,469	10,250
Sunridge	276	1,186	562	—	276	1,748	2,024
Sunset at Pinnacle Peak	3,610	2,734	758	—	3,610	3,492	7,102
Terravita Marketplace	7,171	9,392	906	—	7,171	10,298	17,469
Town Park	850	2,911	443	—	850	3,354	4,204
Village Square at Dana Park	10,877	40,250	4,360	—	10,877	44,610	55,487

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Westchase	423	1,751	3,356	—	423	5,107	5,530
Williams Trace Plaza	6,800	14,003	1,651	—	6,800	15,654	22,454
Windsor Park	2,621	10,482	8,664	—	2,621	19,146	21,767
Woodlake Plaza	1,107	4,426	3,393	—	1,107	7,819	8,926
Total Whitestone Properties	$305,725	$688,999	$92,548	$—	$305,725	$781,547	$1,087,272

Land Held for Development:
BLVD Place Phase II-B	10,500	—	14	2,692	10,500	2,706	13,206
Dana Park Development	4,000	—	26	—	4,000	26	4,026
Eldorado Plaza Development	911	—	30	—	911	30	941
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Total - Land Held for Development	$16,392	$—	$70	$2,692	$16,392	$2,762	$19,154

Grand Totals - Whitestone Properties	$322,117	$688,999	$92,618	$2,692	$322,117	$784,309	$1,106,426

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Whitestone Properties:
Ahwatukee Plaza		$1,062		8/16/2011	5-39 years
Anthem Marketplace	(3)	3,749		6/28/2013	5-39 years
Anthem Marketplace Phase II		77	3/1/2019		5-39 years
Bissonnet Beltway		2,055		1/1/1999	5-39 years
BLVD Place	(4)	8,857		5/26/2017	5-39 years
The Citadel		2,335		9/28/2010	5-39 years
City View Village		658		3/31/2015	5-39 years
Davenport Village		5,589		5/27/2015	5-39 years
Desert Canyon		950		4/13/2011	5-39 years
Eldorado Plaza		2,937		5/3/2017	5-39 years
Fountain Hills Plaza		2,999		10/7/2013	5-39 years
Fountain Square		3,246		9/21/2012	5-39 years
Fulton Ranch Towne Center		3,993		11/5/2014	5-39 years
Gilbert Tuscany Village		2,001		6/28/2011	5-39 years
Gilbert Tuscany Village Hard Corner		182		8/28/2015	5-39 years
Heritage Trace Plaza		2,615		7/1/2014	5-39 years
Headquarters Village	(5)	4,336		3/28/2013	5-39 years
Keller Place		1,300		8/26/2015	5-39 years
Kempwood Plaza		2,034		2/2/1999	5-39 years
La Mirada		3,061		9/30/2016	5-39 years
Las Colinas Village		507		12/6/2019	5-39 years
Lion Square		5,686		1/1/2000	5-39 years
The Marketplace at Central		2,221		11/1/2010	5-39 years
Market Street at DC Ranch		8,685		12/5/2013	5-39 years
Mercado at Scottsdale Ranch		3,083		6/19/2013	5-39 years
Paradise Plaza		2,931		8/8/2012	5-39 years
Parkside Village North		1,312		7/2/2015	5-39 years
Parkside Village South		3,956		7/2/2015	5-39 years
Pima Norte		3,508		10/4/2007	5-39 years
Pinnacle of Scottsdale	(6)	6,105		12/22/2011	5-39 years
Pinnacle of Scottsdale Phase II		1,329	3/31/2017		5-39 years
The Promenade at Fulton Ranch		2,391		11/5/2014	5-39 years
Providence		2,858		3/30/2001	5-39 years
Quinlan Crossing		4,231		8/26/2015	5-39 years
Seville		2,961		9/30/2016	5-39 years
Shaver		424		12/17/1999	5-39 years
Shops at Pecos Ranch	(7)	3,427		12/28/2012	5-39 years
Shops at Starwood	(8)	2,917		12/28/2011	5-39 years
Shops at Starwood Phase III		1,589	12/31/2016		5-39 years
The Shops at Williams Trace		2,541		12/24/2014	5-39 years
South Richey		2,827		8/25/1999	5-39 years
Spoerlein Commons		2,663		1/16/2009	5-39 years
The Strand at Huebner Oaks		2,243		9/19/2014	5-39 years
SugarPark Plaza		3,525		9/8/2004	5-39 years
Sunridge		979		1/1/2002	5-39 years
Sunset at Pinnacle Peak		1,030		5/29/2012	5-39 years
Terravita Marketplace		2,673		8/8/2011	5-39 years
Town Park		2,360		1/1/1999	5-39 years
Village Square at Dana Park	(9)	10,125		9/21/2012	5-39 years
Westchase		2,578		1/1/2002	5-39 years

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Williams Trace Plaza		2,396		12/24/2014	5-39 years
Windsor Park		10,241		12/16/2003	5-39 years
Woodlake Plaza		3,374		3/14/2005	5-39 years
		$163,712

Land Held for Development:
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Totals - Whitestone Properties		$163,712

(1)     Reconciliations of total real estate carrying value for the three years ended December 31, follows (in thousands):

	2020	2019	2018
Balance at beginning of period	$1,099,955	$1,052,238	$1,149,454
Cumulative effect of accounting change for adoption of ASU 2017-05.	—	—	(95,146)
Additions during the period:
Acquisitions	—	34,804	—
Improvements	7,613	13,474	11,638
	7,613	48,278	(83,508)
Deductions - cost of real estate sold or retired	(1,142)	(561)	(13,708)
Balance at close of period	$1,106,426	$1,099,955	$1,052,238

(2)    The aggregate cost of real estate for federal income tax purposes is $1.1 billion.
(3)    This property secures a $15.1 million mortgage note.
(4)    This property secures a $80.0 million mortgage note.
(5)    This property secures a $19.0 million mortgage note.
(6)    This property secures a $20.2 million mortgage note.
(7)    This property secures a $14.0 million mortgage note.
(8)    This property secures a $14.3 million mortgage note.
(9)    A portions of this property secures a $2.6 million mortgage note.