Form 10-Q
period 2021-03-31
Whitestone REIT
filed 2021-05-07
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 42,777,693 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,107,895	$1,106,426
Accumulated depreciation	(170,286)	(163,712)
Total real estate assets	937,609	942,714
Investment in real estate partnership	34,068	33,979
Cash and cash equivalents	22,820	25,777
Restricted cash	106	179
Escrows and acquisition deposits	6,923	9,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	23,309	23,009
Receivable due from related party	731	335
Unamortized lease commissions, legal fees and loan costs	7,951	7,686
Prepaid expenses and other assets(1)	3,127	2,049
Total assets	$1,036,644	$1,045,002

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$645,230	$644,185
Accounts payable and accrued expenses(2)	41,163	50,918
Payable due to related party	160	125
Tenants' security deposits	7,059	6,916
Dividends and distributions payable	4,660	4,532
Total liabilities	698,272	706,676
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 42,579,059 and 42,391,316 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	43	42
Additional paid-in capital	563,338	562,250
Accumulated deficit	(219,016)	(215,809)
Accumulated other comprehensive loss	(12,220)	(14,400)
Total Whitestone REIT shareholders' equity	332,145	332,083
Noncontrolling interest in subsidiary	6,227	6,243
Total equity	338,372	338,326
Total liabilities and equity	$1,036,644	$1,045,002

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31, 2021	December 31, 2020
(unaudited)

(1) Operating lease right of use assets (net)	$548	$592

(2) Operating lease liabilities	$558	$603

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental(1)	$28,695	$30,196
Management, transaction, and other fees	350	388
Total revenues	29,045	30,584

Operating expenses
Depreciation and amortization	7,013	6,971
Operating and maintenance	4,839	5,597
Real estate taxes	4,038	4,536
General and administrative	5,634	5,100
Total operating expenses	21,524	22,204

Other expenses (income)
Interest expense	6,132	6,693
(Gain) loss on sale or disposal of assets, net	(1)	207
Interest, dividend and other investment income	(49)	(62)
Total other expense	6,082	6,838

Income before equity investment in real estate partnership and income tax	1,439	1,542

Equity in earnings of real estate partnership	89	192
Provision for income tax	(87)	(87)
Net income	1,441	1,647

Less: Net income attributable to noncontrolling interests	26	35

Net income attributable to Whitestone REIT	$1,415	$1,612

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.03	$0.04
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.03	$0.04

Weighted average number of common shares outstanding:
Basic	42,495	42,048
Diluted	43,331	43,009

Consolidated Statements of Comprehensive Income (Loss)

Net income	$1,441	$1,647

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	2,221	(10,952)

Comprehensive income (loss)	3,662	(9,305)

Less: Net income attributable to noncontrolling interests	26	35
Less: Comprehensive income (loss) attributable to noncontrolling interests	41	(231)

Comprehensive income (loss) attributable to Whitestone REIT	$3,595	$(9,109)

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

Three Months Ended March 31,
2021	2020

(1) Rental
Rental revenues	$21,626	$22,077
Recoveries	7,598	8,963
Bad debt	(529)	(844)
Total rental	$28,695	$30,196

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2020	42,391	$42	$562,250	$(215,809)	$(14,400)	$332,083	773	$6,243	$338,326
Exchange of noncontrolling interest OP units for common shares	—	—	—	—	—	—	—	—	—
Issuance of common shares - ATM Program, net of offering costs	—	—	—	—	—	—	—	—	—
Exchange offer costs	—	—	—	—	—	—	—	—	—
Issuance of shares under dividend reinvestment plan	2	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	(37)	—	(324)	—	—	(324)	—	—	(324)
Share-based compensation	223	1	1,397	—	—	1,398	—	—	1,398
Distributions - $0.1075 per common share / OP unit	—	—	—	(4,622)	—	(4,622)	—	(83)	(4,705)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	2,180	2,180	—	41	2,221
Net income	—	—	—	1,415	—	1,415	—	26	1,441
Balance, March 31, 2021	42,579	$43	$563,338	$(219,016)	$(12,220)	$332,145	773	$6,227	$338,372

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,441	$1,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,013	6,971
Amortization of deferred loan costs	274	282
(Gain) loss on sale or disposal of assets and loan forgiveness, net	(1)	207
Bad debt	529	844
Share-based compensation	1,398	1,248
Equity in earnings of real estate partnership	(89)	(192)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,352	2,068
Accrued rents and accounts receivable	(829)	(886)
Receivable due from related party	(396)	(419)
Unamortized lease commissions, legal fees and loan costs	(844)	(423)
Prepaid expenses and other assets	611	(10,154)
Accounts payable and accrued expenses	(7,534)	3,737
Payable due to related party	35	144
Tenants' security deposits	143	139
Net cash provided by operating activities	4,103	5,213
Cash flows from investing activities:
Additions to real estate	(1,528)	(1,593)
Net cash used in investing activities	(1,528)	(1,593)
Cash flows from financing activities:
Distributions paid to common shareholders	(4,480)	(11,928)
Distributions paid to OP unit holders	(82)	(258)
Proceeds from issuance of common shares, net of offering costs	—	2,241
Payments of exchange offer costs	—	(32)
Net proceeds from credit facility	—	30,000
Repayments of notes payable	(719)	(777)
Repurchase of common shares	(324)	(1,630)
Net cash provided by (used in) financing activities	(5,605)	17,616
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,030)	21,236
Cash, cash equivalents and restricted cash at beginning of period	25,956	15,643
Cash, cash equivalents and restricted cash at end of period (1)	$22,926	$36,879
(1)     For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,936	$6,461
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$3	$24
Financed insurance premiums	$1,712	$1,431
Value of shares issued under dividend reinvestment plan	$15	$42
Value of common shares exchanged for OP units	$—	$44
Change in fair value of cash flow hedge	$2,221	$(10,952)

	March 31,
	2021	2020
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$22,820	$36,774
Restricted cash	106	105
Total cash, cash equivalents and restricted cash	$22,926	$36,879

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended March 31, 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2021 and December 31, 2020, and the results of operations for the three month periods ended March 31, 2021 and 2020, the consolidated statements of changes in equity for the three months periods ended March 31, 2021 and 2020 and cash flows for the three month periods ended March 31, 2021 and 2020.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2021 and December 31, 2020, Whitestone wholly-owned 58 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of March 31, 2021, these properties consist of:

Consolidated Operating Portfolio

•52 wholly-owned properties that meet our Community Centered Properties® strategy;

Redevelopment, New Acquisitions Portfolio

•one wholly-owned property, Las Colinas Village, that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $34.4 million, and is classified as part of our new acquisition portfolio. Acquired properties are categorized in the new acquisition portfolio until the earlier of attainment of 90% occupancy or 18 months of ownership; and

•five parcels of land held for future development.

As of March 31, 2021, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

We anticipate that the global health crisis caused by a novel strain of coronavirus (“COVID-19”) and the related responses intended to control its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. As part of the initial responses to the virus, many governmental authorities

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas and Arizona, where all but one of our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Quarterly Report on Form 10-Q, service businesses are permitted to be open with limited occupancy in Texas and Arizona, the timing and ultimate impact of any steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise occupy their space. Though COVID-19 vaccines have become available in the U.S. there remain uncertainties as to the logistics of distribution and the overall efficacy of the vaccine program, and there can be no assurances regarding the timing for when vaccines or other therapies will be widely available and effective and the related impact on the economic recovery. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, possible resurgences of COVID-19 cases in future periods and how quickly and to what extent normal economic and operating conditions can resume.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants. The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. The response team is in ongoing communication with the Company’s tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under additional stimulus bills that may be adopted by the U.S. government. To date, the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. The Company is evaluating each tenant rent relief request on a case-by-case basis, considering a number of factors. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 94.8% of contractual base rent and common area maintenance reimbursables billed for the first quarter.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2021 and December 31, 2020, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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
March 31, 2021
(Unaudited)
In these financial statements, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the grant date fair value of common share units included in share-based compensation expense, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps and the estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, the impact on our tenants’ businesses and financial condition, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of March 31, 2021, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2021, approximately $102,000 and $79,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2020, approximately $122,000 and $80,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1,468,000 and

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
$1,326,000 in share-based compensation for the three months ended March 31, 2021 and 2020, respectively. We recognize forfeitures as they occur.

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

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2021 and December 31, 2020, we had an allowance for uncollectible accounts of $16.8 million and $16.4 million, respectively. During the three months ending March 31, 2021 and 2020, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of $0.5 million and $0.8 million, respectively. The three months ended March 31, 2021 included 67 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.5 million and $0.1 million and, respectively, and the three months ended March 31, 2020 included 40 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.4 and $0.5, respectively.

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

See our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion on significant accounting policies.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2021 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2021 (remaining)	$62,239
2022	74,566
2023	63,407
2024	50,751
2025	36,126
Thereafter	107,470
Total	$394,559

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to three years.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	March 31, 2021
2021 (remaining)	$342
2022	106
2023	61
2024	39
2025	29
Total undiscounted rental payments	577
Less imputed interest	19
Total lease liabilities	$558

For the three months ended March 31, 2021 and 2020, the total lease costs were $257,000 and $303,000, respectively. The weighted average remaining lease term for our operating leases was 2.1 years at March 31, 2021. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at March 31, 2021.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2021	December 31, 2020

Tenant receivables	$22,900	$22,956
Accrued rents and other recoveries	16,944	16,348
Allowance for doubtful accounts	(16,792)	(16,426)
Other receivables	257	131
Total	$23,309	$23,009

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2021	December 31, 2020

Leasing commissions	$11,179	$10,380
Deferred legal cost	373	373
Deferred financing cost	3,898	3,898
Total cost	15,450	14,651
Less: leasing commissions accumulated amortization	(5,330)	(5,029)
Less: deferred legal cost accumulated amortization	(227)	(216)
Less: deferred financing cost accumulated amortization	(1,942)	(1,720)
Total cost, net of accumulated amortization	$7,951	$7,686

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of March 31, 2021.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		March 31, 2021	December 31, 2020
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,068	$33,979
Total real estate partnership(2)		$34,068	$33,979

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing eight property interests and 926,798 square feet of GLA, as of March 31, 2021 and December 31, 2020.

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2021	2020

Pillarstone OP	$89	$192

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	March 31, 2021	December 31, 2020

Assets:
Real estate, net	$48,880	$49,113
Other assets	6,948	7,657
Total assets	55,828	56,770
Liabilities and equity:
Notes payable	15,117	15,185
Other liabilities	2,524	3,533
Equity	38,187	38,052
Total liabilities and equity	55,828	56,770
Company’s share of equity	31,102	30,992
Cost of investment in excess of the Company’s share of underlying net book value	2,966	2,987
Carrying value of investment in real estate partnership	$34,068	$33,979

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$2,190	$2,585
Operating expenses	(1,707)	(1,900)
Other expenses	(348)	(418)
Net income	$135	$267

The amortization of the basis difference between the cost of investment and the Company's share of underling net book value for both of the three months periods ended March 31, 2021 and 2020 is $27,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended March 31, 2021 and 2020, the amortization of the guarantee liability was $10,000.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2021	December 31, 2020
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,604	18,687
$20.2 million 4.28% Note, due June 6, 2023	18,117	18,222
$14.0 million 4.34% Note, due September 11, 2024	13,171	13,236
$14.3 million 4.34% Note, due September 11, 2024	13,953	14,014
$15.1 million 4.99% Note, due January 6, 2024	14,100	14,165
$2.6 million 5.46% Note, due October 1, 2023	2,326	2,339
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 3.25% Note, due December 28, 2021	1,386	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	119,500	119,500
Total notes payable principal	646,157	645,163
Less deferred financing costs, net of accumulated amortization	(927)	(978)
Total notes payable	$645,230	$644,185

(1)    Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The PPP Loan was set to mature on May 6, 2022 (the “Maturity Date”), and accrued interest at 1.00% per annum and could be prepaid in whole or in part without penalty. Principal and interest were payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the Maturity Date. Pursuant to the CARES Act, the Company applied for and was granted forgiveness for all of the PPP Loan. Forgiveness was determined by the U.S. Small Business Administration based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intended to and used all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were eligible for forgiveness, subject to the provisions of the CARES Act. Based on the guidance in FASB ASC 405-20, “Liabilities - Extinguishment of Liabilities,” the PPP loan remains a liability until either (1) it is wholly or partially forgiven and we have been legally released, or (2) it is paid off. Since the loan was partially or wholly forgiven and legal release was received, the liability was reduced by the amount forgiven and a gain on extinguishment was recognized. The Company recognized a $1,734,000 gain for the PPP Loan forgiveness during the year ended December 30, 2020 based on the legal release from the U.S. Small Business Administration.

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
March 31, 2021
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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of March 31, 2021, the interest rate on the 2019 Revolver was 1.76%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver, which we subsequently paid down in the fourth quarter of 2020. As of March 31, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $15.9 million remaining availability under the 2019 Revolver. As of March 31, 2021, $384.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions,

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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
March 31, 2021
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

As of March 31, 2021, our $160.3 million in secured debt was collateralized by seven properties with a carrying value of $249.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2021, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2021 were as follows (in thousands):

Year	Amount Due
2021 (remaining)	$2,822
2022	101,684
2023	147,363
2024	228,574
2025	17,143
Thereafter	148,571
Total	$646,157

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

March 31, 2021
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(12,442)

December 31, 2020
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(14,663)

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $115 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $22.7 million of the swap to U.S. Bank, National Association, $20.5 million of the swap to Regions Bank, $27.9 million of the swap to SunTrust Bank, and $10.5 million of the swap to Associated Bank. See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap began on November 9, 2020 and matured on February 8, 2021. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss).

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

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the 2018 Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 7 (Debt) for additional information regarding the 2018 Facility. The swap began on December 7, 2015 and matured on January 29, 2021. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss).

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended March 31, 2021	$2,221	Interest expense	$(1,276)
Three Months Ended March 31, 2020	$(10,952)	Interest expense	$(151)

(1)    There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2021 and 2020.

9.  EARNINGS PER SHARE

Basic earnings per share for our common shareholders is calculated by dividing net income excluding the net income attributable to unvested restricted common shares and the net income attributable to noncontrolling interests, by our weighted average common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net income attributable to unvested restricted common shares and the net income attributable to noncontrolling interests, by the weighted average number of common shares including any dilutive unvested restricted common shares.

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2021 and 2020, 772,775 and 904,550 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income	$1,441	$1,647
Less: Net income attributable to noncontrolling interests	(26)	(35)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,415	$1,612

Denominator:
Weighted average number of common shares - basic	42,495	42,048
Effect of dilutive securities:
Unvested restricted shares	836	961
Weighted average number of common shares - dilutive	43,331	43,009

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.03	$0.04
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.03	$0.04

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2021 and 2020, we recognized approximately $88,000 and $87,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the three months ended March 31, 2021, we did not sell shares under the 2019 equity distribution agreements. For the three months ended March 31, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2021, we owned a 98.2% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2021 and December 31, 2020, there were 43,230,994 and 43,043,251 OP units outstanding, respectively.  We owned 42,458,219 and 42,270,476 OP units as of March 31, 2021 and December 31, 2020, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.2% and 97.9% for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, 0 and 5,228 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2020 and the three months ended March 31, 2021 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2021
First Quarter	$0.1058	$4,480	$0.1058	$82	$4,562
Total	$0.1058	$4,480	$0.1058	$82	$4,562

2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.

Shareholders' Rights Plan

On May 14, 2020, the Board authorized a dividend of one preferred share purchase right (a “Right”) for each outstanding common share payable on May 26, 2020 (the “Record Date”), to the holders of record of common shares as of 5:00 P.M., New York City time, on the Record Date. In connection with the Rights, the Company and American Stock Transfer & Trust Company, LLC, as rights agent, entered into a Rights Agreement, dated as of May 14, 2020 (the “Rights Agreement”). Each Right entitles the registered holder to purchase from the Company one one-thousandth (a “Unit”) of a Series A Preferred Share, par value $0.001 per share (each a “Preferred Share”), of the Company at a purchase price of $30.00 per Unit, subject to adjustment as described in the Rights Agreement. If a person or group of affiliated or associated persons acquires beneficial ownership of 5% or more of our outstanding common shares (20% or more in the case of a passive institutional investor), subject to certain exceptions described in the Rights Agreement, each Right would entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis. Pursuant to the Rights Agreement, the Rights were scheduled to expire on the earliest of (i) the close of business on May 13, 2021, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Board, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement. On April 21, 2021, the Company entered into the First Amendment to Rights Agreement (the “First Amendment to Rights Agreement”) with American Stock Transfer and Trust, LLC, as rights agent, solely to extend the expiration date of the Rights under the Rights Agreement from the close of business on May 13, 2021 to the close of business on May 13, 2022, unless earlier exercised, exchanged, amended, redeemed, or terminated, as described above. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement, as amended by the First Amendment to Rights Agreement.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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

On December 1, 2018, the Compensation Committee approved the grant of an aggregate of 229,684 performance-based restricted common share units with market-based vesting conditions (“TSR Units”) under the 2018 Plan to certain of our employees. Vesting is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $14.89 was determined using the Monte Carlo simulation method and was recognized as share-based compensation expense ratably from the December 1, 2018 grant date to the end of the performance period, December 31, 2020. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. On January 1, 2021, the remaining unvested 208,210 TSR Units that were granted on December 1, 2018 vested at a 50% achievement into 104,105 common shares.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	2,903,846	$9.45
Granted	2,490	10.04
Vested	(326,916)	12.66
Forfeited	(23,192)	7.29
Non-vested at March 31, 2021	2,556,228	9.06
Available for grant at March 31, 2021	754,935

A summary of our non-vested and vested shares activity for the three months ended March 31, 2021 and years ended December 31, 2020 and 2019 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2021	2,490	$10.04	(326,916)	$4,139
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352

Total compensation recognized in earnings for share-based payments was $1,468,000 and $1,326,000 for the three months ended March 31, 2021 and 2020, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 890,000 CIC Units, to vest over the next 28 months. As of March 31, 2021, there was approximately $3.2 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 22 months, and approximately $3.7 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 28 months beginning on October 1, 2020.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

We expect to record approximately $5.0 million in non-cash share-based compensation expense in 2021 and $3.4 million subsequent to 2021. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 21 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. The TSR Units issued in 2017 and 2018 vested at 200% and 50% attainment, respectively, based on the TSR Peer Group Ranking, and, as of March 31, 2021, the TSR Peer Group Ranking called for attainment of 0% for the shares issued in 2019 and 2020. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

13. GRANTS TO TRUSTEES

On December 4, 2020, six independent trustees, including one independent trustee who served on the board until the 2020 annual meeting of shareholders and did not stand for re-election, and one trustee emeritus were granted a total of 29,587 common shares, which vested immediately and are prorated based on date appointed. The 29,587 common shares granted to our trustees had a grant fair value of $8.17 per share. On December 4, 2020, one of our independent trustees elected to receive a total of 3,427 common shares with a grant date fair value of $8.17 in lieu of cash for board fees. The fair value of the shares granted during the year ended December 31, 2020 was determined using quoted prices available on the date of grant.

14. SEGMENT INFORMATION

Historically, our management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

15. REAL ESTATE

Not applicable.

16.  RELATED PARTY TRANSACTIONS

The Contribution. Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 66.7% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of the Company, also serves as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 20.0% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, also serves as a Trustee of Pillarstone REIT. The Contribution is pursuant to the Company’s strategy of recycling capital by disposing of Non-Core Properties that do not fit the Company’s Community Centered Property® strategy and the terms of the Contribution Agreement, the OP Unit Purchase Agreement, the Tax Protection Agreement and the Contribution were determined through arm’s-length negotiations. The Contribution was unanimously approved and recommended by a special committee of independent Trustees of the Company.

Pillarstone OP. The Company accounts for its investment in Pillarstone OP under the equity method.

During the ordinary course of business, we have transactions with Pillarstone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2021	2020
Rent	Operating and maintenance	$(218)	$(264)
Property management fee income	Management, transaction, and other fees	$140	$156

17.  COMMITMENTS AND CONTINGENCIES

On December 12, 2017, a property owner that owns a land parcel adjacent to a Whitestone property filed suit against Whitestone Pinnacle of Scottsdale - Phase II, LLC (“Whitestone Pinnacle”), a wholly-owned subsidiary of the Operating Partnership, alleging breach of contract and resulting in the delay of the construction of their assisted living facility. The claimant seeks approximately $2.3 million in restitution from Whitestone Pinnacle. The Company intends to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

18.  SUBSEQUENT EVENTS

On April 21, 2021, the Company entered into the First Amendment to Rights Agreement, solely to extend the expiration date of the Rights under the Rights Agreement from the close of business on May 13, 2021 to the close of business on May 13, 2022, unless earlier exercised, exchanged, amended, redeemed, or terminated. See Note 11 (Equity) for additional information.

Management has evaluated subsequent events through May 7, 2021, the date the consolidated financial statements were available to be issued, and has determined that there are no additional subsequent events to be reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

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

As of March 31, 2021, we wholly-owned 58 commercial properties consisting of:

Consolidated Operating Portfolio

•52 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $883.9 million;

Redevelopment, New Acquisitions Portfolio

•one wholly-owned property, Las Colinas Village, that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $34.4 million, and is classified as part of our new acquisition portfolio. Acquired properties are categorized in the new acquisition portfolio until the earlier of attainment of 90% occupancy or 18 months of ownership; and

•five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $19.3 million.

As of March 31, 2021, we had an aggregate of 1,403 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.8% of our annualized rental revenues for the three months ended March 31, 2021.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 94 new and renewal leases during the three months ended March 31, 2021, totaling 225,225 square feet and approximately $30.8 million in total lease value.  This compares to 80 new and renewal leases totaling 221,139 square feet and approximately $22.0 million in total lease value during the same period in 2020.

We employed 90 full-time employees as of March 31, 2021.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of March 31, 2021, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Impact of COVID-19

The following discussion is intended to provide our shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of May 7, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition, and that of our tenants, for future periods.

We anticipate that the ongoing global health crisis caused by COVID-19 and the related responses intended to control its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. Any such impacts may be material in nature. As part of the initial responses to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas and Arizona, where all but one of our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Quarterly Report on Form 10-Q, service businesses are permitted to be open with limited occupancy in Texas and Arizona, the timing and ultimate impact of any steps to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19 in Texas and/or Arizona, any of which may materially and adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. Though COVID-19 vaccines have become available in the U.S., there remain uncertainties as to the logistics of distribution and the overall efficacy of the vaccine program, and there can be no assurances regarding the timing for when vaccines or other therapies will be widely available and effective and the related impact on the economic recovery. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, possible resurgences of COVID-19 cases in future periods and how quickly and to what extent normal economic and operating conditions can resume.

Our portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report on Form 10-Q, all of our properties are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates.
•Included in our adjustments to rental revenue for the three months ending March 31, 2021, was a bad debt adjustment of $0.5 million and a straight-line rent reserve adjustment of $0.1 million related to credit loss for the conversion of 67 tenants to cash basis revenue as a result of COVID-19 collectability analysis.
•As of the date of this Quarterly Report on Form 10-Q, we have received payments of approximately 94.8% of contractual base rent and common area maintenance reimbursables billed for the first quarter. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of March 31, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $15.9 million of remaining availability under our revolving credit facility. We have cash, cash equivalents and restricted cash of approximately $22.9 million as of March 31, 2021.
•Our board of trustees has reduced our quarterly dividend from $0.2850 per share in the first quarter of 2020 to $0.1075 per common share and OP unit for the second quarter of 2021. The board of trustees will regularly reassess the dividend level.
•We have implemented expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.
•We adapted our operations to protect employees and minimize travel through use of virtual meeting technology.

We believe these steps have been effective to date and will continue to monitor pandemic-related impacts on our business and implement additional measures as needed.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $29.0 million and $30.6 million for the three months ended March 31, 2021 and 2020, respectively.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. However, as of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 94.8% of contractual base rent and common area maintenance reimbursables billed for the first quarter. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on an individual basis. In addition, included in our adjustments to rental revenue for the three months ending March 31, 2021, was a bad debt adjustment of $0.5 million and a straight-line rent reserve adjustment of $0.1 million related to credit loss for the conversion of 67 tenants to cash basis revenue as a result of COVID-19 collectability analysis. We are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2021, approximately 24% of our GLA was subject to leases that expire prior to December 31, 2022.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 83% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Acquisitions

We seek to grow our GLA through the acquisition of additional properties, and we are carefully evaluating development and redevelopment activities on a case-by-case basis. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline.

Property Acquisitions, Dispositions and Development

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy.  We may acquire properties in other high-growth cities in the future.

Leasing Activity

As of March 31, 2021, we owned 58 properties with 4,953,571 square feet of GLA and our occupancy rate for all properties was approximately 89% and 90% occupied as of March 31, 2021 and 2020, respectively. The following is a summary of the Company’s leasing activity for the three months ended March 31, 2021:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	46	103,931	4.7	$1.92	$21.17	$21.29	9.6%
New Leases	26	56,578	6.7	17.72	23.87	26.52	5.3%
Total	72	160,509	5.4	$7.49	$22.12	$23.14	7.8%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	2	4,301	3.5	$0.63	$23.11
New Leases	20	60,415	6.6	13.73	19.52
Total	22	64,716	6.4	$12.86	$19.76

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

Capital Expenditures

The following is a summary of the Company's capital expenditures for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Capital expenditures:
Tenant improvements and allowances	$475	$688
Developments / redevelopments	452	187
Leasing commissions and costs	799	376
Maintenance capital expenditures	601	718
Total capital expenditures	$2,327	$1,969

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the three months ended March 31, 2021.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The comparability of our results of operations for the three months ended March 31, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a summary comparison of our results of operations and other metrics for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2021	2020
Number of properties owned and operated	58	58
Aggregate GLA (sq. ft.)(1)	4,848,652	4,848,652
Ending occupancy rate - operating portfolio(1)	89%	90%
Ending occupancy rate	89%	90%

Total revenues	$29,045	$30,584
Total operating expenses	21,524	22,204
Total other expense	6,082	6,838
Income from operations before equity investments in real estate partnerships and income tax	1,439	1,542
Equity in earnings of real estate partnership	89	192
Provision for income taxes	(87)	(87)
Net income	1,441	1,647
Less: Net income attributable to noncontrolling interests	26	35
Net income attributable to Whitestone REIT	$1,415	$1,612

Funds from operations(2)	$8,825	$9,265
Funds from operations core(3)	10,293	10,591
Property net operating income(4)	21,139	21,655
Distributions paid on common shares and OP units	4,562	12,186
Distributions per common share and OP unit	$0.1058	$0.2850
Distributions paid as a percentage of funds from operations core	44%	115%

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

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2021 to the three months ended March 31, 2020, Same Store includes properties owned during the entire period from January 1, 2020 to March 31, 2021. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. As of March 31, 2021, we did not have any Non-Same Store properties.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Revenue	2021	2020	Change	% Change
Same Store
Rental revenues (1)	$21,626	$22,077	$(451)	(2)%
Recoveries (2)	7,598	8,963	(1,365)	(15)%
Bad debt (3)	(529)	(844)	315	(37)%
Total rental	28,695	30,196	(1,501)	(5)%
Other revenues	210	232	(22)	(9)%
Same Store Total	28,905	30,428	(1,523)	(5)%

Non-Same Store and Management Fees
Rental revenues	—	—	—	Not meaningful
Recoveries	—	—	—	Not meaningful
Bad debt	—	—	—	Not meaningful
Total rental	—	—	—	Not meaningful
Other revenues	—	—	—	Not meaningful
Management fees	140	156	(16)	(10)%
Non-Same Store and Management Fees Total	140	156	(16)	(10)%

Total revenue	$29,045	$30,584	$(1,539)	(5)%

(1)     The Same Store rental revenues decrease of $451,000 resulted from a decrease of $396,000 from lower average leased square feet from 4,459,381 to 4,380,820, and a decrease of $55,000 from lower average rent per leased square foot from $19.80 to $19.75. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $147,000 and $491,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

(2)     The Same Store recoveries revenue decrease of $1,365,000 is primarily attributable to related decreases in Same Store operating expenses and real estate taxes of $1,212,000. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic, and real estate taxes included $604,000 more in savings from favorable tax settlements than the same period in 2020. Our recovery revenue from tenants decreases as the related operating and real estate tax expenses decrease.
(3)     Bad debt decreased Same Store total rental revenue by $529,000, including $459,000 from cash basis accounting, during the three months ended March 31, 2021, as compared to a reduction of $844,000, including $362,000 from cash basis accounting, during the same period a year ago.

As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 94.8% of contractual base rent and common area maintenance reimbursables billed for the first quarter. As is believed to be the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained.

Operating expenses. The primary components of operating expenses for the three months ended March 31, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2021	2020	Change	% Change
Same Store
Operating and maintenance (1)	$4,619	$5,333	$(714)	(13)%
Real estate taxes (2)	4,038	4,536	(498)	(11)%
Same Store total	8,657	9,869	(1,212)	(12)%

Non-Same Store and affiliated company rents
Operating and maintenance	—	—	—	Not meaningful
Real estate taxes	—	—	—	Not meaningful
Affiliated company rents (3)	220	264	(44)	(17)%
Non-Same Store and affiliated company rents total	220	264	(44)	(17)%
Depreciation and amortization	7,013	6,971	42	1%
General and administrative (4)	5,634	5,100	534	10%
Total operating expenses	$21,524	$22,204	$(680)	(3)%

(1)    The $714,000 Same Store operating and maintenance cost decrease included $319,000 in decreased contract services costs, $316,000 in decreased repair and maintenance costs and $79,000 in other decreased costs.

(2)    Real estate taxes included $604,000 more in savings from favorable tax settlements than the same period in 2020.

(3)    Affiliated company rents are spaces that we lease from Pillarstone OP.

(4)    The general and administrative expense increase is attributable to a $590,000 increase in payroll costs and a $142,000 increase in share-based compensation expense offset by decreases of $186,000 in legal fees and $12,000 in other general and administrative expenses.

Other expenses (income). The primary components of other expenses (income) for the three months ended March 31, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Other Expenses (Income)	2021	2020	Change	% Change

Interest expense (1)	$6,132	$6,693	$(561)	(8)%
(Gain) loss on sale or disposal of assets, net	(1)	207	(208)	(100)%
Interest, dividend and other investment income	(49)	(62)	13	(21)%
Total other expense	$6,082	$6,838	$(756)	(11)%

(1)    The $561,000 decrease in interest expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 included $404,000 from a decrease in the effective annual interest rate from 3.89% to 3.63%, $149,000 from a decrease in the average outstanding notes payable from $660 million to $645 million and an $8,000 decrease in the amortization of loan fees.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $103,000 from $192,000 for the three months ended March 31, 2020 to $89,000 for the three months ended March 31, 2021. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$28,695	$30,196	$(1,501)	(5)%
Management, transaction and other fees	210	232	(22)	(9)%
Total property revenues	28,905	30,428	(1,523)	(5)%

Property expenses
Property operation and maintenance	4,619	5,333	(714)	(13)%
Real estate taxes	4,038	4,536	(498)	(11)%
Total property expenses	8,657	9,869	(1,212)	(12)%

Total property revenues less total property expenses	20,248	20,559	(311)	(2)%

Same Store straight-line rent adjustments	(210)	334	(544)	(163)%
Same Store amortization of above/below market rents	(201)	(209)	8	(4)%
Same Store lease termination fees	(76)	(30)	(46)	153%

Same Store NOI(1)	$19,761	$20,654	$(893)	(4)%

(1)     See below for a reconciliation of property net operating income to net income.

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2021	2020
Net income attributable to Whitestone REIT	$1,415	$1,612
General and administrative expenses	5,634	5,100
Depreciation and amortization	7,013	6,971
Equity in earnings of real estate partnership	(89)	(192)
Interest expense	6,132	6,693
Interest, dividend and other investment income	(49)	(62)
Provision for income taxes	87	87
Management fee, net of related expenses	80	108
(Gain) loss on sale or disposal of assets, net	(1)	207
NOI of real estate partnership (pro rata)	891	1,096
Net income attributable to noncontrolling interests	26	35
NOI	$21,139	$21,655
Non-Same Store NOI (1)	—	—
NOI of real estate partnership (pro rata)	(891)	(1,096)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	20,248	20,559
Same Store straight-line rent adjustments	(210)	334
Same Store amortization of above/below market rents	(201)	(209)
Same Store lease termination fees	(76)	(30)
Same Store NOI (2)	$19,761	$20,654

(1)    We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended March 31, 2021 to the three months ended March 31, 2020, Non-Same Store includes properties acquired between January 1, 2020 and March 31, 2021 and properties sold between January 1, 2020 and March 31, 2021, but not included in discontinued operations.

(2)    We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended March 31, 2021 to the three months ended March 31, 2020, Same Store includes properties owned before January 1, 2020 and not sold before March 31, 2021. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO (NAREIT) AND FFO-CORE	2021	2020
Net income attributable to Whitestone REIT	$1,415	$1,612
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	6,980	6,909
Depreciation and amortization of real estate assets of real estate partnership (pro rata)	405	449
(Gain) loss on sale or disposal of assets, net	(1)	207
Loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	—	53
Net income attributable to noncontrolling interests	26	35
FFO (NAREIT)	8,825	9,265
Adjustments to reconcile to FFO Core
Share-based compensation expense	1,468	1,326
FFO Core	$10,293	$10,591

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2021	2020
Net income attributable to Whitestone REIT	$1,415	$1,612
General and administrative expenses	5,634	5,100
Depreciation and amortization	7,013	6,971
Equity in earnings of real estate partnership	(89)	(192)
Interest expense	6,132	6,693
Interest, dividend and other investment income	(49)	(62)
Provision for income taxes	87	87
Management fee, net of related expenses	80	108
(Gain) loss on sale or disposal of assets, net	(1)	207
NOI of real estate partnership (pro rata)	891	1,096
Net income attributable to noncontrolling interests	26	35
NOI	$21,139	$21,655

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.1075 per common share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

 During the three months ended March 31, 2021, our cash provided from operating activities was $4,103,000 and our total distributions were $4,562,000.  Therefore, distributions are in excess of cash flows from operations of approximately $459,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. On February 10, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP unit, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution. The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve. As of March 31, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $15.9 million remaining availability under the revolving credit facility.

On May 14, 2020, the Board authorized a dividend of one preferred share purchase right (a “Right”) for each outstanding common share payable on May 26, 2020 (the “Record Date”), to the holders of record of common shares as of 5:00 P.M., New York City time, on the Record Date. In connection with the Rights, the Company and American Stock Transfer & Trust Company, LLC, as rights agent, entered into a Rights Agreement, dated as of May 14, 2020 (the “Rights Agreement”). Each Right entitles the registered holder to purchase from the Company one one-thousandth (a “Unit”) of a Series A Preferred Share, par value $0.001 per share (each a “Preferred Share”), of the Company at a purchase price of $30.00 per Unit, subject to adjustment as described in the Rights Agreement. If a person or group of affiliated or associated persons acquires beneficial ownership of 5% or more of our outstanding common shares (20% or more in the case of a passive institutional investor), subject to certain exceptions described in the Rights Agreement, each Right would entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional common shares at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for common shares on a one-for-one basis. Pursuant to the Rights Agreement, the Rights were scheduled to expire on the earliest of (i) the close of business on May 13, 2021, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Board, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement. On April 21, 2021, the Company entered into the First Amendment to Rights Agreement (the “First Amendment to Rights Agreement”) with American Stock Transfer and Trust, LLC, as rights agent, solely to extend the expiration date of the Rights under the Rights Agreement from the close of business on May 13, 2021 to the close of business on May 13, 2022, unless earlier exercised, exchanged, amended, redeemed, or terminated, as described above. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement, as amended by the First Amendment to Rights Agreement.

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

We are unable to predict and determine the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in the long term. We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of the revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of March 31, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $15.9 million remaining availability under the revolving credit facility. As of March 31, 2021, we have cash, cash equivalents and restricted cash of approximately $22.9 million.
•Our board of trustees has reduced our quarterly dividend from $0.2850 per share in the first quarter of 2020 to $0.1075 per common share and OP unit for the second quarter of 2021. The board of trustees will regularly reassess the dividend level.
•We have implemented expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.
•We adapted our operations to protect employees and minimize travel through use of virtual meeting technology.

We believe these steps have been effective to date and will continue to monitor pandemic-related impacts on our business and implement additional measures as needed. As economic conditions improve and favorable opportunities arise, we intend to continue acquiring additional properties that meet our Community Centered Property® strategy through equity issuances and debt financing.

On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The PPP Loan was set to mature on May 6, 2022 (the “Maturity Date”), and accrued interest at 1.00% per annum and could be prepaid in whole or in part without penalty. Principal and interest were payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the Maturity Date. Pursuant to the CARES Act, the Company applied for and was granted forgiveness for all of the PPP Loan. Forgiveness was determined by the U.S. Small Business Administration based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intended to and used all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were eligible for forgiveness, subject to the provisions of the CARES Act. Based on the guidance in FASB ASC 405-20, “Liabilities - Extinguishment of Liabilities,” the PPP loan remains a liability until either (1) it is wholly or partially forgiven and we have been legally released, or (2) it is paid off. Since the loan was partially or wholly forgiven and legal release was received, the liability was reduced by the amount forgiven and a gain on extinguishment was recognized. The Company recognized a $1,734,000 gain for the PPP Loan forgiveness during the year ended December 31, 2020 based on the legal release from the U.S. Small Business Administration.

On May 15, 2019, our universal shelf registration statement on Form S-3 was declared effective by the SEC, allowing us to offer up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the three months ended March 31, 2021, we did not sell shares under the 2019 equity distribution agreements. For the three months ended March 31, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $22,926,000 as of March 31, 2021, as compared to $25,956,000 on December 31, 2020.  The decrease of $3,030,000 was primarily the result of the following:

Sources of Cash

•Cash flow from operations of $4,103,000 for the three months ended March 31, 2021;

Uses of Cash

•Payment of distributions to common shareholders and OP unit holders of $4,562,000;

•Additions to real estate of $1,528,000;

•Repurchase of common shares of $324,000; and

•Payments of notes payable of $719,000.

 We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2021	December 31, 2020
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,604	18,687
$20.2 million 4.28% Note, due June 6, 2023	18,117	18,222
$14.0 million 4.34% Note, due September 11, 2024	13,171	13,236
$14.3 million 4.34% Note, due September 11, 2024	13,953	14,014
$15.1 million 4.99% Note, due January 6, 2024	14,100	14,165
$2.6 million 5.46% Note, due October 1, 2023	2,326	2,339
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 3.25% Note, due December 28, 2021	1,386	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	119,500	119,500
Total notes payable principal	646,157	645,163
Less deferred financing costs, net of accumulated amortization	(927)	(978)
Total notes payable	$645,230	$644,185

(1)    Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 at 1.73%.

(2)     Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

Scheduled maturities of our outstanding debt as of March 31, 2021 were as follows (in thousands):

Year	Amount Due
2021 (remaining)	$2,822
2022	101,684
2023	147,363
2024	228,574
2025	17,143
Thereafter	148,571
Total	$646,157

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of March 31, 2021, the interest rate on the 2019 Revolver was 1.76%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30 million under the 2019 Revolver, which we subsequently paid down in the fourth quarter of 2020. As of March 31, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $15.9 million remaining availability under the 2019 Revolver. As of March 31, 2021, $384.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

As of March 31, 2021, our $160.3 million in secured debt was collateralized by seven properties with a carrying value of $249.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2021, we were in compliance with all loan covenants.

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
On February 10, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP unit, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution. The Board will regularly reassess the dividend level.

During the three months ended March 31, 2021, we paid distributions to our common shareholders and OP unit holders of $4.6 million, compared to $12.2 million in the three months ended March 31, 2020.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2020 and the three months ended March 31, 2021 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2021
First Quarter	$0.1058	$4,480	$0.1058	$82	$4,562
Total	$0.1058	$4,480	$0.1058	$82	$4,562

2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

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

Fixed Interest Rate Debt

As of March 31, 2021, $526.7 million, or approximately 82% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2021 of approximately 4.1% per annum with scheduled maturities ranging from 2022 to 2029 (see Note 7 (Debt) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $16.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2021, $119.5 million, or approximately 18% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.2 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)    Not applicable.

(c)    During the three months ended March 31, 2021, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	17,974	$7.97	N/A	N/A
February 1, 2021 through February 28, 2021	—	—	N/A	N/A
March 1, 2021 through March 31, 2021	18,750	10.04	N/A	N/A
Total	36,724	$9.03

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

4.1
First Amendment to Rights Agreement, dated as of April 21, 2021, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2021)

10.1+
Amendment to Employment Agreement between Whitestone REIT and James C. Mastandrea. (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021)

10.2+
Amendment to Employment Agreement between Whitestone REIT and David K. Holeman (previously filed and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021)

10.3+
Amendment to Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021)

10.4+
Amendment to Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed and incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021)

10.5+
Amendment to Change in Control Agreement between Whitestone REIT and Christine J. Mastandrea (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021)

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

101
The following financial information of the Registrant for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and three months ended March 31, 2021 and 2020 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, June 30, and March 31, 2021 and 2020 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	May 7, 2021	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)