Form 10-Q
period 2021-06-30
Whitestone REIT
filed 2021-08-06
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, there were 46,310,113 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,109,794	$1,106,426
Accumulated depreciation	(176,879)	(163,712)
Total real estate assets	932,915	942,714
Investment in real estate partnership	34,257	33,979
Cash and cash equivalents	22,274	25,777
Restricted cash	211	179
Escrows and acquisition deposits	10,402	9,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	21,346	23,009
Receivable due from related party	647	335
Unamortized lease commissions, legal fees and loan costs	8,321	7,686
Prepaid expenses and other assets(1)	3,737	2,049
Total assets	$1,034,110	$1,045,002

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$614,441	$644,185
Accounts payable and accrued expenses(2)	40,608	50,918
Payable due to related party	514	125
Tenants' security deposits	7,280	6,916
Dividends and distributions payable	4,995	4,532
Total liabilities	667,838	706,676
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 45,692,791 and 42,391,316 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	45	42
Additional paid-in capital	589,764	562,250
Accumulated deficit	(218,842)	(215,809)
Accumulated other comprehensive loss	(10,966)	(14,400)
Total Whitestone REIT shareholders' equity	360,001	332,083
Noncontrolling interest in subsidiary	6,271	6,243
Total equity	366,272	338,326
Total liabilities and equity	$1,034,110	$1,045,002

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)
(1) Operating lease right of use assets (net)	$432	$592
(2) Operating lease liabilities	$439	$603

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental(1)	$30,152	$27,052	$58,847	$57,248
Management, transaction, and other fees	466	545	816	933
Total revenues	30,618	27,597	59,663	58,181

Operating expenses
Depreciation and amortization	7,105	6,970	14,118	13,941
Operating and maintenance	5,444	4,395	10,283	9,992
Real estate taxes	4,160	4,385	8,198	8,921
General and administrative	4,730	4,644	10,364	9,744
Total operating expenses	21,439	20,394	42,963	42,598

Other expenses (income)
Interest expense	6,143	6,468	12,275	13,161
(Gain) loss on sale or disposal of assets, net	(224)	657	(225)	864
Interest, dividend and other investment income	(23)	(73)	(72)	(135)
Total other expense	5,896	7,052	11,978	13,890

Income before equity investment in real estate partnership and income tax	3,283	151	4,722	1,693

Equity in earnings of real estate partnership	189	364	278	556
Provision for income tax	(87)	(96)	(174)	(183)
Income from continuing operations	3,385	419	4,826	2,066

Gain on sale of property from discontinued operations	1,833	—	1,833	—
Income from discontinued operations	1,833	—	1,833	—

Net income	5,218	419	6,659	2,066

Less: Net income attributable to noncontrolling interests	92	9	118	44

Net income attributable to Whitestone REIT	$5,126	$410	$6,541	$2,022

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.08	$0.01	$0.11	$0.05
Income from discontinued operations attributable to Whitestone REIT	0.04	—	0.04	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.12	$0.01	$0.15	$0.05
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.08	$0.01	$0.11	$0.05
Income from discontinued operations attributable to Whitestone REIT	0.04	—	0.04	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.12	$0.01	$0.15	$0.05

Weighted average number of common shares outstanding:
Basic	43,378	42,212	42,939	42,130
Diluted	44,125	42,763	43,730	42,734

Consolidated Statements of Comprehensive Income (Loss)

Net income	$5,218	$419	$6,659	$2,066

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	1,289	(684)	3,510	(11,636)

Comprehensive income (loss)	6,507	(265)	10,169	(9,570)

Less: Net income attributable to noncontrolling interests	92	9	118	44
Less: Comprehensive income (loss) attributable to noncontrolling interests	21	(15)	62	(246)

Comprehensive income (loss) attributable to Whitestone REIT	$6,394	$(259)	$9,989	$(9,368)

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(1) Rental
Rental revenues	$22,238	$21,706	$43,864	$43,783
Recoveries	8,057	7,674	15,655	16,637
Bad debt	(143)	(2,328)	(672)	(3,172)
Total rental	$30,152	$27,052	$58,847	$57,248

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2020	42,391	$42	$562,250	$(215,809)	$(14,400)	$332,083	773	$6,243	$338,326
Issuance of shares under dividend reinvestment plan	2	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	(37)	—	(324)	—	—	(324)	—	—	(324)
Share-based compensation	223	1	1,397	—	—	1,398	—	—	1,398
Distributions - $0.1075 per common share / OP unit	—	—	—	(4,622)	—	(4,622)	—	(83)	(4,705)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	2,180	2,180	—	41	2,221
Net income	—	—	—	1,415	—	1,415	—	26	1,441
Balance, March 31, 2021	42,579	$43	$563,338	$(219,016)	$(12,220)	$332,145	773	$6,227	$338,372
Issuance of common shares - ATM Program, net of offering costs	3,025	2	25,369	—	—	25,371	—	—	25,371
Exchange offer costs	—	—	(31)	—	—	(31)	—	—	(31)
Issuance of shares under dividend reinvestment plan	1	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	(13)	—	(104)	—	—	(104)	—	—	(104)
Share-based compensation	101	—	1,177	—	—	1,177	—	—	1,177
Distributions - $0.1075 per common share / OP unit	—	—	—	(4,952)	—	(4,952)	—	(83)	(5,035)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	1,268	1,268	—	21	1,289
Reallocation of ownership between parent and subsidiary	—	—	—	—	(14)	(14)	—	14	—
Net income	—	—	—	5,126	—	5,126	—	92	5,218
Balance, June 30, 2021	45,693	$45	$589,764	$(218,842)	$(10,966)	$360,001	773	$6,271	$366,272

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2019	41,492	$41	$554,816	$(204,049)	$(5,491)	$345,317	909	$7,781	$353,098
Exchange of noncontrolling interest OP units for common shares	5	—	44	—	—	44	(5)	(44)	—
Issuance of common shares - ATM Program, net of offering costs	171	—	2,241	—	—	2,241	—	—	2,241
Exchange offer costs	—	—	(32)	—	—	(32)	—	—	(32)
Issuance of shares under dividend reinvestment plan	4	—	42	—	—	42	—	—	42
Repurchase of common shares (1)	(153)	—	(1,630)	—	—	(1,630)	—	—	(1,630)
Share-based compensation	616	—	1,248	—	—	1,248	—	—	1,248
Distributions - $0.285 per common share / OP unit	—	—	—	(4,449)	—	(4,449)	—	(95)	(4,544)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(10,721)	(10,721)	—	(231)	(10,952)
Net income	—	—	—	1,612	—	1,612	—	35	1,647
Balance, March 31, 2020	42,135	$41	$556,729	$(206,886)	$(16,212)	$333,672	904	$7,446	$341,118
Exchange of noncontrolling interest OP units for common shares	127	1	1,082	—	—	1,083	(127)	(1,083)	—
Exchange offer costs	—	—	(11)	—	—	(11)	—	—	(11)
Issuance of shares under dividend reinvestment plan	2	—	16	—	—	16	—	—	16
Repurchase of common shares (1)	(23)	—	(440)	—	—	(440)	—	—	(440)
Share-based compensation	103	—	1,140	—	—	1,140	—	—	1,140
Distributions - $0.105 per common share / OP unit	—	—	—	(4,446)	—	(4,446)	—	(81)	(4,527)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(669)	(669)	—	(15)	(684)
Reallocation of ownership between parent and subsidiary	—	—	—	1	(34)	(33)		33	—
Net income	—	—	—	410	—	410	—	9	419
Balance, June 30, 2020	42,344	$42	$558,516	$(210,921)	$(16,915)	$330,722	777	$6,309	$337,031

(1)    The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income from continuing operations	$4,826	$2,066
Net income from discontinued operations	1,833	—
Net income	6,659	2,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,118	13,941
Amortization of deferred loan costs	548	562
(Gain) loss on sale or disposal of assets and loan forgiveness, net	(225)	864
Bad debt	672	3,172
Share-based compensation	2,575	2,388
Equity in earnings of real estate partnership	(278)	(556)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(1,128)	1,448
Accrued rents and accounts receivable	991	(4,994)
Receivable due from related party	(312)	(592)
Unamortized lease commissions, legal fees and loan costs	(1,852)	(461)
Prepaid expenses and other assets	201	1,263
Accounts payable and accrued expenses	(6,800)	(5,843)
Payable due to related party	389	398
Tenants' security deposits	364	264
Net cash provided by operating activities	14,089	13,920
Cash flows from investing activities:
Additions to real estate	(3,499)	(3,053)
Net cash used in investing activities	(3,499)	(3,053)
Net cash provided by investing activities of discontinued operations	1,833	—
Cash flows from financing activities:
Distributions paid to common shareholders	(9,082)	(16,341)
Distributions paid to OP unit holders	(165)	(349)
Proceeds from issuance of common shares, net of offering costs	25,371	2,241
Payments of exchange offer costs	(31)	(43)
Proceeds from notes payable	—	1,734
Net proceeds from (payments of) credit facility	(30,000)	30,000
Repayments of notes payable	(1,559)	(1,603)
Repurchase of common shares	(428)	(2,070)
Net cash provided by (used in) financing activities	(15,894)	13,569
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,471)	24,436
Cash, cash equivalents and restricted cash at beginning of period	25,956	15,643
Cash, cash equivalents and restricted cash at end of period (1)	$22,485	$40,079
(1)     For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,829	$12,626
Cash paid for taxes	$364	$—
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$3	$24
Financed insurance premiums	$1,712	$1,431
Value of shares issued under dividend reinvestment plan	$30	$58
Value of common shares exchanged for OP units	$—	$1,127
Change in fair value of cash flow hedge	$3,510	$(11,636)

	June 30,
	2021	2020
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$22,274	$39,924
Restricted cash	211	155
Total cash, cash equivalents and restricted cash	$22,485	$40,079

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended June 30, 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2021 and December 31, 2020, and the results of operations for the three and six month periods ended June 30, 2021 and 2020, the consolidated statements of changes in equity for the three months periods ended March 31 and June 30, 2021 and 2020 and cash flows for the six month periods ended June 30, 2021 and 2020.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2021 and December 31, 2020, Whitestone wholly-owned 58 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of June 30, 2021, these properties consist of:

Consolidated Operating Portfolio

•53 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•five parcels of land held for future development.

As of June 30, 2021, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

We anticipate that the global health crisis caused by a novel strain of coronavirus (“COVID-19”) and the related responses intended to control its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. As part of the initial responses to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas and Arizona, where all but one of our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Quarterly Report on Form 10-Q, service businesses are permitted to be open with limited occupancy and restrictions in Texas and Arizona, the timing and ultimate impact of any steps

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
to reopen the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. As a result, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a possible resurgence of COVID-19, including as a result of new strains or variants, in Texas and/or Arizona, any of which may adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise occupy their space. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, possible resurgences of COVID-19 cases in future periods and how quickly and to what extent normal economic and operating conditions can resume. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2021 and December 31, 2020, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of June 30, 2021, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2021, approximately $101,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2021, approximately $203,000 and $150,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2020, approximately $118,000 and $80,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2020, approximately $240,000 and $160,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1,244,000 and $1,196,000 in share-based compensation for the three months ended June 30, 2021 and 2020, respectively, and we recognized $2,712,000 and $2,522,000 in share-based compensation for the six months ended June 30, 2021 and 2020, respectively. We recognize forfeitures as they occur.

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

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2021 and December 31, 2020, we had an allowance for uncollectible

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
accounts of $16.2 million and $16.4 million, respectively. During the three months ending June 30, 2021 and 2020, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of $0.1 million and $2.3 million, respectively, and during the six months ending June 30, 2021 and 2020, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of $0.7 million and $3.2 million, respectively. The three months ended June 30, 2021 included 56 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.1 million and $0.1 million, respectively, and the three months ended June 30, 2020 included 32 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.7 million and $0.5 million, respectively. The six months ended June 30, 2021 included 56 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.6 million and $0.2 million, respectively, and the six months ended June 30, 2020 included 72 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $1.1 million and $0.9 million, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of June 30, 2021 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2021 (remaining)	$42,285
2022	78,624
2023	67,577
2024	54,633
2025	39,598
Thereafter	114,374
Total	$397,091

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

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	June 30, 2021
2021 (remaining)	$219
2022	109
2023	63
2024	41
2025	28
Thereafter	1
Total undiscounted rental payments	461
Less imputed interest	22
Total lease liabilities	$439

For the three months ended June 30, 2021 and 2020, the total lease costs were $269,000 and $253,000, respectively, and for the six months ended June 30, 2021 and 2020, the total lease costs were $526,000 and $556,000, respectively. The weighted average remaining lease term for our operating leases was 2.2 years at June 30, 2021. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at June 30, 2021.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2021	December 31, 2020

Tenant receivables	$21,026	$22,956
Accrued rents and other recoveries	16,435	16,348
Allowance for doubtful accounts	(16,186)	(16,426)
Other receivables	71	131
Total	$21,346	$23,009

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Leasing commissions	$12,108	$10,380
Deferred legal cost	369	373
Deferred financing cost	3,898	3,898
Total cost	16,375	14,651
Less: leasing commissions accumulated amortization	(5,657)	(5,029)
Less: deferred legal cost accumulated amortization	(233)	(216)
Less: deferred financing cost accumulated amortization	(2,164)	(1,720)
Total cost, net of accumulated amortization	$8,321	$7,686

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of June 30, 2021.

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

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		June 30, 2021	December 31, 2020
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,257	$33,979
Total real estate partnership(2)		$34,257	$33,979

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing eight property interests and 926,798 square feet of GLA, as of June 30, 2021 and December 31, 2020.

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Pillarstone OP	$189	$364	$278	$556

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	June 30, 2021	December 31, 2020

Assets:
Real estate, net	$48,720	$49,113
Other assets	7,756	7,657
Total assets	56,476	56,770
Liabilities and equity:
Notes payable	15,053	15,185
Other liabilities	2,985	3,533
Equity	38,438	38,052
Total liabilities and equity	56,476	56,770
Company’s share of equity	31,307	30,992
Cost of investment in excess of the Company’s share of underlying net book value	2,950	2,987
Carrying value of investment in real estate partnership	$34,257	$33,979

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$2,274	$2,440	$4,464	$5,025
Operating expenses	(1,690)	(1,582)	(3,397)	(3,482)
Other expenses	(334)	(375)	(682)	(793)
Net income	$250	$483	$385	$750

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for the three months periods ended June 30, 2021 and 2020 is $9,000 and $27,000, respectively, and for the six months periods ended June 30, 2021 and 2020 is $37,000 and $54,000, respectively. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended June 30, 2021 and 2020, the amortization of the guarantee liability was $0 and $9,000, respectively, and for the six months ended June 30, 2021 and 2020, the amortization of the guarantee liability was $10,000 and $19,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2021	December 31, 2020
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,523	18,687
$20.2 million 4.28% Note, due June 6, 2023	18,016	18,222
$14.0 million 4.34% Note, due September 11, 2024	13,108	13,236
$14.3 million 4.34% Note, due September 11, 2024	13,894	14,014
$15.1 million 4.99% Note, due January 6, 2024	14,037	14,165
$2.6 million 5.46% Note, due October 1, 2023	2,314	2,339
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 3.25% Note, due December 28, 2021	924	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	89,500	119,500
Total notes payable principal	615,316	645,163
Less deferred financing costs, net of accumulated amortization	(875)	(978)
Total notes payable	$614,441	$644,185

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
June 30, 2021
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
June 30, 2021
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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of June 30, 2021, the interest rate on the 2019 Revolver was 1.75%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver, which we subsequently paid down in the fourth quarter of 2020. As of June 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $55.1 million remaining availability under the 2019 Revolver. As of June 30, 2021, $354.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021
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

As of June 30, 2021, our $159.9 million in secured debt was collateralized by seven properties with a carrying value of $248.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2021, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2021 were as follows (in thousands):

Year	Amount Due
2021 (remaining)	$1,981
2022	101,684
2023	117,363
2024	228,574
2025	17,143
Thereafter	148,571
Total	$615,316

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

June 30, 2021
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(11,152)

December 31, 2020
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(14,663)

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
June 30, 2021
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended June 30, 2021	$1,289	Interest expense	$(1,380)
Three Months Ended June 30, 2020	$(684)	Interest expense	$(1,020)

Six Months Ended June 30, 2021	$3,510	Interest expense	$(2,656)
Six Months Ended June 30, 2020	$(11,636)	Interest expense	$(1,171)

(1)    There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2021 and 2020.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2021 and 2020, 772,775 and 828,319 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2021 and 2020, 772,775 and 866,435 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Income from continuing operations	$3,385	$419	$4,826	$2,066
Less: Net income attributable to noncontrolling interests	(59)	(9)	(85)	(44)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	3,326	410	4,741	2,022
Income from discontinued operations	1,833	—	$1,833	$—
Less: Net income attributable to noncontrolling interests	(33)	—	(33)	—
Income from discontinued operations attributable to Whitestone REIT	1,800	—	1,800	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$5,126	$410	$6,541	$2,022

Denominator:
Weighted average number of common shares - basic	43,378	42,212	42,939	42,130
Effect of dilutive securities:
Unvested restricted shares	747	551	791	604
Weighted average number of common shares - dilutive	44,125	42,763	43,730	42,734

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.08	$0.01	$0.11	$0.05
Income from discontinued operations attributable to Whitestone REIT	0.04	—	0.04	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.12	$0.01	$0.15	$0.05
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.08	$0.01	$0.11	$0.05
Income from discontinued operations attributable to Whitestone REIT	0.04	—	0.04	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.12	$0.01	$0.15	$0.05

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2021 and 2020, we recognized approximately $86,000 and $93,000 in margin tax provision, respectively, and for the six months ended June 30, 2021 and 2020, we recognized approximately $174,000 and $180,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the three and six months ended June 30, 2021, we sold 3,024,980 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $25.4 million. In connection with such sales, we paid compensation of approximately $386,000 to the sales agents. During the three months ended June 30, 2020, we did not sell shares under the 2019 equity distribution agreements. During the six months ended June 30, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2021, we owned a 98.3% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2021 and December 31, 2020, there were 46,344,726 and 43,043,251 OP units outstanding, respectively.  We owned 45,571,951 and 42,270,476 OP units as of June 30, 2021 and December 31, 2020, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.2% and 98.1% for the three months ended June 30, 2021 and 2020, respectively, and approximately 98.2% and 98.0% for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, 0 and 126,431 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2021 and 2020, 0 and 131,659 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2020 and the six months ended June 30, 2021 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2021
Second Quarter	$0.1075	$4,602	$0.1075	$83	$4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.2133	$9,082	$0.2133	$165	$9,247

2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

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
June 30, 2021
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
June 30, 2021
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

On June 30, 2021, the Compensation Committee approved the grant of an aggregate of 433,200 TSR Units and 433,200 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $4.17 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the June 30, 2021 grant date to the end of the performance period, December 31, 2023. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $7.51 and vest annually in three equal installments. The 433,200 TSR Units granted on June 30, 2021 include 111,465 TSR Units that will be converted into the right to receive cash in the amount of the fair market value of the common shares to the extent that common shares are not available for issuance under the 2018 Plan.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	2,903,846	$9.45
Granted	868,890	5.85
Vested	(427,998)	12.18
Forfeited	(23,192)	7.29
Non-vested at June 30, 2021	3,321,546	8.17
Available for grant at June 30, 2021	—

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
A summary of our non-vested and vested shares activity for the six months ended June 30, 2021 and years ended December 31, 2020 and 2019 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2021	868,890	$5.85	(427,998)	$5,213
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352

Total compensation recognized in earnings for share-based payments was $1,244,000 and $1,196,000 for the three months ended June 30, 2021 and 2020, respectively, and $2,712,000 and $2,522,000 for the six months ended June 30, 2021 and 2020, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 890,000 CIC Units, to vest over the next 36 months. As of June 30, 2021, there was approximately $4.3 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 30 months, and approximately $6.5 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on July 1, 2021.

We expect to record approximately $5.9 million in non-cash share-based compensation expense in 2021 and $7.7 million subsequent to 2021. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 26 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. The TSR Units issued in 2017 and 2018 vested at 200% and 50% attainment, respectively, based on the TSR Peer Group Ranking, and, as of June 30, 2021, the TSR Peer Group Ranking called for attainment of 0% for the shares issued in 2019, 2020 and 2021. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

15. REAL ESTATE

Not applicable.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
16.  RELATED PARTY TRANSACTIONS

The Contribution. Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 66.7% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of the Company, also serves as a trustee and the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 20.0% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a trustee of the Company, also serves as a trustee of Pillarstone REIT. The Contribution is pursuant to the Company’s strategy of recycling capital by disposing of Non-Core Properties that do not fit the Company’s Community Centered Property® strategy and the terms of the Contribution Agreement, the OP Unit Purchase Agreement, the Tax Protection Agreement and the Contribution were determined through arm’s-length negotiations. The Contribution was unanimously approved and recommended by a special committee of independent Trustees of the Company.

Pillarstone OP. The Company accounts for its investment in Pillarstone OP under the equity method.

During the ordinary course of business, we have transactions with Pillarstone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2021	2020	2021	2020
Rent	Operating and maintenance	$(229)	$(212)	$(447)	$(476)
Property management fee income	Management, transaction, and other fees	$144	$155	$284	$311

17.  COMMITMENTS AND CONTINGENCIES

On December 12, 2017, a property owner that owns a land parcel adjacent to a Whitestone property filed suit against Whitestone Pinnacle of Scottsdale - Phase II, LLC (“Whitestone Pinnacle”), a wholly-owned subsidiary of the Operating Partnership, alleging breach of contract and resulting in the delay of the construction of their assisted living facility. The claimant sought approximately $2.3 million in restitution from Whitestone Pinnacle. On June 28, 2021, the parties executed a confidential mutual settlement agreement and release resolving all claims between the parties, and the case has been dismissed.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

18.  SUBSEQUENT EVENTS

On July 8, 2021, we acquired Lakeside Market, a property that meets our Community Centered Property® strategy, for $53.2 million in cash and net prorations. Lakeside Market, a 163,000 square foot property, was 80.5% leased at the time of purchase and is located in Plano, Texas.

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on our business, employees and tenants, including, among others, (a) changes in tenant demand for our properties, (b) financial challenges confronting major tenants, including as a result of decreased customers’ willingness to frequent, and mandated stay in place orders that have prevented customers from frequenting, some of our tenants’ businesses and the impact of these issues on our ability to collect rent from our tenants; (c) operational changes implemented by us, including remote working arrangements, which may put increased strain on our IT systems and create increased vulnerability to cybersecurity incidents, (d) significant reduction in our liquidity due to a reduced borrowing base under our 2019 Facility and limited ability to access the capital markets and other sources of financing on attractive terms or at all, and (e) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;
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

As of June 30, 2021, we wholly-owned 58 commercial properties consisting of:

Consolidated Operating Portfolio

•53 wholly-owned properties that meet our Community Centered Properties® strategy containing approximately 5.0 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $913.4 million; and

Redevelopment, New Acquisitions Portfolio

•five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $19.5 million.

As of June 30, 2021, we had an aggregate of 1,440 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.9% of our annualized rental revenues for the six months ended June 30, 2021.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 186 new and renewal leases during the six months ended June 30, 2021, totaling 481,847 square feet and approximately $60.7 million in total lease value.  This compares to 144 new and renewal leases totaling 401,384 square feet and approximately $36.9 million in total lease value during the same period in 2020.

We employed 91 full-time employees as of June 30, 2021.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of June 30, 2021, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Impact of COVID-19

The following discussion is intended to provide our shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of August 6, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition, and that of our tenants, for future periods.

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
•Included in our adjustments to rental revenue for the six months ending June 30, 2021, was a bad debt adjustment of $0.6 million and a straight-line rent reserve adjustment of $0.2 million related to credit loss for the conversion of 56 tenants to cash basis revenue as a result of COVID-19 collectability analysis.
•As of the date of this Quarterly Report on Form 10-Q, we have received payments of approximately 97.2% of contractual base rent and common area maintenance reimbursables billed for the second quarter.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of June 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $55.1 million of remaining availability under our revolving credit facility. We have cash, cash equivalents and restricted cash of approximately $22.5 million as of June 30, 2021.
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

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $30.6 million and $27.6 million for the three months ended June 30, 2021 and 2020, respectively, and $59.7 million and $58.2 million for the six months ended June 30, 2021 and 2020, respectively.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. However, as of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 97.2% of contractual base rent and common area maintenance reimbursables billed for the second quarter. Included in our adjustments to rental revenue for the conversion of 56 tenants to cash basis revenue was a bad debt adjustment of $0.1 million and a straight-line rent reserve adjustment of $0.1 million for the three months ending June 30, 2021, and a bad debt adjustment of $0.6 million and a straight-line rent reserve adjustment of $0.2 million for the six months ending June 30, 2021. We are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2021, approximately 21% of our GLA was subject to leases that expire prior to December 31, 2022.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 83% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On July 8, 2021, we acquired Lakeside Market, a property that meets our Community Centered Property® strategy, for $53.2 million in cash and net prorations. Lakeside Market, a 163,000 square foot property, was 80.5% leased at the time of purchase and is located in Plano, Texas.

Leasing Activity

As of June 30, 2021, we owned 58 properties with 4,953,571 square feet of GLA and our occupancy rate for all properties was approximately 90% and 89% occupied as of June 30, 2021 and 2020, respectively. The following is a summary of the Company’s leasing activity for the six months ended June 30, 2021:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	98	272,518	4.9	$5.05	$20.41	$20.55	8.6%
New Leases	45	95,904	6.3	19.77	24.34	26.11	4.4%
Total	143	368,422	5.3	$8.88	$21.43	$22.00	7.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	7	17,265	3.5	$2.52	$22.51
New Leases	36	96,160	6.5	16.53	21.11
Total	43	113,425	6.0	$14.40	$21.33

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

(5)    Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company's capital expenditures for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital expenditures:
Tenant improvements and allowances	$485	$540	$960	$1,228
Developments / redevelopments	284	192	736	379
Leasing commissions and costs	929	302	1,728	678
Maintenance capital expenditures	1,202	728	1,803	1,446
Total capital expenditures	$2,900	$1,762	$5,227	$3,731

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the six months ended June 30, 2021.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The comparability of our results of operations for the three months ended June 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a summary comparison of our results of operations and other metrics for the three months ended June 30, 2021 and 2020 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended June 30,
	2021	2020
Number of properties owned and operated	58	58
Aggregate GLA (sq. ft.)	4,953,571	4,848,652
Ending occupancy rate - operating portfolio	90%	89%
Ending occupancy rate	90%	89%

Total revenues	$30,618	$27,597
Total operating expenses	21,439	20,394
Total other expense	5,896	7,052
Income before equity investment in real estate partnership and income tax	3,283	151
Equity in earnings of real estate partnership	189	364
Provision for income tax	(87)	(96)
Income from continuing operations	3,385	419
Gain on sale of property from discontinued operations	1,833	—
Net income	5,218	419
Less: Net income attributable to noncontrolling interests	92	9
Net income attributable to Whitestone REIT	$5,126	$410

Funds from operations(1)	$10,618	$8,413
Funds from operations core(2)	11,862	9,609
Property net operating income(3)	22,049	20,037
Distributions paid on common shares and OP units	4,685	4,504
Distributions per common share and OP unit	$0.1075	$0.1050
Distributions paid as a percentage of funds from operations core	39%	47%

(1)     For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(2)     For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(3)     For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2021 to the three months ended June 30, 2020, Same Store includes properties owned during the entire period from April 1, 2020 to June 30, 2021. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. As of June 30, 2021, we did not have any Non-Same Store properties.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Revenue	2021	2020	Change	% Change
Same Store
Rental revenues (1)	$22,238	$21,706	$532	2%
Recoveries (2)	8,057	7,674	383	5%
Bad debt (3)	(143)	(2,328)	2,185	(94)%
Total rental	30,152	27,052	3,100	11%
Other revenues	321	390	(69)	(18)%
Same Store Total	30,473	27,442	3,031	11%

Non-Same Store and Management Fees
Rental revenues	—	—	—	Not meaningful
Recoveries	—	—	—	Not meaningful
Bad debt	—	—	—	Not meaningful
Total rental	—	—	—	Not meaningful
Other revenues	—	—	—	Not meaningful
Management fees	145	155	(10)	(6)%
Non-Same Store and Management Fees Total	145	155	(10)	(6)%

Total revenue	$30,618	$27,597	$3,021	11%

(1)     The Same Store rental revenues increase of $532,000 resulted from a decrease of $43,000 from lower average leased square feet from 4,431,681 to 4,422,648, and an increase of $575,000 from higher average rent per leased square foot from $19.59 to $20.11. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $76,000 and $457,000 for the three months ended June 30, 2021 and June 30, 2020, respectively.

(2)     The Same Store recoveries revenue increase of $383,000 is primarily attributable to related increases in Same Store operating expenses and real estate taxes of $807,000.

(3)     Bad debt decreased Same Store total rental revenue by $143,000, including $142,000 from cash basis accounting, during the three months ended June 30, 2021, as compared to a reduction of $2,328,000, including $717,000 from cash basis accounting, during the same period a year ago.

As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 97.2% of contractual base rent and common area maintenance reimbursables billed for the second quarter.

Operating expenses. The primary components of operating expenses for the three months ended June 30, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Operating Expenses	2021	2020	Change	% Change
Same Store
Operating and maintenance (1)	$5,216	$4,184	$1,032	25%
Real estate taxes	4,160	4,385	(225)	(5)%
Same Store total	9,376	8,569	807	9%

Non-Same Store and affiliated company rents
Operating and maintenance	—	—	—	Not meaningful
Real estate taxes	—	—	—	Not meaningful
Affiliated company rents (2)	228	211	17	8%
Non-Same Store and affiliated company rents total	228	211	17	8%
Depreciation and amortization	7,105	6,970	135	2%
General and administrative (3)	4,730	4,644	86	2%
Total operating expenses	$21,439	$20,394	$1,045	5%

(1)    The $1,032,000 Same Store operating and maintenance cost increase included $333,000 in increased contract services costs, $303,000 in increased repair and maintenance costs, $258,000 in increased utility costs and $138,000 in other increased costs. Cost saving initiatives implemented by the Company in March of 2020 in response to the COVID-19 pandemic generally lowered operating and maintenance costs during three months ended June 30, 2020. Operating and maintenance costs were closer to normal levels during the three months ended June 30, 2021.

(2)    Affiliated company rents are spaces that we lease from Pillarstone OP.

(3)    The general and administrative expense increase is attributable to a $690,000 increase in accrued bonus compensation, a $337,000 increase in other payroll costs and a $83,000 increase other G&A expenses, offset by a decrease in legal and professional fees of $1,024,000 primarily from a legal fee reimbursement of $750,000 received during the three months ended June 30, 2021 as part of a legal settlement with a property owner of a land parcel adjacent to a Whitestone property in Scottsdale, Arizona. For further discussion of the legal settlement see Footnote 17 “Commitments and Contingences.”

Other expenses (income). The primary components of other expenses (income) for the three months ended June 30, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Other Expenses (Income)	2021	2020	Change	% Change

Interest expense (1)	$6,143	$6,468	$(325)	(5)%
(Gain) loss on sale or disposal of assets, net (2)	(224)	657	(881)	(134)%
Interest, dividend and other investment income	(23)	(73)	50	(68)%
Total other expense	$5,896	$7,052	$(1,156)	(16)%

(1)    The $325,000 decrease in interest expense for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 included $422,000 from a decrease in the average outstanding notes payable from $676 million to $630 million offset by a $103,000 increase from an increase in the effective annual interest rate from 3.66% to 3.73%, and a $6,000 decrease in the amortization of loan fees.

(2)    During the three months ended June 30, 2021, we recognized a $0.3 million gain in connection with the sale of a retail building we completed on November 19, 2016. In 2016, we provided seller-financing for the retail building, Webster Pointe, and deferred the seller-financed portion of the gain until the principal payments were received. The purchaser of the building paid the remaining principal balance of $0.3 million during 2021. As of June 30, 2021, we have recognized all of the deferred gains associated with the retail building. During the three months ended June 30, 2020, we recognized a $0.4 million impairment on a long-lived asset intended for sale. The remainder of the losses recorded for the three months ended June 30, 2021 and June 30, 2020 were from asset disposals associated with tenant move outs.

Gain on sale of property from discontinued operations. During the three months ended June 30, 2021, we recognized a $1.8 million gain in connection with the sale of three office buildings we completed on December 31, 2014. We provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred the gain until principal payments on the seller-financed loans were received. The purchaser of the office buildings paid the remaining principal balance of $1.8 million during 2021. As of June 30, 2021 we have recognized all the deferred gains associated with the three office buildings.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $175,000 from $364,000 for the three months ended June 30, 2020 to $189,000 for the three months ended June 30, 2021. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$30,152	$27,052	$3,100	11%
Management, transaction and other fees	321	390	(69)	(18)%
Total property revenues	30,473	27,442	3,031	11%

Property expenses
Property operation and maintenance	5,216	4,184	1,032	25%
Real estate taxes	4,160	4,385	(225)	(5)%
Total property expenses	9,376	8,569	807	9%

Total property revenues less total property expenses	21,097	18,873	2,224	12%

Same Store straight-line rent adjustments	(484)	285	(769)	(270)%
Same Store amortization of above/below market rents	(240)	(226)	(14)	6%
Same Store lease termination fees	(150)	(271)	121	(45)%

Same Store NOI(1)	$20,223	$18,661	$1,562	8%

(1)     See below for a reconciliation of property net operating income to net income.

	Three Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2021	2020
Net income attributable to Whitestone REIT	$5,126	$410
General and administrative expenses	4,730	4,644
Depreciation and amortization	7,105	6,970
Equity in earnings of real estate partnership	(189)	(364)
Interest expense	6,143	6,468
Interest, dividend and other investment income	(23)	(73)
Provision for income taxes	87	96
Gain on sale of property from discontinued operations	(1,833)	—
Management fee, net of related expenses	83	56
(Gain) loss on sale or disposal of assets, net	(224)	657
NOI of real estate partnership (pro rata)	952	1,164
Net income attributable to noncontrolling interests	92	9
NOI	$22,049	$20,037
Non-Same Store NOI (1)	—	—
NOI of real estate partnership (pro rata)	(952)	(1,164)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	21,097	18,873
Same Store straight-line rent adjustments	(484)	285
Same Store amortization of above/below market rents	(240)	(226)
Same Store lease termination fees	(150)	(271)
Same Store NOI (2)	$20,223	$18,661

(1)    We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended June 30, 2021 to the three months ended June 30, 2020, Non-Same Store includes properties acquired between April 1, 2020 and June 30, 2021 and properties sold between April 1, 2020 and June 30, 2021, but not included in discontinued operations.

(2)    We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended June 30, 2021 to the three months ended June 30, 2020, Same Store includes properties owned before April 1, 2020 and not sold before June 30, 2021. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Comparison of the Six Months Ended June 30, 2021 and 2020

The comparability of our results of operations for the six months ended June 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a summary comparison of our results of operations and other metrics for the six months ended June 30, 2021 and 2020 (dollars in thousands, except per share and per OP unit amounts):

	Six Months Ended June 30,
	2021	2020
Number of properties owned and operated	58	58
Aggregate GLA (sq. ft.)	4,953,571	4,848,652
Ending occupancy rate - operating portfolio	90%	89%
Ending occupancy rate	90%	89%

Total revenues	$59,663	$58,181
Total operating expenses	42,963	42,598
Total other expense	11,978	13,890
Income before equity investment in real estate partnership and income tax	4,722	1,693
Equity in earnings of real estate partnership	278	556
Provision for income tax	(174)	(183)
Income from continuing operations	4,826	2,066
Gain on sale of property from discontinued operations	1,833	—
Net income	6,659	2,066
Less: Net income attributable to noncontrolling interests	118	44
Net income attributable to Whitestone REIT	$6,541	$2,022

Funds from operations(1)	$19,443	$17,678
Funds from operations core(2)	22,155	20,200
Property net operating income(3)	43,188	41,693
Distributions paid on common shares and OP units	9,247	16,690
Distributions per common share and OP unit	$0.2133	$0.3900
Distributions paid as a percentage of funds from operations core	42%	83%

(1)     For a reconciliation of funds from operations to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(2)     For a reconciliation of funds from operations core to net income, see “—Reconciliation of Non-GAAP Financial Measures—FFO Core” below.

(3)     For a reconciliation of property net operating income to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2021 to the six months ended June 30, 2020, Same Store includes properties owned during the entire period from January 1, 2020 to June 30, 2021. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Revenue	2021	2020	Change	% Change
Same Store
Rental revenues (1)	$43,864	$43,783	$81	—%
Recoveries(2)	15,655	16,637	(982)	(6)%
Bad debt(3)	(672)	(3,172)	2,500	(79)%
Total rental	58,847	57,248	1,599	3%
Other revenues	532	622	(90)	(14)%
Same Store Total	59,379	57,870	1,509	3%

Non-Same Store and Management Fees
Rental revenues	—	—	—	Not meaningful
Recoveries	—	—	—	Not meaningful
Bad debt	—	—	—	Not meaningful
Total rental	—	—	—	Not meaningful
Other revenues	—	—	—	Not meaningful
Management fees	284	311	(27)	(9)%
Non-Same Store and Management Fees Total	284	311	(27)	(9)%

Total revenue	$59,663	$58,181	$1,482	3%

(1)     The Same Store rental revenues increase of $81,000 resulted from an increase of $463,000 from the average rent per leased square foot increasing from $19.69 to $19.90 and a decrease of $382,000 from the decrease in the average leased square feet to 4,409,335 from 4,446,914. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $228,000 and $947,000 for the six months ended June 30, 2021 and June 30, 2020, respectively.

(2)     The Same Store recoveries revenue decrease of $982,000 is primarily attributable to related decreases in Same Store real estate taxes of $723,000 offset by an increase in Same Store operating and maintenance expenses of $320,000.

(3)     Bad debt decreased Same Store total rental revenue by $672,000, including $568,000 from cash basis accounting, during the six months ended June 30, 2021, as compared to a reduction of $3,172,000, including $1,078,000 from cash basis accounting, during the same period a year ago.

As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 97.2% of contractual base rent and common area maintenance reimbursables billed for the second quarter.

Operating expenses. The primary components of operating expenses for the six months ended June 30, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Operating Expenses	2021	2020	Change	% Change
Same Store
Operating and maintenance (1)	$9,836	$9,516	$320	3%
Real estate taxes (2)	8,198	8,921	(723)	(8)%
Same Store total	18,034	18,437	(403)	(2)%

Non-Same Store and affiliated company rents
Operating and maintenance	—	—	—	Not meaningful
Real estate taxes	—	—	—	Not meaningful
Affiliated company rents (3)	447	476	(29)	(6)%
Non-Same Store and affiliated company rents total	447	476	(29)	(6)%

Depreciation and amortization	14,118	13,941	177	1%

General and administrative (4)	10,364	9,744	620	6%

Total operating expenses	$42,963	$42,598	$365	1%

(1)    The $320,000 Same Store operating and maintenance cost increase included $233,000 in increased utility costs and $87,000 in increased other costs.

(2)    Real estate taxes included $659,000 more in favorable tax settlements than the same period in 2020.

(3)    Affiliated company rents are spaces that we lease from Pillarstone OP.

(4)    The general and administrative expense increase is attributable to a $1,657,000 increase in accrued bonus compensation, a $190,000 increase in share-based compensation costs and a $12,000 increase other G&A expenses, offset by a decrease in legal and professional fees of $1,239,000 primarily from a legal fee reimbursement of $750,000 received during the six month ended June 30, 2021 as part of a legal settlement with a property owner of a land parcel adjacent to a Whitestone property in Scottsdale, Arizona. For further discussion of the legal settlement see Footnote 17 “Commitments and Contingences.”

Other expenses (income). The primary components of other expenses (income) for the six months ended June 30, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Other Expenses (Income)	2021	2020	Change	% Change

Interest expense (1)	$12,275	$13,161	$(886)	(7)%
(Gain) loss on sale or disposal of assets, net (2)	(225)	864	(1,089)	(126)%
Interest, dividend and other investment income	(72)	(135)	63	(47)%
Total other expense	$11,978	$13,890	$(1,912)	(14)%

(1)    The $886,000 decrease in interest expense for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 included $585,000 from a decrease in the average outstanding notes payable from $665 million to $635 million, a $287,000 decrease from a decrease in the effective annual interest rate from 3.79% to 3.70%, and a $14,000 decrease in the amortization of loan fees.

(2)    During the six months ended June 30, 2021, we recognized a $0.3 million gain in connection with the sale of a retail building we completed on November 19, 2016. In 2016, we provided seller-financing for the retail building, Webster Pointe, and deferred the seller-financed portion of the gain until the principal payments were received. The purchaser of the building paid the remaining principal balance of $0.3 million during 2021. As of June 30, 2021, we have recognized all of the deferred gains associated with the retail building. During the six months ended June 30, 2020, we recognized a $0.4 million impairment on a long-lived asset intended for sale. The remainder of the losses recorded for the six months ended June 30, 2021 and June 30, 2020 were from asset disposals associated with tenant move outs.

Gain on sale of property from discontinued operations. During the six months ended June 30, 2021, we recognized a $1.8 million gain in connection with the sale of three office buildings we completed on December 31, 2014. We provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred the gain until principal payments on the seller-financed loans were received. The purchaser of the office buildings paid the remaining principal balance of $1.8 million during 2021. As of June 30, 2021 we have recognized all the deferred gains associated with the three office buildings.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $278,000 from $556,000 for the six months ended June 30, 2020 to $278,000 for the six months ended June 30, 2021. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Six Months Ended June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$58,847	$57,248	$1,599	3%
Management, transaction and other fees	532	622	(90)	(14)%
Total property revenues	59,379	57,870	1,509	3%

Property expenses
Property operation and maintenance	9,836	9,516	320	3%
Real estate taxes	8,198	8,921	(723)	(8)%
Total property expenses	18,034	18,437	(403)	(2)%

Total property revenues less total property expenses	41,345	39,433	1,912	5%

Same Store straight-line rent adjustments	(694)	619	(1,313)	(212)%
Same Store amortization of above/below market rents	(441)	(434)	(7)	2%
Same Store lease termination fees	(227)	(301)	74	(25)%

Same Store NOI(1)	$39,983	$39,317	$666	2%

(1)     See below for a reconciliation of property net operating income to net income.

	Six Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2021	2020
Net income attributable to Whitestone REIT	$6,541	$2,022
General and administrative expenses	10,364	9,744
Depreciation and amortization	14,118	13,941
Equity in earnings of real estate partnership	(278)	(556)
Interest expense	12,275	13,161
Interest, dividend and other investment income	(72)	(135)
Provision for income taxes	174	183
Gain on sale of property from discontinued operations	(1,833)	—
Management fee, net of related expenses	163	165
(Gain) loss on sale or disposal of assets, net	(225)	864
NOI of real estate partnership (pro rata)	1,843	2,260
Net income attributable to noncontrolling interests	118	44
NOI	$43,188	$41,693
Non-Same Store NOI (1)	—	—
NOI of real estate partnership (pro rata)	(1,843)	(2,260)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	41,345	39,433
Same Store straight-line rent adjustments	(694)	619
Same Store amortization of above/below market rents	(441)	(434)
Same Store lease termination fees	(227)	(301)
Same Store NOI (2)	$39,983	$39,317

(1)    We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the six months ended June 30, 2021 to the six months ended June 30, 2020, Non-Same Store includes properties acquired between January 1, 2020 and June 30, 2021 and properties sold between January 1, 2020 and June 30, 2021, but not included in discontinued operations.

(2)    We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the six months ended June 30, 2021 to the six months ended June 30, 2020, Same Store includes properties owned before January 1, 2020 and not sold before June 30, 2021. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO (NAREIT) AND FFO-CORE	2021	2020	2021	2020
Net income attributable to Whitestone REIT	$5,126	$410	$6,541	$2,022
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	7,068	6,909	14,048	13,818
Depreciation and amortization of real estate assets of real estate partnership (pro rata)	409	427	814	876
(Gain) loss on sale or disposal of assets, net	(224)	657	(225)	864
Gain on sale of property from discontinued operations	(1,833)	—	(1,833)	—
(Gain) loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	(20)	1	(20)	54
Net income attributable to noncontrolling interests	92	9	118	44
FFO (NAREIT)	10,618	8,413	$19,443	$17,678
Adjustments to reconcile to FFO Core
Share-based compensation expense	1,244	1,196	$2,712	$2,522
FFO Core	$11,862	$9,609	$22,155	$20,200

(1)    Includes pro-rata share attributable to real estate partnership.

(2)    Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

Property Net Operating Income (“NOI”)

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and our pro rata share of NOI of equity method investments, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2021	2020	2021	2020
Net income attributable to Whitestone REIT	$5,126	$410	$6,541	$2,022
General and administrative expenses	4,730	4,644	10,364	9,744
Depreciation and amortization	7,105	6,970	14,118	13,941
Equity in earnings of real estate partnership	(189)	(364)	(278)	(556)
Interest expense	6,143	6,468	12,275	13,161
Interest, dividend and other investment income	(23)	(73)	(72)	(135)
Provision for income taxes	87	96	174	183
Gain on sale of property from discontinued operations	(1,833)	—	(1,833)	—
Management fee, net of related expenses	83	56	163	165
(Gain) loss on sale or disposal of assets, net	(224)	657	(225)	864
NOI of real estate partnership (pro rata)	952	1,164	1,843	2,260
Net income attributable to noncontrolling interests	92	9	118	44
NOI	$22,049	$20,037	$43,188	$41,693

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

 During the six months ended June 30, 2021, our cash provided from operating activities was $14,089,000 and our total distributions were $9,247,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $4,842,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. On February 10, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP unit, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution. The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve. As of June 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $55.1 million remaining availability under the revolving credit facility.

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

We are unable to predict and determine the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in the long term. We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of the revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of June 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $55.1 million remaining availability under the revolving credit facility. As of June 30, 2021, we have cash, cash equivalents and restricted cash of approximately $22.5 million.
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

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the three and six months ended June 30, 2021, we sold 3,024,980 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $25.4 million. In connection with such sales, we paid compensation of approximately $386,000 to the sales agents. During the three months ended June 30, 2020 we did not sell shares under the 2019 equity distribution agreements. During the six months ended June 30, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $22,485,000 as of June 30, 2021, as compared to $25,956,000 on December 31, 2020.  The decrease of $3,471,000 was primarily the result of the following:

Sources of Cash

•Cash flow from operations of $14,089,000 for the six months ended June 30, 2021;

•Proceeds from issuance of common shares, net of offering costs of $25,340,000;

Uses of Cash

•Net payments of credit facility $30,000,000;

•Payment of distributions to common shareholders and OP unit holders of $9,247,000;

•Additions to real estate of $3,499,000;

•Repurchase of common shares of $428,000; and

•Payments of notes payable of $1,559,000.

 We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2021	December 31, 2020
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,523	18,687
$20.2 million 4.28% Note, due June 6, 2023	18,016	18,222
$14.0 million 4.34% Note, due September 11, 2024	13,108	13,236
$14.3 million 4.34% Note, due September 11, 2024	13,894	14,014
$15.1 million 4.99% Note, due January 6, 2024	14,037	14,165
$2.6 million 5.46% Note, due October 1, 2023	2,314	2,339
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 3.25% Note, due December 28, 2021	924	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	89,500	119,500
Total notes payable principal	615,316	645,163
Less deferred financing costs, net of accumulated amortization	(875)	(978)
Total notes payable	$614,441	$644,185

(1)    Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 at 1.73%.

(2)     Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

Scheduled maturities of our outstanding debt as of June 30, 2021 were as follows (in thousands):

Year	Amount Due
2021 (remaining)	$1,981
2022	101,684
2023	117,363
2024	228,574
2025	17,143
Thereafter	148,571
Total	$615,316

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of June 30, 2021, the interest rate on the 2019 Revolver was 1.75%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30 million under the 2019 Revolver, which we subsequently paid down in the fourth quarter of 2020. As of June 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $55.1 million remaining availability under the 2019 Revolver. As of June 30, 2021, $354.5 million was drawn on the 2019 Facility. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

As of June 30, 2021, our $159.9 million in secured debt was collateralized by seven properties with a carrying value of $248.8 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2021, we were in compliance with all loan covenants.

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
The timing and frequency of our distributions are authorized and declared by our board of trustees in exercise of its business judgment based upon a number of factors, including:
•our funds from operations;
•our debt service requirements;
•our capital expenditure requirements for our properties;
•our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;
•requirements of Maryland law;
•our overall financial condition; and
•other factors deemed relevant by our board of trustees.
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

During the six months ended June 30, 2021, we paid distributions to our common shareholders and OP unit holders of $9.2 million, compared to $16.7 million in the six months ended June 30, 2020.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2020 and the six months ended June 30, 2021 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2021
Second Quarter	$0.1075	$4,602	$0.1075	$83	$4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.2133	$9,082	$0.2133	$165	$9,247

2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

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

Fixed Interest Rate Debt

As of June 30, 2021, $525.8 million, or approximately 85% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2021 of approximately 4.1% per annum with scheduled maturities ranging from 2022 to 2029 (see Note 7 (Debt)) to the accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $15.8 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2021, $89.5 million, or approximately 15% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.9 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)    Not applicable.

(c)    During the three months ended June 30, 2021, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	—	$—	N/A	N/A
May 1, 2021 through May 31, 2021	—	—	N/A	N/A
June 1, 2021 through June 30, 2021	14,013	8.25	N/A	N/A
Total	14,013	$8.25

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

10.1+	Form of Restricted Common Share Unit Award Agreement (time-based)

10.2+	Form of Restricted Common Share Unit Award Agreement (performance-based)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information of the Registrant for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31 and June 30, 2021 and 2020 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	August 6, 2021	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)