Form 10-Q
period 2021-09-30
Whitestone REIT
filed 2021-11-01
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, there were 49,113,056 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,165,274	$1,106,426
Accumulated depreciation	(183,383)	(163,712)
Total real estate assets	981,891	942,714
Investment in real estate partnership	34,408	33,979
Cash and cash equivalents	10,858	25,777
Restricted cash	106	179
Escrows and acquisition deposits	10,437	9,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	21,991	23,009
Receivable due from related party	651	335
Unamortized lease commissions, legal fees and loan costs	8,356	7,686
Prepaid expenses and other assets(1)	2,371	2,049
Total assets	$1,071,069	$1,045,002

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$618,649	$644,185
Accounts payable and accrued expenses(2)	44,563	50,918
Payable due to related party	530	125
Tenants' security deposits	7,718	6,916
Dividends and distributions payable	5,333	4,532
Total liabilities	676,793	706,676
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 48,839,594 and 42,391,316 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	48	42
Additional paid-in capital	618,963	562,250
Accumulated deficit	(221,277)	(215,809)
Accumulated other comprehensive loss	(9,726)	(14,400)
Total Whitestone REIT shareholders' equity	388,008	332,083
Noncontrolling interest in subsidiary	6,268	6,243
Total equity	394,276	338,326
Total liabilities and equity	$1,071,069	$1,045,002

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
(1) Operating lease right of use assets (net)	$316	$592
(2) Operating lease liabilities	$323	$603

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental(1)	$32,069	$28,868	$90,916	$86,116
Management, transaction, and other fees	375	1,032	1,191	1,965
Total revenues	32,444	29,900	92,107	88,081

Operating expenses
Depreciation and amortization	7,340	7,171	21,458	21,112
Operating and maintenance	5,789	5,029	16,072	15,021
Real estate taxes	4,589	4,670	12,787	13,591
General and administrative	5,672	5,860	16,036	15,604
Total operating expenses	23,390	22,730	66,353	65,328

Other expenses (income)
Interest expense	6,142	6,400	18,417	19,561
(Gain) loss on sale or disposal of assets, net	48	18	(177)	882
Interest, dividend and other investment income	(31)	(71)	(103)	(206)
Total other expenses	6,159	6,347	18,137	20,237

Income before equity investment in real estate partnership and income tax	2,895	823	7,617	2,516

Equity in earnings of real estate partnership	151	196	429	752
Provision for income tax	(100)	(105)	(274)	(288)
Income from continuing operations	2,946	914	7,772	2,980

Gain on sale of property from discontinued operations	—	—	1,833	—
Income from discontinued operations	—	—	1,833	—

Net income	2,946	914	9,605	2,980

Less: Net income attributable to noncontrolling interests	47	14	165	58

Net income attributable to Whitestone REIT	$2,899	$900	$9,440	$2,922

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.06	$0.02	$0.17	$0.07
Income from discontinued operations attributable to Whitestone REIT	—	—	0.04	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.06	$0.02	$0.21	$0.07
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.06	$0.02	$0.17	$0.07
Income from discontinued operations attributable to Whitestone REIT	—	—	0.04	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.06	$0.02	$0.21	$0.07

Weighted average number of common shares outstanding:
Basic	46,883	42,346	44,268	42,202
Diluted	47,825	43,440	45,108	43,040

Consolidated Statements of Comprehensive Income (Loss)

Net income	$2,946	$914	$9,605	$2,980

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	1,273	1,241	4,783	(10,395)

Comprehensive income (loss)	4,219	2,155	14,388	(7,415)

Less: Net income attributable to noncontrolling interests	47	14	165	58
Less: Comprehensive income (loss) attributable to noncontrolling interests	20	43	82	(203)

Comprehensive income (loss) attributable to Whitestone REIT	$4,152	$2,098	$14,141	$(7,270)

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(1) Rental
Rental revenues	$23,177	$21,808	$67,041	$65,591
Recoveries	8,720	8,339	24,375	24,976
Bad debt	172	(1,279)	(500)	(4,451)
Total rental	$32,069	$28,868	$90,916	$86,116

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2020	42,391	$42	$562,250	$(215,809)	$(14,400)	$332,083	773	$6,243	$338,326
Issuance of shares under dividend reinvestment plan	2	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	(37)	—	(324)	—	—	(324)	—	—	(324)
Share-based compensation	223	1	1,397	—	—	1,398	—	—	1,398
Distributions - $0.1075 per common share / OP unit	—	—	—	(4,622)	—	(4,622)	—	(83)	(4,705)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	2,180	2,180	—	41	2,221
Net income	—	—	—	1,415	—	1,415	—	26	1,441
Balance, March 31, 2021	42,579	$43	$563,338	$(219,016)	$(12,220)	$332,145	773	$6,227	$338,372
Issuance of common shares - ATM Program, net of offering costs	3,025	2	25,369	—	—	25,371	—	—	25,371
Exchange offer costs	—	—	(31)	—	—	(31)	—	—	(31)
Issuance of shares under dividend reinvestment plan	1	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	(13)	—	(104)	—	—	(104)	—	—	(104)
Share-based compensation	101	—	1,177	—	—	1,177	—	—	1,177
Distributions - $0.1075 per common share / OP unit	—	—	—	(4,952)	—	(4,952)	—	(83)	(5,035)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	1,268	1,268	—	21	1,289
Reallocation of ownership between parent and subsidiary	—	—	—	—	(14)	(14)	—	14	—
Net income	—	—	—	5,126	—	5,126	—	92	5,218
Balance, June 30, 2021	45,693	$45	$589,764	$(218,842)	$(10,966)	$360,001	773	$6,271	$366,272
Issuance of common shares - ATM Program, net of offering costs	2,991	3	27,961	—	—	27,964	—	—	27,964
Exchange offer costs	—	—	(18)	—	—	(18)	—	—	(18)
Issuance of shares under dividend reinvestment plan	2	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	(28)	—	(250)	—	—	(250)	—	—	(250)
Share-based compensation	182	—	1,491	—	—	1,491	—	—	1,491
Distributions - $0.1075 per common share / OP unit	—	—	—	(5,334)	—	(5,334)	—	(83)	(5,417)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	1,253	1,253	—	20	1,273
Reallocation of ownership between parent and subsidiary	—	—	—	—	(13)	(13)	—	13	—
Net income	—	—	—	2,899		2,899	—	47	2,946
Balance, September 30, 2021	48,840	$48	$618,963	$(221,277)	$(9,726)	$388,008	773	$6,268	$394,276

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income from continuing operations	$7,772	$2,980
Net income from discontinued operations	1,833	—
Net income	9,605	2,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,458	21,112
Amortization of deferred loan costs	822	839
(Gain) loss on sale or disposal of assets and loan forgiveness, net	(177)	882
Bad debt	500	4,451
Share-based compensation	4,066	3,980
Equity in earnings of real estate partnership	(429)	(752)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(1,163)	522
Accrued rents and accounts receivable	518	(6,123)
Receivable due from related party	(316)	(825)
Unamortized lease commissions, legal fees and loan costs	(2,531)	(958)
Prepaid expenses and other assets	1,548	2,145
Accounts payable and accrued expenses	(1,572)	131
Payable due to related party	405	538
Tenants' security deposits	802	298
Net cash provided by operating activities	31,703	29,220
Cash flows from investing activities:
Acquisitions of real estate	(53,364)	—
Additions to real estate	(6,058)	(5,808)
Proceeds from note receivable	—	922
Net cash used in investing activities	(59,422)	(4,886)
Net cash provided by investing activities of discontinued operations	1,833	—
Cash flows from financing activities:
Distributions paid to common shareholders	(14,063)	(20,771)
Distributions paid to OP unit holders	(248)	(430)
Proceeds from issuance of common shares, net of offering costs	53,335	2,241
Payments of exchange offer costs	(49)	(43)
Proceeds from notes payable	—	1,734
Net proceeds from (payments of) credit facility	(25,000)	30,000
Repayments of notes payable	(2,403)	(11,514)
Repurchase of common shares	(678)	(2,076)
Net cash provided by (used in) financing activities	10,894	(859)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,992)	23,475
Cash, cash equivalents and restricted cash at beginning of period	25,956	15,643
Cash, cash equivalents and restricted cash at end of period (1)	$10,964	$39,118
(1)     For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,732	$18,790
Cash paid for taxes	$364	$353
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$284	$34
Financed insurance premiums	$1,712	$1,431
Value of shares issued under dividend reinvestment plan	$45	$74
Value of common shares exchanged for OP units	$—	$1,138
Change in fair value of cash flow hedge	$4,783	$(10,395)

	September 30,
	2021	2020
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,858	$38,990
Restricted cash	106	128
Total cash, cash equivalents and restricted cash	$10,964	$39,118

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended September 30, 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2021 and December 31, 2020, and the results of operations for the three and nine month periods ended September 30, 2021 and 2020, the consolidated statements of changes in equity for the three months periods ended March 31, June 30, and September 30, 2021 and 2020 and cash flows for the nine month periods ended September 30, 2021 and 2020.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2021 and December 31, 2020, Whitestone wholly owned 59 and 58 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of September 30, 2021, these properties consist of:

Consolidated Operating Portfolio

•53 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•one wholly owned property, Lakeside Market, that meets our Community Centered Properties® strategy containing approximately 0.2 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $52.9 million, and is classified as part of our new acquisition portfolio. Acquired properties are categorized in the new acquisition portfolio until the earlier of 90% occupancy or 18 months of ownership; and
•five parcels of land held for future development.

As of September 30, 2021, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

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
September 30, 2021
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of September 30, 2021 and December 31, 2020, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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
September 30, 2021
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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of September 30, 2021, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2021, approximately $109,000 and $75,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2021, approximately $312,000 and $225,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2020, approximately $122,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2020, approximately $362,000 and $231,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1,563,000 and $1,645,000 in share-based compensation for the three months ended September 30, 2021 and 2020, respectively, and we recognized $4,275,000 and $4,167,000 in share-based compensation for the nine months ended September 30, 2021 and 2020, respectively. We recognize forfeitures as they occur.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of September 30, 2021 and December 31, 2020, we had an allowance for uncollectible accounts of $15.9 million and $16.4 million, respectively. During the three months ending September 30, 2021 and 2020, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of a $0.2 million increase to revenue and a $1.3 million decrease to revenue, respectively, and during the nine months ending September 30, 2021 and 2020, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of a $0.5 million decrease to revenue and $4.5 million decrease to revenue, respectively. The three months ended September 30, 2021 included 63 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.02 million and $0.3 million, respectively, and the three months ended September 30, 2020 included 12 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.7 million and $0.1 million, respectively. The nine months ended September 30, 2021 included 63 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.6 million and $0.5 million, respectively, and the nine months ended September 30, 2020 included 84 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $1.8 million and $1.1 million, respectively.

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
September 30, 2021
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of September 30, 2021 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2021 (remaining)	$22,430
2022	85,338
2023	73,467
2024	59,880
2025	44,171
Thereafter	125,750
Total	$411,036

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
September 30, 2021
(Unaudited)
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	September 30, 2021
2021 (remaining)	$100
2022	109
2023	63
2024	41
2025	31
Thereafter	1
Total undiscounted rental payments	345
Less imputed interest	22
Total lease liabilities	$323

For each of the three months ended September 30, 2021 and 2020, the total lease costs were $253,000, and for the nine months ended September 30, 2021 and 2020, the total lease costs were $778,000 and $809,000, respectively. The weighted average remaining lease term for our operating leases was 2.4 years at September 30, 2021. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at September 30, 2021.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2021	December 31, 2020

Tenant receivables	$19,898	$22,956
Accrued rents and other recoveries	17,833	16,348
Allowance for doubtful accounts	(15,919)	(16,426)
Other receivables	179	131
Total	$21,991	$23,009

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2021	December 31, 2020

Leasing commissions	$12,686	$10,380
Deferred legal cost	365	373
Deferred financing cost	3,898	3,898
Total cost	16,949	14,651
Less: leasing commissions accumulated amortization	(5,967)	(5,029)
Less: deferred legal cost accumulated amortization	(239)	(216)
Less: deferred financing cost accumulated amortization	(2,387)	(1,720)
Total cost, net of accumulated amortization	$8,356	$7,686

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower,” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 non-core properties that do not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”), issued at a price of $1.331 per Pillarstone OP Unit; and (2) the assumption of approximately $65.9 million of liabilities, consisting of (a) approximately $15.5 million of our liability under the 2018 Facility (as defined in Note 7 (Debt)); (b) an approximately $16.3 million promissory note of Uptown Tower under the Loan Agreement, dated as of September 26, 2013, between Uptown Tower, as borrower, and U.S. Bank, National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender; and (c) an approximately $34.1 million promissory note (the “Industrial-Office Promissory Note”) of Industrial-Office issued under the Loan Agreement, dated as of November 26, 2013 (the “Industrial-Office Loan Agreement”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Contribution”).

In connection with the Contribution, (1) with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a Management Agreement with the Entity that owns such Pillarstone Property and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Pillarstone Property (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Pillarstone Property in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Pillarstone Property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Pillarstone Property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The initial term of each Management Agreement expired on December 31, 2017, after which each Management Agreement became automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of September 30, 2021.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		September 30, 2021	December 31, 2020
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,408	$33,979
Total real estate partnership(2)		$34,408	$33,979

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing eight property interests and 926,798 square feet of GLA, as of September 30, 2021 and December 31, 2020.

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Pillarstone OP	$151	$196	$429	$752

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	September 30, 2021	December 31, 2020

Assets:
Real estate, net	$48,563	$49,113
Other assets	8,442	7,657
Total assets	57,005	56,770
Liabilities and equity:
Notes payable	14,988	15,185
Other liabilities	3,349	3,533
Equity	38,668	38,052
Total liabilities and equity	57,005	56,770
Company’s share of equity	31,494	30,992
Cost of investment in excess of the Company’s share of underlying net book value	2,914	2,987
Carrying value of investment in real estate partnership	$34,408	$33,979

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$2,379	$2,371	$6,843	$7,396
Operating expenses	(1,787)	(1,713)	(5,184)	(5,195)
Other expenses	(351)	(391)	(1,033)	(1,184)
Net income	$241	$267	$626	$1,017

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for the three months periods ended September 30, 2021 and 2020 is $45,000 and $27,000, respectively, and for the nine months periods ended September 30, 2021 and 2020 is $81,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended September 30, 2021 and 2020, the amortization of the guarantee liability was approximately $18,000 and $10,000, respectively, and for the nine months ended September 30, 2021 and 2020, the amortization of the guarantee liability was approximately $28,000 and $29,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2021	December 31, 2020
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,442	18,687
$20.2 million 4.28% Note, due June 6, 2023	17,914	18,222
$14.0 million 4.34% Note, due September 11, 2024	13,044	13,236
$14.3 million 4.34% Note, due September 11, 2024	13,834	14,014
$15.1 million 4.99% Note, due January 6, 2024	13,973	14,165
$2.6 million 5.46% Note, due October 1, 2023	2,302	2,339
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 3.25% Note, due December 28, 2021	463	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	94,500	119,500
Total notes payable principal	619,472	645,163
Less deferred financing costs, net of accumulated amortization	(823)	(978)
Total notes payable	$618,649	$644,185

(1)    Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(2)    Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. The Company is monitoring the developments with respect to the phasing out of LIBOR after 2021 and working with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
September 30, 2021
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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of September 30, 2021, the interest rate on the 2019 Revolver was 1.73%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver, which we subsequently paid down in the fourth quarter of 2020. As of September 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $81.8 million remaining availability under the 2019 Revolver. As of September 30, 2021, $359.5 million was drawn on the 2019 Facility, and $0.5 million was outstanding under a standby letter of credit. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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
September 30, 2021
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

As of September 30, 2021, our $159.5 million in secured debt was collateralized by seven properties with a carrying value of $248.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2021, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2021 were as follows (in thousands):

Year	Amount Due
2021 (remaining)	$1,138
2022	101,683
2023	122,363
2024	228,574
2025	17,143
Thereafter	148,571
Total	$619,472

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

September 30, 2021
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(9,879)

December 31, 2020
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(14,663)

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
September 30, 2021
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended September 30, 2021	$1,273	Interest expense	$(1,401)
Three Months Ended September 30, 2020	$1,241	Interest expense	$(1,217)

Nine Months Ended September 30, 2021	$4,783	Interest expense	$(4,057)
Nine Months Ended September 30, 2020	$(10,395)	Interest expense	$(2,388)

(1)    There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and nine months ended September 30, 2021 and 2020.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2021 and 2020, 772,775 and 776,233 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2021 and 2020, 772,775 and 836,148 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Income from continuing operations	$2,946	$914	$7,772	$2,980
Less: Net income attributable to noncontrolling interests	(47)	(14)	(132)	(58)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	2,899	900	7,640	2,922
Income from discontinued operations	—	—	1,833	—
Less: Net income attributable to noncontrolling interests	—	—	(33)	—
Income from discontinued operations attributable to Whitestone REIT	—	—	1,800	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2,899	$900	$9,440	$2,922

Denominator:
Weighted average number of common shares - basic	46,883	42,346	44,268	42,202
Effect of dilutive securities:
Unvested restricted shares	942	1,094	840	838
Weighted average number of common shares - dilutive	47,825	43,440	45,108	43,040

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.02	$0.17	$0.07
Income from discontinued operations attributable to Whitestone REIT	—	—	0.04	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.06	$0.02	$0.21	$0.07
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.06	$0.02	$0.17	$0.07
Income from discontinued operations attributable to Whitestone REIT	—	—	0.04	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.06	$0.02	$0.21	$0.07

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2021 and 2020, we recognized approximately $99,000 and $105,000 in margin tax provision, respectively, and for the nine months ended September 30, 2021 and 2020, we recognized approximately $273,000 and $285,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the nine months ended September 30, 2021, we sold 6,016,148 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $53.3 million. In connection with such sales, we paid compensation of approximately $812,000 to the sales agents. During the three months ended September 30, 2021, we sold 2,991,168 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $28.0 million. In connection with such sales, we paid compensation of approximately $426,000 to the sales agents. During the three months ended September 30, 2020, we did not sell shares under the 2019 equity distribution agreements. During the nine months ended September 30, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2021, we owned a 98.4% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2021 and December 31, 2020, there were 49,491,529 and 43,043,251 OP units outstanding, respectively.  We owned 48,718,754 and 42,270,476 OP units as of September 30, 2021 and December 31, 2020, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.4% and 98.2% for the three months ended September 30, 2021 and 2020, respectively, and approximately 98.3% and 98.1% for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, 0 and 1,331 OP units, respectively, were redeemed for an equal number of common shares, and during the nine months ended September 30, 2021 and 2020, 0 and 132,990 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2020 and the nine months ended September 30, 2021 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2021
Third Quarter	$0.1075	$4,981	$0.1075	$83	$5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.3208	$14,063	$0.3208	$248	$14,311

2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

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
September 30, 2021
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
September 30, 2021
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

On March 17, 2021, the Compensation Committee approved the grant of an aggregate of 2,490 common share units under the 2018 Plan to certain of our employees. The common share units had a grant date fair value of $10.04 each and vested immediately.

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

On September 30, 2021, the Compensation Committee approved the grant of an aggregate of 5,500 time-based restricted common share units under the 2018 Plan to certain of our employees. The time-based common share units had a grant date fair value of $9.06 each and vest annually in three equal installments.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	2,903,846	$9.45
Granted	874,390	5.87
Vested	(609,335)	10.35
Forfeited	(60,855)	7.25
Non-vested at September 30, 2021	3,108,046	8.31
Available for grant at September 30, 2021	—

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2021 and years ended December 31, 2020 and 2019 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine Months Ended September 30, 2021	874,390	$5.87	(609,335)	$6,309
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352

Total compensation recognized in earnings for share-based payments was $1,563,000 and $1,645,000 for the three months ended September 30, 2021 and 2020, respectively, and $4,275,000 and $4,167,000 for the nine months ended September 30, 2021 and 2020, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 885,000 CIC Units, to vest over the next 33 months. As of September 30, 2021, there was approximately $3.5 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 27 months, and approximately $5.7 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on July 1, 2021.

We expect to record approximately $5.9 million in non-cash share-based compensation expense in 2021 and $7.6 million subsequent to 2021. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 24 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. The TSR Units issued in 2017 and 2018 vested at 200% and 50% attainment, respectively, based on the TSR Peer Group Ranking, and, as of September 30, 2021, the TSR Peer Group Ranking called for attainment of 0% for the shares issued in 2019, 2020 and 2021. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2021	2020	2021	2020
Rent	Operating and maintenance	$(225)	$(225)	$(672)	$(701)
Property management fee income	Management, transaction, and other fees	$142	$144	$426	$455

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
17.  COMMITMENTS AND CONTINGENCIES

On December 12, 2017, a property owner that owns a land parcel adjacent to a Whitestone property filed suit against Whitestone Pinnacle of Scottsdale - Phase II, LLC (“Whitestone Pinnacle”), a wholly owned subsidiary of the Operating Partnership, alleging breach of contract and resulting in the delay of the construction of their assisted living facility. The claimant sought approximately $2.3 million in restitution from Whitestone Pinnacle. On June 28, 2021, the parties executed a confidential mutual settlement agreement and release resolving all claims between the parties, and the case has been dismissed.

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

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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
•uncertainties related to the national economy, the real estate industry in general and in our specific markets, including, but not limited to, the significant volatility and disruption in the global financial markets caused by the COVID-19 pandemic and the governmental and third party response to, the COVID-19 pandemic and its variant strains (including any proposed new regulation concerning mandatory COVID-19 vaccination of employees);
•legislative or regulatory changes, including changes to laws governing REITs and the impact of legislation such as the Tax Cuts and Jobs Act and proposed tax legislation by the Biden administration;
•increases in interest rates, operating costs or general and administrative expenses;
•inflation and supply chain disruptions;
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

In October 2006, our current management team joined the Company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties®.  We define Community Centered Properties® as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multi-cultural communities and tenants.

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

As of September 30, 2021, we wholly owned 59 commercial properties consisting of:

Consolidated Operating Portfolio

•53 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $962.2 million; and

Redevelopment, New Acquisitions Portfolio

•one wholly owned property, Lakeside Market, that meets our Community Centered Properties® strategy containing approximately 0.2 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $52.9 million, and is classified as part of our new acquisition portfolio. Acquired properties are categorized in the new acquisition portfolio until the earlier of 90% occupancy or 18 months of ownership; and

•five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $19.7 million.

As of September 30, 2021, we had an aggregate of 1,509 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.7% of our annualized rental revenues for the nine months ended September 30, 2021.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 289 new and renewal leases during the nine months ended September 30, 2021, totaling 720,564 square feet and approximately $93.7 million in total lease value.  This compares to 222 new and renewal leases totaling 658,754 square feet and approximately $56.5 million in total lease value during the same period in 2020.

We employed 91 full-time employees as of September 30, 2021.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of September 30, 2021, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Impact of COVID-19

The following discussion is intended to provide our shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of November 1, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition, and that of our tenants, for future periods.

In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental and third party actions to contain the spread of the pandemic (including any proposed new regulation concerning mandatory COVID-19 vaccination of employee) and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, possible resurgences of COVID-19 cases, whether due to the spread of any variants of the virus or otherwise, in future periods and how quickly and to what extent normal economic and operating conditions can resume.

Our portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report on Form 10-Q, all of our properties are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates.
•Included in our adjustments to rental revenue for the nine months ending September 30, 2021, was a bad debt adjustment of $0.6 million and a straight-line rent reserve adjustment of $0.5 million related to credit loss for the conversion of 63 tenants to cash basis revenue as a result of COVID-19 collectability analysis.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of September 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $81.8 million of remaining availability under our revolving credit facility. We have cash, cash equivalents and restricted cash of approximately $11.0 million as of September 30, 2021.
•Our board of trustees has reduced our quarterly dividend from $0.2850 per share in the first quarter of 2020 to $0.1075 per common share and OP unit for the third quarter of 2021. The board of trustees will regularly reassess the dividend level.
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

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $32.4 million and $29.9 million for the three months ended September 30, 2021 and 2020, respectively, and $92.1 million and $88.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Over the past three years, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. Included in our adjustments to rental revenue for the conversion of 63 tenants to cash basis revenue was a bad debt adjustment of $0.02 million and a straight-line rent reserve adjustment of $0.3 million for the three months ending September 30, 2021, and a bad debt adjustment of $0.6 million and a straight-line rent reserve adjustment of $0.5 million for the nine months ending September 30, 2021. We are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2021, approximately 19% of our GLA was subject to leases that expire prior to December 31, 2022.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 83% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Acquisitions

We seek to grow our GLA through the acquisition of additional properties, and we are carefully evaluating development and redevelopment activities on a case-by-case basis. We have extensive relationships with community banks, attorneys, title companies, and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline.

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

Leasing Activity

As of September 30, 2021, we owned 59 properties with 5,116,220 square feet of GLA and our occupancy rate for all properties was approximately 90% and 89% occupied as of September 30, 2021 and 2020, respectively. The following is a summary of the Company’s leasing activity for the nine months ended September 30, 2021:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	160	413,457	4.9	$5.12	$21.78	$21.51	10.7%
New Leases	58	114,752	5.9	17.41	24.24	26.01	4.6%
Total	218	528,209	5.1	$7.79	$22.31	$22.49	9.1%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	10	24,900	4.6	$5.30	$21.70
New Leases	61	167,455	6.0	16.11	22.83
Total	71	192,355	5.8	$14.71	$22.69

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

(5)    Contractual minimum rent under the prior lease for the final month.

Capital Expenditures

The following is a summary of the Company's capital expenditures for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capital expenditures:
Tenant improvements and allowances	$463	$1,820	$1,423	$3,048
Developments / redevelopments	371	95	1,107	474
Leasing commissions and costs	632	235	2,360	913
Maintenance capital expenditures	1,725	840	3,528	2,286
Total capital expenditures	$3,191	$2,990	$8,418	$6,721

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the nine months ended September 30, 2021.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The comparability of our results of operations for the three months ended September 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a summary comparison of our results of operations and other metrics for the three months ended September 30, 2021 and 2020 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended September 30,
	2021	2020
Number of properties owned and operated	59	58
Aggregate GLA (sq. ft.)	5,116,220	4,848,652
Ending occupancy rate - operating portfolio (1)	90%	89%
Ending occupancy rate	90%	89%

Total revenues	$32,444	$29,900
Total operating expenses	23,390	22,730
Total other expense	6,159	6,347
Income before equity investment in real estate partnership and income tax	2,895	823
Equity in earnings of real estate partnership	151	196
Provision for income tax	(100)	(105)
Income from continuing operations	2,946	914
Gain on sale of property from discontinued operations	—	—
Net income	2,946	914
Less: Net income attributable to noncontrolling interests	47	14
Net income attributable to Whitestone REIT	$2,899	$900

Funds from operations(2)	$10,740	$8,467
Funds from operations core(3)	12,303	10,112
Property net operating income(4)	23,152	21,272
Distributions paid on common shares and OP units	5,064	4,511
Distributions per common share and OP unit	$0.1075	$0.1050
Distributions paid as a percentage of funds from operations core	41%	45%

(1)     Excludes new acquisitions through the earlier of attainment of 90% occupancy or 18 months of ownership.

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

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended September 30, 2021 to the three months ended September 30, 2020, Same Store includes properties owned during the entire period from July 1, 2020 to September 30, 2021. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Revenue	2021	2020	Change	% Change
Same Store
Rental revenues (1)	$22,423	$21,808	$615	3%
Recoveries	8,450	8,339	111	1%
Bad debt (2)	183	(1,279)	1,462	Not meaningful
Total rental	31,056	28,868	2,188	8%
Other revenues (3)	231	888	(657)	(74)%
Same Store Total	31,287	29,756	1,531	5%

Non-Same Store and Management Fees
Rental revenues (4)	754	—	754	Not meaningful
Recoveries (4)	270	—	270	Not meaningful
Bad debt (4)	(11)	—	(11)	Not meaningful
Total rental	1,013	—	1,013	Not meaningful
Other revenues (4)	1	—	1	Not meaningful
Management fees	143	144	(1)	(1)%
Non-Same Store and Management Fees Total	1,157	144	1,013	703%

Total revenue	$32,444	$29,900	$2,544	9%

(1)     The Same Store rental revenues increase of $615,000 resulted from a increase of $236,000 from higher average leased square feet from 4,412,662 to 4,459,582, and an increase of $379,000 from higher average rent per leased square foot from $19.77 to $20.11. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $254,000 and $124,000 for the three months ended September 30, 2021 and September 30, 2020, respectively.

(2)     Recoveries of bad debt increased Same Store total rental revenue to $183,000, including decreases from bad debt of $24,000 from cash basis accounting, during the three months ended September 30, 2021, as compared to a reduction of $1,279,000, including $743,000 from cash basis accounting, during the same period a year ago.

(3)     The $657,000 decrease in Same Store other revenues was primarily comprised of $648,000 in lower termination fees.

(4)     On July 8, 2021, we acquired Lakeside Market, a 163,000 square-foot open-air shopping center, located at 5809 Preston Road in Plano, Texas.

Operating expenses. The primary components of operating expenses for the three months ended September 30, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Operating Expenses	2021	2020	Change	% Change
Same Store
Operating and maintenance (1)	$5,460	$4,804	$656	14%
Real estate taxes (2)	4,408	4,670	(262)	(6)%
Same Store total	9,868	9,474	394	4%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	103	—	103	Not meaningful
Real estate taxes (3)	181	—	181	Not meaningful
Affiliated company rents (4)	226	225	1	—%
Non-Same Store and affiliated company rents total	510	225	285	127%
Depreciation and amortization	7,340	7,171	169	2%
General and administrative	5,672	5,860	(188)	(3)%
Total operating expenses	$23,390	$22,730	$660	3%

(1)    The $656,000 Same Store operating and maintenance cost increase included $318,000 in increased repair costs and $338,000 in increased labor and other costs. Cost saving initiatives implemented by the Company in March of 2020 in response to the COVID-19 pandemic generally lowered operating and maintenance costs during three months ended September 30, 2020. Operating and maintenance costs were closer to normal levels during the three months ended September 30, 2021.

(2)    Some of our properties have lower real estate tax valuations for the 2021 tax year as a result of the decreased occupancy and net operating income during the year ended December 31, 2020, generally resulting from the COVID-19 pandemic.

(3)     On July 8, 2021, we acquired Lakeside Market, a 163,000 square-foot open-air shopping center, located at 5809 Preston Road in Plano, Texas.

(4)    Affiliated company rents are spaces that we lease from Pillarstone OP.

Other expenses (income). The primary components of other expenses (income) for the three months ended September 30, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Other Expenses (Income)	2021	2020	Change	% Change

Interest expense (1)	$6,142	$6,400	$(258)	(4)%
Loss on sale or disposal of assets, net	48	18	30	167%
Interest, dividend and other investment income	(31)	(71)	40	(56)%
Total other expense	$6,159	$6,347	$(188)	(3)%

(1)    The $258,000 decrease in interest expense for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 included $501,000 from a decrease in the average outstanding notes payable from $671 million to $617 million offset by a $246,000 increase from an increase in the effective annual interest rate from 3.65% to 3.81%, and a $3,000 decrease in the amortization of loan fees.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $45,000 from $196,000 for the three months ended September 30, 2020 to $151,000 for the three months ended September 30, 2021. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$31,056	$28,868	$2,188	8%
Management, transaction and other fees	231	888	(657)	(74)%
Total property revenues	31,287	29,756	1,531	5%

Property expenses
Property operation and maintenance	5,460	4,804	656	14%
Real estate taxes	4,408	4,670	(262)	(6)%
Total property expenses	9,868	9,474	394	4%

Total property revenues less total property expenses	21,419	20,282	1,137	6%

Same Store straight-line rent adjustments	(507)	(61)	(446)	731%
Same Store amortization of above/below market rents	(177)	(149)	(28)	19%
Same Store lease termination fees	(79)	(727)	648	(89)%

Same Store NOI(1)	$20,656	$19,345	$1,311	7%

(1)     See below for a reconciliation of property net operating income to net income.

	Three Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2021	2020
Net income attributable to Whitestone REIT	$2,899	$900
General and administrative expenses	5,672	5,860
Depreciation and amortization	7,340	7,171
Equity in earnings of real estate partnership	(151)	(196)
Interest expense	6,142	6,400
Interest, dividend and other investment income	(31)	(71)
Provision for income taxes	100	105
Management fee, net of related expenses	83	81
Loss on sale or disposal of assets, net	48	18
NOI of real estate partnership (pro rata)	1,003	990
Net income attributable to noncontrolling interests	47	14
NOI	$23,152	$21,272
Non-Same Store NOI (1)	(730)	—
NOI of real estate partnership (pro rata)	(1,003)	(990)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	21,419	20,282
Same Store straight-line rent adjustments	(507)	(61)
Same Store amortization of above/below market rents	(177)	(149)
Same Store lease termination fees	(79)	(727)
Same Store NOI (2)	$20,656	$19,345

(1)    We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended September 30, 2021 to the three months ended September 30, 2020, Non-Same Store includes properties acquired between July 1, 2020 and September 30, 2021 and properties sold between July 1, 2020 and September 30, 2021, but not included in discontinued operations.

(2)    We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended September 30, 2021 to the three months ended September 30, 2020, Same Store includes properties owned before July 1, 2020 and not sold before September 30, 2021. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The comparability of our results of operations for the nine months ended September 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The following table provides a summary comparison of our results of operations and other metrics for the nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share and per OP unit amounts):

	Nine Months Ended September 30,
	2021	2020
Number of properties owned and operated	59	58
Aggregate GLA (sq. ft.)	5,116,220	4,848,652
Ending occupancy rate - operating portfolio(1)	90%	89%
Ending occupancy rate	90%	89%

Total revenues	$92,107	$88,081
Total operating expenses	66,353	65,328
Total other expense	18,137	20,237
Income before equity investment in real estate partnership and income tax	7,617	2,516
Equity in earnings of real estate partnership	429	752
Provision for income tax	(274)	(288)
Income from continuing operations	7,772	2,980
Gain on sale of property from discontinued operations	1,833	—
Net income	9,605	2,980
Less: Net income attributable to noncontrolling interests	165	58
Net income attributable to Whitestone REIT	$9,440	$2,922

Funds from operations(2)	$30,183	$26,145
Funds from operations core(3)	34,458	30,312
Property net operating income(4)	66,340	62,965
Distributions paid on common shares and OP units	14,311	21,201
Distributions per common share and OP unit	$0.3209	$0.4950
Distributions paid as a percentage of funds from operations core	42%	70%

(1)     Excludes new acquisitions through the earlier of attainment of 90% occupancy or 18 months of ownership.

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

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020, Same Store includes properties owned during the entire period from January 1, 2020 to September 30, 2021. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Revenue	2021	2020	Change	% Change
Same Store
Rental revenues (1)	$66,287	$65,591	$696	1%
Recoveries	24,105	24,976	(871)	(3)%
Bad debt (2)	(489)	(4,451)	3,962	(89)%
Total rental	89,903	86,116	3,787	4%
Other revenues (3)	764	1,510	(746)	(49)%
Same Store Total	90,667	87,626	3,041	3%

Non-Same Store and Management Fees
Rental revenues (4)	754	—	754	Not meaningful
Recoveries (4)	270	—	270	Not meaningful
Bad debt (4)	(11)	—	(11)	Not meaningful
Total rental	1,013	—	1,013	Not meaningful
Other revenues (4)	1	—	1	Not meaningful
Management fees	426	455	(29)	(6)%
Non-Same Store and Management Fees Total	1,440	455	985	216%

Total revenue	$92,107	$88,081	$4,026	5%

(1)     The Same Store rental revenues increase of $696,000 resulted from an increase of $1,027,000 from the average rent per leased square foot increasing from $19.70 to $20.01 and a decrease of $331,000 from the decrease in the average leased square feet to 4,417,754 from 4,440,362. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $482,000 and $1,072,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

(2)     Bad debt decreased Same Store total rental revenue to $489,000, including $602,000 from cash basis accounting, during the nine months ended September 30, 2021, as compared to a reduction of $4,451,000, including $1,821,000 from cash basis accounting, during the same period a year ago.

(3)     The $746,000 decrease in Same Store other revenues was primarily comprised of $722,000 in lower termination fees.

(4)     On July 8, 2021, we acquired Lakeside Market, a 163,000 square-foot open-air shopping center, located at 5809 Preston Road in Plano, Texas.

Operating expenses. The primary components of operating expenses for the nine months ended September 30, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Operating Expenses	2021	2020	Change	% Change
Same Store
Operating and maintenance (1)	$15,297	$14,320	$977	7%
Real estate taxes (2)	12,606	13,591	(985)	(7)%
Same Store total	27,903	27,911	(8)	—%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	103	—	103	Not meaningful
Real estate taxes (3)	181	—	181	Not meaningful
Affiliated company rents (4)	672	701	(29)	(4)%
Non-Same Store and affiliated company rents total	956	701	255	36%
Depreciation and amortization	21,458	21,112	346	2%
General and administrative	16,036	15,604	432	3%
Total operating expenses	$66,353	$65,328	$1,025	2%

(1)    The $977,000 Same Store operating and maintenance cost increase included $322,000 in increased repair and maintenance cost, $221,000 in increased utilities and $434,000 in increased labor and other costs. Cost saving initiatives implemented by the Company in March of 2020 in response to the COVID-19 pandemic generally lowered operating and maintenance costs during nine months ended September 30, 2020. Operating and maintenance costs were closer to historical levels during the nine months ended September 30, 2021.

(2)    Some of our properties have lower real estate tax valuations for the 2021 tax year as a result of the decreased occupancy and net operating income during the year ended December 31, 2020, generally attributable to the COVID-19 pandemic.

(3)     On July 8, 2021, we acquired Lakeside Market, a 163,000 square-foot open-air shopping center, located at 5809 Preston Road in Plano, Texas.

(4)    Affiliated company rents are spaces that we lease from Pillarstone OP.

Other expenses (income). The primary components of other expenses (income) for the nine months ended September 30, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Other Expenses (Income)	2021	2020	Change	% Change

Interest expense (1)	$18,417	$19,561	$(1,144)	(6)%
(Gain) loss on sale or disposal of assets, net (2)	(177)	882	(1,059)	(120)%
Interest, dividend and other investment income	(103)	(206)	103	(50)%
Total other expense	$18,137	$20,237	$(2,100)	(10)%

(1)    The $1,144,000 decrease in interest expense for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 included $988,000 from a decrease in the average outstanding notes payable from $666 million to $631 million, a $139,000 decrease from a decrease in the effective annual interest rate from 3.75% to 3.72%, and a $17,000 decrease in the amortization of loan fees.

(2)    During the nine months ended September 30, 2021, we recognized a $0.3 million gain in connection with the sale of a retail building we completed on November 19, 2016. In 2016, we provided seller-financing for the retail building, Webster Pointe, and deferred the seller-financed portion of the gain until the principal payments were received. The purchaser of the building paid the remaining principal balance of $0.3 million during 2021. As of September 30, 2021, we have recognized all of the deferred gains associated with the retail building. During the nine months ended September 30, 2020, we recognized a $0.4 million loss on a long-lived asset intended for sale. The remainder of the losses recorded for the nine months ended September 30, 2021 and September 30, 2020 were from asset disposals associated with tenant move outs.

Gain on sale of property from discontinued operations. During the nine months ended September 30, 2021, we recognized a $1.8 million gain in connection with the sale of three office buildings we completed on December 31, 2014. We provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred the gain until principal payments on the seller-financed loans were received. The purchaser of the office buildings paid the remaining principal balance of $1.8 million during 2021. As of September 30, 2021 we have recognized all the deferred gains associated with the three office buildings.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $323,000 from $752,000 for the nine months ended September 30, 2020 to $429,000 for the nine months ended September 30, 2021. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Nine Months Ended September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$89,903	$86,116	$3,787	4%
Management, transaction and other fees	764	1,510	(746)	(49)%
Total property revenues	90,667	87,626	3,041	3%

Property expenses
Property operation and maintenance	15,297	14,320	977	7%
Real estate taxes	12,606	13,591	(985)	(7)%
Total property expenses	27,903	27,911	(8)	—%

Total property revenues less total property expenses	62,764	59,715	3,049	5%

Same Store straight-line rent adjustments	(1,201)	558	(1,759)	Not meaningful
Same Store amortization of above/below market rents	(618)	(584)	(34)	6%
Same Store lease termination fees	(306)	(1,028)	722	(70)%

Same Store NOI(1)	$60,639	$58,661	$1,978	3%

(1)     See below for a reconciliation of property net operating income to net income.

	Nine Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2021	2020
Net income attributable to Whitestone REIT	$9,440	$2,922
General and administrative expenses	16,036	15,604
Depreciation and amortization	21,458	21,112
Equity in earnings of real estate partnership	(429)	(752)
Interest expense	18,417	19,561
Interest, dividend and other investment income	(103)	(206)
Provision for income taxes	274	288
Gain on sale of property from discontinued operations	(1,833)	—
Management fee, net of related expenses	246	246
(Gain) loss on sale or disposal of assets, net	(177)	882
NOI of real estate partnership (pro rata)	2,846	3,250
Net income attributable to noncontrolling interests	165	58
NOI	$66,340	$62,965
Non-Same Store NOI (1)	(730)	—
NOI of real estate partnership (pro rata)	(2,846)	(3,250)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	62,764	59,715
Same Store straight-line rent adjustments	(1,201)	558
Same Store amortization of above/below market rents	(618)	(584)
Same Store lease termination fees	(306)	(1,028)
Same Store NOI (2)	$60,639	$58,661

(1)    We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020, Non-Same Store includes properties acquired between January 1, 2020 and September 30, 2021 and properties sold between January 1, 2020 and September 30, 2021, but not included in discontinued operations.

(2)    We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020, Same Store includes properties owned before January 1, 2020 and not sold before September 30, 2021. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Funds From Operations Core (“FFO Core”)

Management believes that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items vary from period to period, but may include legal settlements, proxy contest fees, debt extension costs, non-cash share-based compensation expense, rent support agreement payments received from sellers on acquired assets, management fees and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO (NAREIT) AND FFO-CORE	2021	2020	2021	2020
Net income attributable to Whitestone REIT	$2,899	$900	$9,440	$2,922
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	7,305	7,125	21,353	20,943
Depreciation and amortization of real estate assets of real estate partnership (pro rata)	440	386	1,254	1,262
(Gain) loss on sale or disposal of assets, net	48	18	(177)	882
Gain on sale of property from discontinued operations	—	—	(1,833)	—
(Gain) loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	1	24	(19)	78
Net income attributable to noncontrolling interests	47	14	165	58
FFO (NAREIT)	10,740	8,467	$30,183	$26,145
Adjustments to reconcile to FFO Core
Share-based compensation expense	1,563	1,645	4,275	4,167
FFO Core	$12,303	$10,112	$34,458	$30,312

(1)    Includes pro-rata share attributable to real estate partnership.

(2)    Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

Property Net Operating Income (“NOI”)

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, equity in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of property from discontinued operations, management fee (net of related expenses), gain or loss on sale or disposition of assets, and our pro rata share of NOI of equity method investments, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, equity in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of property from discontinued operations, management fee (net of related expenses) and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PROPERTY NET OPERATING INCOME	2021	2020	2021	2020
Net income attributable to Whitestone REIT	$2,899	$900	$9,440	$2,922
General and administrative expenses	5,672	5,860	16,036	15,604
Depreciation and amortization	7,340	7,171	21,458	21,112
Equity in earnings of real estate partnership	(151)	(196)	(429)	(752)
Interest expense	6,142	6,400	18,417	19,561
Interest, dividend and other investment income	(31)	(71)	(103)	(206)
Provision for income taxes	100	105	274	288
Gain on sale of property from discontinued operations	—	—	(1,833)	—
Management fee, net of related expenses	83	81	246	246
(Gain) loss on sale or disposal of assets, net	48	18	(177)	882
NOI of real estate partnership (pro rata)	1,003	990	2,846	3,250
Net income attributable to noncontrolling interests	47	14	165	58
NOI	$23,152	$21,272	$66,340	$62,965

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

 During the nine months ended September 30, 2021, our cash provided from operating activities was $31,703,000 and our total distributions were $14,311,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $17,392,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of our revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. On February 10, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP unit, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution. The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve. As of September 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $81.8 million remaining availability under the revolving credit facility.

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

Despite these challenges, we believe we have sufficient access to capital for the foreseeable future, but we can provide no assurance that, if the impact of the COVID-19 pandemic continues for an extended period of time or significantly worsens, that such capital will be available to us on attractive terms or at all.

We are unable to predict and determine the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in the long term. We have taken a number of proactive measures to maintain the strength of our business and manage the impact of the COVID-19 pandemic on our operations and liquidity, including the following:

•To ensure adequate liquidity for a sustained period, in March 2020, we drew down $30 million of the availability of the revolving credit facility as a precautionary measure to preserve our financial flexibility, which we subsequently paid down in the fourth quarter of 2020. As of September 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $81.8 million remaining availability under the revolving credit facility. As of September 30, 2021, we have cash, cash equivalents and restricted cash of approximately $11.0 million.
•Our board of trustees has reduced our quarterly dividend from $0.2850 per share in the first quarter of 2020 to $0.1075 per common share and OP unit for the third quarter of 2021. The board of trustees will regularly reassess the dividend level.
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

On April 30, 2020, we entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of our existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The PPP Loan was set to mature on May 6, 2022 (the “Maturity Date”), and accrued interest at 1.00% per annum and could be prepaid in whole or in part without penalty. Principal and interest were payable in 18 monthly installments of $96,864.28, beginning on December 6, 2020, plus a final payment equal to all unpaid principal and accrued interest on the Maturity Date. Pursuant to the CARES Act, we applied for and were granted forgiveness for all of the PPP Loan. Forgiveness was determined by the U.S. Small Business Administration based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. We intended to and used all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were eligible for forgiveness, subject to the provisions of the CARES Act. Based on the guidance in FASB ASC 405-20, “Liabilities - Extinguishment of Liabilities,” the PPP loan remains a liability until either (1) it is wholly or partially forgiven and we have been legally released, or (2) it is paid off. Since the loan was partially or wholly forgiven and legal release was received, the liability was reduced by the amount forgiven and a gain on extinguishment was recognized. The Company recognized a $1,734,000 gain for the PPP Loan forgiveness during the year ended December 31, 2020 based on the legal release from the U.S. Small Business Administration.

On May 15, 2019, our universal shelf registration statement on Form S-3 was declared effective by the SEC, which registers the issuance and sale by us of up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the nine months ended September 30, 2021, we sold 6,016,148 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $53.3 million. In connection with such sales, we paid compensation of approximately $812,000 to the sales agents. During the three months ended September 30, 2021, we sold 2,991,168 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $27.9 million. In connection with such sales, we paid compensation of approximately $426,000 to the sales agents. During the three months ended September 30, 2020 we did not sell shares under the 2019 equity distribution agreements. During the nine months ended September 30, 2020, we sold 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $2.2 million. In connection with such sales, we paid compensation of approximately $34,000 to the sales agents.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $10,964,000 as of September 30, 2021, as compared to $25,956,000 on December 31, 2020.  The decrease of $14,992,000 was primarily the result of the following:

Sources of Cash During the Nine Months Ended September 30, 2021

•Cash flow from operations of $31,703,000;

•Proceeds from issuance of common shares pursuant to the 2019 equity distribution agreement, net of offering costs of $53,286,000;

•Cash provided by investing activities of discontinued operations $1,833,000

Uses of Cash During the Nine Months Ended September 30, 2021

•Acquisition of real estate $53,364,000

•Net repayments under our credit facility of $25,000,000;

•Payment of distributions to common shareholders and OP unit holders of $14,311,000;

•Additions to real estate of $6,058,000;

•Repurchase of common shares from employees tendering common shares to satisfy tax withholding obligations of $678,000; and

•Payments of notes payable of $2,403,000.

 We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2021	December 31, 2020
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,442	18,687
$20.2 million 4.28% Note, due June 6, 2023	17,914	18,222
$14.0 million 4.34% Note, due September 11, 2024	13,044	13,236
$14.3 million 4.34% Note, due September 11, 2024	13,834	14,014
$15.1 million 4.99% Note, due January 6, 2024	13,973	14,165
$2.6 million 5.46% Note, due October 1, 2023	2,302	2,339
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.7 million 3.25% Note, due December 28, 2021	463	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	94,500	119,500
Total notes payable principal	619,472	645,163
Less deferred financing costs, net of accumulated amortization	(823)	(978)
Total notes payable	$618,649	$644,185

(1)    Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 at 1.73%.

(2)     Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

Scheduled maturities of our outstanding debt as of September 30, 2021 were as follows (in thousands):

Year	Amount Due
2021 (remaining)	$1,138
2022	101,683
2023	122,363
2024	228,574
2025	17,143
Thereafter	148,571
Total	$619,472

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of September 30, 2021, the interest rate on the 2019 Revolver was 1.73%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued after 2021. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30 million under the 2019 Revolver, which we subsequently paid down in the fourth quarter of 2020. As of September 30, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $81.8 million remaining availability under the 2019 Revolver. As of September 30, 2021, $359.5 million was drawn on the 2019 Facility, and $0.5 million was outstanding under a standby letter of credit.. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

As of September 30, 2021, our $159.5 million in secured debt was collateralized by seven properties with a carrying value of $248.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2021, we were in compliance with all loan covenants.

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

During the nine months ended September 30, 2021, we paid distributions to our common shareholders and OP unit holders of $14.3 million, compared to $21.2 million in the nine months ended September 30, 2020.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2020 and the nine months ended September 30, 2021 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2021
Third Quarter	$0.1075	$4,981	$0.1075	$83	$5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.3208	$14,063	$0.3208	$248	$14,311

2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

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

Fixed Interest Rate

As of September 30, 2021, $525.0 million, or approximately 85% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2021 of approximately 4.1% per annum with scheduled maturities ranging from 2022 to 2029. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $14.2 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2021, $94.5 million, or approximately 15% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.9 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)    Not applicable.

(c)    During the three months ended September 30, 2021, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 through July 30, 2021	26,169	$8.85	N/A	N/A
August 1, 2021 through August 31, 2021	—	—	N/A	N/A
September 1, 2021 through September 30, 2021	1,218	9.78	N/A	N/A
Total	27,387	$8.89

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

101
The following financial information of the Registrant for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31 and September 30, 2021 and 2020 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	November 1, 2021	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2021	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)