Form 10-K
period 2021-12-31
Whitestone REIT
filed 2022-03-11
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $376,965,526.
As of March 9, 2022, the registrant had 49,145,844 common shares of beneficial interest, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2022 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

WHITESTONE REIT
FORM 10-K
Year Ended December 31, 2021

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
•legislative or regulatory changes, including changes to laws governing REITs;
•adverse economic or real estate developments or conditions in Texas or Arizona, Houston and Phoenix in particular, including the potential impact of COVID-19 on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;
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

We are internally managed and, as of December 31, 2021, we wholly-owned a real estate portfolio of 60 properties that meet our Community Centered Property® strategy containing approximately 5.2 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Our consolidated property portfolio has a gross book value of approximately $1.2 billion and book equity, including noncontrolling interests, of approximately $399 million as of December 31, 2021.

Further, as of December 31, 2021, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

Our Strategy

In October 2006, we adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties®. We define Community Centered Properties® as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood. Those needs may include specialty retail, grocery, restaurants, medical, educational, financial services, entertainment and experiences. Our goal is for each property to become a Whitestone-branded retail community that serves a neighboring five-mile radius around our property. We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

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

◦Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. As of December 31, 2021, we wholly-owned 15 properties in Houston, nine properties in Dallas-Fort Worth, three properties in San Antonio, five properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

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

•Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we own (the “non-core properties”) may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

•Prudent Management of Capital Structure. Of our 60 properties, we currently have 53 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of debt, net of cash, to undepreciated book value of real estate assets, including our proportional share of real estate from our unconsolidated real estate partnership, that is at or less than 60%. As of December 31, 2021, our ratio of debt, net of cash, to undepreciated book value of real estate assets was 51%.

•Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2021, we owned a 98.5% interest in the Operating Partnership.

As of December 31, 2021, we wholly-owned a real estate portfolio consisting of 60 properties located in three states.  The aggregate occupancy rate of our portfolio was 91% based on GLA as of December 31, 2021.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2021, our total revenues were approximately $125.4 million.

Additionally, we, through our equity-method investment in Pillarstone, owned a majority interest in eight properties located in Dallas and Houston, Texas. The aggregate occupancy rate of the Pillarstone properties was 58% based on GLA as of December 31, 2021.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 11.8% of our total revenues for the year ended December 31, 2021. BLVD also accounted for 15.9% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2021.

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

Human Capital

We believe that our people are the heart of our culture, philosophy and strategy. Our employees are in direct contact with our tenants and the communities we serve. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. Employee engagement is critical to our long term success, so employees’ performance are reviewed annually. Employees are provided with equity incentives to align their interests with those of our shareholders. Every Whitestone associate is encouraged to be an owner by being issued with stock as part of their compensation package.

As of December 31, 2021, we had 86 full-time employees.

Diversity: We strive to create a culture of inclusivity and think of our shareholders, our tenants, and our communities as one. Every year, we hold diversity and sensitivity training for management and associates to reiterate the importance within our organization and to ensure that all associates practice this approach both internally and externally. We do not tolerate disrespectful or inappropriate behavior, unfair treatment, retaliation or harassment of any kind. In addition, pursuant to our bylaws, we seek to nominate trustees to the Board that represent a diversity of experience, gender, race, ethnicity and age. Though we have no formal policy addressing diversity, any individual who does not satisfy the qualifications above is not eligible for nomination or election as a trustee. This commitment to diversity applies across our Company.

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

We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us, nor can we predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

We may be required to expend resources to correct defects or to make improvements before a property can be sold. We cannot assure that we will have funds available to correct those defects or to make those improvements, which may impede our ability to sell a property. Further, we may agree to transfer restrictions that materially restrict us from selling a property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions could impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would further contribute to the illiquid character of real estate properties and impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

We depend on our tenants to operate their businesses in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the COVID-19 pandemic has affected customers’ willingness to frequent some of our tenants’ businesses, which has impacted and may continue to impact their ability to fulfill their obligations to us. Cash flow generated by the businesses of certain tenants may not be sufficient for such tenants to meet their obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness and make distributions to our shareholders could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationships with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms.

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

Our properties are subject to property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the properties, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space.

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

We compete with a number of developers, owners and operators of commercial real estate, many of whom own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when their leases expire. This competitive environment could have a material adverse effect on our ability to lease our properties or any newly developed or acquired property, as well as on the rents charged.

Our acquisition strategy includes acquiring distressed commercial real estate, and we could face significant competition from other investors, REITs, hedge funds, private equity funds and other private real estate investors with greater financial resources and access to capital. Therefore, we may not be able to compete successfully for investments. In addition, the number of entities and the amount of purchasers competing for suitable investments may increase, all of which could result in competition for accretive acquisition opportunities and adversely affect our business plan and our ability to maintain our current dividend rate.

Risks Associated with Our Operations

Because a majority of our GLA is in the Houston and Phoenix metropolitan areas, an economic downturn in either area could adversely impact our operations and ability to make distributions to our shareholders.

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2021, 24% and 45% of our GLA was located in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area were to experience an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted.

The ongoing COVID-19 pandemic has in the past and may continue to materially and adversely impact and disrupt our business, financial condition, results of operations and cash flows. Any future outbreak of any COVID-19 variants or any other highly infectious or contagious disease could have a similar impact.

The impact of COVID-19, including any resurgences, future pandemics or other health crises may also heighten other risks discussed herein, which could adversely affect our business, financial condition, results of operations, cash flows and market value. These type of health crises may impact our business in the following ways:

•closures of, or other operational issues at, our properties resulting from government or tenant action;
•reduced economic activity impacting our tenants' ability to meet their rental and other obligations to us in full or at all;
•the ability of our tenants who have been granted rent deferrals to timely pay deferred rent;
•any inability to renew leases or lease vacant space on favorable terms, or at all;
•tenant bankruptcies;
•liquidity issues resulting from reduced cash flows from operations;
•negative impacts to the credit and/or capital markets making it difficult to access capital on favorable terms or at all;
•impairment in value of our tangible or intangible assets;
•a general decline in business activity and demand for real estate transactions adversely affecting our ability to grow our portfolio of properties and service our indebtedness;
•supply chain disruptions adversely affecting our tenants' operations; and
•impacts on the health of our personnel and a disruption in the continuity of our business.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline. The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We lease our properties to approximately 1,600 tenants and leases for approximately 10% to 20% of our GLA expire annually. Each year we face the risk of non-renewal of a significant percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2021, approximately 28% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2023. We are subject to the risk that:

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

We are subject to risks related to corporate social and environmental responsibility and reputation.

A number of factors influence our reputation and brand value, including how we are perceived by our tenants, business partners, investors, associates, other stakeholders and the communities in which we do business. We face increasing scrutiny related to environmental, social and governance (“ESG”) activities and disclosures and risk damage to our reputation if we fail to act appropriately and responsibly in ESG matters, including, among others, environmental stewardship, supply chain management, climate change, human rights, diversity and inclusion, workplace ethics and conduct, philanthropic activity and support for the communities we serve and in which we operate. Any damage to our reputation could impact the willingness of our business partners and customers to do business with us, or could negatively impact our associate hiring, engagement and retention, all of which could have a material adverse effect on our business, results of operations and cash flows.

Recent changes in our executive management team may be disruptive to, or cause uncertainty in, our business, results of operations and the price of our common shares.

On January 18, 2022, the Board of Trustees terminated James Mastandrea, with cause, from his position as Chief Executive Officer. Mr. Mastandrea was also replaced as Chairman of the Board. Following his termination, the Board of Trustees appointed Dave Holeman, previously our Chief Financial Officer, as Chief Executive Officer. We also recently replaced our Chief Operating Officer and our Executive Vice President of Acquisitions and Asset Management. These changes, as well as future change, in our executive management team may be disruptive to, or cause uncertainty in, our business, and may have a negative impact on our ability to grow and manage our business effectively.

The recently adopted Pillarstone REIT shareholder rights plan could adversely impact the value of our investment in Pillarstone OP.

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new rights agreement (the “Pillarstone Rights Agreement”), pursuant to which each holder of Pillarstone REIT common stock received one preferred share purchase right (a “Right”) per common share held as of the applicable record date. Each Right entitles the registered holder to purchase from Pillarstone REIT one one-thousandth (a “Unit”) of a series D preferred share of Pillarstone at a purchase price (“Purchase Price”) of $7.00 per Unit, subject to adjustment. The Rights are exercisable upon the occurrence of certain events as described in the Pillarstone Rights Agreement, including the acquisition by certain holders of 5% or more of the common shares of Pillarstone REIT (an “Acquiring Person”). Upon the acquisition of Pillarstone REIT common shares by an Acquiring Person, each holder of a Right (other than an Acquiring Person), will have the right to receive upon exercise a number of Pillarstone REIT common shares having a market value of two times the Purchase Price.

As set forth in the Amended and Restated Limited Partnership Agreement of Pillarstone OP, dated as of December 8, 2016 (the “Pillarstone Partnership Agreement”), we have the contractual right to have our limited partnership interests in Pillarstone redeemed at our discretion. However, upon receipt of a redemption notice, Pillarstone OP has the option of the applicable redemption price in cash, based on the market value of Pillarstone REIT common shares, or in Pillarstone REIT common shares.

To the extent we seek to have our partnership units in Pillarstone OP redeemed and Pillarstone OP elects to pay the applicable redemption price in Pillarstone REIT common shares (and such shares represent 5% or more of the outstanding common shares of Pillarstone REIT), the Rights could become exercisable. To the extent the Rights are exercised as a result of our Pillarstone OP units being redeemed for Pillarstone REIT common shares, our ownership interest in Pillarstone REIT would be significantly diluted, which could adversely impact the value of our investment in Pillarstone OP. While we do not believe the overall impact of the Pillarstone Rights Agreement on the value of our investment in Pillarstone OP is material, we cannot reasonably estimate a range of possible loss at this time.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2021, we had fixed rate hedges on $265 million of our variable rate unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $119.5 million as of December 31, 2021. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

As of December 31, 2021, we had outstanding indebtedness, net of cash, of $627.9 million, including, through our Operating Partnership, $100.0 million aggregate principal amount of the Notes (as defined below) and $384.5 million drawn on the 2019 Facility (as defined below). As of December 31, 2021, our unused borrowing capacity under our 2019 Facility was $130.5 million. Obligations under the Notes and the 2019 Facility are guaranteed by the Company and certain subsidiary guarantors. Our current debt agreements, including the agreements governing the Notes and the 2019 Facility, contain, and any future debt agreements may contain, a number of restrictive and financial covenants that impose significant operating and financial restrictions on us. Such restrictive covenants may significantly limit our ability to:

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

We may also incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2021, we had approximately $159.1 million of mortgage debt secured by seven of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

A number of our current debt agreements, including our 2019 Facility (as defined below), have an interest rate tied to the London Interbank Offered Rate (“LIBOR”). The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years. We cannot predict the impact of the phase out of LIBOR on our debt agreements and interest rates. While some of our current debt agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR on its financial condition or whether the discontinuation of LIBOR would have a material adverse effect on its results of operations.

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

We could be subject to additional taxes upon the occurrence of certain events that must be paid to maintain our REIT status for federal tax purposes.

In connection with the Contribution (as defined below), on December 8, 2016, the Operating Partnership entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Pillarstone Capital REIT (“Pillarstone REIT”), the general partner of Pillarstone, and Pillarstone pursuant to which Pillarstone agreed to indemnify the Operating Partnership for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 (a) if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Pillarstone Properties or (b) if Pillarstone fails to maintain and allocate to the Operating Partnership for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and the Company incurs taxes that must be paid to maintain its REIT status for federal tax purposes.  However, the Tax Protection Agreement expired on December 8, 2021. The Company could be subject to additional taxes upon the occurrence of certain events that must be paid to maintain its REIT status for federal tax purposes.

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

World financial markets have, from time to time, experienced significant disruption. Our results of operations may be sensitive to changes in overall economic conditions that impact tenants of our properties or tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. In addition, financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events, or as a result of recent uncertainty regarding legislative and regulatory shifts relating to, among other things, taxation and trade, and which could adversely affect our tenants and our business in general. For example, a general reduction in consumer spending and the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, if financial and macroeconomic conditions deteriorate, or if financial markets experience significant disruption, it could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2021, we wholly-owned 60 commercial properties, including 15 properties in Houston, nine properties in Dallas-Fort Worth, three properties in San Antonio, five properties in Austin, 27 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.6% of our total revenues for the year ended December 31, 2021.

Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2021:

Commercial Properties	GLA	Average Occupancy as of 12/31/21	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Whitestone	5,205,966	91%	$97,136	$20.50

(1)      Calculated as the tenant’s actual December 31, 2021 base rent (defined as cash base rents including abatements) multiplied by 12.  Excludes vacant space as of December 31, 2021.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with GAAP, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2021 equaled approximately $381,000 for the month ended December 31, 2021.

(2)      Calculated as annualized base rent divided by GLA leased as of December 31, 2021.  Excludes vacant space as of December 31, 2021.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 11.8% of our total revenues for the year ended December 31, 2021. BLVD also accounted for 15.9% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2021.

As of December 31, 2021, approximately $159.1 million of our total debt of $643.6 million was secured by seven of our properties with a combined net book value of $247.2 million.

Location of Properties

Of our 60 wholly-owned properties, 15 are located in the greater Houston metropolitan statistical area.  These properties represent 27% of our revenue for the year ended December 31, 2021. An additional 27 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 42% of our revenue for the year ended December 31, 2021.

According to the United States Census Bureau, Houston and Phoenix ranked seventh and thirteenth, respectively, in the largest United States metropolitan statistical areas as of December 31, 2021. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2021.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	5.4%	5.2%	4.7%	4.6%	4.2%	3.9%
Houston (2)	6.8%	6.1%	5.6%	5.4%	5.1%	4.8%(P)
Phoenix (2)	5.7%	4.7%	3.8%	3.2%	2.8%	2.4%(P)

(1)    Seasonally adjusted.
(2)    Not seasonally adjusted.
(P)    Represents preliminary estimates.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2021.

Whitestone REIT and Subsidiaries Property Details As of December 31, 2021
Community Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2021	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	81%	$770	$13.08	$13.46
Anthem Marketplace	Phoenix	2000	113,293	88%	1,527	15.32	14.99
Anthem Marketplace Phase II	Phoenix	2019	6,853	100%	235	34.29	34.00
Bissonnet Beltway	Houston	1978	29,205	90%	401	15.26	14.84
BLVD Place	Houston	2014	216,944	100%	9,320	42.96	45.80
The Citadel	Phoenix	2013	28,547	99%	487	17.23	17.97
City View Village	San Antonio	2005	17,870	100%	556	31.11	31.23
Davenport Village	Austin	1999	128,934	99%	3,312	25.95	26.32
Desert Canyon	Phoenix	2000	62,533	88%	786	14.28	15.17
Eldorado Plaza	Dallas	2004	219,287	95%	3,252	15.61	16.37
Fountain Hills	Phoenix	2009	111,289	95%	1,657	15.67	16.38
Fountain Square	Phoenix	1986	118,209	90%	1,865	17.53	17.18
Fulton Ranch Towne Center	Phoenix	2005	120,575	96%	2,065	17.84	17.79
Gilbert Tuscany Village	Phoenix	2009	49,415	91%	882	19.61	20.30
Gilbert Tuscany Village Hard Corner	Phoenix	2009	14,603	100%	128	8.77	8.90
Heritage Trace Plaza	Dallas	2006	70,431	100%	1,675	23.78	23.94
Headquarters Village	Dallas	2009	89,134	97%	2,553	29.53	36.73
Keller Place	Dallas	2001	93,541	96%	1,009	11.24	11.74
Kempwood Plaza	Houston	1974	91,302	88%	1,208	15.04	14.94
La Mirada	Phoenix	1997	147,209	89%	3,248	24.79	23.85
Las Colinas Village	Dallas	2000	104,919	85%	2,603	29.19	26.45
Lion Square	Houston	2014	117,592	100%	1,862	15.83	16.34
The Marketplace at Central	Phoenix	2012	111,130	99%	1,123	10.21	10.29
Market Street at DC Ranch	Phoenix	2003	244,888	96%	5,209	22.16	21.63
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	86%	1,676	16.41	16.30
Paradise Plaza	Phoenix	1983	125,898	90%	1,590	14.03	12.96
Parkside Village North	Austin	2005	27,045	100%	864	31.95	38.60
Parkside Village South	Austin	2012	90,101	100%	2,352	26.10	27.14
Pima Norte	Phoenix	2007	35,110	64%	366	16.29	17.85
Pinnacle of Scottsdale	Phoenix	1991	113,108	99%	2,543	22.71	23.09
Pinnacle Phase II	Phoenix	2017	27,063	100%	838	30.96	29.49
The Promenade at Fulton Ranch	Phoenix	2007	98,792	80%	1,104	13.97	13.50
Providence	Houston	1980	90,327	92%	1,067	12.84	13.41
Quinlan Crossing	Austin	2012	109,892	97%	2,563	24.04	25.53
Seville	Phoenix	1990	90,042	90%	2,660	32.82	32.70
Shaver	Houston	1978	21,926	94%	341	16.55	16.40
Shops at Pecos Ranch	Phoenix	2009	78,767	88%	1,849	26.68	28.19
Shops at Starwood	Dallas	2006	55,385	99%	1,757	32.04	33.36
The Shops at Williams Trace	Houston	1985	132,991	93%	2,137	17.28	19.90
South Richey	Houston	1980	69,928	100%	758	10.84	10.44
Spoerlein Commons	Chicago	1987	41,455	90%	746	19.99	21.15
Starwood Phase II	Dallas	2016	35,351	90%	1,176	36.96	37.28
The Strand at Huebner Oaks	San Antonio	2000	73,920	98%	1,696	23.41	26.23
SugarPark Plaza	Houston	1974	95,032	96%	1,196	13.11	12.75
Sunridge	Houston	1979	49,359	93%	708	15.42	16.10
Sunset at Pinnacle Peak	Phoenix	2000	41,530	97%	760	18.87	18.17

Whitestone REIT and Subsidiaries Property Details As of December 31, 2021
Terravita Marketplace	Phoenix	1997	102,733	76%	1,198	15.34	14.69
Town Park	Houston	1978	43,526	96%	1,014	24.27	24.20
Village Square at Dana Park	Phoenix	2009	323,026	82%	5,902	22.28	23.46
Westchase	Houston	1978	50,332	73%	601	16.36	16.30
Williams Trace Plaza	Houston	1983	129,222	90%	1,814	15.60	16.01
Windsor Park	San Antonio	2012	196,458	97%	1,960	10.29	10.09
Woodlake Plaza	Houston	1974	106,169	64%	1,174	17.28	16.91
Total/Weighted Average - Whitestone Properties			4,953,571	92%	92,143	20.22	20.76

Development Properties:
Lakeside Market	Dallas	2000	162,649	82%	3,261	24.45	25.41
Anderson Arbor	Austin	2001	89,746	89%	1,732	21.68	23.26
Total/Weighted Average - Development Properties			252,395	85%	4,993	23.27	24.46
Land Held for Development:
BLVD Phase II-B	Houston	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Land Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average - Whitestone Properties			5,205,966	91%	$97,136	$20.50	$21.08

(1)      Calculated as the tenant’s actual December 31, 2021 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2021. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2021 equaled approximately $382,000 for the month ended December 31, 2021.

(2)      Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2021.  Excludes vacant space as of December 31, 2021.

(3)    Represents (i) the contractual base rent for leases in place as of December 31, 2021, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2021.

(4)    As of December 31, 2021, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2021, based upon consolidated annualized rental revenues at December 31, 2021.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues (1)	Initial Lease Date	Year Expiring

Safeway Stores Incorporated (2)	Austin, Houston and Phoenix	$2,531	2.6%	11/14/1982, 5/8/1991, 7/1/2000, 4/1/2014, 4/1/2014 and 10/19/16	2022, 2024, 2025, 2025, 2026 and 2034
Whole Foods Market	Houston	2,247	2.3%	9/3/2014	2035
Frost Bank	Houston	1,988	2.0%	7/1/2014	2024
Newmark Real Estate of Houston LLC	Houston	1,071	1.1%	10/1/2015	2026
Bashas' Inc. (3)	Phoenix	1,010	1.0%	10/9/2004 and 4/1/2009	2024 and 2029
Verizon Wireless (4)	Houston and Phoenix	953	1.0%	8/16/1994, 2/1/2004, 5/10/2004, 1/27/2006 and 5/1/2014	2022, 2023, 2024, 2024 and 2038
Walgreens & Co. (5)	Houston and Phoenix	946	1.0%	11/14/1982, 11/2/1987, 8/24/1996 and 11/3/1996	2022, 2027, 2049 and 2056
Alamo Drafthouse Cinema	Austin	690	0.7%	2/1/2012	2031
Dollar Tree (6)	Houston and Phoenix	641	0.7%	8/10/1999, 6/29/2001, 11/8/2009, 12/17/2009, and 5/21/2013	2023, 2025, 2025, 2026 and 2027
Wells Fargo & Company (7)	Phoenix	592	0.6%	10/24/1996 and 4/16/1999	2022 and 2023
Kroger Co.	Dallas	483	0.5%	12/15/2000	2022
Regus Corporation	Houston	460	0.5%	5/23/2014	2025
Paul's Ace Hardware	Phoenix	427	0.4%	3/1/2008	2033
Original Ninfas LP	Houston	411	0.4%	8/29/2018	2029
Whataburger University	San Antonio	374	0.4%	2/1/2018	2023
		$14,824	15.2%

(1)    Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2021 for each applicable tenant multiplied by 12.

(2)    As of December 31, 2021, we had six leases with the same tenant occupying space at properties located in Phoenix, Houston and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $1,047,000, which represents approximately 1.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $44,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2026, was $344,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2025, was $353,000, which represents approximately 0.4% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2022, was $318,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2025, was $425,000, which represents approximately 0.4% of our total annualized base rental revenue.

(3)    As of December 31, 2021, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $281,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $729,000, which represents approximately 0.8% of our total annualized base rental revenue

(4) As of December 31, 2021, we had five leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on August 16, 1994, and is scheduled to expire in 2038, was $23,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on January 27, 2006, and is scheduled to expire in 2023, was $136,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 1, 2004, and is scheduled to expire in 2024, was $38,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 1, 2014, and is scheduled to expire in 2024, was $749,000, which represents approximately 0.8% of our total annualized rental revenue. The annualized rental revenue for the lease that commenced on May 10, 2004, and is scheduled to expire in 2022, was $6,000, which represents less than 0.1% of our total annualized base rental revenue.

(5)    As of December 31, 2021, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $189,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2027, was $181,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.3% of our total annualized rental revenue.

(6)    As of December 31, 2021, we had five leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2025, was $88,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2025, was $118,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2026, was $175,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 21, 2013, and is scheduled to expire in 2023, was $110,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $151,000, which represents approximately 0.2% of our total annualized base rental revenue.

(7)    As of December 31, 2021, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2022, was $131,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2023, was $460,000, which represents approximately 0.5% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2021
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2022	338	809,680	15.6%	$14,753	15.1%
2023	220	643,589	12.4%	12,640	13.0%
2024	223	779,008	15.0%	16,500	16.9%
2025	207	799,264	15.4%	15,189	15.6%
2026	157	578,350	11.1%	11,755	12.1%
2027	88	319,800	6.1%	7,103	7.3%
2028	42	189,818	3.6%	4,336	4.4%
2029	27	172,744	3.3%	3,234	3.3%
2030	25	75,890	1.5%	2,349	2.4%
2031	25	123,498	2.4%	3,403	3.5%
Total	1,352	4,491,641	86.4%	$91,262	93.6%

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

Item 3.  Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity. See Note 16 Commitments and Contingencies to the accompanying consolidated financial statements for more information.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of March 9, 2022, we had 49,145,844 common shares of beneficial interest outstanding held by a total of 860 shareholders of record.

On March 9, 2022, the closing price of our common shares reported on the NYSE was $13.04 per share.

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

Not Applicable.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”), the Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) Equity REITs Index (“FTSE NAREIT Equity REITs Index”), and to the FTSE NAREIT Equity Shopping Centers Index from December 31, 2016 to December 31, 2021. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index, the FTSE NAREIT Equity REITs Index and the FTSE NAREIT Equity Shopping Centers Index was $100 at December 31, 2016, and all dividends were reinvested. The closing price of our common shares on December 30, 2016 (on which the graph is based) was $14.38. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

Item 6.  Reserved

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

In October 2006, we adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties®.  We define Community Centered Properties® as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded retail community that serves a neighboring five-mile radius around our property.  We employ and develop a diverse group of associates who understand the needs of our multicultural communities and tenants.

As of December 31, 2021, we wholly-owned 60 commercial properties consisting of:

Consolidated Operating Portfolio
•53 properties that meet our Community Centered Properties® strategy; and containing approximately 4.9 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $905.9 million; and
Redevelopment, New Acquisitions Portfolio
•two wholly owned properties, Lakeside Market and Anderson Arbor, that meet our Community Centered Properties® containing approximately 0.2 and 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $52.7 and $28.2 million respectively.
•five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $19.8 million.

As of December 31, 2021, we had an aggregate of 1,567 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our total revenues for the year ended December 31, 2021.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 400 new and renewal leases during 2021, totaling 1,046,700 square feet and $131.9 million in total lease value.

We employed 86 full-time employees as of December 31, 2021.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of December 31, 2021, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

Market Conditions and COVID-19

COVID-19

The global health crisis caused by COVID-19 and the related responses intended to control its spread may continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows.

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

Refer to “Item 1A - Risk Factors” in this Annual Report on Form 10-K for additional information.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $125,365,000 for the year ended December 31, 2021 as compared to $117,915,000 for the year ended December 31, 2020, a increase of $7,450,000, or 6%.

Known Trends in Our Operations; Outlook for Future Results

    Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. During the three years prior to 2020, we have seen modest improvement in the overall economy in our markets, which has allowed us to maintain overall occupancy rates, with slight increases in occupancy at certain of our properties, and to recognize modest increases in rental rates. In 2020 the impact of the COVID-19 pandemic temporarily affected this trend. However, as of the date of this Annual Report on Form 10-K, collection rates and rent increases have substantially returned to pre-pandemic levels. Included in our adjustments to rental revenue for the years ending December 31, 2021 and 2020, were bad debt adjustments of $0.1 million and $2.3 million, respectively, and a straight-line rent reserve adjustments of $0.9 million and $1.2 million. respectively, related to credit loss for the conversion of 59 and 102 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis. We are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

    Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2021, approximately 28% of our GLA was subject to leases that expire prior to December 31, 2023.  Over the last three years, we have renewed expiring leases with respect to approximately 73% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Property Acquisitions and Dispositions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy, primarily in and around Phoenix, Chicago, Dallas-Fort Worth, San Antonio and Houston.  We may acquire properties in other high growth cities in the future. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

Property Acquisitions. On December 1, 2021 we acquired Anderson Arbor, a property that meets our Community Centered Property® strategy, for $28.1 million in cash and net prorations. Anderson Arbor, a 89,746 square foot property, was 89% leased at the time of purchase and is located in Austin, Texas.

On July 8, 2021, we acquired Lakeside Market, a property that meets our Community Centered Property® strategy, for $53.2 million in cash and net prorations. Lakeside Market, a 162,649 square foot property, was 80.5% leased at the time of purchase and is located in Plano, Texas.

Property Dispositions. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we own (the “non-core properties”) may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone and Pillarstone REIT pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties (the “Pillarstone Properties”) that did not fit our Community Centered Property® strategy, to Pillarstone for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”).

As of December 31, 2021, we owned approximately 81.4% of the total outstanding Pillarstone OP Units, which we account for under the equity method. See Note 4 Investment in Real Estate Partnership to the accompanying consolidated financial statements for more information on our accounting treatment of our investment in Pillarstone OP.

Leasing Activity

As of December 31, 2021, we wholly-owned 60 properties with 5,205,966 square feet of GLA, which were approximately 91% occupied. The following is a summary of the Company’s leasing activity for the year ended December 31, 2021:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	221	613,560	4.7	$4.44	$21.23	$20.87	12.2%
New Leases	81	156,452	6.0	16.16	23.54	25.08	6.1%
Total/Average	302	770,012	5.0	$6.82	$21.70	$21.72	10.8%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft (4)
Total
Renewal Leases	235	648,227	4.7	$4.53	$21.20
New Leases	165	398,473	6.5	17.41	22.25
Total/Average	400	1,046,700	5.4	$9.43	$21.60

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.12 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

During the year ended December 31, 2021, our cash provided from operating activities was $47.0 million and our total dividends and distributions paid were $19.7 million. Therefore, we had cash flow from operations in excess of distributions of approximately $27.3 million. The 2019 Facility included a $300 million unsecured borrowing capacity under a revolving credit facility, two $50 million term loans and one $100 million term loan. The 2019 Facility also included an accordion feature that allowed the Operating Partnership to increase the borrowing capacity to $700 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2019 Facility will provide adequate capital for our distributions, working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. As of December 31, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $86.8 million remaining availability under the revolving credit facility.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In light of the dynamics in the capital markets impacted by the COVID-19 pandemic and the economic slowdown, our access to capital may be diminished. Despite these potential challenges, we believe we have sufficient access to capital for the foreseeable future, but we can provide no assurance that such capital will be available to us on attractive terms or at all.

On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the
CARES Act. The PPP Loan was set to mature on May 6, 2022 (the “Maturity Date”), and accrued interest at 1.00% per annum and could be prepaid in whole or in part without penalty. Pursuant to the CARES Act, the Company applied for and was granted forgiveness for all of the PPP Loan. Forgiveness was determined by the U.S. Small Business Administration based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company used all proceeds from the PPP Loan to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic. Pursuant to the guidance in Financial Accounting Standards Board (“FASB”) ASC 405-20, “Liabilities - Extinguishment of Liabilities,” the Company recognized a $1,734,000 gain for the PPP Loan forgiveness during the year ended December 31, 2020 based on the legal release from the U.S. Small Business Administration.

On May 15, 2019, our universal shelf registration statement on Form S-3 was declared effective by the SEC, allowing us to offer up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the years ended December 31, 2021, 2020 and 2019, we sold 6,287,087, 170,942 and 1,612,389 common shares, respectively, under the 2019 equity distribution agreements, with net proceeds to us of approximately $56.0 million, $2.2 million and $21.2 million, respectively. In connection with such sales, we paid compensation of approximately $853,000, $34,000 and $324,000, respectively, to the sales agents.

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

As discussed in Note 2 to the accompanying consolidated financial statements, pursuant to the term of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 8 to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. Amounts in the cash management account are classified as restricted cash.

Cash and Cash Equivalents

We had cash and cash equivalents and restricted cash of approximately $15,914,000 at December 31, 2021, as compared to $25,956,000 at December 31, 2020.  The decrease of $10,042,000 was primarily the result of the following:

Sources of Cash

•Cash flow from operations of $47,040,000 for the year ended December 31, 2021 compared to cash flow from operations of $42,776,000 for the year ended December 31, 2020;

•Proceeds from issuance of common shares, net of offering and exchange offer costs of $55,918,000 compared to proceeds from issuance of common shares, net of offering and exchange offer costs of $2,198,000;

•Cash provided by investing activities of discontinued operations of $1,833,000 compared to $0;

Uses of Cash

•Acquisition of real estate of $81,588,000 compared to $0;

•Payment of dividends and distributions to common shareholders and OP unit holders of $19,651,000 compared to $25,714,000;

•Additions to real estate of $9,642,000 compared to $7,362,000;

•Payments of notes payable of $3,261,000 compared to $12,164,000; and

•Repurchase of common shares of $691,000 compared to $2,077,000.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the years ended December 31, 2021 and 2020, we sold 6,287,087 and 170,942 common shares, respectively, under the 2019 equity distribution agreements, with net proceeds to us of approximately $56.0 million and $2.2 million, respectively. In connection with such sales, we paid compensation of approximately $853,000 and $34,000, respectively, to the sales agents.

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

Debt

Debt consisted of the following as of the dates indicated (in thousands):

	December 31,
Description	2021	2020
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,358	18,687
$20.2 million 4.28% Note, due June 6, 2023	17,808	18,222
$14.0 million 4.34% Note, due September 11, 2024	12,978	13,236
$14.3 million 4.34% Note, due September 11, 2024	13,773	14,014
$15.1 million 4.99% Note, due January 6, 2024	13,907	14,165
$2.6 million 5.46% Note, due October 1, 2023	2,289	2,339
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	119,500	119,500
Total notes payable principal	643,613	645,163
Less deferred financing costs, net of accumulated amortization	(771)	(978)
	$642,842	$644,185

(1)    Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(2)     Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

A number of our current debt agreements, including our 2019 Facility (as defined below), have an interest rate tied to the London Interbank Offered Rate (“LIBOR”). The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years. We cannot predict the impact of the phase out of LIBOR on our debt agreements and interest rates. While some of our current debt agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR on its financial condition or whether the discontinuation of LIBOR would have a material adverse effect on its results of operations.

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2021, the interest rate on the 2019 Revolver was 1.74%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver. As of December 31, 2020, subject to any potential future paydowns or increases in the borrowing base, we have $86.8 million of remaining availability under the revolving credit facility. As of December 31, 2021, $384.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $130.5 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the previous debt facility, which the 2019 Facility amended and restated, and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

On November 7, 2014, we, through our Operating Partnership, entered into an unsecured revolving credit facility (the “2014 Facility”) with the lenders party thereto, with BMO Capital Markets Corp., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank, National Association, as co-lead arrangers and joint book runners, and Bank of Montreal, as administrative agent (the “Agent”). The 2014 Facility amended and restated our previous unsecured revolving credit facility. On October 30, 2015, we, through our Operating Partnership, entered into the First Amendment to the 2014 Facility (the “First Amendment”) with the guarantors party thereto, the lenders party thereto and the Agent. We refer to the 2014 Facility, as amended by the First Amendment, as the “2018 Facility.” The 2018 Facility was subseuqently amended and restated by the 2019 Facility defined and described above.

As of December 31, 2021, our $159.1 million in secured debt was collateralized by seven properties with a carrying value of $247.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of December 31, 2021, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2021 were as follows (in thousands):

Amount Due
Year	(in thousands)

2022	$101,962
2023	147,363
2024	228,574
2025	17,143
2026	17,143
Thereafter	131,428
Total	$643,613

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

The following is a summary of the Company’s capital expenditures, excluding property acquisitions, for the years ended December 31 (in thousands):

	2021	2020
Capital expenditures:
Tenant improvements and allowances	$3,306	$3,744
Developments / redevelopments	2,081	617
Leasing commissions and costs	3,016	1,223
Maintenance capital expenditures	4,255	3,252
Total capital expenditures	$12,658	$8,836

Contractual Obligations

As of December 31, 2021, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2022)	1 - 3 years (2023 - 2024)	3 - 5 years (2025 - 2026)	More than 5 years (after 2026)
Long-Term Debt - Principal	$643,613	$101,962	$375,937	$34,286	$131,428
Long-Term Debt - Fixed Interest	65,865	21,419	27,235	12,502	4,709
Long-Term Debt - Variable Interest (1)	4,959	4,959	—	—	—
Unsecured Credit Facility - Unused commitment fee (2)	374	351	23	—	—
Operating Lease Obligations	232	92	108	32	—
Related Party Rent Lease Obligations	18	18	—	—	—
Total	$715,061	$128,801	$403,303	$46,820	$136,137

(1)     As of December 31, 2021, we had one loan totaling $119.5 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.90%, which reflects our new interest rates under our 2019 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2021, of 0.10%.

(2)    The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2021 balance of $384.5 million.

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

On March 24, 2020, we announced that, in further pursuit of ensuring our financial flexibility, the Board determined to conserve additional liquidity by reducing our distribution in response to the COVID-19 pandemic. The distribution reduction resulted in approximately $7.7 million of quarterly cash savings in 2020. On February 10, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP units, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution.
During 2021, we paid distributions to our common shareholders and OP unit holders of $19.7 million, compared to $25.7 million in 2020.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2021 and 2020:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

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

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP pays us management fees for property management, leasing and day-to-day advisory and administrative services. Their obligations are satisfied over time. Pillarstone OP is billed monthly and typically pays quarterly. Revenues are governed by the Management Agreements (as defined in Note 4 to our accompanying consolidated financial statements). Refer to Note 4 to our accompanying consolidated financial statements for additional information regarding the Management Agreements with Pillarstone OP. Additionally, we recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Equity Method. In accordance with ASU 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2021, approximately $414,000 and $291,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2020, approximately $481,000 and $306,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2019, approximately $500,000 and $320,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2021.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2021 and 2020, we had an allowance for uncollectible accounts of $14.9 million and $16.4 million, respectively. For the years ending December 31, 2021, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $(0.1) million, $5.6 million and $1.5 million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2021 and 2020, was a bad debt adjustment of $0.1 million and $2.3 million, respectively, and a straight-line rent reserve adjustment of $0.9 million and $1.2 million, respectively, related to credit loss for the conversion of 59 and 102 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2021, 2020 and 2019, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $643.6 million and $646.4 million as compared to the book value of approximately $643.6 million and $645.2 million as of December 31, 2021 and 2020, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0.1 million and $0.1 million as compared to the book value of approximately $0.1 million and $0.1 million as of December 31, 2021 and 2020, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2021 and 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2021, we consider our cash flow hedges to be highly effective.

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

Results of Operations

    Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table provides a general comparison of our results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Number of properties owned and operated	60	58
Aggregate GLA (sq. ft.)	5,205,966	4,848,652
Ending occupancy rate - operating portfolio(1)	92%	89%
Ending occupancy rate	91%	88%

Total revenues	$125,365	$117,915
Total operating expenses	90,897	88,184
Total other expense	24,272	24,122
Income before equity investment in real estate partnership and income tax	10,196	5,609
Equity in earnings of real estate partnership	609	921
Provision for income taxes	(385)	(379)
Income from continuing operations	10,420	6,151
Income from discontinued operations	1,833	—
Net income	12,253	6,151
Less: Net income attributable to noncontrolling interests	205	117
Net income attributable to Whitestone REIT	$12,048	$6,034

Funds from operations(2)	$40,705	$36,375
Funds from operations core(3)	46,618	40,704
Property net operating income(4)	90,207	83,903
Distributions paid on common shares and OP units	19,651	25,714
Distributions per common share and OP unit	$0.4283	$0.6000

(1)     Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.
(2)     For an explanation and reconciliation of funds from operations, a non-GAAP metric, to net income, see “Funds From Operations” below.
(3)     For an explanation and reconciliation of funds from operations core, a non-GAAP metric, to net income, see “FFO Core” below.
(4)     For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Property Net Operating Income” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the year ended December 31, 2021 to the year ended December 31, 2020, Same Stores include properties owned during the entire period from January 1, 2020 to December 31, 2021. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

    Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Revenue	2021	2020	Change	% Change
Same Store
Rental revenues (1)	$89,150	$87,291	$1,859	2%
Recoveries (2)	32,272	33,442	(1,170)	(3)%
Bad debt (3)	79	(5,649)	5,728	(101)%
Total rental	121,501	115,084	6,417	6%
Other revenues (4)	920	2,233	(1,313)	(59)%
Same Store Total	122,421	117,317	5,104	4%

Non-Same Store and Management Fees
Rental revenues	1,709	—	1,709	Not Meaningful
Recoveries	656	—	656	Not Meaningful
Bad debt	11	—	11	Not Meaningful
Total rental (5)	2,376	—	2,376	Not Meaningful
Other revenues	—	—	—	Not Meaningful
Management fees	568	598	(30)	(5)%
Non-Same Store and Management Fees Total	2,944	598	2,346	392%

Total revenue	$125,365	$117,915	$7,450	6%

(1)     The Same Store tenant rent increase of $1,859,000 resulted from an increase of $656,000 from the increase in the average leased square feet to 4,454,580 from 4,421,060, and by the increase of $1,203,000 from the average rent per leased square foot increasing from $19.74 to $20.01. Included in the average rent per leased square feet mentioned above are Same Store rental revenue decreases of $865,000 and $1,223,000 from straight-line rent write offs during the years ended December 31, 2021 and December 31, 2020, respectively, as a result of converting 59 and 102 tenants, respectively, to cash basis accounting.

(2)     The Same Store recoveries revenue decrease of $1,170,000 is primarily attributable to increases in Same Store real estate tax costs recovered from tenants.
(3)     Bad debt increased Same Store total rental revenue by $79,000 during the year ended December 31, 2021, as compared to a reduction of $5,649,000 during the same period a year ago. The bad debt for the year ended December 31, 2020 was primarily attributable to increases in allowances against accrued receivables as tenants have deferred or missed payments as a result of the COVID-19 pandemic.

(4)    The decrease in Same Store other revenues is primarily comprised of decreased lease termination fees.

(5)    Non-Same Store rental revenue includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

    Operating expenses. The primary components of operating expenses for the year ended December 31, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Operating Expenses	2021	2020	Change	% Change
Same Store
Operating and maintenance (1)	$21,309	$19,631	$1,678	9%
Real estate taxes (2)	16,345	18,015	(1,670)	(9)%
Same Store total	37,654	37,646	8	—%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	352	—	352	Not Meaningful
Real estate taxes (3)	417	—	417	Not Meaningful
Affiliated company rents (4)	899	932	(33)	(4)%
Non-Same Store and affiliated company rents total	1,668	932	736	79%

Depreciation and amortization	28,950	28,303	647	2%

General and administrative (5)	22,625	21,303	1,322	6%

Total operating expenses	$90,897	$88,184	$2,713	3%

(1)    The $1,678,000 increase in Same Store operating and maintenance costs was comprised of $567,000 in repairs and maintenance, $536,000 in labor and other costs, $336,000 in contract services and $239,000 in utilities. Cost saving initiatives were implemented in March of 2020 in response to the COVID-19 pandemic resulting in lower costs during the year ended December 31, 2020.

(2)    Tax valuations and tax rates were lower during the year ended December 31, 2021 in our Texas and Arizona markets. We actively work to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

(3)    Non-Same Store operating and maintenance and real estate taxes include Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

(4)    Affiliated company rents are spaces that we lease from Pillarstone OP.

(5)    The $1,322,000 general and administrative expense increase was attributable to a $717,000 increase in accrued bonus compensation, a $494,000 increase in salaries and benefits and a $111,000 increase in other general and administrative costs.

    Other expenses (income). The primary components of other expenses (income) for the year ended December 31, 2021 and 2020 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Other Expenses (Income)	2021	2020	Change	% Change

Interest expense (1)	$24,564	$25,770	$(1,206)	(5)%
(Gain) loss on sale or disposal of assets (2)	(176)	364	(540)	(148)%
Gain on loan forgiveness (3)	—	(1,734)	1,734	Not Meaningful
Interest, dividend and other investment income (4)	(116)	(278)	162	(58)%
Total other expense	$24,272	$24,122	$150	1%

(1)    The $1,206,000 decrease in interest expense is attributable to a decrease in our effective interest rate to 3.71% for the year ended December 31, 2021 as compared to 3.73% for the year ended December 31, 2020, resulting in a $132,000 decrease in interest expense, and a decrease in our average outstanding notes payable balance of $28,367,000 that resulted in $1,057,000 in decreased interest expense. Amortization of loan fees decreased interest expense by $17,000 for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

(2)    During the year ended December 31, 2021, we recognized a $0.3 million gain in connection with the sale of a retail building we completed on November 19, 2016. In 2016, we provided seller-financing for the retail building, Webster Pointe, and deferred the seller-financed portion of the gain until the principal payments were received. The purchaser of the building paid the remaining principal balance of $0.3 million during 2021. As of December 31, 2021, we have recognized all of the deferred gains associated with the retail building. During the year ended December 31, 2020, we recognized a $0.4 million loss on a long-lived asset intended for sale. The remainder of the losses recorded for the years ended December 31, 2021 and December 31, 2020 were from asset disposals associated with tenant move outs.

(3)    We applied for and were granted forgiveness for the PPP Loan, and used the proceeds to retain employees and maintain payroll and make mortgage payments, lease payments and utility payments to support business continuity throughout the COVID-19 pandemic.

(4)    The $162,000 decrease in interest, dividend and other investment income was primarily comprised of decreases in interest income from notes receivable.

    Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $312,000 from $921,000 for the year ended December 31, 2020 to $609,000 for the year ended December 31, 2021. The majority of the $312,000 decrease was comprised of a decrease in revenue of $484,000, due to a decrease in occupancy, offset by a higher loss on disposals of $128,000.

    Gain on sale of property from discontinued operations. During the year ended December 31, 2021, we recognized a $1.8 million gain in connection with the sale of three office buildings we completed on December 31, 2014. We provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred the gain until principal payments on the seller-financed loans were received. The purchaser of the office buildings paid the remaining principal balance of $1.8 million during 2021. As of December 31, 2021, we have recognized all the deferred gains associated with the three office buildings.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$121,501	$115,084	$6,417	6%
Management, transaction and other fees	920	2,233	(1,313)	(59)%
Total property revenues	122,421	117,317	5,104	4%

Property expenses
Property operation and maintenance	21,309	19,631	1,678	9%
Real estate taxes	16,345	18,015	(1,670)	(9)%
Total property expenses	37,654	37,646	8	—%

Total property revenues less total property expenses	84,767	79,671	5,096	6%

Same Store straight-line rent adjustments	(1,410)	542	(1,952)	(360)%
Same Store amortization of above/below market rents	(835)	(822)	(13)	2%
Same Store lease termination fees	(320)	(1,613)	1,293	(80)%

Same Store NOI(1)	$82,202	$77,778	$4,424	6%
(1)     See below for a reconciliation of property net operating income to net income.

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2021	2020
Net income attributable to Whitestone REIT	$12,048	$6,034
General and administrative expenses	22,625	21,303
Depreciation and amortization	28,950	28,303
Equity in earnings of real estate partnership	(609)	(921)
Interest expense	24,564	25,770
Interest, dividend and other investment income	(116)	(278)
Provision for income taxes	385	379
Gain on sale of property from discontinued operations	(1,833)	—
Management fee, net of related expenses	331	334
(Gain) loss on sale or disposal of assets, net	(176)	364
Gain on loan forgiveness	—	(1,734)
NOI of real estate partnership (pro rata)	3,833	4,232
Net income attributable to noncontrolling interests	205	117
NOI	$90,207	$83,903
Non-Same Store NOI (1)	(1,607)	—
NOI of real estate partnership (pro rata)	(3,833)	(4,232)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	84,767	79,671
Same Store straight line rent adjustments	(1,410)	542
Same Store amortization of above/below market rents	(835)	(822)
Same Store lease termination fees	(320)	(1,613)
Same Store NOI (2)	$82,202	$77,778

(1)    We define “Non-Same Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the twelve months ended December 31, 2021 to the twelve months ended December 31, 2020, Non-Same Stores include properties acquired between January 1, 2020 and December 31, 2021 and properties sold between January 1, 2020 and December 31, 2021, but not included in discontinued operations.

(2)    We define “Same Stores” as properties that have been owned during the entire period being compared. For purposes of comparing the twelve months ended December 31, 2021 to the twelve months ended December 31, 2020, Same Stores include properties owned before January 1, 2020 and not sold before December 31, 2021. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

    Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For a discussion and comparison of the results of our operations for the year ended December 31, 2020 with the year ended December 31, 2019, refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO AND FFO CORE	2021	2020	2019
Net income attributable to Whitestone REIT	$12,048	$6,034	$23,683
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	28,806	28,096	26,468
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	1,674	1,673	2,362
Loss (gain) on sale or disposal of assets	(176)	364	(638)
Gain on sale of property from discontinued operations	(1,833)	—	(594)
Loss (gain) on sale or disposal of properties or assets of real estate partnership (pro rata) (2)	(19)	91	(13,800)
Net income attributable to noncontrolling interests	205	117	545
FFO	$40,705	$36,375	$38,026

Share-based compensation expense	$5,913	$6,063	$6,483
Early debt extinguishment costs of real estate partnership	—	—	426
Gain on loan forgiveness	—	(1,734)	—
FFO Core	$46,618	$40,704	$44,935

(1)    Includes pro-rata share attributable to real estate partnership.

(2)    Included in equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

Property Net Operating Income (“NOI”)

NOI: Net Operating Income: Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI adjusts for general and administrative expenses, depreciation and amortization, equity in earnings of real estate partnership, interest expense, interest dividend and other investment income, provision for income taxes, gain or loss on sale of property from discontinued operations, management fee, net of related expenses, gain or loss on sale or disposal of assets, gain on loan forgiveness, our pro rata share of NOI of equity method investments and net income attributable to noncontrolling interests, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2021	2020	2019
Net income attributable to Whitestone REIT	$12,048	$6,034	$23,683
General and administrative expenses	22,625	21,303	21,661
Depreciation and amortization	28,950	28,303	26,740
Equity in earnings of real estate partnership	(609)	(921)	(15,076)
Interest expense	24,564	25,770	26,285
Interest, dividend and other investment income	(116)	(278)	(659)
Provision for income taxes	385	379	400
Gain on sale of property from discontinued operations	(1,833)	—	(594)
Management fee, net of related expenses	331	334	(42)
(Gain) loss on sale or disposal of assets, net	(176)	364	(638)
Gain on loan forgiveness	—	(1,734)	—
NOI of real estate partnership (pro rata)	3,833	4,232	6,273
Net income attributable to noncontrolling interests	205	117	545
NOI	$90,207	$83,903	$88,578

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

Off-Balance Sheet Arrangements

    Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 4 to the accompanying consolidated financial statements for information related to our guarantees of our real estate partnership’s debt as of December 31, 2021 and 2020.

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

Fixed Interest Rate Debt

As of December 31, 2021, $524.1 million, or approximately 81%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2021 of approximately 4.1% per annum with expirations ranging from 2022 to 2029 (see Note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $14.0 million decline or increase in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2021, $119.5 million, or approximately 19%, of our outstanding debt was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $1.2 million.

Credit Risk

Credit risk may be increased as a result of the COVID-19 pandemic. Actions taken by the U.S. and international governments to decrease the impact of the COVID-19 pandemic may result in a continued decline in global economic activity generally, and may adversely affect the financial condition of our tenants in particular. Although the full extent of the adverse impacts on our tenants cannot be predicted, in future periods we may experience reductions in on-time payments or closures of tenants’ businesses, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2021, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of material weakness discussed above.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2022 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2022 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	289,958	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	289,958

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
The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2022 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2022 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2022 Annual Meeting of Shareholders.

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

Item 16. Form 10-K Summary.

None.

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020)

3.1.9	Articles Supplementary for Series A Preferred Shares (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 15, 2020)

3.2.1	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 24, 2020)

3.2.2
Amendment No. 1 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2022)

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended

4.2.1
Rights Agreement, dated May 14, 2020, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed as and incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 15, 2020)

4.2.2
First Amendment to Rights Agreement, dated April 21, 2021, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed as and incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 23, 2021)

4.2.3
Second Amendment to Rights Agreement, dated February 7, 2022, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed as and incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2022)

10.1
Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.2
Certificate of Formation of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.3
Limited Liability Company Agreement of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.4
Agreement of Limited Partnership of Whitestone REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.5
Amendment to the Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.6+	Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 31, 2008)

10.7+
First Amendment to the Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2011)

10.8+
Employment Agreement between Whitestone REIT and James C. Mastandrea (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.9+
Employment Agreement between Whitestone REIT and David K. Holeman (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.10+
Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.11+
Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed as and incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed August 29, 2014)

10.12+
Change in Control Agreement between Whitestone REIT and Christine J. Mastandrea (previously filed as and incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, filed March 2, 2015)

10.13
OP Unit Purchase Agreement, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

10.14
Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed December 9, 2016).

10.15+	2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 12, 2017).

10.16
Second Amended and Restated Credit Agreement, dated as of January 31, 2019, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 6, 2019).

10.17+
Form of Restricted Common Share Unit Award Agreement (Time-Vested) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020)

10.18+
Form of Restricted Common Share Unit Award Agreement (Performance-Vested) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020)

10.19+
Amendment to Employment Agreement between Whitestone REIT and James C. Mastandrea. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.20+
Amendment to Employment Agreement between Whitestone REIT and David K. Holeman (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.21+
Amendment to Change in Control Agreement between Whitestone REIT and John J. Dee (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.22+
Amendment to Change in Control Agreement between Whitestone REIT and Bradford D. Johnson (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.23+
 Amendment to Change in Control Agreement between Whitestone REIT and Christine J. Mastandrea (previously filed as and incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on February 10, 2021)

10.24+
 Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021)

10.25+
 Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021)

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

101
The following financial information of the Registrant for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2021 (unaudited) and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019 (unaudited), (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	March 11, 2022	By:	/s/ David K. Holeman
David K. Holeman, CEO

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints David K. Holeman and John S. Hogan, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 11, 2022	/s/ David K. Holeman
David K. Holeman, CEO
(Principal Executive Officer)

March 11, 2022	/s/ John S. Hogan
John S. Hogan, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 11, 2022	/s/ David F. Taylor
David F. Taylor, Chairman

March 11, 2022	/s/ Nandita Berry
Nandita Berry, Trustee

March 11, 2022	/s/ Jeffrey A. Jones
Jeffrey A. Jones, Trustee

March 11, 2022	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

March 11, 2022	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee

March 11, 2022
James C. Mastandrea, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index to Consolidated Financial Statements at Item 15 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the Consolidated Financial Statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the Consolidated Financial Statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Real Estate Assets and Investment in Real Estate Partnership

As described in Note 2 to the Consolidated Financial Statements, management reviews properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines if an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. Actual results could differ from estimates supporting the Company’s impairment analysis. If management’s analysis indicates an impairment, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2021, the Company had $1 billion in real estate assets, net of accumulated depreciation, and $35 million of investment in real estate partnership, with no impairment recognized for the year ended December 31, 2021.

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

Our testing procedures to address this critical audit matter included the following:

•testing the design and operating effectiveness of the Company’s internal control over financial reporting applicable to management’s impairment assessment, including controls pertaining to management’s estimates supporting the impairment analysis;

•evaluating the methodology used by management in its impairment analysis;

•comparing the operating income before depreciation for each property to historical results;

•evaluating the reasonableness of capitalization rates used in management’s impairment analysis, taking into consideration comparable market data, including the location and quality rating of the properties;

•evaluating the Company’s assessment of the potential impact of the Pillarstone REIT rights agreement on the value of the Company’s investment in real estate partnership; and

•evaluating the completeness and accuracy of the underlying data used by management in its impairment analysis.

Acquisitions of Real Estate Assets

As described in Note 2 to the Consolidated Financial Statements, management allocates the purchase price of acquired properties to land, buildings and improvements, identifiable intangible assets, and to be acquired liabilities based on respective fair values at the time of purchase. Management determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. During the year ended December 31, 2021, the Company acquired Lakeside Market and Anderson Arbor for $53.2 million and $28.1 million, respectively, in cash and net prorations.

We identified acquisitions of real estate as a critical audit matter primarily because of the significant estimates involved in management’s purchase price allocation, as these estimates resulted in audit procedures involving a high degree of auditor judgment and subjectivity and challenges in obtaining and evaluating audit evidence.

Our testing procedures to address this critical audit matter included the following:

•testing the design and operating effectiveness of the Company’s internal control over financial reporting applicable to management’s purchase price allocation, including controls pertaining to management’s estimates supporting the purchase price allocation;

•evaluating the methodology used by management in its purchase price allocation;

•evaluating the consistency of the purchase price allocation with acquisition documents, payment transactions, and other supporting information;

•evaluating the allocation of fixed asset value to land vs. buildings and improvements; and
evaluating the completeness and accuracy of the underlying data used by management in its purchase price allocation.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditors since 2002.
Houston, Texas
March 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Whitestone REIT:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows of the Company, and our report dated March 11, 2022, expressed an unqualified opinion on the Company’s consolidated financial statements.

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

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 11, 2022

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Real estate assets, at cost
Property	$1,196,919	$1,106,426
Accumulated depreciation	(190,333)	(163,712)
Total real estate assets	1,006,586	942,714
Investment in real estate partnership	34,588	33,979
Cash and cash equivalents	15,721	25,777
Restricted cash	193	179
Escrows and acquisition deposits	11,323	9,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	22,395	23,009
Receivable due from related party	847	335
Unamortized lease commissions, legal fees and loan costs	8,442	7,686
Prepaid expenses and other assets(1)	1,995	2,049
Total assets	$1,102,090	$1,045,002
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$642,842	$644,185
Accounts payable and accrued expenses(2)	45,777	50,918
Payable due to related party	997	125
Tenants' security deposits	8,070	6,916
Dividends and distributions payable	5,366	4,532
Total liabilities	703,052	706,676
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,144,153 and 42,391,316 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	48	42
Additional paid-in capital	623,462	562,250
Accumulated deficit	(223,973)	(215,809)
Accumulated other comprehensive loss	(6,754)	(14,400)
Total Whitestone REIT shareholders' equity	392,783	332,083
Noncontrolling interest in subsidiary	6,255	6,243
Total equity	399,038	338,326
Total liabilities and equity	$1,102,090	$1,045,002

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

December 31,
2021	2020

(1) Operating lease right of use assets (net)	$222	$592

(2) Operating lease liabilities	$231	$603

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019

Revenues
Rental(1)	$123,877	$115,084	$117,014
Management, transaction, and other fees	1,488	2,831	2,237
Total revenues	125,365	117,915	119,251

Operating expenses
Depreciation and amortization	28,950	28,303	26,740
Operating and maintenance	22,560	20,563	20,611
Real estate taxes	16,762	18,015	16,293
General and administrative	22,625	21,303	21,661
Total operating expenses	90,897	88,184	85,305

Other expenses (income)
Interest expense	24,564	25,770	26,285
(Gain) loss on sale or disposal of assets, net	(176)	364	(638)
Gain on loan forgiveness	—	(1,734)	—
Interest, dividend and other investment income	(116)	(278)	(659)
Total other expenses	24,272	24,122	24,988

Income before equity investment in real estate partnership and income tax	10,196	5,609	8,958

Equity in earnings of real estate partnership	609	921	15,076
Provision for income tax	(385)	(379)	(400)
Income from continuing operations	10,420	6,151	23,634

Gain on sale of property from discontinued operations	1,833	—	594
Income from discontinued operations	1,833	—	594

Net income	12,253	6,151	24,228

Less: Net income attributable to noncontrolling interests	205	117	545

Net income attributable to Whitestone REIT	$12,048	$6,034	$23,683

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.23	$0.14	$0.57
Income from discontinued operations attributable to Whitestone REIT	0.03	0.00	0.02
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.26	$0.14	$0.59
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.22	$0.14	$0.56
Income from discontinued operations attributable to Whitestone REIT	0.04	0.00	0.01
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.26	$0.14	$0.57

Weighted average number of common shares outstanding:
Basic	45,486	42,244	40,184
Diluted	46,336	42,990	41,462

Consolidated Statements of Comprehensive Income (Loss)

Net income	$12,253	$6,151	$24,228

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	7,803	(9,062)	(9,828)

Comprehensive income (loss)	20,056	(2,911)	14,400

Less: Net income attributable to noncontrolling interests	205	117	545
Less: Comprehensive income (loss) attributable to noncontrolling interests	130	(173)	(221)

Comprehensive income (loss) attributable to Whitestone REIT	$19,721	$(2,855)	$14,076

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

Year Ended December 31,
2021	2020	2019

(1) Rental
Rental revenues	$90,859	$87,291	$86,750
Recoveries	32,928	33,442	31,748
Bad debt	90	(5,649)	(1,484)
Total rental	$123,877	$115,084	$117,014

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2018	39,778	$39	$527,662	$(181,361)	$4,116	$350,456	929	$8,694	$359,150

Exchange of noncontrolling interest OP units for common shares	20	—	186	—	—	186	(20)	(186)	—
Issuance of common shares under dividend reinvestment plan	10	—	137	—	—	137	—	—	137
Issuance of common shares - ATM Program, net of offering costs	1,612	2	21,244	—	—	21,246	—	—	21,246
Exchange offer costs	—	—	(120)	—	—	(120)	—	—	(120)
Repurchase of common shares (1)	(65)	—	(776)	—	—	(776)	—	—	(776)
Share-based compensation	137	—	6,483	—	—	6,483	—	—	6,483
Distributions	—	—	—	(46,371)	—	(46,371)	—	(1,051)	(47,422)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(9,607)	(9,607)	—	(221)	(9,828)
Net income	—	—	—	23,683	—	23,683	—	545	24,228
Balance, December 31, 2019	41,492	$41	$554,816	$(204,049)	$(5,491)	$345,317	909	$7,781	$353,098

Exchange of noncontrolling interest OP units for common shares	136	1	1,161	—	—	1,162	(136)	(1,162)	—
Issuance of common shares under dividend reinvestment plan	11	—	89	—	—	89	—	—	89
Issuance of common shares - ATM Program, net of offering costs	171	—	2,241	—	—	2,241	—	—	2,241
Exchange offer costs	—	—	(43)	—	—	(43)	—	—	(43)
Repurchase of common shares (1)	(178)	—	(2,077)	—	—	(2,077)	—	—	(2,077)
Share-based compensation	759	—	6,063	—	—	6,063	—	—	6,063
Distributions	—	—	—	(17,794)	—	(17,794)	—	(340)	(18,134)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(8,889)	(8,889)	—	(173)	(9,062)
Reallocation of ownership percentage between parent and subsidiary	—	—	—	—	(20)	(20)		20	—
Net income	—	—	—	6,034	—	6,034	—	117	6,151
Balance, December 31, 2020	42,391	$42	$562,250	$(215,809)	$(14,400)	$332,083	773	$6,243	$338,326

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2020	42,391	$42	$562,250	$(215,809)	$(14,400)	$332,083	773	$6,243	$338,326
Exchange of noncontrolling interest OP units for common shares	2	—	18	—	—	18	(2)	(18)	—
Issuance of common shares under dividend reinvestment plan	7	—	60	—	—	60	—	—	60
Issuance of common shares - ATM Program, net of offering costs	6,287	6	55,975	—	—	55,981	—	—	55,981
Exchange offer costs	—	—	(63)	—	—	(63)	—	—	(63)
Repurchase of common shares (1)	(78)	—	(691)	—	—	(691)	—	—	(691)
Share-based compensation	535	—	5,913	—	—	5,913	—	—	5,913
Distributions	—	—	—	(20,212)	—	(20,212)	—	(332)	(20,544)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	7,673	7,673	—	130	7,803
Reallocation of ownership percentage between parent and subsidiary	—	—	—	—	(27)	(27)	—	27	—
Net income	—	—	—	12,048	—	12,048	—	205	12,253
Balance, December 31, 2021	49,144	$48	$623,462	$(223,973)	$(6,754)	$392,783	771	$6,255	$399,038

(1)    During the years ended December 31, 2021, 2020 and 2019, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income from continuing operations	$10,420	$6,151	$23,634
Net income from discontinued operations	1,833	—	594
Net income	12,253	6,151	24,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,950	28,303	26,740
Amortization of deferred loan costs	1,096	1,113	1,095
Gain on sale or disposal of assets and loan forgiveness, net	(176)	(1,370)	(638)
Bad debt	(90)	5,649	1,484
Share-based compensation	5,913	6,063	6,483
Equity in earnings of real estate partnership	(609)	(921)	(15,076)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(2,049)	(885)	(177)
Accrued rents and accounts receivable	704	(6,055)	(2,998)
Receivable due from related party	(512)	142	(83)
Distributions from real estate partnership	—	1,039	6,926
Unamortized lease commissions, legal fees and loan costs	(3,259)	(1,343)	(1,824)
Prepaid expenses and other assets	1,963	2,255	(4,163)
Accounts payable and accrued expenses	2,663	2,518	5,609
Payable due to related party	872	(182)	249
Tenants' security deposits	1,154	299	487
Net cash provided by operating activities	47,040	42,776	47,748
Cash flows from investing activities:
Acquisitions of real estate	(81,588)	—	(34,804)
Additions to real estate	(9,642)	(7,362)	(13,243)
Proceeds from note receivable	—	922	—
Proceeds from financed receivable due from related party	—	—	5,661
Net cash used in investing activities	(91,230)	(6,440)	(42,386)
Net cash provided by investing activities of discontinued operations	1,833	—	594
Cash flows from financing activities:
Distributions paid to common shareholders	(19,320)	(25,203)	(45,627)
Distributions paid to OP unit holders	(331)	(511)	(1,055)
Proceeds from issuance of common shares, net of offering costs	55,981	2,241	21,244
Payments of exchange offer costs	(63)	(43)	(120)
Proceeds from bonds and notes payable	—	1,734	100,000
Net proceeds from (payments of) credit facility	—	10,000	(66,700)
Repayments of notes payable	(3,261)	(12,164)	(8,095)
Payments of loan origination costs	—	—	(2,970)
Repurchase of common shares	(691)	(2,077)	(776)
Net cash provided by (used in) financing activities	32,315	(26,023)	(4,099)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,042)	10,313	1,857
Cash, cash equivalents and restricted cash at beginning of period	25,956	15,643	13,786
Cash, cash equivalents and restricted cash at end of period (1)	$15,914	$25,956	$15,643
(1)     For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Supplemental Disclosures
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,685	$27,741	$25,360
Cash paid for taxes	$364	$353	$396
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$297	$88	$234
Financed insurance premiums	$1,712	$1,431	$1,238
Value of shares issued under dividend reinvestment plan	$60	$89	$137
Value of common shares exchanged for OP units	$18	$1,162	$186
Change in fair value of cash flow hedge	$7,803	$(9,062)	$(9,828)
Reallocation of ownership percentage between parent and subsidiary	$(27)	$(20)	$—
Property received as termination fee	$—	$251	$—

	December 31,
	2021	2020	2019
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,721	$25,777	$15,530
Restricted cash	193	179	113
Total cash, cash equivalents and restricted cash	$15,914	$25,956	$15,643

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2021, 2020 and 2019, we owned 60, 58, and 58 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of December 31, 2021, these properties consist of:

Consolidated Operating Portfolio

•53 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•two wholly owned properties, Lakeside Market and Anderson Arbor, that meet our Community Centered Properties® containing approximately 0.2 and 0.1 million square feet of GLA and having total carrying amounts (net of accumulated depreciation) of $52.7 and $28.2 million, respectively.

•five parcels of land held for future development.

As of December 31, 2021, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

The global health crisis caused by COVID-19 and the related responses intended to control its spread may continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2021, 2020 and 2019, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of the Operating Partnership allocable to holders of operating partnership interests other than us.  Net income or loss is allocated to noncontrolling interests based on the weighted-average percentage ownership of the Operating Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (the “common shares”) and units of limited partnership interest in the Operating Partnership that are convertible into cash or, at our option, common shares on a one-for-one basis (the “OP units”) changes the percentage of ownership interests of both the noncontrolling interests and Whitestone.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
    Equity Method. In accordance with ASU 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

As of December 31, 2021, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA. We own 81.4% of the total outstanding units of Pillarstone OP. We also manage the day-to-day operations of Pillarstone OP. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $5.9 million, $6.1 million and $6.5 million in share-based compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively.
At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Plan. The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which was the day after the 2008 Plan expired.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP pays us management fees for property management, leasing and day-to-day advisory and administrative services. Their obligations are satisfied over time. Pillarstone OP is billed monthly and typically pays quarterly. Revenues are governed by the Management Agreements (as defined in Note 4). Refer to Note 4 to our accompanying consolidated financial statements for additional information regarding the Management Agreements with Pillarstone OP. Additionally, we recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2021 and 2020 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2021, approximately $414,000 and $291,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2020, approximately $481,000 and $306,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2019, approximately $500,000 and $320,000 in interest expense and real estate taxes, respectively, were capitalized.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2021.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2021 and 2020, we had an allowance for uncollectible accounts of $14.9 million and $16.4 million, respectively. For the years ending December 31, 2021, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of $(0.1) million, $5.6 million and $1.5 million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2021 and 2020, was a bad debt adjustment of $0.1 million and $2.3 million, respectively, and a straight-line rent reserve adjustment of $0.9 million and $1.2 million, respectively, related to credit loss for the conversion of 59 and 102 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
at regular corporate rates.  We believe that we are organized and operate in such a manner as to qualify to be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2021, 2020 and 2019, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $643.6 million and $646.4 million as compared to the book value of approximately $643.6 million and $645.2 million as of December 31, 2021 and 2020, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0.1 million and $0.1 million as compared to the book value of approximately $0.1 million and $0.1 million as of December 31, 2021 and 2020, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2021 and 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2021, we consider our cash flow hedges to be highly effective.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

3.  REAL ESTATE

As of December 31, 2021, we owned 60 commercial properties in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 5.2 million square feet of gross leasable area (“GLA”). Five of the 60 commercial properties are land parcels held for future development.

Property Acquisitions. On December 1, 2021 we acquired Anderson Arbor, a property that meets our Community Centered Property® strategy, for $28.1 million in cash and net prorations. Anderson Arbor, a 89,746 square foot property, was 89% leased at the time of purchase and is located in Austin, Texas.

On July 8, 2021, we acquired Lakeside Market, a property that meets our Community Centered Property® strategy, for $53.2 million in cash and net prorations. Lakeside Market, a 162,649 square foot property, was 80.5% leased at the time of purchase and is located in Plano, Texas.

On December 6, 2019, we acquired Las Colinas Village, a property that meets our Community Centered Property® strategy, for $34.8 million in cash and net prorations. Las Colinas Village, a 104,919 square foot property, was 86% leased at the time of purchase and is located in Irving, Texas.

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended December 31, 2021, 2020 and 2019 were acquired on January 1, 2019. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Total revenues	$130,468	$125,384	$129,755
Net income	$12,562	$6,257	$24,153
Net income attributable to Whitestone REIT (1)	$12,357	$6,140	$23,608

Basic Earnings Per Share:	$0.27	$0.15	$0.59

Diluted Earnings Per Share:	$0.27	$0.14	$0.57

Weighted-average common shares outstanding:
Basic	45,486	42,244	40,184
Diluted	46,336	42,990	41,462

(1)     Net income attributable to Whitestone REIT reflects historical ownerhip percentages.

Acquisition costs. Acquisition-related costs of $0.3 million and $0.0 million are capitalized in real estate assets in our balance sheets for the years ended December 31, 2021 and 2020, respectively. No acquisition-related costs are included in general and administrative expenses in our statements of operations and comprehensive income (loss) for the year ended 2019.

Development properties. As of December 31, 2019, we had substantially completed construction at our Anthem Marketplace Phase II property. As of December 31, 2019, we had incurred approximately $1.4 million in construction costs. The 6,853 square foot Community Centered Property® was 100% occupied as of December 31, 2021 and is located in Phoenix, Arizona, and adjacent to Anthem Marketplace.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
Property dispositions. During 2021, we received $1.8 million in principal payments in connection with the sale of three office buildings we completed on December 31, 2014. We recorded a gain on sale of $1.8 million during the year ended December 31, 2021. Previously, on April 24, 2019, we received a $0.7 million principal payment in connection with this sale, and recorded a gain on sale of $0.7 million during the year ended December 31, 2019. In 2014, we provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred a $2.5 million gain until principal payments on the seller-financed loan were received. We have included these gains in discontinued operations in the respective years of the principal payment receipts as both met the definition of discontinued operations at the date of sale. As of December 31, 2021, we have recognized all the deferred gains associated with the three office buildings.

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

On April 24, 2019 we received a $0.7 million principal payment in connection with the sale of three office buildings we completed on December 31, 2014. We recorded a gain on sale of $0.7 million. In 2014, we provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred a $2.5 million gain until principal payments on the seller-financed loan are received. The purchaser of the office buildings sold Zeta on April 24, 2019 and paid the entire principal balance of the loan related to the property. We have included the gain in discontinued operations as it did meet the definition of discontinued operations at the date of the sale.

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”).

In connection with the Contribution, Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a management agreement with the entities that own the contributed Pillarstone Properties (collectively, the “Management Agreements”). Pursuant to the Management Agreements, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV of such Pillarstone Property, with the exception of Uptown Tower, in which case services to Pillarstone OP are provided in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The Management Agreements are automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of December 31, 2021.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

As of December 31, 2021, we owned approximately 81.4% of the total outstanding units of Pillarstone OP.

In accordance with ASU 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

The table below presents the real estate partnership investment in which the Company held an ownership interest (in thousands):

		The Company’s Investment as of December 31,
		2021(3)	2020
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,588	$33,979
Total real estate partnership(2)		$34,588	$33,979

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing eight property interests and 0.9 million square feet of GLA, as of December 31, 2021 and 2020.

(3) On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new rights agreement (the “Pillarstone Rights Agreement”), pursuant to which each holder of Pillarstone REIT common stock received one preferred share purchase right (a “Right”) per common share held as of the applicable record date. Each Right entitles the registered holder to purchase from Pillarstone REIT one one-thousandth (a “Unit”) of a series D preferred share of Pillarstone at a purchase price (“Purchase Price”) of $7.00 per Unit, subject to adjustment. The Rights are exercisable upon the occurrence of certain events as described in the Pillarstone Rights Agreement, including the acquisition by certain holders of 5% or more of the common shares of Pillarstone REIT (an “Acquiring Person”). Upon the acquisition of Pillarstone REIT common shares by an Acquiring Person, each holder of a Right (other than an Acquiring Person), will have the right to receive upon exercise a number of Pillarstone REIT common shares having a market value of two times the Purchase Price. As set forth in the Amended and Restated Limited Partnership Agreement of Pillarstone OP, dated as of December 8, 2016 (the “Pillarstone Partnership Agreement”), we have the contractual right to have our limited partnership interests in Pillarstone redeemed at our discretion. However, upon receipt of a redemption notice, Pillarstone OP has the option of the applicable redemption price in cash, based on the market value of Pillarstone REIT common shares, or in Pillarstone REIT common shares. To the extent we seek to have our partnership units in Pillarstone OP redeemed and Pillarstone OP elects to pay the applicable redemption price in Pillarstone REIT common shares (and such shares represent 5% or more of the outstanding common shares of Pillarstone REIT), the Rights could become exercisable. To the extent the Rights are exercised as a result of our Pillarstone OP units being redeemed for Pillarstone REIT common shares, our ownership interest in Pillarstone REIT would be significantly diluted, which could adversely impact the value of our investment in Pillarstone OP. While we do not believe the overall impact of the Pillarstone Rights Agreement on the value of our investment in Pillarstone OP is material, we cannot reasonably estimate a range of possible loss at this time.

On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three properties in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds to make a large distribution to Whitestone of $5.4 million after customary closing deductions, to pay off mortgage debt on the three properties, and to pay off the remaining $5.7 million of its $15.5 million loan from Whitestone. Included in 2019 equity in earnings from real estate partnership is a $13.8 million gain related to this sale.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Year Ended December 31,
	2021	2020	2019

Pillarstone OP	$609	$921	$15,076

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	December 31,
	2021	2020
Assets:
Real estate, net	$48,273	$49,113
Other assets	8,790	7,657
Total assets	57,063	56,770
Liabilities and equity:
Notes payable	14,920	15,185
Other liabilities	3,200	3,533
Equity	38,943	38,052
Total liabilities and equity	57,063	56,770
Company’s share of equity	31,718	30,992
Cost of investment in excess of the Company’s share of underlying net book value	2,870	2,987
Carrying value of investment in real estate partnership	$34,588	$33,979

	Year Ended December 31,
	2021	2020	2019
Rental revenues	$9,272	$9,672	$14,253
Property expenses	(6,988)	(6,858)	(9,045)
Other expenses	(1,407)	(1,440)	(3,449)
Gain (loss) on sale of properties or disposal of assets	23	(112)	16,943
Net income	$900	$1,262	$18,702

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for both years ended December 31, 2021 and 2020 was $108,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company's maximum exposure to loss relating to Pillarstone OP is limited to its investment in Pillarstone OP and its guarantee of promissory notes issued to Pillarstone OP. Since the date of the Contribution, the Company has not provided financial support to Pillarstone OP that it was not previously contractually required to provide under the Management Agreements.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
triggering events occur. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value and is recorded on the Company’s consolidated balance sheet as a liability. The Company amortizes the guarantee liability into income over seven years. For the years ended December 31, 2021, 2020, and 2019, the amortization of the guarantee liability was $38,000, $39,000, and $182,000, respectively.

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2021	2020
Tenant receivables	$18,410	$22,956
Accrued rents and other recoveries	18,681	16,348
Allowance for doubtful accounts	(14,896)	(16,426)
Other receivables	200	131
Totals	$22,395	$23,009

6.  UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2021	2020
Leasing commissions	$13,341	$10,380
Deferred legal cost	365	373
Deferred financing cost	3,898	3,898
Total cost	17,604	14,651
Less: leasing commissions accumulated amortization	(6,305)	(5,029)
Less: deferred legal cost accumulated amortization	(248)	(216)
Less: deferred financing cost accumulated amortization	(2,609)	(1,720)
Total cost, net of accumulated amortization	$8,442	$7,686

 A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs	Deferred Financing Costs	Total
2022	$1,634	$32	$829	$2,495
2023	1,344	22	241	1,607
2024	1,125	19	188	1,332
2025	874	18	31	923
2026	677	17	—	694
Thereafter	1,382	9	—	1,391
Total	$7,036	$117	$1,289	$8,442

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
7.  LEASES

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2021 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2022	$91,846
2023	81,451
2024	67,717
2025	51,413
2026	36,719
Thereafter	112,922
Total	$442,068

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

    As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately one to five years.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in existence as of December 31, 2021 in which we are the lessee (in thousands):

Years Ended December 31,	Minimum Future Rents
2022	$110
2023	65
2024	43
2025	31
2026	1
Total undiscounted rental payments	250
Less imputed interest	19
Total lease liabilities	$231

For the year ended December 31, 2021, the total lease costs were $1,036,000. The weighted average remaining lease term for our operating leases was 2.9 years at December 31, 2021. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at December 31, 2021.

For the year ended December 31, 2020, the total lease costs were $1,077,000. The weighted average remaining lease term for our operating leases was 2.1 years at December 31, 2020. We do not include renewal options in the lease term for

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at December 31, 2020.

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2021	2020
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,358	18,687
$20.2 million 4.28% Note, due June 6, 2023	17,808	18,222
$14.0 million 4.34% Note, due September 11, 2024	12,978	13,236
$14.3 million 4.34% Note, due September 11, 2024	13,773	14,014
$15.1 million 4.99% Note, due January 6, 2024	13,907	14,165
$2.6 million 5.46% Note, due October 1, 2023	2,289	2,339
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	119,500	119,500
Total notes payable principal	643,613	645,163
Less deferred financing costs, net of accumulated amortization	(771)	(978)
	$642,842	$644,185

(1)    Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(2)    Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

A number of our current debt agreements, including our 2019 Facility (as defined below), have an interest rate tied to the LIBOR. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years. We cannot predict the impact of the phase out of LIBOR on our debt agreements and interest rates. While some of our current debt agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR on its financial condition or whether the discontinuation of LIBOR would have a material adverse effect on its results of operations.

On April 30, 2020, the Company entered into a loan in the principal amount of $1,733,510 from U.S. Bank National Association, one of the Company’s existing lenders, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
CARES Act. The PPP Loan was set to mature on May 6, 2022 (the “Maturity Date”), and accrued interest at 1.00% per annum and could be prepaid in whole or in part without penalty. Pursuant to the CARES Act, the Company applied for and was granted forgiveness for all of the PPP Loan. Forgiveness was determined by the U.S. Small Business Administration based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. Pursuant to the guidance in FASB ASC 405-20, “Liabilities - Extinguishment of Liabilities,” the Company recognized a $1,734,000 gain for the PPP Loan forgiveness during the year ended December 31, 2020 based on the legal release from the U.S. Small Business Administration.

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
December 31, 2021
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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of December 31, 2021, the interest rate on the 2019 Revolver was 1.74%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. On March 20, 2020, as a precautionary measure to preserve our financial flexibility in response to potential credit risks posed by the COVID-19 pandemic, the Company drew down approximately $30.0 million under the 2019 Revolver. As of December 31, 2021, subject to any potential future paydowns or increases in the borrowing base, we have $86.8 million remaining availability under the 2019 Revolver. As of December 31, 2021, $384.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $130.5 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the previous debt facility, which the 2019 Facility amended and restated, and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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
December 31, 2021
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

As of December 31, 2021, our $159.1 million in secured debt was collateralized by seven properties with a carrying value of $247.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of December 31, 2021, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2021 were as follows (in thousands):

Year	Amount Due
2022	$101,962
2023	147,363
2024	228,574
2025	17,143
2026	17,143
Thereafter	131,428
Total	$643,613

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

As of December 31, 2021, we had the following contractual obligations (in thousands):

		Payment due by period (in thousands)
Consolidated Contractual Obligations	Total	Less than 1 year (2022)	1 - 3 years (2023 - 2024)	3 - 5 years (2025 - 2026)	More than 5 years (after 2026)
Long-Term Debt - Principal	$643,613	$101,962	$375,937	$34,286	$131,428
Long-Term Debt - Fixed Interest	65,865	21,419	27,235	12,502	4,709
Long-Term Debt - Variable Interest (1)	4,959	4,959	—	—	—
Unsecured credit facility - Unused commitment fee (2)	374	351	23	—	—
Operating Lease Obligations	232	92	108	32	—
Related Party Rent Lease Obligations	18	18	—	—	—
Total	$715,061	$128,801	$403,303	$46,820	$136,137

(1)     As of December 31, 2021, we had one loan totaling $119.5 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 1.40% to LIBOR plus 1.90%, which reflects our new interest rates under the 2019 Facility.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2021, of 0.10%.

(2)    The unused commitment fees on the 2019 Facility, payable quarterly, are based on the average daily unused amount of the 2019 Facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for the 2019 Facility based on our December 31, 2021 balance of $384.5 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
9.  DERIVATIVES AND HEDGING ACTIVITIES

The estimated fair value of our interest rate swaps is as follows (in thousands):

December 31, 2021
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(6,860)

December 31, 2020
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(14,663)

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
December 31, 2021

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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Year ended December 31, 2021	$7,803	Interest expense	$5,427
Year ended December 31, 2020	$(9,062)	Interest expense	$3,578
Year ended December 31, 2019	$(9,828)	Interest expense	$1,036

(1)    There was no ineffective portion of our interest rate swaps recognized in earnings for the years ended December 31, 2021, 2020 and 2019.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2021, 2020 and 2019, 772,383, 820,563 and 924,314 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2021, 2020 and 2019, distributions of $0, $0 and $41,000, respectively, were made to the holders of certain restricted common shares, none of which were charged against earnings. See Note 14 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

	Year Ended
	December 31,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Income from continuing operations	$10,420	$6,151	$23,634
Less: Net income attributable to noncontrolling interests	(172)	(117)	(511)
Distributions paid on unvested restricted shares	—	—	(41)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	10,248	6,034	23,082
Income from discontinued operations	1,833	—	594
Less: Net income attributable to noncontrolling interests	(33)	—	(34)
Income from discontinued operations attributable to Whitestone REIT	1,800	—	560
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$12,048	$6,034	$23,642

Denominator:
Weighted average number of common shares - basic	45,486	42,244	40,184
Effect of dilutive securities:
Unvested restricted shares	850	746	1,278
Weighted average number of common shares - dilutive	46,336	42,990	41,462

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.23	$0.14	$0.57
Income from discontinued operations attributable to Whitestone REIT	0.03	0.00	0.02
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.26	$0.14	$0.59
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.22	$0.14	$0.56
Income from discontinued operations attributable to Whitestone REIT	0.04	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.26	$0.14	$0.57

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2021	2020	2019
Ordinary income (unaudited)	80.7%	59.9%	28.6%
Return of capital (unaudited)	19.3%	40.1%	19.4%
Capital gain distributions (unaudited)	—%	—%	52.0%
Total	100.0%	100.0%	100.0%

12.  RELATED PARTY TRANSACTIONS

The Contribution. As of December 31, 2021, Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of the Company, also served as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 66.7% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). As of December 31, 2021, Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of the Company, also served as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 20.0% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, also serves as a Trustee of Pillarstone REIT. Mr. James C. Mastandrea’s employment with the Company was terminated on January 18, 2022. He was also removed as Chairman of the Board following his termination. Mr. John J. Dee also departed the Company on February 9, 2022.

The Contribution is pursuant to the Company’s strategy of recycling capital by disposing of Non-Core Properties that do not fit the Company’s Community Centered Property® strategy and the terms of the Contribution Agreement, the OP Unit Purchase Agreement, the Tax Protection Agreement and the Contribution were determined through arm’s-length negotiations. The Contribution was unanimously approved and recommended by a special committee of independent Trustees of the Company. See Note 4 for additional disclosure on the Contribution.

Pillarstone OP. In accordance with ASU 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

During the ordinary course of business, we have transactions with Pillarstone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Location of Revenue (Expense)	2021	2020	2019
Rent	Operating and maintenance	$(899)	$(932)	$(813)
Property management fee income	Management, transaction, and other fees	$568	$598	$856
Interest income	Interest, dividend and other investment income	$—	$—	$171

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
December 31, 2021
13.  EQUITY

Under our declaration of trust, as amended, we have authority to issue up to 400 million common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the years ended December 31, 2021 and 2020, we sold 6,287,087 and 170,942 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $56.0 million and $2.2 million, respectively. In connection with such sales, we paid compensation of approximately $853,000 and $34,000, respectively, to the sales agents.

    Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2021, we owned a 98.5% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2021 and 2020, there were 49,793,803 and 43,043,251 OP units outstanding, respectively.  We owned 49,023,313 and 42,270,476 OP units as of December 31, 2021 and 2020, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 98.3%, 98.1% and 97.7% for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021 and 2020, 2,285 and 135,797 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
 Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distribution Per Common Share	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

2020
Fourth Quarter	$0.1050	$4,432	$0.1050	$81	$4,513
Third Quarter	0.1050	4,430	0.1050	81	4,511
Second Quarter	0.1050	4,413	0.1050	91	4,504
First Quarter	0.2850	11,928	0.2850	258	12,186
Total	$0.6000	$25,203	$0.6000	$511	$25,714

On March 24, 2020 we announced that, in further pursuit of ensuring our financial flexibility, our board of trustees (the “Board”) determined to conserve additional liquidity by reducing our distribution in response to the COVID-19 pandemic. The distribution reduction has resulted in approximately $7.7 million of quarterly cash savings for 2020.

The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.

Shareholders' Rights Plan

On May 14, 2020, the Board authorized a dividend of one preferred share purchase right (a “Right”) for each outstanding common share of beneficial interest, par value $0.001 per share, of the Company (the “Common Shares”). The dividend is payable on May 26, 2020 (the “Record Date”), to the holders of record of Common Shares as of 5:00 P.M., New York City time, on the Record Date. The description and terms of the Rights are set forth in a rights agreement, dated as of May 14, 2020 (as the same may be amended from time to time, the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”). Each Right entitles the registered holder to purchase from the Company one one-thousandth (a “Unit”) of a Series A Preferred Share, par value $0.001 per share (each a “Preferred Share”), of the Company at a purchase price (“Purchase Price”) of $30.00 per Unit, subject to adjustment.

The Board adopted the Rights Agreement to ensure that the Board remains in the best position to fulfill its duties and is intended to promote the fair and equal treatment of all shareholders by guarding against opportunistic efforts to capitalize on recent macroeconomic conditions, including open market accumulations or other tactics, aimed at gaining control of the Company without paying an appropriate control premium to deliver sufficient value for all Company shareholders.

The Rights will expire on the earliest of (i) the close of business on May 13, 2021, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Board, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement (such earliest date, the “Expiration Date”).

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
On April 21, 2021, the Company entered into the First Amendment to Rights Agreement (the “First Amendment”) with the Rights Agent. The First Amendment amends the Rights Agreement by and between the Company and the Rights Agent, solely to extend the expiration date of the rights under the Rights Agreement from the close of business on May 13, 2021 to the close of business on May 13, 2022, unless earlier exercised, exchanged, amended, redeemed, or terminated.

On February 7, 2022, the Company entered into the Second Amendment to Rights Agreement (the “Second Amendment”) with the Rights Agent. The Second Amendment amends the First Amendment to the Rights Agreement by and between the Company and the Rights Agent, solely to accelerate the expiration date of the rights under the Rights Agreement from the close of business on May 13, 2022 to the close of business on February 7, 2022. As a result of the Second Amendment, effective as of the close of business on February 7, 2022, the Rights as defined in the Rights Agreement have expired and cease to be outstanding.

14.  INCENTIVE SHARE PLAN

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

On June 30, 2019, the Compensation Committee approved the grant of an aggregate of 405,417 TSR Units and 317,184 time-based restricted common share units under the 2018 Plan to certain of our employees. On September 30, 2019,

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
the Compensation Committee approved the grant of 17,069 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit was 0% based on on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $8.22 was determined using the Monte Carlo simulation method and was recognized as share-based compensation expense ratably from the June 30, 2019 grant date to the end of the performance period, December 31, 2021. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. On December 31, 2021, the remaining unvested 385,648 TSR Units that were granted on June 30, 2019 and September 30, 2019 vested at 0% attainment into 0 common shares. The time-based restricted common share units have a grant date fair value of $10.63 and $11.69 and vest annually in three equal installments for the June 30, 2019 and September 30, 2019 grants, respectively.

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

On June 30, 2021, the Compensation Committee approved the grant of an aggregate of 433,200 TSR Units and 433,200 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $4.17 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the June 30, 2021 grant date to the end of the performance period, December 31, 2023. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately 3 years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $7.51 and vest annually in three equal installments. The 433,200 TSR Units granted on June 30, 2021 include 111,465 TSR Units that will be converted into the right to receive cash in the amount of the fair market value of the common shares to the extent that common shares are not available for issuance under the 2018 Plan.

On September 30, 2021, the Compensation Committee approved the grant of an aggregate of 5,500 time-based restricted common share units under the 2018 Plan to certain of our employees. The time-based common share units had a grant date fair value of $9.06 each and vest annually in three equal installments.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021
A summary of the share-based incentive plan activity as of and for the year ended December 31, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2021	2,903,846	$9.45
Granted	904,215	5.99
Vested	(1,024,808)	9.52
Forfeited	(67,121)	7.28
Non-vested at December 31, 2021	2,716,132	8.32
Available for grant at December 31, 2021	289,958

(1)    The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2021, 2020 and 2019 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2021	904,215	$5.99	(1,024,808)	$9,757
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566
Year Ended December 31, 2019	762,630	$9.46	(284,964)	$3,352

Total compensation recognized in earnings for share-based payments was $5.9 million, $6.1 million, and $6.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, there were 885,000 CIC Units outstanding that we do not expect to vest before their period of restriction lapses in 33 months because the Company considers a Change in Control unlikely on or before September 30, 2024. As of December 31, 2021, there was approximately $2.7 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 24 months and approximately $4.8 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on January 1, 2022.

We expect to record approximately $7.5 million in share-based compensation subsequent to the year ended December 31, 2021. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 22 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2021, the TSR Peer Group Ranking called for 0% attainment of the TSR Units granted in 2020 and 2021. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

15. GRANTS TO TRUSTEES

On December 13, 2021, five independent trustees and one trustee emeritus were granted a total of 29,825 common shares, which vest immediately and are prorated based on date appointed. The 29,825 common shares granted to our trustees had a grant fair value of $9.32 per share. The fair value of the shares granted during the year ended December 31, 2021 was determined using quoted prices available on the date of grant.

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

16.  COMMITMENTS AND CONTINGENCIES

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted the Pillarstone Rights Agreement. See Note 4 (Investment in Real Estate Partnership) for additional information regarding the Pilliarstone Rights Agreement.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021
Revenues	$29,045	$30,618	$32,444	$33,258
Net income	$1,441	$5,218	$2,946	$2,648
Net income attributable to Whitestone REIT	$1,415	$5,126	$2,899	$2,608
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares(1)	$0.03	$0.08	$0.06	$0.05
Income from discontinued operations attributable to Whitestone REIT(1)	$0.00	$0.04	$0.00	$0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.03	$0.12	$0.06	$0.05
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares(1)	$0.03	$0.08	$0.06	$0.05
Income from discontinued operations attributable to Whitestone REIT(1)	$0.00	$0.04	$0.00	$0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.03	$0.12	$0.06	$0.05

2020
Revenues	$30,584	$27,597	$29,900	$29,834
Net income	$1,647	$419	$914	$3,171
Net income attributable to Whitestone REIT	$1,612	$410	$900	$3,112
Basic Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.04	$0.01	$0.02	$0.07
Diluted Earnings per share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares (1)	$0.04	$0.01	$0.02	$0.07

(1)     The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

19. SUBSEQUENT EVENTS

Shareholders' Rights Plan

On February 7, 2022, the Company entered into the Second Amendment to Rights Agreement (the “Amendment”) with American Stock Transfer and Trust, LLC, as rights agent (the “Rights Agent”). The Amendment amends the First Amendment to the Rights Agreement (the “Rights Agreement”), dated as of April 21, 2021, by and between the Company and the Rights Agent, solely to accelerate the expiration date of the rights under the Rights Agreement from the close of business on May 13, 2022 to the close of business on February 7, 2022. As a result of the Amendment, effective as of the close of business on February 7, 2022, the Rights as defined in the Rights Agreement have expired and cease to be outstanding.

Executive Officer Changes

On January 18, 2022, the Board of Trustees terminated James Mastandrea, with cause, from his position as Chief Executive Officer. Mr. Mastandrea was also replaced as Chairman of the Board. Following his termination, the Board of Trustees appointed Dave Holeman, previously our Chief Financial Officer, as Chief Executive Officer. The Company also recently replaced its Chief Operating Officer and Executive Vice President of Acquisitions and Asset Management. As a result of these changes, we will recognize a reduction of share-based compensation of approximately $2 million in the first quarter of 2022 due to forfeitures. These changes, as well as future change, in our executive management team may be disruptive to, or cause uncertainty in, our business, and may have a negative impact on our ability to grow and manage our business effectively.

Former CEO Litigation

On February 23, 2022, Whitestone’s former CEO, James Mastandrea, filed suit against Whitestone REIT and certain of the Company’s trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging claims relating to the termination of claimant’s employment. Claimant purports to assert claims for breach of contract, breach of fiduciary duties, tortious interference with contract, civil conspiracy, and declaratory judgment. The claimant seeks $25 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

Whitestone REIT and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2021

	(in thousands)
	Balance at		Deductions	Balance at
	Beginning		from	End of
Description	of Year	Charges(1)	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2021	$16,426	$(90)	$(1,440)	$14,896
Year ended December 31, 2020	11,173	5,649	(396)	16,426
Year ended December 31, 2019	9,746	1,484	(57)	11,173

(1) For the year ended December 31, 2021, 2020, and 2019 charges were reductions (additions) to revenue.

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$370	$—	$5,126	$4,456	$9,582
Anderson Arbor	4,679	23,545	(48)	—	4,679	23,497	28,176
Anthem Marketplace	4,790	17,973	1,817	—	4,790	19,790	24,580
Anthem Marketplace Phase II	204	—	502	—	204	502	706
Bissonnet Beltway	415	1,947	552	—	415	2,499	2,914
BLVD Place	63,893	90,942	2,921	—	63,893	93,863	157,756
The Citadel	472	1,777	3,271	—	472	5,048	5,520
City View Village	2,044	4,149	108	—	2,044	4,257	6,301
Davenport Village	11,367	34,101	1,622	—	11,367	35,723	47,090
Desert Canyon	1,976	1,704	960	—	1,976	2,664	4,640
Eldorado Plaza	16,551	30,746	771	—	16,551	31,517	48,068
Fountain Hills Plaza	5,113	15,340	632	—	5,113	15,972	21,085
Fountain Square	5,573	9,828	2,863	—	5,573	12,691	18,264
Fulton Ranch Towne Center	7,604	22,612	2,852	—	7,604	25,464	33,068
Gilbert Tuscany Village	1,767	3,233	1,356	—	1,767	4,589	6,356
Gilbert Tuscany Village Hard Corner	856	794	169	—	856	963	1,819
Heritage Trace Plaza	6,209	13,821	883	—	6,209	14,704	20,913
Headquarters Village	7,171	18,439	1,750	—	7,171	20,189	27,360
Keller Place	5,977	7,577	925	—	5,977	8,502	14,479
Kempwood Plaza	733	1,798	2,358	—	733	4,156	4,889
Lakeside Market	18,116	35,290	(291)	—	18,116	34,999	53,115
La Mirada	12,853	24,464	1,465	—	12,853	25,929	38,782
Las Colinas Village	16,706	18,098	688	—	16,706	18,786	35,492
Lion Square	1,546	4,289	4,850	—	1,546	9,139	10,685
The Marketplace at Central	1,305	5,324	1,494	—	1,305	6,818	8,123
Market Street at DC Ranch	9,710	26,779	9,163	—	9,710	35,942	45,652
Mercado at Scottsdale Ranch	8,728	12,560	1,705	—	8,728	14,265	22,993
Paradise Plaza	6,155	10,221	1,307	—	6,155	11,528	17,683
Parkside Village North	3,877	8,629	192	—	3,877	8,821	12,698
Parkside Village South	5,562	27,154	939	—	5,562	28,093	33,655
Pima Norte	1,086	7,162	2,884	—	1,086	10,046	11,132
Pinnacle of Scottsdale	6,648	22,466	1,955	—	6,648	24,421	31,069
Pinnacle of Scottsdale Phase II	883	4,659	2,718	—	883	7,377	8,260
The Promenade at Fulton Ranch	5,198	13,367	689	—	5,198	14,056	19,254
Providence	918	3,675	2,887	—	918	6,562	7,480
Quinlan Crossing	9,561	28,683	1,151	—	9,561	29,834	39,395
Seville	6,913	25,518	1,157	—	6,913	26,675	33,588
Shaver	184	633	140	—	184	773	957
Shops at Pecos Ranch	3,781	15,123	893	—	3,781	16,016	19,797
Shops at Starwood	4,093	11,487	1,089	—	4,093	12,576	16,669
Shops at Starwood Phase III	1,818	7,069	3,575	—	1,818	10,644	12,462
The Shops at Williams Trace	5,920	14,297	1,156	—	5,920	15,453	21,373
South Richey	778	2,584	2,349	—	778	4,933	5,711
Spoerlein Commons	2,340	7,296	1,675	—	2,340	8,971	11,311
The Strand at Huebner Oaks	5,805	12,335	974	—	5,805	13,309	19,114
SugarPark Plaza	1,781	7,125	1,385	—	1,781	8,510	10,291
Sunridge	276	1,186	781	—	276	1,967	2,243
Sunset at Pinnacle Peak	3,610	2,734	860	—	3,610	3,594	7,204
Terravita Marketplace	7,171	9,392	1,481	—	7,171	10,873	18,044

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Town Park	850	2,911	479	—	850	3,390	4,240
Village Square at Dana Park	10,877	40,250	4,846	—	10,877	45,096	55,973
Westchase	423	1,751	3,382	—	423	5,133	5,556
Williams Trace Plaza	6,800	14,003	1,768	—	6,800	15,771	22,571
Windsor Park	2,621	10,482	8,664	—	2,621	19,146	21,767
Woodlake Plaza	1,107	4,426	3,643	—	1,107	8,069	9,176
Total Whitestone Properties	$328,520	$747,834	$100,727	$—	$328,520	$848,561	$1,177,081

Land Held for Development:
BLVD Place Phase II-B	10,500	—	699	2,692	10,500	3,391	13,891
Dana Park Development	4,000	—	25	—	4,000	25	4,025
Eldorado Plaza Development	911	—	30	—	911	30	941
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Total - Land Held for Development	$16,392	$—	$754	$2,692	$16,392	$3,446	$19,838

Grand Totals - Whitestone Properties	$344,912	$747,834	$101,481	$2,692	$344,912	$852,007	$1,196,919

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Whitestone Properties:
Ahwatukee Plaza		$1,193		8/16/2011	5-39 years
Anderson Arbor		25		12/01/2021	5-39 years
Anthem Marketplace	(3)	4,302		6/28/2013	5-39 years
Anthem Marketplace Phase II		146	3/1/2019		5-39 years
Bissonnet Beltway		2,154		1/1/1999	5-39 years
BLVD Place	(4)	11,475		5/26/2017	5-39 years
The Citadel		2,671		9/28/2010	5-39 years
City View Village		779		3/31/2015	5-39 years
Davenport Village		6,615		5/27/2015	5-39 years
Desert Canyon		1,091		4/13/2011	5-39 years
Eldorado Plaza		3,786		5/3/2017	5-39 years
Fountain Hills Plaza		3,468		10/7/2013	5-39 years
Fountain Square		3,774		9/21/2012	5-39 years
Fulton Ranch Towne Center		4,761		11/5/2014	5-39 years
Gilbert Tuscany Village		1,933		6/28/2011	5-39 years
Gilbert Tuscany Village Hard Corner		235		8/28/2015	5-39 years
Heritage Trace Plaza		3,087		7/1/2014	5-39 years
Headquarters Village	(5)	4,996		3/28/2013	5-39 years
Keller Place		1,593		8/26/2015	5-39 years
Kempwood Plaza		2,233		2/2/1999	5-39 years
Lakeside Market		408		7/8/2021	5-39 years
La Mirada		3,981		9/30/2016	5-39 years
Las Colinas Village		1,009		12/6/2019	5-39 years
Lion Square		6,101		1/1/2000	5-39 years
The Marketplace at Central		2,477		11/1/2010	5-39 years
Market Street at DC Ranch		10,461		12/5/2013	5-39 years
Mercado at Scottsdale Ranch		3,604		6/19/2013	5-39 years
Paradise Plaza		3,277		8/8/2012	5-39 years
Parkside Village North		1,560		7/2/2015	5-39 years
Parkside Village South		4,789		7/2/2015	5-39 years
Pima Norte		3,836		10/4/2007	5-39 years
Pinnacle of Scottsdale	(6)	6,834		12/22/2011	5-39 years
Pinnacle of Scottsdale Phase II		1,707	3/31/2017		5-39 years
The Promenade at Fulton Ranch		2,841		11/5/2014	5-39 years
Providence		3,137		3/30/2001	5-39 years
Quinlan Crossing		5,130		8/26/2015	5-39 years
Seville		3,798		9/30/2016	5-39 years
Shaver		470		12/17/1999	5-39 years
Shops at Pecos Ranch	(7)	3,933		12/28/2012	5-39 years
Shops at Starwood	(8)	3,310		12/28/2011	5-39 years
Shops at Starwood Phase III		2,056	12/31/2016		5-39 years
The Shops at Williams Trace		3,028		12/24/2014	5-39 years
South Richey		3,097		8/25/1999	5-39 years
Spoerlein Commons		2,949		1/16/2009	5-39 years
The Strand at Huebner Oaks		2,666		9/19/2014	5-39 years
SugarPark Plaza		3,785		9/8/2004	5-39 years
Sunridge		1,056		1/1/2002	5-39 years
Sunset at Pinnacle Peak		1,156		5/29/2012	5-39 years
Terravita Marketplace		2,991		8/8/2011	5-39 years
Town Park		2,499		1/1/1999	5-39 years

Whitestone REIT and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Village Square at Dana Park	(9)	11,511		9/21/2012	5-39 years
Westchase		2,768		1/1/2002	5-39 years
Williams Trace Plaza		2,906		12/24/2014	5-39 years
Windsor Park		11,052		12/16/2003	5-39 years
Woodlake Plaza		3,833		3/14/2005	5-39 years
		$190,333

Land Held for Development:
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Totals - Whitestone Properties		$190,333

(1)     Reconciliations of total real estate carrying value for the three years ended December 31, follows (in thousands):

	2021	2020	2019
Balance at beginning of period	$1,106,426	$1,099,955	$1,052,238
Additions during the period:
Acquisitions	81,588	—	34,804
Improvements	9,642	7,613	13,474
	91,230	7,613	48,278
Deductions - cost of real estate sold or retired	(737)	(1,142)	(561)
Balance at close of period	$1,196,919	$1,106,426	$1,099,955

(2)    The aggregate cost of real estate for federal income tax purposes is $1.2 billion.
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