Form 10-Q
period 2022-03-31
Whitestone REIT
filed 2022-05-06
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 49,146,826 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,200,191	$1,196,919
Accumulated depreciation	(197,713)	(190,333)
Total real estate assets	1,002,478	1,006,586
Investment in real estate partnership	34,868	34,588
Cash and cash equivalents	11,136	15,721
Restricted cash	120	193
Escrows and acquisition deposits	9,449	11,323
Accrued rents and accounts receivable, net of allowance for doubtful accounts	23,936	22,395
Receivable due from related party	1,011	847
Unamortized lease commissions, legal fees and loan costs	8,458	8,442
Prepaid expenses and other assets(1)	3,545	1,995
Total assets	$1,095,001	$1,102,090

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$643,876	$642,842
Accounts payable and accrued expenses(2)	31,009	45,777
Payable due to related party	1,207	997
Tenants' security deposits	8,093	8,070
Dividends and distributions payable	5,990	5,366
Total liabilities	690,175	703,052
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,146,223 and 49,144,153 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	622,064	623,462
Accumulated deficit	(222,792)	(223,973)
Accumulated other comprehensive loss	(860)	(6,754)
Total Whitestone REIT shareholders' equity	398,460	392,783
Noncontrolling interest in subsidiary	6,366	6,255
Total equity	404,826	399,038
Total liabilities and equity	$1,095,001	$1,102,090

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
(1) Operating lease right of use assets (net)	$205	$222
(2) Operating lease liabilities	$210	$231

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental(1)	$33,808	$28,695
Management, transaction, and other fees	315	350
Total revenues	34,123	29,045

Operating expenses
Depreciation and amortization	7,910	7,013
Operating and maintenance	5,725	4,839
Real estate taxes	4,367	4,038
General and administrative	3,049	5,634
Total operating expenses	21,051	21,524

Other expenses (income)
Interest expense	6,061	6,132
(Gain) loss on sale or disposal of assets, net	15	(1)
Interest, dividend and other investment income	(14)	(49)
Total other expenses	6,062	6,082

Income before equity investment in real estate partnership and income tax	7,010	1,439

Equity in earnings of real estate partnership	280	89
Provision for income tax	(101)	(87)
Net income	7,189	1,441

Less: Net income attributable to noncontrolling interests	111	26

Net income attributable to Whitestone REIT	$7,078	$1,415

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.14	$0.03
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.14	$0.03

Weighted average number of common shares outstanding:
Basic	49,145	42,495
Diluted	50,306	43,331

Consolidated Statements of Comprehensive Income

Net income	$7,189	$1,441

Other comprehensive income

Unrealized gain on cash flow hedging activities	5,986	2,221

Comprehensive income	13,175	3,662

Less: Net income attributable to noncontrolling interests	111	26
Less: Comprehensive income attributable to noncontrolling interests	92	41

Comprehensive income attributable to Whitestone REIT	$12,972	$3,595

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
(1) Rental
Rental revenues	$24,844	$21,626
Recoveries	9,337	7,598
Bad debt	(373)	(529)
Total rental	$33,808	$28,695

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2021	49,144	$48	$623,462	$(223,973)	$(6,754)	$392,783	771	$6,255	$399,038
Exchange of noncontrolling interest OP units for common shares	1	—	—	—	—	—	(1)	—	—
Issuance of common shares - ATM Program, net of offering costs	—	—	—	—	—	—	—	—	—
Exchange offer costs	—	—	—	—	—	—	—	—	—
Issuance of shares under dividend reinvestment plan	1	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	(1,413)	—	—	(1,413)	—	—	(1,413)
Distributions - $0.1075 per common share / OP unit	—	—	—	(5,897)	—	(5,897)	—	(92)	(5,989)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	5,894	5,894	—	92	5,986
Net income	—	—	—	7,078	—	7,078	—	111	7,189
Balance, March 31, 2022	49,146	$48	$622,064	$(222,792)	$(860)	$398,460	770	$6,366	$404,826

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$7,189	$1,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,911	7,013
Amortization of deferred loan costs	274	274
(Gain) loss on sale or disposal of assets, net	15	(1)
Bad debt	372	529
Share-based compensation	(1,413)	1,398
Equity in earnings of real estate partnership	(280)	(89)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,874	2,352
Accrued rents and accounts receivable	(1,913)	(829)
Receivable due from related party	(164)	(396)
Unamortized lease commissions, legal fees and loan costs	(697)	(844)
Prepaid expenses and other assets	295	611
Accounts payable and accrued expenses	(8,781)	(7,534)
Payable due to related party	210	35
Tenants' security deposits	23	143
Net cash provided by operating activities	4,915	4,103
Cash flows from investing activities:
Additions to real estate	(3,359)	(1,528)
Net cash used in investing activities	(3,359)	(1,528)
Cash flows from financing activities:
Distributions paid to common shareholders	(5,268)	(4,480)
Distributions paid to OP unit holders	(83)	(82)
Repayments of notes payable	(863)	(719)
Repurchase of common shares	—	(324)
Net cash used in financing activities	(6,214)	(5,605)
Net decrease in cash, cash equivalents and restricted cash	(4,658)	(3,030)
Cash, cash equivalents and restricted cash at beginning of period	15,914	25,956
Cash, cash equivalents and restricted cash at end of period (1)	$11,256	$22,926
(1)     For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,772	$5,936
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$20	$3
Financed insurance premiums	$1,846	$1,712
Value of shares issued under dividend reinvestment plan	$15	$15
Change in fair value of cash flow hedge	$5,986	$2,221

	March 31,
	2022	2021
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,136	$22,820
Restricted cash	120	106
Total cash, cash equivalents and restricted cash	$11,256	$22,926

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended March 31, 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2022 and December 31, 2021, and the results of operations for the three month periods ended March 31, 2022 and 2021, the consolidated statements of changes in equity for the three month periods ended March 31, 2022 and 2021 and cash flows for the three month periods ended March 31, 2022 and 2021.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2022 and December 31, 2021, Whitestone wholly owned 60 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of March 31, 2022, these properties consist of:

Consolidated Operating Portfolio

•53 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•two wholly owned properties, Lakeside Market and Anderson Arbor, that meet our Community Centered Properties® strategy containing approximately 0.2 and 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $52.8 and $28.0 million, respectively.
•five parcels of land held for future development.

As of March 31, 2022, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2022 and December 31, 2021, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of March 31, 2022, we consider our cash flow hedges to be highly effective.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2022, approximately $99,000 and $75,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2021, approximately $102,000 and $79,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $(1,329,000) and $1,468,000 in share-based compensation net of forfeitures for the three months ended March 31, 2022 and 2021, respectively. On January 18, 2022, the Board of Trustees terminated James Mastandrea, with cause, from his position as Chief Executive Officer. Mr. Mastandrea was also replaced as Chairman of the Board. Following his termination, the Board of Trustees appointed Dave Holeman, previously our Chief Financial Officer, as Chief Executive Officer. The Company also recently replaced its Chief Operating Officer and Executive Vice President of Acquisitions and Asset Management. As a result of these changes, we recognized a reduction of share-based compensation of $2.2 million during the three months ended March 31, 2022 due to forfeitures. We recognize forfeitures as they occur.

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

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2022 and December 31, 2021, we had an allowance for uncollectible accounts of $15.3 million and $14.9 million, respectively. During the three months ending March 31, 2022 and 2021, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of a $0.4 million decrease to revenue and a $0.5 million decrease to revenue, respectively. The three months ended March 31, 2022 included 77 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.23 million and $0.4 million, respectively, and the three months ended March 31, 2021 included 67 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.5 million and $0.1 million, respectively.

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
March 31, 2022
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

See our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion on significant accounting policies.

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2022 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2022 (remaining)	$70,547
2023	85,238
2024	71,462
2025	55,060
2026	40,249
Thereafter	117,717
Total	$440,273

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	March 31, 2022
2022 (remaining)	$86
2023	65
2024	43
2025	28
2026	1
Thereafter	—
Total undiscounted rental payments	223
Less imputed interest	13
Total lease liabilities	$210

For the three months ended March 31, 2022 and 2021, the total lease costs were $229,000 and $257,000, respectively. The weighted average remaining lease term for our operating leases was 2.9 years at March 31, 2022. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at March 31, 2022.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2022	December 31, 2021

Tenant receivables	$18,678	$18,410
Accrued rents and other recoveries	20,119	18,681
Allowance for doubtful accounts	(15,346)	(14,896)
Other receivables	485	200
Total	$23,936	$22,395

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Leasing commissions	$13,948	$13,341
Deferred legal cost	391	365
Deferred financing cost	3,898	3,898
Total cost	18,237	17,604
Less: leasing commissions accumulated amortization	(6,691)	(6,305)
Less: deferred legal cost accumulated amortization	(257)	(248)
Less: deferred financing cost accumulated amortization	(2,831)	(2,609)
Total cost, net of accumulated amortization	$8,458	$8,442

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

In connection with the Contribution, Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a management agreement with the entities that own the contributed Pillarstone Properties (collectively, the “Management Agreements”). Pursuant to the Management Agreements, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV of such Pillarstone Property, with the exception of Uptown Tower, in which case services to Pillarstone OP are provided in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The Management Agreements are automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. None of the Management Agreements had been terminated as of March 31, 2022.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		March 31, 2022	December 31, 2021
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,868	$34,588
Total real estate partnership(2)(3)		$34,868	$34,588

(1) The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2) Representing eight property interests and 926,798 square feet of GLA, as of March 31, 2022 and December 31, 2021.

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

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2022	2021

Pillarstone OP	$280	$89

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	March 31, 2022	December 31, 2021

Assets:
Real estate, net	$48,226	$48,273
Other assets	8,882	8,790
Total assets	57,108	57,063
Liabilities and equity:
Notes payable	15,129	14,920
Other liabilities	2,659	3,200
Equity	39,320	38,943
Total liabilities and equity	57,108	57,063
Company’s share of equity	32,025	31,718
Cost of investment in excess of the Company’s share of underlying net book value	2,843	2,870
Carrying value of investment in real estate partnership	$34,868	$34,588

	Three Months Ended March 31,
	2022	2021

Revenues	$2,326	$2,190
Operating expenses	(1,605)	(1,707)
Other expenses	(344)	(348)
Net income	$377	$135

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for both of the three months periods ended March 31, 2022 and 2021 is $27,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended March 31, 2022 and 2021, the amortization of the guarantee liability was approximately $9,000 and $10,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2022	December 31, 2021
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,272	18,358
$20.2 million 4.28% Note, due June 6, 2023	17,699	17,808
$14.0 million 4.34% Note, due September 11, 2024	12,910	12,978
$14.3 million 4.34% Note, due September 11, 2024	13,708	13,773
$15.1 million 4.99% Note, due January 6, 2024	13,838	13,907
$2.6 million 5.46% Note, due October 1, 2023	2,275	2,289
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.8 million 3.15% Note, due November 28, 2022	1,394	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	119,500	119,500
Total notes payable principal	644,596	643,613
Less deferred financing costs, net of accumulated amortization	(720)	(771)
Total notes payable	$643,876	$642,842

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
March 31, 2022
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
March 31, 2022
(Unaudited)

•$165.0 million unsecured term loan with a maturity date of January 31, 2024 (“Term Loan A”); and

•$100.0 million unsecured term loan with a maturity date of October 30, 2022 (“Term Loan B” and together with Term Loan A, the “2019 Term Loans”).

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of March 31, 2022, the interest rate on the 2019 Revolver was 1.65%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $96.2 million remaining availability under the 2019 Revolver. As of March 31, 2022, $384.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $130.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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
March 31, 2022
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

As of March 31, 2022, our $158.7 million in secured debt was collateralized by seven properties with a carrying value of $245.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2022, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2022 were as follows (in thousands):

Year	Amount Due
2022 (remaining)	$102,945
2023	147,363
2024	228,574
2025	17,143
2026	17,143
Thereafter	131,428
Total	$644,596

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

March 31, 2022
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(873)

December 31, 2021
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(6,860)

On January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $115 million with Bank of Montreal that fixed the LIBOR portion of Term Loan A under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $22.7 million of the swap to U.S. Bank, National Association, $20.5 million of the swap to Regions Bank, $27.9 million of the swap to SunTrust Bank, and $10.5 million of the swap to Associated Bank. See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap began on November 9, 2020 and matured on February 8, 2021. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

On November 19, 2015, we, through our Operating Partnership, entered into an interest rate swap with Bank of Montreal that fixed the LIBOR portion of Term Loan 2 under the 2018 Facility at 1.50%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $3.8 million of the swap to Regions Bank, $6.5 million of the swap to U.S. Bank, National Association, $14.0 million of the swap to Wells Fargo Bank, National Association, $14.0 million of the swap to Bank of America, N.A., and $5.0 million of the swap to SunTrust Bank. See Note 7 (Debt) for additional information regarding the 2018 Facility. The swap began on December 7, 2015 and matured on January 29, 2021. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income.
A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive income	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended March 31, 2022	$5,986	Interest expense	$(1,331)
Three Months Ended March 31, 2021	$2,221	Interest expense	$(1,276)

(1)    There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2022 and 2021.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2022 and 2021, 770,184 and 772,775 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Income from continuing operations	$7,189	$1,441
Less: Net income attributable to noncontrolling interests	(111)	(26)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$7,078	$1,415

Denominator:
Weighted average number of common shares - basic	49,145	42,495
Effect of dilutive securities:
Unvested restricted shares	1,161	836
Weighted average number of common shares - dilutive	50,306	43,331

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.14	$0.03
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.14	$0.03

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2022 and 2021, we recognized approximately $101,000 and $88,000 in margin tax provision, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Equity Offerings

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. For the three months ended March 31, 2022 and March 31, 2021 we did not sell shares under the 2019 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2022, we owned a 98.5% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2022 and December 31, 2021, there were 49,795,151 and 49,793,803 OP units outstanding, respectively.  We owned 49,025,273 and 49,023,313 OP units as of March 31, 2022 and December 31, 2021, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.5% and 98.2% for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, 612 and 0 OP units, respectively, were redeemed for an equal number of common shares.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2021 and the three months ended March 31, 2022 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2022
First Quarter	$0.1075	$5,268	$0.1075	$83	$5,351
Total	$0.1075	$5,268	$0.1075	$83	$5,351

2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
March 31, 2022
(Unaudited)

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	2,716,132	$8.32
Forfeited	(1,334,852)	8.29
Non-vested at March 31, 2022	1,381,280	8.35
Available for grant at March 31, 2022	1,664,210

A summary of our non-vested and vested shares activity for the three months ended March 31, 2022 and years ended December 31, 2021 and 2020 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31,	—	$—	—	$—
Year Ended December 31, 2021	904,215	$5.99	(1,024,808)	$9,757
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566

Total compensation recognized in earnings for share-based payments was $(1,329,000) and $1,468,000 for the three months ended March 31, 2022 and 2021, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 455,000 CIC Units, to vest over the next 27 months. As of March 31, 2022, there was approximately $1.1 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 21 months, and approximately $2.3 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on April 1, 2022.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
We expect to record approximately $0.8 million in non-cash share-based compensation expense in 2022 and $1.6 million subsequent to 2022. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 19 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of March 31, 2022, the TSR Peer Group Ranking called for attainment of 50% and 150% for the shares issued in 2020 and 2021, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

16.  RELATED PARTY TRANSACTIONS

The Contribution. Prior to his employment termination, January 18, 2022, Mr. James C. Mastandrea, the former Chairman and Chief Executive Officer of Whitestone REIT, also served as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 66.7% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). He resigned as a member of the Board of Whitestone REIT on April 18, 2022. Prior to his employment termination, February 9, 2022, Mr. John J. Dee, the Company’s former Chief Operating Officer and Corporate Secretary, also served as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 20.0% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, also serves as a Trustee of Pillarstone REIT.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2022	2021
Rent	Operating and maintenance	$(192)	$(218)
Property management fee income	Management, transaction, and other fees	$140	$140

17.  COMMITMENTS AND CONTINGENCIES

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

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted the Pillarstone Rights Agreement. See Note 6 (Investment in Real Estate Partnership) for additional information regarding the Pillarstone Rights Agreement.

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

18.  SUBSEQUENT EVENTS

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

Forward-Looking Statement

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
•geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine;
•the need to fund tenant improvements or other capital expenditures out of operating cash flow; and
•the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

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

As of March 31, 2022, we wholly owned 60 commercial properties consisting of:

Consolidated Operating Portfolio

•53 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $901.7 million; and

Redevelopment, New Acquisitions Portfolio

•two wholly owned properties, Lakeside Market and Anderson Arbor, that meet our Community Centered Properties® strategy containing approximately 0.2 and 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $52.8 and $28.0 million, respectively. Acquired properties are categorized in the new acquisition portfolio until the earlier of 90% occupancy or 18 months of ownership; and

•five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $20.0 million.

As of March 31, 2022, we had an aggregate of 1,560 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.6% of our annualized rental revenues for the three months ended March 31, 2022.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 85 new and renewal leases during the three months ended March 31, 2022, totaling 216,083 square feet and approximately $23.0 million in total lease value.  This compares to 94 new and renewal leases totaling 225,225 square feet and approximately $30.8 million in total lease value during the same period in 2021.

We employed 83 full-time employees as of March 31, 2022.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of March 31, 2022, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

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

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $34.1 million and $29.0 million for the three months ended March 31, 2022 and 2021, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the conversion of 77 tenants to cash basis revenue was a bad debt adjustment of $0.23 million and a straight-line rent reserve adjustment of $0.4 million for the three months ending March 31, 2022. We are unable to predict the impact that the COVID-19 pandemic will have on our rental income in the long term. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our and our tenants’ financial positions and operating results.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2022, approximately 24% of our GLA was subject to leases that expire prior to December 31, 2023.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 73% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Leasing Activity

As of March 31, 2022, we owned 60 properties with 5,205,966 square feet of GLA and our occupancy rate for all properties was approximately 91% and 89% occupied as of March 31, 2022 and 2021, respectively. The following is a summary of the Company’s leasing activity for the three months ended March 31, 2022:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	52	163,415	4.2	$1.06	$18.16	$17.84	9.6%
New Leases	14	26,663	7.5	18.00	24.72	23.10	12.7%
Total	66	190,078	4.6	$3.44	$19.08	$18.57	10.1%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	4	8,965	3.4	$1.15	$23.74
New Leases	15	17,040	4.5	15.90	32.50
Total	19	26,005	4.1	$10.82	$29.48

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the three months ended March 31, 2022.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table provides a general comparison of our results of operations and other metrics for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2022	2021
Number of properties owned and operated	60	58
Aggregate GLA (sq. ft.)(1)	4,953,571	4,848,652
Ending occupancy rate - operating portfolio (1)	91%	89%
Ending occupancy rate	91%	89%

Total revenues	$34,123	$29,045
Total operating expenses	21,051	21,524
Total other expense	6,062	6,082
Income before equity investment in real estate partnership and income tax	7,010	1,439
Equity in earnings of real estate partnership	280	89
Provision for income tax	(101)	(87)
Net income	7,189	1,441
Less: Net income attributable to noncontrolling interests	111	26
Net income attributable to Whitestone REIT	$7,078	$1,415

Funds from operations(2)	$15,466	$8,825
Property net operating income(3)	25,080	21,139
Distributions paid on common shares and OP units	5,351	4,562
Distributions per common share and OP unit	$0.1075	$0.1058
Distributions paid as a percentage of funds from operations	35%	52%

(1)     Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)     For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)     For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2022 to the three months ended March 31, 2021, Same Store includes properties owned during the entire period from January 1, 2021 to March 31, 2022. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Revenue	2022	2021	Change	% Change
Same Store
Rental revenues (1)	$23,510	$21,626	$1,884	9%
Recoveries (2)	8,869	7,598	1,271	17%
Bad debt (3)	(372)	(529)	157	(30)%
Total rental	32,007	28,695	3,312	12%
Other revenues	176	210	(34)	(16)%
Same Store Total	32,183	28,905	3,278	11%

Non-Same Store and Management Fees
Rental revenues (4)	1,334	—	1,334	Not meaningful
Recoveries (4)	468	—	468	Not meaningful
Bad debt (4)	(1)	—	(1)	Not meaningful
Total rental	1,801	—	1,801	Not meaningful
Other revenues (4)	(1)	—	(1)	Not meaningful
Management fees	140	140	—	—%
Non-Same Store and Management Fees Total	1,940	140	1,800	1,286%

Total revenue	$34,123	$29,045	$5,078	17%

(1)     The Same Store rental revenues increase of $1,884,000 resulted from a increase of $751,000 from higher average leased square feet from 4,380,820 to 4,531,943, and an increase of $1,133,000 from higher average rent per leased square foot from $19.75 to $20.75. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $405,000 and $147,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.

(2)     The Same Store recoveries revenue increase of $1,271,000 is primarily attributable to related increases in Same Store operating expenses and real estate taxes of $731,000. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic in 2021 and increased back to normal levels in 2022. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase. Real estate taxes included $240,000 less in savings from favorable tax settlements than the same period in 2021.

(3)     Recoveries of bad debt decreased Same Store total rental revenue by $373,000, including decreases from bad debt of $228,000 from cash basis accounting, during the three months ended March 31, 2022, as compared to a reduction $529,000, including $459,000 from cash basis accounting, during the same period a year ago.

(4)     Non-Same Store rental revenue includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

Operating expenses. The primary components of operating expenses for the three months ended March 31, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2022	2021	Change	% Change
Same Store
Operating and maintenance (1)	$5,336	$4,619	$717	16%
Real estate taxes	4,053	4,038	15	—%
Same Store total	9,389	8,657	732	8%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	197	—	197	Not meaningful
Real estate taxes (2)	314	—	314	Not meaningful
Affiliated company rents (3)	192	220	(28)	(13)%
Non-Same Store and affiliated company rents total	703	220	483	220%
Depreciation and amortization	7,910	7,013	897	13%
General and administrative (4)	3,049	5,634	(2,585)	(46)%
Total operating expenses	$21,051	$21,524	$(473)	(2)%

(1)    The $717,000 Same Store operating and maintenance cost increase included $183,000 in increased repair costs and $533,000 in increased labor and other costs. Cost saving initiatives implemented by the Company in 2021 in response to the COVID-19 pandemic generally lowered operating and maintenance costs during three months ended March 31, 2021. Operating and maintenance costs were closer to normal levels during the three months ended March 31, 2022.

(2)     Non-Same Store rental expenses includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

(3)    Affiliated company rents are spaces that we lease from Pillarstone OP.

(4)    On January 18, 2022, the Board of Trustees terminated James Mastandrea, with cause, from his position as Chief Executive Officer. Mr. Mastandrea was also replaced as Chairman of the Board. Following his termination, the Board of Trustees appointed Dave Holeman, previously our Chief Financial Officer, as Chief Executive Officer. The Company also recently replaced its Chief Operating Officer and Executive Vice President of Acquisitions and Asset Management. As a result of these changes, we recognized a reduction of share-based compensation of $2.2 million during the three months ended March 31, 2022 due to forfeitures.

Other expenses (income). The primary components of other expenses (income) for the three months ended March 31, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Other Expenses (Income)	2022	2021	Change	% Change

Interest expense	$6,061	$6,132	$(71)	(1)%
(Gain) loss on sale or disposal of assets, net	15	(1)	16	(1,600)%
Interest, dividend and other investment income	(14)	(49)	35	(71)%
Total other expense	$6,062	$6,082	$(20)	—%

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, increased $191,000 from $89,000 for the three months ended March 31, 2021 to $280,000 for the three months ended March 31, 2022. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$32,007	$28,695	$3,312	12%
Management, transaction and other fees	176	210	(34)	(16)%
Total property revenues	32,183	28,905	3,278	11%

Property expenses
Property operation and maintenance	5,336	4,619	717	16%
Real estate taxes	4,053	4,038	15	—%
Total property expenses	9,389	8,657	732	8%

Total property revenues less total property expenses	22,794	20,248	2,546	13%

Same Store straight-line rent adjustments	(238)	(210)	(28)	13%
Same Store amortization of above/below market rents	(229)	(201)	(28)	14%
Same Store lease termination fees	(9)	(76)	67	(88)%

Same Store NOI(1)	$22,318	$19,761	$2,557	13%

(1)     See below for a reconciliation of property net operating income to net income.

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2022	2021
Net income attributable to Whitestone REIT	$7,078	$1,415
General and administrative expenses	3,049	5,634
Depreciation and amortization	7,910	7,013
Equity in earnings of real estate partnership	(280)	(89)
Interest expense	6,061	6,132
Interest, dividend and other investment income	(14)	(49)
Provision for income taxes	101	87
Management fee, net of related expenses	52	80
Loss on sale or disposal of assets, net	15	(1)
NOI of real estate partnership (pro rata)	997	891
Net income attributable to noncontrolling interests	111	26
NOI	$25,080	$21,139
Non-Same Store NOI (1)	(1,289)	—
NOI of real estate partnership (pro rata)	(997)	(891)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	22,794	20,248
Same Store straight-line rent adjustments	(238)	(210)
Same Store amortization of above/below market rents	(229)	(201)
Same Store lease termination fees	(9)	(76)
Same Store NOI (2)	$22,318	$19,761

(1)    We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended March 31, 2022 to the three months ended March 31, 2021, Non-Same Store includes properties acquired between January 1, 2021 and March 31, 2022 and properties sold between January 1, 2021 and March 31, 2022, but not included in discontinued operations.

(2)    We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended March 31, 2022 to the three months ended March 31, 2021, Same Store includes properties owned before January 1, 2021 and not sold before March 31, 2022. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (NAREIT) (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income available to Whitestone REIT (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains or losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We calculate FFO in a manner consistent with the NAREIT definition and also include adjustments for our unconsolidated real estate partnership.

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

Below are the calculations of FFO and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO (NAREIT)	2022	2021
Net income attributable to Whitestone REIT	$7,078	$1,415
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	7,868	6,980
Depreciation and amortization of real estate assets of real estate partnership (pro rata)	394	405
(Gain) loss on sale or disposal of assets, net	15	(1)
Net income attributable to noncontrolling interests	111	26
FFO (NAREIT)	$15,466	$8,825

(1)    Includes pro-rata share attributable to real estate partnership.

Property Net Operating Income (“NOI”)

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, equity in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, management fee (net of related expenses), gain or loss on sale or disposition of assets, and our pro rata share of NOI of equity method investments, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, equity in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of property from discontinued operations, management fee (net of related expenses) and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2022	2021
Net income attributable to Whitestone REIT	$7,078	$1,415
General and administrative expenses	3,049	5,634
Depreciation and amortization	7,910	7,013
Equity in earnings of real estate partnership	(280)	(89)
Interest expense	6,061	6,132
Interest, dividend and other investment income	(14)	(49)
Provision for income taxes	101	87
Management fee, net of related expenses	52	80
(Gain) loss on sale or disposal of assets, net	15	(1)
NOI of real estate partnership (pro rata)	997	891
Net income attributable to noncontrolling interests	111	26
NOI	$25,080	$21,139

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.1200 per common share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

 During the three months ended March 31, 2022, our cash provided by operating activities was $4,915,000 and our total distributions were $5,351,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $436,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On February 22, 2022, the Company announced an increase to its quarterly distribution to $0.12 per common share and OP unit, equal to a monthly distribution of $0.04, beginning with the April 2022 distribution. The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve. As of March 31, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $96.2 million remaining availability under the revolving credit facility.

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

On May 31, 2019, we entered into nine equity distribution agreements for an at-the-market equity distribution program (the “2019 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2019 equity distribution agreements or terminate the 2019 equity distribution agreements. During the three months ended March 31, 2022 and 2021, we did not sell shares under the 2019 equity distribution agreements.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $11,256,000 as of March 31, 2022, as compared to $15,914,000 on December 31, 2021.  The decrease of $4,658,000 was primarily the result of the following:

Sources of Cash

•Cash flow from operations of $4,915,000 for the three months ended March 31, 2022, compared to $4,103,000 for the three months ended March 31, 2021;

Uses of Cash

•Payment of distributions to common shareholders and OP unit holders of $5,351,000 for the three months ended March 31, 2022, compared to $4,562,000 for the three months ended March 31, 2021;

•Additions to real estate of $3,359,000 for the three months ended March 31, 2022, compared to $1,528,000 for the three months ended March 31, 2021;

•Payments of notes payable of $863,000 for the three months ended March 31, 2022, compared to $719,000 for the three months ended March 31, 2021.

 We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2022	December 31, 2021
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,272	18,358
$20.2 million 4.28% Note, due June 6, 2023	17,699	17,808
$14.0 million 4.34% Note, due September 11, 2024	12,910	12,978
$14.3 million 4.34% Note, due September 11, 2024	13,708	13,773
$15.1 million 4.99% Note, due January 6, 2024	13,838	13,907
$2.6 million 5.46% Note, due October 1, 2023	2,275	2,289
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.8 million 3.15% Note, due November 28, 2022	1,394	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	119,500	119,500
Total notes payable principal	644,596	643,613
Less deferred financing costs, net of accumulated amortization	(720)	(771)
Total notes payable	$643,876	$642,842

(1)    Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 at 1.73%.

(2)     Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

Scheduled maturities of our outstanding debt as of March 31, 2022 were as follows (in thousands):

Year	Amount Due
2022 (remaining)	$102,945
2023	147,363
2024	228,574
2025	17,143
2026	17,143
Thereafter	131,428
Total	$644,596

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of March 31, 2022, the interest rate on the 2019 Revolver was 1.65%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $96.2 million remaining availability under the 2019 Revolver. As of March 31, 2022, $384.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $130.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

As of March 31, 2022, our $158.7 million in secured debt was collateralized by seven properties with a carrying value of $245.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2022, we were in compliance with all loan covenants.

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

The following is a summary of the Company's capital expenditures for the three and three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Capital expenditures:
Tenant improvements and allowances	$2,592	$475
Developments / redevelopments	385	452
Leasing commissions and costs	633	799
Maintenance capital expenditures	382	601
Total capital expenditures	$3,992	$2,327

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
On February 12, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP unit, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution.

On February 22, 2022, the Company announced an increase to its quarterly distribution to $0.12 per common share and OP unit, equal to a monthly distribution of $0.04, beginning with the April 2022 distribution. The Board will continue to regularly reassess the dividend level.

During the three months ended March 31, 2022, we paid distributions to our common shareholders and OP unit holders of $5.4 million, compared to $4.6 million in the three months ended March 31, 2021.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2021 and the three months ended March 31, 2022 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2022
First Quarter	$0.1075	$5,268	$0.1075	$83	$5,351
Total	$0.1075	$5,268	$0.1075	$83	$5,351

2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

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

Fixed Interest Rate

As of March 31, 2022, $525.1 million, or approximately 81% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2022 of approximately 4.1% per annum with scheduled maturities ranging from 2022 to 2029. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $12.7 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2022, $119.5 million, or approximately 19% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.2 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Former CEO Litigation

On February 23, 2022, the Company’s former CEO, James Mastandrea, filed suit against the Company and certain of its trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging claims relating to the termination of claimant’s employment. Claimant purports to assert claims for breach of contract, breach of fiduciary duties, tortious interference with contract, civil conspiracy, and declaratory judgment. The claimant seeks $25 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)    Not applicable.

(c)    During the three months ended March 31, 2022, none of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	—	$—	N/A	N/A
February 1, 2022 through February 28, 2022	—	—	N/A	N/A
March 1, 2022 through March 31, 2022	—	—	N/A	N/A
Total	—	$—

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
Second Amendment to Rights Agreement, dated as of February 7, 2022, between Whitestone REIT and American Stock Transfer & Trust Company, LLC, as Rights Agent (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed February 11, 2022)

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

101
The following financial information of the Registrant for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31 and March 31, 2022 and 2021 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	May 6, 2022	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)