Form 10-Q
period 2022-06-30
Whitestone REIT
filed 2022-08-08
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 49,369,911 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,204,029	$1,196,919
Accumulated depreciation	(205,058)	(190,333)
Total real estate assets	998,971	1,006,586
Investment in real estate partnership	34,827	34,588
Cash and cash equivalents	8,464	15,721
Restricted cash	184	193
Escrows and acquisition deposits	10,672	11,323
Accrued rents and accounts receivable, net of allowance for doubtful accounts	23,145	22,395
Receivable due from related party	1,220	847
Unamortized lease commissions, legal fees and loan costs	8,493	8,442
Prepaid expenses and other assets(1)	3,075	1,995
Total assets	$1,089,051	$1,102,090

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$638,011	$642,842
Accounts payable and accrued expenses(2)	28,864	45,777
Payable due to related party	1,435	997
Tenants' security deposits	8,314	8,070
Dividends and distributions payable	6,001	5,366
Total liabilities	682,625	703,052
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,241,251 and 49,144,153 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	49	48
Additional paid-in capital	622,593	623,462
Accumulated deficit	(224,363)	(223,973)
Accumulated other comprehensive income (loss)	1,774	(6,754)
Total Whitestone REIT shareholders' equity	400,053	392,783
Noncontrolling interest in subsidiary	6,373	6,255
Total equity	406,426	399,038
Total liabilities and equity	$1,089,051	$1,102,090

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)
(1) Operating lease right of use assets (net)	$171	$222
(2) Operating lease liabilities	$171	$231

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental(1)	$34,663	$30,152	$68,471	$58,847
Management, transaction, and other fees	334	466	649	816
Total revenues	34,997	30,618	69,120	59,663

Operating expenses
Depreciation and amortization	7,862	7,105	15,772	14,118
Operating and maintenance	6,211	5,444	11,936	10,283
Real estate taxes	4,987	4,160	9,354	8,198
General and administrative	5,182	4,730	8,231	10,364
Total operating expenses	24,242	21,439	45,293	42,963

Other expenses (income)
Interest expense	6,234	6,143	12,295	12,275
(Gain) loss on sale or disposal of assets, net	(10)	(224)	5	(225)
Interest, dividend and other investment income	(16)	(23)	(30)	(72)
Total other expenses	6,208	5,896	12,270	11,978

Income before equity investment in real estate partnership and income tax	4,547	3,283	11,557	4,722

Equity (deficit) in earnings of real estate partnership	(41)	189	239	278
Provision for income tax	(100)	(87)	(201)	(174)
Income from continuing operations	4,406	3,385	11,595	4,826

Gain on sale of property from discontinued operations	—	1,833	—	1,833
Income from discontinued operations	—	1,833	—	1,833

Net income	4,406	5,218	11,595	6,659

Less: Net income attributable to noncontrolling interests	68	92	179	118

Net income attributable to Whitestone REIT	$4,338	$5,126	$11,416	$6,541

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.09	$0.08	$0.23	$0.11
Income from discontinued operations attributable to Whitestone REIT	—	0.04	—	0.04
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.09	$0.12	$0.23	$0.15
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.09	$0.08	$0.23	$0.11
Income from discontinued operations attributable to Whitestone REIT	—	0.04	—	0.04
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.09	$0.12	$0.23	$0.15

Weighted average number of common shares outstanding:
Basic	49,147	43,378	49,147	42,939
Diluted	50,047	44,125	50,177	43,730

Consolidated Statements of Comprehensive Income

Net income	$4,406	$5,218	$11,595	$6,659

Other comprehensive income

Unrealized gain on cash flow hedging activities	2,675	1,289	8,661	3,510

Comprehensive income	7,081	6,507	20,256	10,169

Less: Net income attributable to noncontrolling interests	68	92	179	118
Less: Comprehensive income attributable to noncontrolling interests	41	21	133	62

Comprehensive income attributable to Whitestone REIT	$6,972	$6,394	$19,944	$9,989

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(1) Rental
Rental revenues	$24,935	$22,238	$49,779	$43,864
Recoveries	9,603	8,057	18,940	15,655
Bad debt	125	(143)	(248)	(672)
Total rental	$34,663	$30,152	$68,471	$58,847

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2021	49,144	$48	$623,462	$(223,973)	$(6,754)	$392,783	771	$6,255	$399,038
Exchange of noncontrolling interest OP units for common shares	1	—	—	—	—	—	(1)	—	—
Issuance of shares under dividend reinvestment plan	1	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	(1,413)	—	—	(1,413)	—	—	(1,413)
Distributions - $0.1075 per common share / OP unit	—	—	—	(5,897)	—	(5,897)	—	(92)	(5,989)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	5,894	5,894	—	92	5,986
Net income	—	—	—	7,078	—	7,078	—	111	7,189
Balance, March 31, 2022	49,146	$48	$622,064	$(222,792)	$(860)	$398,460	770	$6,366	$404,826
Exchange of noncontrolling interest OP units for common shares	—	1	7	—	—	8	—	(8)	—
Issuance of shares under dividend reinvestment plan	2	—	17	—	—	17	—	—	17
Repurchase of common shares (1)	(26)	—	(278)	—	—	(278)	—	—	(278)
Share-based compensation	119	—	783	—	—	783	—	—	783
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,909)	—	(5,909)	—	(94)	(6,003)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	2,634	2,634	—	41	2,675
Net income	—	—	—	4,338	—	4,338	—	68	4,406
Balance, June 30, 2022	49,241	$49	$622,593	$(224,363)	$1,774	$400,053	770	$6,373	$406,426

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2020	42,391	$42	$562,250	$(215,809)	$(14,400)	$332,083	773	$6,243	$338,326
Issuance of shares under dividend reinvestment plan	2	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	(37)	—	(324)	—	—	(324)	—	—	(324)
Share-based compensation	223	1	1,397	—	—	1,398	—	—	1,398
Distributions - $0.1058 per common share / OP unit	—	—	—	(4,622)	—	(4,622)	—	(83)	(4,705)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	2,180	2,180	—	41	2,221
Net income	—	—	—	1,415	—	1,415	—	26	1,441
Balance, March 31, 2021	42,579	$43	$563,338	$(219,016)	$(12,220)	$332,145	773	$6,227	$338,372
Issuance of common shares - ATM Program, net of offering costs	3,025	2	25,369	—	—	25,371	—	—	25,371
Exchange offer costs	—	—	(31)	—	—	(31)	—	—	(31)
Issuance of shares under dividend reinvestment plan	1	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	(13)	—	(104)	—	—	(104)	—	—	(104)
Share-based compensation	101	—	1,177	—	—	1,177	—	—	1,177
Distributions - $0.1075 per common share / OP unit	—	—	—	(4,952)	—	(4,952)	—	(83)	(5,035)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	1,268	1,268	—	21	1,289
Reallocation of ownership between parent and subsidiary	—	—	—	—	(14)	(14)	—	14	—
Net income	—	—	—	5,126	—	5,126	—	92	5,218
Balance, June 30, 2021	45,693	$45	$589,764	$(218,842)	$(10,966)	$360,001	773	$6,271	$366,272

(1)         The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$11,595	$4,826
Net income from discontinued operations	—	1,833
Net income	11,595	6,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,772	14,118
Amortization of deferred loan costs	548	548
(Gain) loss on sale or disposal of assets, net	5	(225)
Bad debt	247	672
Share-based compensation	(630)	2,575
Equity in earnings of real estate partnership	(239)	(278)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	651	(1,128)
Accrued rents and accounts receivable	(997)	991
Receivable due from related party	(373)	(312)
Unamortized lease commissions, legal fees and loan costs	(1,402)	(1,852)
Prepaid expenses and other assets	708	201
Accounts payable and accrued expenses	(8,254)	(6,800)
Payable due to related party	438	389
Tenants' security deposits	244	364
Net cash provided by operating activities	18,313	14,089
Cash flows from investing activities:
Additions to real estate	(7,196)	(3,499)
Net cash used in investing activities	(7,196)	(3,499)
Net cash provided by investing activities of discontinued operations	—	1,833
Cash flows from financing activities:
Distributions paid to common shareholders	(11,148)	(9,082)
Distributions paid to OP unit holders	(175)	(165)
Proceeds from issuance of common shares, net of offering costs	—	25,371
Payments of exchange offer costs	—	(31)
Net payments of credit facility	(5,000)	(30,000)
Repayments of notes payable	(1,782)	(1,559)
Repurchase of common shares	(278)	(428)
Net cash used in financing activities	(18,383)	(15,894)
Net decrease in cash, cash equivalents and restricted cash	(7,266)	(3,471)
Cash, cash equivalents and restricted cash at beginning of period	15,914	25,956
Cash, cash equivalents and restricted cash at end of period (1)	$8,648	$22,485

(1)   For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,790	$11,829
Cash paid for taxes	$366	$364
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$25	$3
Financed insurance premiums	$1,846	$1,712
Value of shares issued under dividend reinvestment plan	$32	$30
Value of common shares exchanged for OP units	$8	$—
Change in fair value of cash flow hedge	$8,661	$3,510

	June 30,
	2022	2021
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,464	$22,274
Restricted cash	184	211
Total cash, cash equivalents and restricted cash	$8,648	$22,485

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended June 30, 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2022 and December 31, 2021, and the results of operations for the three and six month periods ended June 30, 2022 and 2021, the consolidated statements of changes in equity for the three month periods ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2022 and December 31, 2021, Whitestone wholly owned 60 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of June 30, 2022, these properties consist of:

Consolidated Operating Portfolio

•	55 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

As of June 30, 2022, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2022 and December 31, 2021, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of June 30, 2022, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2022, approximately $105,000 and $75,000 in interest expense and real estate taxes, respectively, were capitalized and for the six months ended June 30, 2022, approximately $204,000 and $150,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2021, approximately $101,000 and $71,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2021, approximately $203,000 and $150,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 841,000 and $ 1,244,000 in share-based compensation net of forfeitures for the three months ended June 30, 2022 and 2021, respectively, and we recognized $ (488,000) and $ 2,712,000 in share-based compensation for the six months ended June 30, 2022 and 2021, respectively. On January 18, 2022, the Board of Trustees terminated James Mastandrea, with cause, from his position as Chief Executive Officer. Mr. Mastandrea was also replaced as Chairman of the Board. Following his termination, the Board of Trustees appointed Dave Holeman, previously our Chief Financial Officer, as Chief Executive Officer. The Company also recently replaced its Chief Operating Officer and Executive Vice President of Acquisitions and Asset Management. As a result of these changes, we recognized a reduction of share-based compensation of $2.2 million during the three months ended March 31, 2022 due to forfeitures. We recognize forfeitures as they occur.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2022 and December 31, 2021, we had an allowance for uncollectible accounts of $15.3 million and $14.9 million, respectively. During the three months ending June 30, 2022 and 2021, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of a $0.1 million increase to revenue and a $0.1 million decrease to revenue, respectively, and during the six months ending June 30, 2022 and 2021, we recorded a decrease to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, in the amount of $0.2 million and $ 0.7 million, respectively. The three months ended June 30, 2022 included 76 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.1 million and $0.2 million, respectively, and the three months ended June 30, 2021 included 56 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.1 million and $0.1 million, respectively. The six months ended June 30, 2022 included 76 cash basis tenants, resulting in decrease to rental revenue for bad debt and straight line rent adjustment of $0.3 million and $0.6 million, respectively, and the six months ended June 30, 2021 included 56 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight line rent adjustments of $0.6 million and $0.2 million, respectively.

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
June 30, 2022
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of June 30, 2022 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2022 (remaining)	$48,000
2023	90,369
2024	76,594
2025	59,960
2026	44,980
Thereafter	129,005
Total	$448,908

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

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	June 30, 2022
2022 (remaining)	$46
2023	65
2024	43
2025	27
2026	1
Thereafter	—
Total undiscounted rental payments	182
Less imputed interest	11
Total lease liabilities	$171

For the three months ended June 30, 2022 and 2021, the total lease costs were $201,000 and $269,000, respectively, and for the six months ended June 30, 2022 and 2021, the total lease costs were $430,000 and $526,000, respectively. The weighted average remaining lease term for our operating leases was 2.8 years at June 30, 2022. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at June 30, 2022.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2022	December 31, 2021

Tenant receivables	$18,625	$18,410
Accrued rents and other recoveries	19,446	18,681
Allowance for doubtful accounts	(15,285)	(14,896)
Other receivables	359	200
Total	$23,145	$22,395

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2022	December 31, 2021

Leasing commissions	$14,612	$13,341
Deferred legal cost	391	365
Deferred financing cost	3,898	3,898
Total cost	18,901	17,604
Less: leasing commissions accumulated amortization	(7,090)	(6,305)
Less: deferred legal cost accumulated amortization	(265)	(248)
Less: deferred financing cost accumulated amortization	(3,053)	(2,609)
Total cost, net of accumulated amortization	$8,493	$8,442

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

In connection with the Contribution, Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a management agreement with the entities that own the contributed Pillarstone Properties (collectively, the “Management Agreements”). Pursuant to the Management Agreements, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Pillarstone Property and (y) a monthly asset management fee equal to 0.125% of GAV of such Pillarstone Property, with the exception of Uptown Tower, in which case services to Pillarstone OP are provided in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. The Management Agreements are automatically renewable on a month to month basis; provided that each Management Agreement can be terminated by either party thereto upon not less than thirty days’ prior written notice to the other party. The management agreement will terminate on August 18, 2022. We report approximately $144,000 in property management fee income on a quarterly basis.

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

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		June 30, 2022	December 31, 2021
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,827	$34,588
Total real estate partnership(2)(3)		$34,827	$34,588

(1)	The Company manages these real estate partnership investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, and asset management fees.

(2)	Representing eight property interests and 926,798 square feet of GLA, as of June 30, 2022 and December 31, 2021.

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

Because the Pillarstone Rights Agreement seeks to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement due to Pillarstone REIT’s breach of the Pillarstone OP partnership agreement, breach of its fiduciary duty as general partner of Pillarstone OP to Whitestone OP, and breach of the implied covenant of good faith and fair dealing under the Pillarstone OP partnership agreement.  The lawsuit seeks rescission and voiding of the Pillarstone Rights Agreement; a declaration that the Pillarstone Rights Agreement is unenforceable, invalid, and of no force and effect; an order permanently enjoining enforcement of the Pillarstone Rights Agreement; an award of monetary damages; and broad restrictions on Pillarstone REIT’s ability to conduct its business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions.

While we do not believe the overall impact of the Pillarstone Rights Agreement on the carrying value of our investment in Pillarstone OP is material, we cannot reasonably estimate a range of possible loss at this time.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

The table below presents the Company’s share of net income (loss) from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Pillarstone OP	$(41)	$189	$239	$278

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	June 30, 2022	December 31, 2021

Assets:
Real estate, net	$48,073	$48,273
Other assets	9,680	8,790
Total assets	57,753	57,063
Liabilities and equity:
Notes payable	14,927	14,920
Other liabilities	3,524	3,200
Equity	39,302	38,943
Total liabilities and equity	57,753	57,063
Company’s share of equity	32,011	31,718
Cost of investment in excess of the Company’s share of underlying net book value	2,816	2,870
Carrying value of investment in real estate partnership	$34,827	$34,588

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$2,278	$2,274	$4,604	$4,464
Operating expenses	(1,946)	(1,690)	(3,551)	(3,397)
Other expenses	(349)	(334)	(693)	(682)
Net income	$(17)	$250	$360	$385

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for both of the three months periods ended June 30, 2022 and 2021 is $27,000 and $9,000, respectively and for the six months periods ended June 30, 2022 and 2021 is $54,000 and $37,000, respectively. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended June 30, 2022 and 2021, the amortization of the guarantee liability was approximately $10,000 and $0, respectively, and for the six months ended June 30, 2022 and 2021, the amortization of the guarantee liability was $19,000 and $10,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2022	December 31, 2021
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,188	18,358
$20.2 million 4.28% Note, due June 6, 2023	17,593	17,808
$14.0 million 4.34% Note, due September 11, 2024	12,844	12,978
$14.3 million 4.34% Note, due September 11, 2024	13,647	13,773
$15.1 million 4.99% Note, due January 6, 2024	13,772	13,907
$2.6 million 5.46% Note, due October 1, 2023	2,263	2,289
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.8 million 3.15% Note, due November 28, 2022	872	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	114,500	119,500
Total notes payable principal	638,679	643,613
Less deferred financing costs, net of accumulated amortization	(668)	(771)
Total notes payable	$638,011	$642,842

(1)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 (as defined below) at 1.73%.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

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
June 30, 2022
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
June 30, 2022
(Unaudited)

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of June 30, 2022, the interest rate on the 2019 Revolver was 2.56%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $110.1 million remaining availability under the 2019 Revolver. As of June 30, 2022, $379.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $135.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

As of June 30, 2022, our $158.3 million in secured debt was collateralized by seven properties with a carrying value of $244.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2022, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2022 were as follows (in thousands):

Year	Amount Due
2022 (remaining)	$102,028
2023	142,363
2024	228,573
2025	17,143
2026	17,143
Thereafter	131,429
Total	$638,679

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

June 30, 2022
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$1,803

December 31, 2021
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(6,860)

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
June 30, 2022
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

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive income	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended June 30, 2022	$2,675	Interest expense	$(998)
Three Months Ended June 30, 2021	$1,289	Interest expense	$(1,380)

Six Months Ended June 30, 2022	$8,661	Interest expense	$(2,329)
Six Months Ended June 30, 2021	$3,510	Interest expense	$(2,656)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2022 and 2021.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2022 and 2021, 769,848 and 772,775 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2022 and 2021, 770,000 and 772,775 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. .

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Income from continuing operations	$4,406	$3,385	$11,595	$4,826
Less: Net income attributable to noncontrolling interests	(68)	(59)	(179)	(85)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	4,338	3,326	11,416	4,741
Income from discontinued operations	—	1,833	—	1,833
Less: Net income attributable to noncontrolling interests	—	(33)	—	(33)
Income from discontinued operations attributable to Whitestone REIT	—	1,800	—	1,800
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$4,338	$5,126	$11,416	$6,541

Denominator:
Weighted average number of common shares - basic	49,147	43,378	49,147	42,939
Effect of dilutive securities:
Unvested restricted shares	900	747	1,030	791
Weighted average number of common shares - dilutive	50,047	44,125	50,177	43,730

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.09	$0.08	$0.23	$0.11
Income from discontinued operations attributable to Whitestone REIT	—	0.04	—	0.04
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.09	$0.12	$0.23	$0.15
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.09	$0.08	$0.23	$0.11
Income from discontinued operations attributable to Whitestone REIT	—	0.04	—	0.04
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.09	$0.12	$0.23	$0.15

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2022 and 2021, we recognized approximately $100,000 and $87,000 in margin tax provision, respectively, and for the six months ended June 30, 2022 and 2021, we recognized approximately $201,000 and $174,000, respectively .

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On May 20, 2022, our universal shelf registration statement on Form S-3 was declared effective by the SEC, which registers the issuance and sale by us of up to $500 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

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

We have in the past, and expect to in the future, enter at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the three and six months ended June 30, 2022, we did not sell shares under the equity distribution agreements. During the three and six months ended June 30, 2021, we sold 3,024,980 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $25.4 million. In connection with such sales, we paid compensation of approximately $386,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2022, we owned a 98.5% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2022 and December 31, 2021, there were 49,889,948  and 49,793,803 OP units outstanding, respectively.  We owned 49,120,411 and 49,023,313 OP units as of June 30, 2022 and December 31, 2021, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.5% and 98.2% for the three months ended June 30, 2022 and 2021, respectively and approximately 98.5% and 98.2% for the six months ended June 30, 2022 and 2021, respectively.  During the three months ended June 30, 2022 and 2021, 341 and 0 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2022 and 2021, 953 and 0 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2021 and the six months ended June 30, 2022 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2022
Second Quarter	$0.1200	$5,880	$0.1200	$92	$5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.2275	$11,148	$0.2275	$175	$11,323

2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
(Unaudited)

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

On March 28, 2022, the Compensation Committee approved the grant of an aggregate of 162,556 TSR Units and 162,556 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $13.74 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the June 30, 2022 grant date to the end of the performance period, December 31, 2024. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $9.94 and vest annually in three equal installments.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2022	2,716,132	$8.32
Granted	325,112	11.84
Vested	(119,116)	8.63
Forfeited	(1,334,852)	8.29
Non-vested at June 30, 2022	1,587,276	9.04
Available for grant at June 30, 2022	1,202,385

A summary of our non-vested and vested shares activity for the six months ended June 30, 2022 and years ended December 31, 2021 and 2020 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2022	325,112	$11.84	(119,116)	$1,028
Year Ended December 31, 2021	904,215	$5.99	(1,024,808)	$9,757
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Total compensation recognized in earnings for share-based payments was $841,000 and $1,244,000 for the three months ended June 30, 2022 and 2021, respectively, and $(488,000) and $2,712,000 for the six months ended June 30, 2022 and 2021, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 455,000 CIC Units, to vest over the next 36 months. As of June 30, 2022, there was approximately $3.1 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 36 months, and approximately $3.4 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on July 1, 2022.

We expect to record approximately $1.3 million in non-cash share-based compensation expense in 2022 and $4.8 million subsequent to 2022. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 29 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of June 30, 2022, the TSR Peer Group Ranking called for attainment of 50%, 150%, and 200% for the shares issued in 2020, 2021, and 2022, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2022	2021	2022	2021
Rent	Operating and maintenance	$(174)	$(228)	$(366)	$(447)
Property management fee income	Management, transaction, and other fees	$144	$144	$284	$284

17.  COMMITMENTS AND CONTINGENCIES

On February 23, 2022, Whitestone’s former CEO, James Mastandrea, filed suit against Whitestone REIT and certain of the Company’s trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging claims relating to the termination of claimant’s employment. Claimant purports to assert claims for breach of contract, breach of fiduciary duties, tortious interference with contract, civil conspiracy, and declaratory judgment. The claimant seeks a maximum of $25 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

•	inflation and increases in interest rates, operating costs or general and administrative expenses;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	decreases in rental rates or increases in vacancy rates;
•	litigation risks;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;
•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow; and
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all.

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

As of June 30, 2022, we wholly owned 60 commercial properties consisting of:

Consolidated Operating Portfolio

•

55 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 5.2 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $978.8 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $20.2 million.

As of June 30, 2022, we had an aggregate of 1,592 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.5% of our annualized rental revenues for the six months ended June 30, 2022.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 175 new and renewal leases during the six months ended June 30, 2022, totaling 484,477 square feet and approximately $52.1 million in total lease value.  This compares to 186 new and renewal leases totaling 481,847 square feet and approximately $60.7 million in total lease value during the same period in 2021.

We employed 89 full-time employees as of June 30, 2022.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of June 30, 2022, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also manage the day-to-day operations of Pillarstone OP.

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

Rising Interest Rates

As of June 30, 2022, $114.5 million, or approximately 18% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.1 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $35.0 million and $30.6 million for the three months ended June 30, 2022 and 2021, respectively, and $69.1 and $59.7 million for the six months ended June 30, 2022 and 2021, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the conversion of 76 tenants to cash basis revenue was a bad debt adjustment of $0.1 million and a straight-line rent reserve adjustment of $0.2 million for the three months ending June 30, 2022, and a bad debt adjustment of $0.3 million and a straight-line rent reserve adjustment of $0.6 million for the six months ending June 30, 2022.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2022, approximately 20% of our GLA was subject to leases that expire prior to December 31, 2023.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 73% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Leasing Activity

As of June 30, 2022, we owned 60 properties with 5,211,176 square feet of GLA and our occupancy rate for all properties was approximately 91% and 90% occupied as of June 30, 2022 and 2021, respectively. The following is a summary of the Company’s leasing activity for the six months ended June 30, 2022:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	105	336,935	4.3	$1.80	$19.22	$18.17	13.8%
New Leases	24	44,511	6.2	14.46	25.06	23.61	13.9%
Total	129	381,446	4.5	$3.28	$19.90	$18.80	13.8%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	7	13,258	3.9	$3.84	$23.38
New Leases	39	89,773	6.6	14.67	22.71
Total	46	103,031	6.3	$13.28	$22.80

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the six months ended June 30, 2022.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table provides a general comparison of our results of operations and other metrics for the three months ended June 30, 2022 and 2021 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended June 30,
	2022	2021
Number of properties owned and operated	60	58
Aggregate GLA (sq. ft.)(1)	5,211,176	4,953,571
Ending occupancy rate - operating portfolio (1)	91%	90%
Ending occupancy rate	91%	90%

Total revenues	$34,997	$30,618
Total operating expenses	24,242	21,439
Total other expense	6,208	5,896
Income before equity investment in real estate partnership and income tax	4,547	3,283
Equity (deficit) in earnings of real estate partnership	(41)	189
Provision for income tax	(100)	(87)
Income from continuing operations	4,406	3,385
Gain on sale of property from discontinued operations	—	1,833
Net income	4,406	5,218
Less: Net income attributable to noncontrolling interests	68	92
Net income attributable to Whitestone REIT	$4,338	$5,126

Funds from operations(2)	$12,628	$10,618
Property net operating income(3)	24,537	22,049
Distributions paid on common shares and OP units	5,972	4,685
Distributions per common share and OP unit	$0.1200	$0.1075
Distributions paid as a percentage of funds from operations	47%	44%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2022 to the three months ended June 30, 2021, Same Store includes properties owned during the entire period from April 1, 2021 to June 30, 2022. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Revenue	2022	2021	Change	% Change
Same Store
Rental revenues (1)	$23,545	$22,238	$1,307	6%
Recoveries (2)	8,908	8,057	851	11%
Bad debt (3)	106	(143)	249	(174)%
Total rental	32,559	30,152	2,407	8%
Other revenues	189	321	(132)	(41)%
Same Store Total	32,748	30,473	2,275	7%

Non-Same Store and Management Fees
Rental revenues (4)	1,390	—	1,390	Not meaningful
Recoveries (4)	695	—	695	Not meaningful
Bad debt (4)	19	—	19	Not meaningful
Total rental	2,104	—	2,104	Not meaningful
Other revenues (4)	(1)	—	(1)	Not meaningful
Management fees	146	145	1	1%
Non-Same Store and Management Fees Total	2,249	145	2,104	1451%

Total revenue	$34,997	$30,618	$4,379	14%

(1)

The Same Store rental revenues increase of $1,307,000 resulted from an increase of $539,000 from higher average leased square feet from 4,422,648 to 4,529,802, and an increase of $768,000 from higher average rent per leased square foot from $20.11 to $20.79. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $186,000 and $76,000 for the three months ended June 30, 2022 and June 30, 2021, respectively.

(2)

The Same Store recoveries revenue increase of $851,000 is primarily attributable to related increases in Same Store real estate taxes of $511,000 and Same Store operating and maintenance expenses of $340,000. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic in 2021 and increased back to normal levels in 2022. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the three months ended June 30, 2022 and 2021, Same Store bad debt includes an adjustment of $100,000 and $142,000, respectively, from cash basis accounting.

(4)	Non-Same Store rental revenue includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

Operating expenses. The primary components of operating expenses for the three months ended June 30, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Operating Expenses	2022	2021	Change	% Change
Same Store
Operating and maintenance (1)	$5,744	$5,216	$528	10%
Real estate taxes (2)	4,673	4,160	513	12%
Same Store total	10,417	9,376	1,041	11%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	293	—	293	Not meaningful
Real estate taxes (3)	314	—	314	Not meaningful
Affiliated company rents (4)	174	228	(54)	(24)%
Non-Same Store and affiliated company rents total	781	228	553	243%
Depreciation and amortization	7,862	7,105	757	11%
General and administrative (5)	5,182	4,730	452	10%
Total operating expenses	$24,242	$21,439	$2,803	13%

(1)

The $528,000 Same Store operating and maintenance cost increase included $281,000 in increased repair costs, $196,000 in increased contract services costs, and $51,000 in increased labor and other costs. Cost saving initiatives implemented by the Company in 2021 in response to the COVID-19 pandemic generally lowered operating and maintenance costs during three months ended June 30, 2021. Operating and maintenance costs were closer to normal levels during the three months ended June 30, 2022.

(2)	Same Store real estate taxes increase includes $185,000 in real estate taxes increases and $328,000 less in reduction of property taxes from successful protest of real estate taxes.

(3)	Non-Same Store rental expenses includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

(4)	Affiliated company rents are spaces that we lease from Pillarstone OP.

(5)

 The general and administrative expense increase is attributable to a legal fee reimbursement of $750,000 received during the three months ended June 30, 2021 as part of a legal settlement with a property owner of a land parcel adjacent to a Whitestone property in Scottsdale, Arizona, $506,000 in increased legal expenses, and $160,000 in increased other G&A expenses, offset by decreases from $571,000 in payroll costs and $393,000 in accrued bonus compensation. The increases in legal and general and administrative expenses, and the decrease in payroll and accrued bonus compensation during the three months ended June 30, 2022 compared to the prior year period primarily relate to leadership changes.

Other expenses (income). The primary components of other expenses (income) for the three months ended June 30, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Other Expenses (Income)	2022	2021	Change	% Change

Interest expense	$6,234	$6,143	$91	1%
(Gain) loss on sale or disposal of assets, net (1)	(10)	(224)	214	(96)%
Interest, dividend and other investment income	(16)	(23)	7	(30)%
Total other expense	$6,208	$5,896	$312	5%

(1)	During the three months ended June 30, 2021, we recognized a $0.3 million gain in connection with the sale of a retail building we completed on November 19, 2016. In 2016, we provided seller-financing for the retail building, Webster Pointe, and deferred the seller-financed portion of the gain until the principal payments were received. The purchaser of the building paid the remaining principal balance of $0.3 million during 2021. As of June 30, 2021, we have recognized all of the deferred gains associated with the retail building.

Gain on sale of property from discontinued operations. During the three months ended June 30, 2021, we recognized a $1.8 million gain in connection with the sale of three office buildings we completed on December 31, 2014. We provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred the gain until principal payments on the seller-financed loans were received. The purchaser of the office buildings paid the remaining principal balance of $1.8 million during 2021. We have recognized all the deferred gains associated with the three office buildings. No gain on sale of property from discontinued operations was recognized during the three months ended June 30, 2022.

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $230,000 from $189,000 for the three months ended June 30, 2021 to $(41,000) for the three months ended June 30, 2022. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$32,559	$30,152	$2,407	8%
Management, transaction and other fees	189	321	(132)	(41)%
Total property revenues	32,748	30,473	2,275	7%

Property expenses
Property operation and maintenance	5,744	5,216	528	10%
Real estate taxes	4,673	4,160	513	12%
Total property expenses	10,417	9,376	1,041	11%

Total property revenues less total property expenses	22,331	21,097	1,234	6%

Same Store straight-line rent adjustments	(241)	(484)	243	(50)%
Same Store amortization of above/below market rents	(233)	(240)	7	(3)%
Same Store lease termination fees	(13)	(150)	137	(91)%

Same Store NOI(1)	$21,844	$20,223	$1,621	8%

(1)	See below for a reconciliation of property net operating income to net income.

	Three Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2022	2021
Net income attributable to Whitestone REIT	$4,338	$5,126
General and administrative expenses	5,182	4,730
Depreciation and amortization	7,862	7,105
Equity in earnings of real estate partnership	41	(189)
Interest expense	6,234	6,143
Interest, dividend and other investment income	(16)	(23)
Provision for income taxes	100	87
Gain on sale of property from discontinued operations	—	(1,833)
Management fee, net of related expenses	29	83
Loss on sale or disposal of assets, net	(10)	(224)
NOI of real estate partnership (pro rata)	709	952
Net income attributable to noncontrolling interests	68	92
NOI	$24,537	$22,049
Non-Same Store NOI (1)	(1,497)	—
NOI of real estate partnership (pro rata)	(709)	(952)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	22,331	21,097
Same Store straight-line rent adjustments	(241)	(484)
Same Store amortization of above/below market rents	(233)	(240)
Same Store lease termination fees	(13)	(150)
Same Store NOI (2)	$21,844	$20,223

(1)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended June 30, 2022 to the three months ended June 30, 2021, Non-Same Store includes properties acquired between April 1, 2021 and June 30, 2022 and properties sold between April 1, 2021 and June 30, 2022, but not included in discontinued operations.

(2)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended June 30, 2022 to the three months ended June 30, 2021, Same Store includes properties owned before April 1, 2021 and not sold before June 30, 2022. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table provides a general comparison of our results of operations and other metrics for the six months ended June 30, 2022 and 2021 (dollars in thousands, except per share and per OP unit amounts):

	Six Months Ended June 30,
	2022	2021
Number of properties owned and operated	60	58
Aggregate GLA (sq. ft.)(1)	5,211,176	4,953,571
Ending occupancy rate - operating portfolio (1)	91%	90%
Ending occupancy rate	91%	90%

Total revenues	$69,120	$59,663
Total operating expenses	45,293	42,963
Total other expense	12,270	11,978
Income before equity investment in real estate partnership and income tax	11,557	4,722
Equity in earnings of real estate partnership	239	278
Provision for income tax	(201)	(174)
Income from continuing operations	11,595	4,826
Gain on sale of property from discontinued operations	—	1,833
Net income	11,595	6,659
Less: Net income attributable to noncontrolling interests	179	118
Net income attributable to Whitestone REIT	$11,416	$6,541

Funds from operations(2)	$28,094	$19,443
Property net operating income(3)	49,617	43,188
Distributions paid on common shares and OP units	11,323	9,247
Distributions per common share and OP unit	$0.2275	$0.2133
Distributions paid as a percentage of funds from operations	40%	48%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2022 to the six months ended June 30, 2021, Same Store includes properties owned during the entire period from January 1, 2021 to June 30, 2022. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Revenue	2022	2021	Change	% Change
Same Store
Rental revenues (1)	$47,056	$43,864	$3,192	7%
Recoveries (2)	17,777	15,655	2,122	14%
Bad debt (3)	(266)	(672)	406	(60)%
Total rental	64,567	58,847	5,720	10%
Other revenues	357	532	(175)	(33)%
Same Store Total	64,924	59,379	5,545	9%

Non-Same Store and Management Fees
Rental revenues (4)	2,723	—	2,723	Not meaningful
Recoveries (4)	1,163	—	1,163	Not meaningful
Bad debt (4)	18	—	18	Not meaningful
Total rental	3,904	—	3,904	Not meaningful
Other revenues (4)	2	—	2	Not meaningful
Management fees	290	284	6	2%
Non-Same Store and Management Fees Total	4,196	284	3,912	1377%

Total revenue	$69,120	$59,663	$9,457	16%

(1)

The Same Store rental revenues increase of $3,192,000 resulted from an increase of $1,308,000 from higher average leased square feet from 4,409,335 to 4,539,513, and an increase of $1,884,000 from higher average rent per leased square foot from $19.90 to $20.73. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $592,000 and $228,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.

(2)

The Same Store recoveries revenue increase of $2,122,000 is primarily attributable to related increases in Same Store real estate taxes of $527,000 and Same Store operating and maintenance expenses of $1,595,000. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic in 2021 and increased back to normal levels in 2022. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the six months ended June 30, 2022 and 2021, Same Store bad debt includes an adjustment of $325,000 and $568,000, respectively, from cash basis accounting.

(4)	Non-Same Store rental revenue includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

Operating expenses. The primary components of operating expenses for the six months ended June 30, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Operating Expenses	2022	2021	Change	% Change
Same Store
Operating and maintenance (1)	$11,080	$9,836	$1,244	13%
Real estate taxes	8,726	8,198	528	6%
Same Store total	19,806	18,034	1,772	10%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	490	—	490	Not meaningful
Real estate taxes (2)	628	—	628	Not meaningful
Affiliated company rents (3)	366	447	(81)	(18)%
Non-Same Store and affiliated company rents total	1,484	447	1,037	232%
Depreciation and amortization	15,772	14,118	1,654	12%
General and administrative (4)	8,231	10,364	(2,133)	(21)%
Total operating expenses	$45,293	$42,963	$2,330	5%

(1)

The $1,244,000 Same Store operating and maintenance cost increase included $577,000 in increased repair costs, $307,000 in increased contract services costs, $202,000 in increased utilities costs, and $158,000 in increased labor and other costs. Cost saving initiatives implemented by the Company in 2021 in response to the COVID-19 pandemic generally lowered operating and maintenance costs during six months ended June 30, 2021. Operating and maintenance costs were closer to normal levels during the six months ended June 30, 2022.

(2)	Non-Same Store rental expenses includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

(3)	Affiliated company rents are spaces that we lease from Pillarstone OP.

(4)

The general and administrative expense increase is attributable to $1,164,000 in increased legal expenses, legal fee reimbursement of $750,000 received during the three months ended June 30, 2021 as part of a legal settlement with a property owner of a land parcel adjacent to a Whitestone property in Scottsdale, Arizona, and $542,000 in increased other G&A expenses, offset by decreases from $3,204,000 in accrued bonus compensation and $1,385,000 in payroll costs. The increases in legal and general and administrative expenses, and the decrease in payroll and accrued bonus compensation during the six months ended June 30, 2022 compared to the prior year period primarily relate to previously disclosed leadership changes.

Other expenses (income). The primary components of other expenses (income) for the six months ended June 30, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Other Expenses (Income)	2022	2021	Change	% Change

Interest expense	$12,295	$12,275	$20	0%
(Gain) loss on sale or disposal of assets, net (1)	5	(225)	230	(102)%
Interest, dividend and other investment income	(30)	(72)	42	(58)%
Total other expense	$12,270	$11,978	$292	2%

(1)	During the six months ended June 30, 2021, we recognized a $0.3 million gain in connection with the sale of a retail building we completed on November 19, 2016. In 2016, we provided seller-financing for the retail building, Webster Pointe, and deferred the seller-financed portion of the gain until the principal payments were received. The purchaser of the building paid the remaining principal balance of $0.3 million during 2021. As of June 30, 2021, we have recognized all of the deferred gains associated with the retail building.

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

Equity in earnings of real estate partnership. Our equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $39,000 from $278,000 for the six months ended June 30, 2021 to $239,000 for the six months ended June 30, 2022. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Six Months Ended June 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$64,567	$58,847	$5,720	10%
Management, transaction and other fees	357	532	(175)	(33)%
Total property revenues	64,924	59,379	5,545	9%

Property expenses
Property operation and maintenance	11,080	9,836	1,244	13%
Real estate taxes	8,726	8,198	528	6%
Total property expenses	19,806	18,034	1,772	10%

Total property revenues less total property expenses	45,118	41,345	3,773	9%

Same Store straight-line rent adjustments	(479)	(694)	215	(31)%
Same Store amortization of above/below market rents	(462)	(441)	(21)	5%
Same Store lease termination fees	(22)	(227)	205	(90)%

Same Store NOI(1)	$44,155	$39,983	$4,172	10%

(1)	See below for a reconciliation of property net operating income to net income.

	Six Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2022	2021
Net income attributable to Whitestone REIT	$11,416	$6,541
General and administrative expenses	8,231	10,364
Depreciation and amortization	15,772	14,118
Equity in earnings of real estate partnership	(239)	(278)
Interest expense	12,295	12,275
Interest, dividend and other investment income	(30)	(72)
Provision for income taxes	201	174
(Gain) loss on sale of property from discontinued operations	—	(1,833)
Management fee, net of related expenses	81	163
Loss on sale or disposal of assets, net	5	(225)
NOI of real estate partnership (pro rata)	1,706	1,843
Net income attributable to noncontrolling interests	179	118
NOI	$49,617	$43,188
Non-Same Store NOI (1)	(2,793)	—
NOI of real estate partnership (pro rata)	(1,706)	(1,843)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	45,118	41,345
Same Store straight-line rent adjustments	(479)	(694)
Same Store amortization of above/below market rents	(462)	(441)
Same Store lease termination fees	(22)	(227)
Same Store NOI (2)	$44,155	$39,983

(1)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the six months ended June 30, 2022 to the six months ended June 30, 2021, Non-Same Store includes properties acquired between January 1, 2021 and June 30, 2022 and properties sold between January 1, 2021 and June 30, 2022, but not included in discontinued operations.

(2)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the six months ended June 30, 2022 to the six months ended June 30, 2021, Same Store includes properties owned before January 1, 2021 and not sold before June 30, 2022. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO (NAREIT)	2022	2021	2022	2021
Net income attributable to Whitestone REIT	$4,338	$5,126	$11,416	$6,541
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	7,820	7,068	15,688	14,048
Depreciation and amortization of real estate assets of real estate partnership (pro rata)	412	409	806	814
(Gain) loss on sale or disposal of assets, net	(10)	(224)	5	(225)
Gain on sale of property from discontinued operations	—	(1,833)	—	(1,833)
(Gain) loss on sale or disposal of properties or assets of real estate partnership (pro rata)(2)	—	(20)	—	(20)
Net income attributable to noncontrolling interests	68	92	179	118
FFO (NAREIT)	$12,628	$10,618	$28,094	$19,443

(1)	Includes pro-rata share attributable to real estate partnership.

Property Net Operating Income (“NOI”)

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, equity or deficit in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of property from discontinued operations, management fee (net of related expenses) and gain or loss on sale or disposition of assets, and includes NOI of real estate partnership (pro rata) and net income attributable to noncontrolling interest, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect the level of capital expenditure and leasing costs necessary to maintain the operating performance of our properties, including general and administrative expenses, depreciation and amortization, equity or deficit in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of property from discontinued operations, management fee (net of related expenses) and gain or loss on sale or disposition of assets.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2022	2021	2022	2021
Net income attributable to Whitestone REIT	$4,338	$5,126	$11,416	$6,541
General and administrative expenses	5,182	4,730	8,231	10,364
Depreciation and amortization	7,862	7,105	15,772	14,118
(Equity) deficit in earnings of real estate partnership	41	(189)	(239)	(278)
Interest expense	6,234	6,143	12,295	12,275
Interest, dividend and other investment income	(16)	(23)	(30)	(72)
Provision for income taxes	100	87	201	174
Gain on sale of property from discontinued operations	—	(1,833)	—	(1,833)
Management fee, net of related expenses	29	83	81	163
(Gain) loss on sale or disposal of assets, net	(10)	(224)	5	(225)
NOI of real estate partnership (pro rata)	709	952	1,706	1,843
Net income attributable to noncontrolling interests	68	92	179	118
NOI	$24,537	$22,049	$49,617	$43,188

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

During the six months ended June 30, 2022, our cash provided by operating activities was $18,313,000 and our total distributions were $11,323,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $6,990,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On February 22, 2022, the Company announced an increase to its quarterly distribution to $0.12 per common share and OP unit, equal to a monthly distribution of $0.04, beginning with the April 2022 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of June 30, 2022, subject to any potential future paydowns in the borrowing base, we have $110.1 million remaining availability under the revolving credit facility.

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

On May 20, 2022, our universal shelf registration statement on Form S-3 was declared effective by the SEC, which registers the issuance and sale by us of up to $500 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

We have in the past, and expect to in the future, enter at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the three and six months ended June 30, 2022, we did not sell shares under the equity distribution agreements. During the three and six months ended June 30, 2021, we sold 3,024,980 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $25.4 million. In connection with such sales, we paid compensation of approximately $386,000 to the sales agents.

We have used and anticipate using net proceeds from common shares issued pursuant to equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $8,648,000 as of June 30, 2022, as compared to $15,914,000 on December 31, 2021.  The decrease of $7,266,000 during the six months ended June 30, 2022 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $18,313,000 for the six months ended June 30, 2022, compared to $14,089,000 for the six months ended June 30, 2021;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $11,323,000 for the six months ended June 30, 2022, compared to $9,247,000 for the six months ended June 30, 2021;

•	Additions to real estate of $7,196,000 for the six months ended June 30, 2022, compared to $3,499,00 for the six months ended June 30, 2021;

•	Repurchase of common shares of $278,000 for the six months ended June 30, 2022, compared to $428,000 for the six months ended June 30, 2021;

•	Payments of notes payable of $1,782,000 for the six months ended June 30, 2022, compared to $1,559,000 for the six months ended June 30, 2021; and

•	Net payments of credit facility $5,000,000 for the six months ended June 30, 2022, compared to $30,000,000 for the six months ended June 30, 2021.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2022	December 31, 2021
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note, due October 30, 2022 (1)	$100,000	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note, due January 31, 2024 (2)	165,000	165,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,188	18,358
$20.2 million 4.28% Note, due June 6, 2023	17,593	17,808
$14.0 million 4.34% Note, due September 11, 2024	12,844	12,978
$14.3 million 4.34% Note, due September 11, 2024	13,647	13,773
$15.1 million 4.99% Note, due January 6, 2024	13,772	13,907
$2.6 million 5.46% Note, due October 1, 2023	2,263	2,289
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.8 million 3.15% Note, due November 28, 2022	872	—
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%, due January 31, 2023	114,500	119,500
Total notes payable principal	638,679	643,613
Less deferred financing costs, net of accumulated amortization	(668)	(771)
Total notes payable	$638,011	$642,842

(1)	Promissory note includes an interest rate swap that fixed the LIBOR portion of Term Loan 3 at 1.73%.

(2)	Promissory note includes an interest rate swap that fixed the LIBOR portion of the interest rate at an average rate of 2.24% for the duration of the term through January 31, 2024.

Scheduled maturities of our outstanding debt as of June 30, 2022 were as follows (in thousands):

Year	Amount Due
2022 (remaining)	$102,028
2023	142,363
2024	228,573
2025	17,143
2026	17,143
Thereafter	131,429
Total	$638,679

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

Borrowings under the 2019 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. As of June 30, 2022, the interest rate on the 2019 Revolver was 2.56%. The applicable margin for Adjusted LIBOR borrowings ranges from 1.40% to 1.90% for the 2019 Revolver and 1.35% to 1.90% for the 2019 Term Loans. Base Rate means the higher of: (a) the Agent’s prime commercial rate, (b) the sum of (i) the average rate quoted by the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1.00%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities. Pursuant to the 2019 Facility, in the event of certain circumstances that result in the unavailability of LIBOR, including but not limited to LIBOR no longer being a widely recognized benchmark rate for newly originated dollar loans in the U.S. market, the Operating Partnership and the Agent will establish an alternate interest rate to LIBOR giving due consideration to prevailing market conventions and will amend the 2019 Facility to give effect to such alternate interest rate. LIBOR is expected to be discontinued. A number of our current debt agreements have an interest rate tied to LIBOR. Some of these agreements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, but not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The 2019 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $110.1 millionremaining availability under the 2019 Revolver. As of June 30, 2022, $379.5 million was drawn on the 2019 Facility and our unused borrowing capacity was $135.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $446.2 million of proceeds from the 2019 Facility to repay amounts outstanding under the 2018 Facility and intends to use the remaining proceeds from the 2019 Facility for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in its portfolio and working capital.

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

Net proceeds from the Private Placement will be used to refinance existing indebtedness. The Notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Notes were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

As of June 30, 2022, our $158.3 million in secured debt was collateralized by seven properties with a carrying value of $244.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2022, we were in compliance with all loan covenants.

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

The following is a summary of the Company's capital expenditures for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capital expenditures:
Tenant improvements and allowances	$2,022	$485	$4,614	$960
Developments / redevelopments	845	284	1,230	736
Leasing commissions and costs	663	929	1,296	1,728
Maintenance capital expenditures	1,009	1,202	1,352	1,803
Total capital expenditures	$4,539	$2,900	$8,492	$5,227

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

During the six months ended June 30, 2022, we paid distributions to our common shareholders and OP unit holders of $11.3 million, compared to $9.2 million in the six months ended June 30, 2021.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2021 and the six months ended June 30, 2022 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2022
Second Quarter	$0.1200	$5,880	$0.1200	$92	$5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.2275	$11,148	$0.2275	$175	$11,323

2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

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

Fixed Interest Rate

As of June 30, 2022, $524.2 million, or approximately 82% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2022 of approximately 3.41% per annum with scheduled maturities ranging from 2022 to 2029. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $11.5 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2022, $114.5 million, or approximately 18% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.1 million, respectively.

Credit Risk

Credit risk may be increased as a result of the COVID-19 pandemic. We expect that the actions taken by the U.S. and international governments to decrease the impact of the COVID-19 pandemic and inflation, including rising interest rates, will result in a continued decline in global economic activity generally, and may adversely affect the financial condition of our tenants in particular. Although the full extent of the adverse impacts on our tenants cannot be predicted, in future periods we may experience reductions in on-time payments or closures of tenants’ businesses, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Former CEO Litigation

On February 23, 2022, the Company’s former CEO, James Mastandrea, filed suit against the Company and certain of its trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging claims relating to the termination of claimant’s employment. Claimant purports to assert claims for breach of contract, breach of fiduciary duties, tortious interference with contract, civil conspiracy, and declaratory judgment. The claimant seeks a maximum of $25 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

Pillarstone Rights Plan

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

Because the Pillarstone Rights Agreement seeks to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement due to Pillarstone REIT’s breach of the Pillarstone OP partnership agreement, breach of its fiduciary duty as general partner of Pillarstone OP to Whitestone OP, and breach of the implied covenant of good faith and fair dealing under the Pillarstone OP partnership agreement.  The lawsuit seeks rescission and voiding of the Pillarstone Rights Agreement; a declaration that the Pillarstone Rights Agreement is unenforceable, invalid, and of no force and effect; an order permanently enjoining enforcement of the Pillarstone Rights Agreement; an award of monetary damages; and broad restrictions on Pillarstone REIT’s ability to conduct its business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions.

While we do not believe the overall impact of the Pillarstone Rights Agreement on the carrying value of our investment in Pillarstone OP is material, we cannot reasonably estimate a range of possible loss at this time.

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

(c)

During the three months ended June 30, 2022, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	N/A	N/A
May 1, 2022 - May 31, 2022	—	—	N/A	N/A
June 1, 2022 - June 30, 2022	25,843	10.75	N/A	N/A
Total	25,843	$10.75

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

3.2.2

Amendment No. 1 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2022

10.1*+	Form of Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and David K. Holeman

10.2*+	Forrm of Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Christine Mastandrea

10.3*+	Forrm of Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and J. Scott Hogan

10.4*+	Forrm of Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Peter A. Tropoli

10.5*+	Forrm of Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Soklin “Michelle” Siv

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information of the Registrant for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2022 and 2021 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31 and June 30, 2022 and 2021 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and in Exhibit 101.

________________________

*	Filed herewith.
**	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	August 8, 2022	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)