Form 10-Q
period 2022-09-30
Whitestone REIT
filed 2022-11-04
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 49,386,066 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,206,605	$1,196,919
Accumulated depreciation	(212,084)	(190,333)
Total real estate assets	994,521	1,006,586
Investment in real estate partnership	34,891	34,588
Cash and cash equivalents	9,504	15,721
Restricted cash	63	193
Escrows and acquisition deposits	12,329	11,323
Accrued rents and accounts receivable, net of allowance for doubtful accounts	25,183	22,395
Receivable due from related party	1,333	847
Unamortized lease commissions, legal fees and loan costs	12,131	8,442
Prepaid expenses and other assets(1)	9,978	1,995
Total assets	$1,099,933	$1,102,090

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$637,138	$642,842
Accounts payable and accrued expenses(2)	35,797	45,777
Payable due to related party	1,560	997
Tenants' security deposits	8,443	8,070
Dividends and distributions payable	6,004	5,366
Total liabilities	688,942	703,052
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,382,809 and 49,144,153 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	49	48
Additional paid-in capital	623,838	623,462
Accumulated deficit	(226,374)	(223,973)
Accumulated other comprehensive income (loss)	7,646	(6,754)
Total Whitestone REIT shareholders' equity	405,159	392,783
Noncontrolling interest in subsidiary	5,832	6,255
Total equity	410,991	399,038
Total liabilities and equity	$1,099,933	$1,102,090

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
(1) Operating lease right of use assets (net)	$145	$222
(2) Operating lease liabilities	$150	$231

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental(1)	$35,029	$32,069	$103,500	$90,916
Management, transaction, and other fees	354	375	1,003	1,191
Total revenues	35,383	32,444	104,503	92,107

Operating expenses
Depreciation and amortization	7,889	7,340	23,661	21,458
Operating and maintenance	7,317	5,789	19,253	16,072
Real estate taxes	4,513	4,589	13,867	12,787
General and administrative	4,832	5,672	13,063	16,036
Total operating expenses	24,551	23,390	69,844	66,353

Other expenses (income)
Interest expense	6,816	6,142	19,111	18,417
(Gain) loss on sale or disposal of assets, net	7	48	12	(177)
Interest, dividend and other investment income	(13)	(31)	(43)	(103)
Total other expenses	6,810	6,159	19,080	18,137

Income before equity investment in real estate partnership and income tax	4,022	2,895	15,579	7,617

Equity in earnings of real estate partnership	65	151	304	429
Provision for income tax	(112)	(100)	(313)	(274)
Income from continuing operations	3,975	2,946	15,570	7,772

Gain on sale of property from discontinued operations	—	—	—	1,833
Income from discontinued operations	—	—	—	1,833

Net income	3,975	2,946	15,570	9,605

Less: Net income attributable to noncontrolling interests	60	47	239	165

Net income attributable to Whitestone REIT	$3,915	$2,899	$15,331	$9,440

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.08	$0.06	$0.31	$0.17
Income from discontinued operations attributable to Whitestone REIT	—	—	—	0.04
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.06	$0.31	$0.21
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.08	$0.06	$0.31	$0.17
Income from discontinued operations attributable to Whitestone REIT	—	—	—	0.04
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.06	$0.31	$0.21

Weighted average number of common shares outstanding:
Basic	49,274	46,883	49,211	44,268
Diluted	50,129	47,825	49,916	45,108

Consolidated Statements of Comprehensive Income

Net income	$3,975	$2,946	$15,570	$9,605

Other comprehensive income

Unrealized gain on cash flow hedging activities	5,962	1,273	14,623	4,783

Comprehensive income	9,937	4,219	30,193	14,388

Less: Net income attributable to noncontrolling interests	60	47	239	165
Less: Comprehensive income attributable to noncontrolling interests	90	20	223	82

Comprehensive income attributable to Whitestone REIT	$9,787	$4,152	$29,731	$14,141

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(1) Rental
Rental revenues	$25,244	$23,177	$75,023	$67,041
Recoveries	10,152	8,720	29,092	24,375
Bad debt	(367)	172	(615)	(500)
Total rental	$35,029	$32,069	$103,500	$90,916

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2021	49,144	$48	$623,462	$(223,973)	$(6,754)	$392,783	771	$6,255	$399,038
Exchange of noncontrolling interest OP units for common shares	1	—	—	—	—	—	(1)	—	—
Issuance of shares under dividend reinvestment plan	1	—	15	—	—	15	—	—	15
Repurchase of common shares (1)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	(1,413)	—	—	(1,413)	—	—	(1,413)
Distributions - $0.1075 per common share / OP unit	—	—	—	(5,897)	—	(5,897)	—	(92)	(5,989)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	5,894	5,894	—	92	5,986
Net income	—	—	—	7,078	—	7,078	—	111	7,189
Balance, March 31, 2022	49,146	$48	$622,064	$(222,792)	$(860)	$398,460	770	$6,366	$404,826
Exchange of noncontrolling interest OP units for common shares	—	1	7	—	—	8	—	(8)	—
Issuance of shares under dividend reinvestment plan	2	—	17	—	—	17	—	—	17
Repurchase of common shares (1)	(26)	—	(278)	—	—	(278)	—	—	(278)
Share-based compensation	119	—	783	—	—	783	—	—	783
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,909)	—	(5,909)	—	(94)	(6,003)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	2,634	2,634	—	41	2,675
Net income	—	—	—	4,338	—	4,338	—	68	4,406
Balance, June 30, 2022	49,241	$49	$622,593	$(224,363)	$1,774	$400,053	770	$6,373	$406,426
Exchange of noncontrolling interest OP units for common shares	75	—	608	—	—	608	(75)	(608)	—
Issuance of shares under dividend reinvestment plan	2	—	17	—	—	17	—	—	17
Repurchase of common shares (1)	(21)	—	(249)	—	—	(249)	—	—	(249)
Share-based compensation	86	—	869	—	—	869	—	—	869
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,926)	—	(5,926)	—	(83)	(6,009)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	5,872	5,872	—	90	5,962
Net income	—	—	—	3,915	—	3,915	—	60	3,975
Balance, September 30, 2022	49,383	$49	$623,838	$(226,374)	$7,646	$405,159	695	$5,832	$410,991

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$15,570	$7,772
Net income from discontinued operations	—	1,833
Net income	15,570	9,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,661	21,458
Amortization of deferred loan costs	824	822
(Gain) loss on sale or disposal of assets, net	12	(177)
Bad debt	615	500
Share-based compensation	239	4,066
Equity in earnings of real estate partnership	(304)	(429)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(1,006)	(1,163)
Accrued rents and accounts receivable	(3,403)	518
Receivable due from related party	(486)	(316)
Unamortized lease commissions, legal fees and loan costs	(1,575)	(2,531)
Prepaid expenses and other assets	(6,266)	1,548
Accounts payable and accrued expenses	4,642	(1,572)
Payable due to related party	563	405
Tenants' security deposits	373	802
Net cash provided by operating activities	33,459	31,703
Cash flows from investing activities:
Acquisitions of real estate	—	(53,364)
Additions to real estate	(10,118)	(6,058)
Net cash used in investing activities	(10,118)	(59,422)
Net cash provided by investing activities of discontinued operations	—	1,833
Cash flows from financing activities:
Distributions paid to common shareholders	(17,049)	(14,063)
Distributions paid to OP unit holders	(263)	(248)
Proceeds from issuance of common shares, net of offering costs	—	53,335
Payments of exchange offer costs	—	(49)
Net payments of credit facility	(5,000)	(25,000)
Repayments of notes payable	(2,705)	(2,403)
Payments of loan origination costs	(4,144)	—
Repurchase of common shares	(527)	(678)
Net cash provided by (used in) financing activities	(29,688)	10,894
Net decrease in cash, cash equivalents and restricted cash	(6,347)	(14,992)
Cash, cash equivalents and restricted cash at beginning of period	15,914	25,956
Cash, cash equivalents and restricted cash at end of period (1)	$9,567	$10,964

(1)   For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,980	$17,732
Cash paid for taxes	$366	$364
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$80	$284
Financed insurance premiums	$1,846	$1,712
Value of shares issued under dividend reinvestment plan	$49	$45
Value of common shares exchanged for OP units	$616	$—
Change in fair value of cash flow hedge	$14,623	$4,783

	September 30,
	2022	2021
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$9,504	$10,858
Restricted cash	63	106
Total cash, cash equivalents and restricted cash	$9,567	$10,964

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended September 30, 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2022 and December 31, 2021, and the results of operations for the three and nine month periods ended September 30, 2022 and 2021, the consolidated statements of changes in equity for the three month periods ended March 31, June 30, and  September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of September 30, 2022 and December 31, 2021, Whitestone wholly owned 60 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of September 30, 2022, these properties consist of:

Consolidated Operating Portfolio

•	55 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

As of September 30, 2022, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of September 30, 2022 and December 31, 2021, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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
September 30, 2022
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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of September 30, 2022, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2022, approximately $ 112,000 and $ 72,000 in interest expense and real estate taxes, respectively, were capitalized and for the nine months ended September 30, 2022, approximately $ 316,000 and $ 222,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2021, approximately $ 109,000 and $ 75,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2021, approximately $ 312,000 and $ 225,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we grant nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 943,000 and $ 1,563,000 in share-based compensation net of forfeitures for the three months ended September 30, 2022 and 2021, respectively, and we recognized $ 455,000 and $ 4,275,000 in share-based compensation for the nine months ended September 30, 2022 and 2021, respectively. On January 18, 2022, the Board of Trustees terminated James Mastandrea, with cause, from his position as Chief Executive Officer. Mr. Mastandrea was also replaced as Chairman of the Board. Following his termination, the Board of Trustees appointed Dave Holeman, previously our Chief Financial Officer, as Chief Executive Officer. The Company also recently replaced its Chief Operating Officer and Executive Vice President of Acquisitions and Asset Management. As a result of these changes, we recognized a reduction of share-based compensation of $2.2 million during the three months ended March 31, 2022 due to forfeitures. We recognize forfeitures as they occur.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of September 30, 2022 and December 31, 2021, we had an allowance for uncollectible accounts of $15.6 million and $14.9 million, respectively. During the three months ending September 30, 2022 and 2021, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of a $0.4 million decrease to revenue and a $0.2 million increase to revenue, respectively, and during the nine months ended September 30, 2022 and 2021, we recorded a decrease to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, in the amount of $0.6 million and $0.5 million, respectively. The three months ended September 30, 2022 included 77 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.03 million and an increase to rental revenue for bad debt adjustments of $0.2 million, and the three months ended September 30, 2021 included 63 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight-line rent adjustments of $0.2 million and $0.3 million, respectively. The nine months ended September 30, 2022 included 77 cash basis tenants, resulting in decrease to rental revenue for bad debt and straight line rent adjustment of $0.4 million and $0.4 million, respectively, and the nine months ended September 30, 2021 included 63 cash basis tenants, resulting in decreases to rental revenue for bad debt and straight line rent adjustments of $0.6 million and $0.5 million, respectively.

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

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP paid us management fees for property management, leasing and day-to-day advisory and administrative services. The management agreement with Pillarstone OP was terminated on August 18, 2022. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

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

 In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We have elected this option and adopted ASU 2020-04 and ASU 2021-01.  We evaluated the potential impact of adopting this guidance and do not expect it to have a material impact on our consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of September 30, 2022 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2022 (remaining)	$24,444
2023	93,917
2024	80,285
2025	63,598
2026	48,308
Thereafter	139,948
Total	$450,500

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

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	September 30, 2022
2022 (remaining)	$23
2023	65
2024	43
2025	27
2026	1
Thereafter	—
Total undiscounted rental payments	159
Less imputed interest	9
Total lease liabilities	$150

For the three months ended September 30, 2022 and 2021, the total lease costs were $ 122,000 and $ 253,000, respectively, and for the nine months ended September 30, 2022 and 2021, the total lease costs were $ 552,000 and $ 778,000, respectively. The weighted average remaining lease term for our operating leases was 2.6 years at September 30, 2022. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at September 30, 2022.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2022	December 31, 2021

Tenant receivables	$18,867	$18,410
Accrued rents and other recoveries	21,341	18,681
Allowance for doubtful accounts	(15,627)	(14,896)
Other receivables	602	200
Total	$25,183	$22,395

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Leasing commissions	$15,377	$13,341
Deferred legal cost	391	365
Deferred financing cost	4,149	3,898
Total cost	19,917	17,604
Less: leasing commissions accumulated amortization	(7,469)	(6,305)
Less: deferred legal cost accumulated amortization	(273)	(248)
Less: deferred financing cost accumulated amortization	(44)	(2,609)
Total cost, net of accumulated amortization	$12,131	$8,442

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

In connection with the Contribution, Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a management agreement with the entities that own the contributed Pillarstone Properties (collectively, the “Management Agreements”). Pursuant to the Management Agreements, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services. The management agreement was terminated on August 18, 2022.  Prior to the termination of the Management Agreement, we reported approximately $144,000 in  property management fee income on a quarterly basis.

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

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		September 30, 2022	December 31, 2021
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,891	$34,588
Total real estate partnership(2)(3)		$34,891	$34,588

(1)	Representing eight property interests and 926,798 square feet of GLA, as of September 30, 2022 and December 31, 2021.

(2)

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new rights agreement (the “Pillarstone Rights Agreement”), pursuant to which each holder of Pillarstone REIT common stock received one preferred share purchase right (a “Right”) per common share held as of the applicable record date. Each Right entitles the registered holder to purchase from Pillarstone REIT one one-thousandth (a “Unit”) of a series D preferred share of Pillarstone at a purchase price (“Purchase Price”) of $7.00 per Unit, subject to adjustment. The Rights are exercisable upon the occurrence of certain events as described in the Pillarstone Rights Agreement, including the acquisition by certain holders of 5% or more of the common shares of Pillarstone REIT (an “Acquiring Person”). Upon the acquisition of Pillarstone REIT common shares by an Acquiring Person, each holder of a Right (other than an Acquiring Person), will have the right to receive upon exercise a number of Pillarstone REIT common shares having a market value of two times the Purchase Price.As set forth in the Amended and Restated Limited Partnership Agreement of Pillarstone OP, dated as of December 8, 2016 (the “Pillarstone Partnership Agreement”), we have the contractual right to have our limited partnership interests in Pillarstone redeemed at our discretion. However, upon receipt of a redemption notice, Pillarstone OP has the option of the applicable redemption price in cash, based on the market value of Pillarstone REIT common shares, or in Pillarstone REIT common shares. To the extent we seek to have our partnership units in Pillarstone OP redeemed and Pillarstone OP elects to pay the applicable redemption price in Pillarstone REIT common shares (and such shares represent 5% or more of the outstanding common shares of Pillarstone REIT), the Rights could become exercisable. To the extent the Rights are exercised as a result of our Pillarstone OP units being redeemed for Pillarstone REIT common shares, our ownership interest in Pillarstone REIT would be significantly diluted, which could adversely impact the value of our investment in Pillarstone OP. Because the Pillarstone Rights Agreement seeks to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement due to Pillarstone REIT’s breach of the Pillarstone OP partnership agreement, breach of its fiduciary duty as general partner of Pillarstone OP to Whitestone OP, and breach of the implied covenant of good faith and fair dealing under the Pillarstone OP partnership agreement. The lawsuit seeks rescission and voiding of the Pillarstone Rights Agreement; a declaration that the Pillarstone Rights Agreement is unenforceable, invalid, and of no force and effect; an order permanently enjoining enforcement of the Pillarstone Rights Agreement; an award of monetary damages; and broad restrictions on Pillarstone REIT’s ability to conduct its business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions.On September 8, 2022, the Company’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone to ensure that Whitestone’s right of redemption right is not impaired while the underlying dispute is being considered by the Court.While we do not believe the overall impact of the Pillarstone Rights Agreement on the carrying value of our investment in Pillarstone OP is material, we cannot reasonably estimate a range of possible loss at this time.

(3)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

The table below presents the Company’s share of net income (loss) from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Pillarstone OP	$65	$151	$304	$429

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	September 30, 2022	December 31, 2021

Assets:
Real estate, net	$47,880	$48,273
Other assets	9,680	8,790
Total assets(1)	57,560	57,063
Liabilities and equity:
Notes payable	14,757	14,920
Other liabilities	3,653	3,200
Equity	39,150	38,943
Total liabilities and equity(2)	57,560	57,063
Company’s share of equity	31,888	31,718
Cost of investment in excess of the Company’s share of underlying net book value	3,003	2,870
Carrying value of investment in real estate partnership(3)	$34,891	$34,588

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated total assets and its components based on the information available to us at the time of this report.

(2)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated total liabilities and equity and its components based on the information available to us at the time of this report.

(3)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$2,288	$2,379	$6,892	$6,843
Operating expenses	(1,895)	(1,787)	(5,446)	(5,184)
Other expenses	(281)	(351)	(974)	(1,033)
Net income(1)	$112	$241	$472	$626

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated net income and its components based on the information available to us at the time of this report.

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for the three months period ended  September 30, 2022 and 2021 is $ 27,000 and $ 45,000, respectively, and for both of the nine months periods ended September 30, 2022 and 2021 is $ 81,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended September 30, 2022 and 2021, the amortization of the guarantee liability was approximately $ 9,000 and $ 18,000, respectively, and for both of the nine months ended September 30, 2022 and 2021, the amortization of the guarantee liability is $ 28,000.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2022	December 31, 2021
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note (1)	$—	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note (1)	—	165,000
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (2)	265,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,103	18,358
$20.2 million 4.28% Note, due June 6, 2023	17,485	17,808
$14.0 million 4.34% Note, due September 11, 2024	12,778	12,978
$14.3 million 4.34% Note, due September 11, 2024	13,585	13,773
$15.1 million 4.99% Note, due January 6, 2024	13,705	13,907
$2.6 million 5.46% Note, due October 1, 2023	2,250	2,289
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.8 million 3.15% Note, due November 28, 2022	349	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	114,500	119,500
Total notes payable principal	637,755	643,613
Less deferred financing costs, net of accumulated amortization	(617)	(771)
Total notes payable	$637,138	$642,842

(1)	Loan was fully paid off on September 16, 2022.

(2)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

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
September 30, 2022
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
September 30, 2022
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

On September 16, 2022, we, through our Operating Partnership, entered into an unsecured credit facility (the “2022 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Administrative Agent”), Truist Bank, as syndication agent, and BMO Capital Markets Corp., Truist Bank, Capital One, National Association, and U.S. Bank National Association, as co-lead arrangers and joint book runners. The 2022 Facility amended and restated the Company's previous unsecured revolving credit facility, dated January 31, 2019 (the "2019 Facility").

The 2022 Facility is comprised of the following two tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”);

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (“Term Loan”).

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin based upon our then existing leverage. As of September 30, 2022, the interest rate on the 2022 Revolver was 4.62%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus 1.55% through October 28, 2022

•	2.80% plus 1.55% from October 29, 2022 through January 31, 2024

•	3.42% plus 1.55% from February 1, 2024 through January 31, 2028

The 2022 Facility also has a pricing provision where the applicable margin can be adjusted by an aggregate 0.02% per annum based on the Company’s performance on certain sustainability performance targets. Base Rate means, for any day, the higher of: (a) the Administrative Agent’s prime commercial rate, (b) the sum of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York for such day, plus (ii) 0.50%, or (c) the sum of (i) Adjusted Term SOFR for a one-month tenor in effect on such day plus (ii) 1.10%.  Adjusted Term SOFR means, for any such day, the sum of (i) the SOFR-based term rate for the day two (2) business days prior and (ii) 0.10%.

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of September 30, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $126.4 million remaining availability under the 2022 Revolver. As of September 30, 2022, $379.5 million was drawn on the 2022 Facility and our unused borrowing capacity was $135.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2022 Facility. The 2022 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2022 Facility contains certain financial covenants including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $449 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

We serve as the guarantor for funds borrowed by the Operating Partnership under the 2022 Facility. The 2022 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The 2022 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

As of September 30, 2022, our $157.9 million in secured debt was collateralized by seven properties with a carrying value of $243.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2022, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2022 were as follows (in thousands):

Year	Amount Due
2022 (remaining)	$1,104
2023	27,863
2024	63,573
2025	17,143
2026	131,643
Thereafter	396,429
Total	$637,755

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

September 30, 2022
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$7,764

December 31, 2021
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(6,860)

On  January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of our $165 million term loan under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. Effective September 7, 2022, Regions Bank novated $29.4 million of the swap to Bank of Montreal.  See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap began on  February 8, 2021 and will mature on  January 31, 2024. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On  November 19, 2015, we, through our Operating Partnership, entered into a $100 million interest rate swap with Bank of Montreal that fixed the LIBOR portion of our $100 million term loan under the 2018 Facility at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 7 (Debt) for additional information regarding the 2018 Facility. The swap began on  November 30, 2015 and will mature on  October 28, 2022. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On September 16, 2022, we, through our Operating Partnership, entered an interest rate swap with Bank of Montreal that fixed the unhedged SOFR portion of Term Loan under the 2022 Facility at 3.32%. The notional amount of the swap begins at $100 million on October 29, 2022, and increases to $265 million on February 1, 2024, maturing on January 31, 2028.  Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned beginning and ending notionals of $20.7 million and $54.8 million of the swap, respectively, to U.S. Bank, National Association, beginning and ending notionals of $25.4 million and $67.2 million of the swap, respectively, to Truist Bank, beginning and ending notionals of $20.7 million and $54.8 million of the swap, respectively, to Capital One, National Association, and beginning and ending notionals of $5.9 million and $15.7 million of the swap, respectively,  to Associated Bank.  See Note 7 (Debt) for additional information regarding the 2022 Facility. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive income	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended September 30, 2022	$5,962	Interest expense	$52
Three Months Ended September 30, 2021	$1,273	Interest expense	$(1,401)

Nine Months Ended September 30, 2022	$14,623	Interest expense	$(2,276)
Nine Months Ended September 30, 2021	$4,783	Interest expense	$(4,057)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and nine months ended September 30, 2022 and 2021.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2022 and 2021, 752,327 and 772,775 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2022 and 2021, 752,634 and 772,775 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Income from continuing operations	$3,975	$2,946	$15,570	$7,772
Less: Net income attributable to noncontrolling interests	(60)	(47)	(239)	(132)
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	3,915	2,899	15,331	7,640
Income from discontinued operations	—	—	—	1,833
Less: Net income attributable to noncontrolling interests	—	—	—	(33)
Income from discontinued operations attributable to Whitestone REIT	—	—	—	1,800
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$3,915	$2,899	$15,331	$9,440

Denominator:
Weighted average number of common shares - basic	49,274	46,883	49,211	44,268
Effect of dilutive securities:
Unvested restricted shares	855	942	705	840
Weighted average number of common shares - dilutive	50,129	47,825	49,916	45,108

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.08	$0.06	$0.31	$0.17
Income from discontinued operations attributable to Whitestone REIT	—	—	—	0.04
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.06	$0.31	$0.21
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.08	$0.06	$0.31	$0.17
Income from discontinued operations attributable to Whitestone REIT	—	—	—	0.04
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.06	$0.31	$0.21

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2022 and 2021, we recognized approximately $ 114,000 and $ 99,000 in margin tax provision, respectively, and for the nine months ended September 30, 2022 and 2021, we recognized approximately $ 315,000 and $ 273,000, respectively.

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

On September 9, 2022, we entered into eleven equity distribution agreements for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-264881). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements.

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the three and nine months ended September 30, 2022, we did not sell shares under the equity distribution agreements. During the three months ended September 30, 2021, we sold 2,991,168 common shares under the 2019 equity distribution agreements, which provided for the issuance and sale of up to an aggregate of $100 million of the Company's common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007), with net proceeds to us of approximately $28.0 million. In connection with such sales, we paid compensation of approximately $426,000 to the sales agents. During the nine months ended September 30, 2021, we sold 6,016,148 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $53.3 million. In connection with such sales, we paid compensation of approximately $812,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2022, we owned a 98.6% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2022 and December 31, 2021, there were 49,956,634  and 49,793,803 OP units outstanding, respectively.  We owned 49,261,969 and 49,023,313 OP units as of September 30, 2022 and December 31, 2021, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.5% and 98.4% for the three months ended September 30, 2022 and 2021, respectively, and approximately 98.5% and 98.3% for the nine months ended September 30, 2022 and 2021, respectively.  During the three months ended September 30, 2022 and 2021, 74,872 and 0 OP units, respectively, were redeemed for an equal number of common shares, and during the nine months ended September 30, 2022 and 2021, 75,825 and 0 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2021 and the nine months ended September 30, 2022 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2022
Third Quarter	$0.1200	$5,901	$0.1200	$88	$5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.3475	$17,049	$0.3475	$263	$17,312

2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
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

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2022	2,716,132	$8.32
Granted	325,112	11.84
Vested	(205,281)	7.46
Forfeited	(1,336,518)	8.30
Non-vested at September 30, 2022	1,499,445	9.22
Available for grant at September 30, 2022	1,226,469

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2022 and years ended December 31, 2021 and 2020 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine Months Ended September 30, 2022	325,112	$11.84	(205,281)	$1,531
Year Ended December 31, 2021	904,215	$5.99	(1,024,808)	$9,757
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Total compensation recognized in earnings for share-based payments was $943,000 and $1,563,000 for the three months ended September 30, 2022 and 2021, respectively, and $455,000 and $4,275,000 for the nine months ended September 30, 2022 and 2021, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 455,000 CIC Units, to vest over the next 33 months. As of September 30, 2022, there was approximately $2.7 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 33 months, and approximately $3.0 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on October 1, 2022.

We expect to record approximately $1.4 million in non-cash share-based compensation expense in 2022 and $4.8 million subsequent to 2022. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 27 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of September 30, 2022, the TSR Peer Group Ranking called for attainment of 0%, 50%, and 200% for the shares issued in 2020, 2021, and 2022, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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
September 30, 2022
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

During the ordinary course of business, we had transactions with Pillarstone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses. The management agreement was terminated on August 18, 2022.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2022	2021	2022	2021
Rent	Operating and maintenance	$(105)	$(225)	$(471)	$(672)
Property management fee income	Management, transaction, and other fees	$75	$142	$359	$426

17.  COMMITMENTS AND CONTINGENCIES

Litigation between the Company and Pillarstone REIT

On September 16, 2022, Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership, L.P. filed suit against the Company and certain of its subsidiaries (Whitestone TRS, Inc. and Whitestone REIT Operating Partnership, L.P.) along with certain of its executives (Peter Tropoli, Christine Mastandrea,  and David Holeman) in the District Court of Harris County, Texas, alleging claims relating to the limited partnership agreement between Pillarstone Capital REIT and Whitestone REIT Operating Partnership, as well as the termination of Management Agreements between Pillarstone Capital REIT Operating Partnership, L.P. and Whitestone TRS, Inc. The claimants seeks monetary relief in excess of $1,000,000 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

On September 8, 2022, the Company’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone to ensure that Whitestone’s right of redemption right is not impaired while the underlying dispute is being considered by the Court.

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

18.  SUBSEQUENT EVENTS

On October 31, 2022, we completed the sale of Bissonnet/Beltway, located in Houston, Texas, for $5.4 million. We have not included Bissonnet/Beltway in discontinued operations as it did not meet the definition of discontinued operations.

On November 4, 2022, we had three properties and one pad site under the contract to sell. We expect to complete the sale of these properties by December 1, 2022.

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

As of September 30, 2022, we wholly owned 60 commercial properties consisting of:

Consolidated Operating Portfolio

•

55 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 5.2 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $974.1 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $20.4 million.

As of September 30, 2022, we had an aggregate of 1,555 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.5% of our annualized rental revenues for the nine months ended September 30, 2022.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 261 new and renewal leases during the nine months ended September 30, 2022, totaling 703,749 square feet and approximately $81.1 million in total lease value.  This compares to 289 new and renewal leases totaling 720,564 square feet and approximately $93.7 million in total lease value during the same period in 2021.

We employed 81 full-time employees as of September 30, 2022.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of September 30, 2022, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also managed the day to day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022.

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

Rising Interest Rates

As of September 30, 2022, $114.5 million, or approximately 18% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.60% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.1 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $35.4 million and $32.4 million for the three months ended September 30, 2022 and 2021, respectively, and $104.5 and $92.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the conversion of 77 tenants to cash basis revenue was a straight-line rent reserve adjustment of $0.03 million and a bad debt adjustment of $0.2 million for the three months ending September 30, 2022, and a bad debt adjustment of $0.4 million and a straight-line rent reserve adjustment of $0.4 million for the nine months ended September 30, 2022.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2022, approximately 18% of our GLA was subject to leases that expire prior to December 31, 2023.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 70% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Leasing Activity

As of September 30, 2022, we owned 60 properties with 5,205,242 square feet of GLA and our occupancy rate for all properties was approximately 92% and 90% occupied as of September 30, 2022 and 2021, respectively. The following is a summary of the Company’s leasing activity for the nine months ended September 30, 2022:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	146	436,597	4.0	$1.95	$20.15	$18.83	15.3%
New Leases	37	69,256	5.9	11.30	25.35	24.14	14.8%
Total	183	505,853	4.2	$3.23	$20.86	$19.56	15.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Non-Comparable
Renewal Leases	17	38,879	6.9	$8.89	$24.44
New Leases	61	159,017	8.5	17.51	20.82
Total	78	197,896	8.2	$15.81	$21.53

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the nine months ended September 30, 2022.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table provides a general comparison of our results of operations and other metrics for the three months ended September 30, 2022 and 2021 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended September 30,
	2022	2021
Number of properties owned and operated	60	59
Aggregate GLA (sq. ft.)(1)	5,205,242	5,116,220
Ending occupancy rate - operating portfolio (1)	92%	90%
Ending occupancy rate	92%	90%

Total revenues	$35,383	$32,444
Total operating expenses	24,551	23,390
Total other expense	6,810	6,159
Income before equity investment in real estate partnership and income tax	4,022	2,895
Equity (deficit) in earnings of real estate partnership	65	151
Provision for income tax	(112)	(100)
Income from continuing operations	3,975	2,946
Gain on sale of property from discontinued operations	—	—
Net income	3,975	2,946
Less: Net income attributable to noncontrolling interests	60	47
Net income attributable to Whitestone REIT	$3,915	$2,899

Funds from operations(2)	$12,231	$10,740
Property net operating income(3)	24,307	23,152
Distributions paid on common shares and OP units	5,989	5,064
Distributions per common share and OP unit	$0.1200	$0.1075
Distributions paid as a percentage of funds from operations	49%	47%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended September 30, 2022 to the three months ended September 30, 2021, Same Store includes properties owned during the entire period from July 1, 2021 to September 30, 2022. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Revenue	2022	2021	Change	% Change
Same Store
Rental revenues (1)	$23,836	$22,423	$1,413	6%
Recoveries (2)	9,550	8,450	1,100	13%
Bad debt (3)	(327)	183	(510)	(279)%
Total rental	33,059	31,056	2,003	6%
Other revenues	278	231	47	20%
Same Store Total	33,337	31,287	2,050	7%

Non-Same Store and Management Fees
Rental revenues (4)	1,408	754	654	87%
Recoveries (4)	602	270	332	123%
Bad debt (4)	(40)	(11)	(29)	264%
Total rental	1,970	1,013	957	94%
Other revenues (4)	2	1	1	100%
Management fees	74	143	(69)	(48)%
Non-Same Store and Management Fees Total	2,046	1,157	889	77%

Total revenue	$35,383	$32,444	$2,939	9%

(1)

The Same Store rental revenues increase of $1,413,000 resulted from an increase of $733,000 from higher average leased square feet from 4,459,582 to 4,558,628, and an increase of $680,000 from higher average rent per leased square foot from $20.32 to $20.92. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of an increase of $28,000 and a decrease of $254,000 for the three months ended September 30, 2022 and 2021, respectively.

(2)

The Same Store recoveries revenue increase of $1,100,000 is primarily attributable to increases in operating and maintenance expenses. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic in 2021 and increased back to normal levels in 2022. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the three months ended September 30, 2022 and 2021, Same Store bad debt includes an adjustment of $247,000 and $24,000, respectively, from cash basis accounting.

(4)	Non-Same Store rental revenue includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

Operating expenses. The primary components of operating expenses for the three months ended September 30, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Operating Expenses	2022	2021	Change	% Change
Same Store
Operating and maintenance (1)	$6,951	$5,460	$1,491	27%
Real estate taxes (2)	4,111	4,408	(297)	(7)%
Same Store total	11,062	9,868	1,194	12%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	261	104	157	151%
Real estate taxes (3)	402	181	221	122%
Affiliated company rents (4)	105	225	(120)	(53)%
Non-Same Store and affiliated company rents total	768	510	258	51%
Depreciation and amortization	7,889	7,340	549	7%
General and administrative (5)	4,832	5,672	(840)	(15)%
Total operating expenses	$24,551	$23,390	$1,161	5%

(1)

The $1,491,000 Same Store operating and maintenance cost increase included $531,000 in increased labor, $443,000 in increased repair costs, $228,000 in increased utilities costs, $210,000 in increased contract services costs, $79,000 in other costs. Cost saving initiatives implemented by the Company in 2021 in response to the COVID-19 pandemic generally lowered operating and maintenance costs during three months ended September 30, 2021. Operating and maintenance costs were closer to normal levels during the three months ended September 30, 2022.

(2)	Same Store real estate taxes decrease includes $297,000 in real estate taxes decreases due to reduced property tax rates.

(3)	Non-Same Store rental expenses includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

(4)

Affiliated company rents are spaces that we lease from Pillarstone OP. Eight lease agreements were terminated on August 23, 2022, and the two remaining leases are scheduled to expire on January 31, 2023 and February 28, 2023.

(5)

 The general and administrative expense decrease is attributable to $389,000 in increased legal expenses and $98,000 in other costs, offset by decreases from $634,000 in payroll costs, $622,000 in share based compensation and $71,000 in professional fees. The increase in legal expenses, and the decrease in payroll and share based compensation during the three months ended September 30, 2022 compared to the prior year period primarily relate to leadership changes and associated litigations.

Other expenses (income). The primary components of other expenses (income) for the three months ended September 30, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Other Expenses (Income)	2022	2021	Change	% Change

Interest expense (1)	$6,816	$6,142	$674	11%
(Gain) loss on sale or disposal of assets, net	7	48	(41)	(85)%
Interest, dividend and other investment income	(13)	(31)	18	(58)%
Total other expense	$6,810	$6,159	$651	11%

(1)	The interest expense increase is attributable to rising interest rates. We expect interest expense to increase in the future due to rising interest rates. $147,000 of the increase in interest is attributable to extinguishment of debt costs for the three months ended September 30, 2022.

Equity in earnings of real estate partnership. Our estimated equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $86,000 from $151,000 for the three months ended September 30, 2021 to $65,000 for the three months ended September 30, 2022. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$33,059	$31,056	$2,003	6%
Management, transaction and other fees	278	231	47	20%
Total property revenues	33,337	31,287	2,050	7%

Property expenses
Property operation and maintenance	6,951	5,460	1,491	27%
Real estate taxes	4,111	4,408	(297)	(7)%
Total property expenses	11,062	9,868	1,194	12%

Total property revenues less total property expenses	22,275	21,419	856	4%

Same Store straight-line rent adjustments	(366)	(507)	141	(28)%
Same Store amortization of above/below market rents	(224)	(177)	(47)	27%
Same Store lease termination fees	(96)	(79)	(17)	22%

Same Store NOI(1)	$21,589	$20,656	$933	5%

(1)	See below for a reconciliation of property net operating income to net income.

	Three Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2022	2021
Net income attributable to Whitestone REIT	$3,915	$2,899
General and administrative expenses	4,832	5,672
Depreciation and amortization	7,889	7,340
Equity in earnings of real estate partnership(1)	(65)	(151)
Interest expense	6,816	6,142
Interest, dividend and other investment income	(13)	(31)
Provision for income taxes	112	100
Gain on sale of property from discontinued operations	—	—
Management fee, net of related expenses	31	83
Loss on sale or disposal of assets, net	7	48
NOI of real estate partnership (pro rata)(1)	723	1,003
Net income attributable to noncontrolling interests	60	47
NOI	$24,307	$23,152
Non-Same Store NOI (2)	(1,309)	(730)
NOI of real estate partnership (pro rata)(1)	(723)	(1,003)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	22,275	21,419
Same Store straight-line rent adjustments	(366)	(507)
Same Store amortization of above/below market rents	(224)	(177)
Same Store lease termination fees	(96)	(79)
Same Store NOI (3)	$21,589	$20,656

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended September 30, 2022 to the three months ended September 30, 2021, Non-Same Store includes properties acquired between July 1, 2021 and September 30, 2022 and properties sold between July 1, 2021 and September 30, 2022, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended September 30, 2022 to the three months ended September 30, 2021, Same Store includes properties owned before July 1, 2021 and not sold before September 30, 2022. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table provides a general comparison of our results of operations and other metrics for the nine months ended September 30, 2022 and 2021 (dollars in thousands, except per share and per OP unit amounts):

	Nine Months Ended September 30,
	2022	2021
Number of properties owned and operated	60	59
Aggregate GLA (sq. ft.)(1)	5,205,242	5,116,220
Ending occupancy rate - operating portfolio (1)	92%	90%
Ending occupancy rate	92%	90%

Total revenues	$104,503	$92,107
Total operating expenses	69,844	66,353
Total other expense	19,080	18,137
Income before equity investment in real estate partnership and income tax	15,579	7,617
Equity in earnings of real estate partnership	304	429
Provision for income tax	(313)	(274)
Income from continuing operations	15,570	7,772
Gain on sale of property from discontinued operations	—	1,833
Net income	15,570	9,605
Less: Net income attributable to noncontrolling interests	239	165
Net income attributable to Whitestone REIT	$15,331	$9,440

Funds from operations(2)	$40,325	$30,183
Property net operating income(3)	73,924	66,340
Distributions paid on common shares and OP units	17,312	14,311
Distributions per common share and OP unit	$0.3475	$0.3209
Distributions paid as a percentage of funds from operations	43%	47%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021, Same Store includes properties owned during the entire period from January 1, 2021 to September 30, 2022. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Revenue	2022	2021	Change	% Change
Same Store
Rental revenues (1)	$70,893	$66,287	$4,606	7%
Recoveries (2)	27,327	24,105	3,222	13%
Bad debt (3)	(594)	(489)	(105)	21%
Total rental	97,626	89,903	7,723	9%
Other revenues	635	764	(129)	(17)%
Same Store Total	98,261	90,667	7,594	8%

Non-Same Store and Management Fees
Rental revenues (4)	4,130	754	3,376	448%
Recoveries (4)	1,765	270	1,495	554%
Bad debt (4)	(21)	(11)	(10)	91%
Total rental	5,874	1,013	4,861	480%
Other revenues (4)	3	1	2	200%
Management fees	365	426	(61)	(14)%
Non-Same Store and Management Fees Total	6,242	1,440	4,802	333%

Total revenue	$104,503	$92,107	$12,396	13%

(1)

The Same Store rental revenues increase of $4,606,000 resulted from an increase of $2,143,000 from higher average leased square feet from 4,417,754 to 4,560,769, and an increase of $2,463,000 from higher average rent per leased square foot from $20.01 to $20.73. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of $435,000 and $482,000 for the nine months ended September 30, 2022 and 2021, respectively.

(2)

The Same Store recoveries revenue increase of $3,599,000 is primarily attributable to increases in operating and maintenance expenses. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic in 2021 and increased back to normal levels in 2022. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the nine months ended September 30, 2022 and 2021, Same Store bad debt includes an adjustment of $413,000 and $602,000, respectively, from cash basis accounting.

(4)	Non-Same Store rental revenue includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

Operating expenses. The primary components of operating expenses for the nine months ended September 30, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Operating Expenses	2022	2021	Change	% Change
Same Store
Operating and maintenance (1)	$18,031	$15,297	$2,734	18%
Real estate taxes	12,837	12,606	231	2%
Same Store total	30,868	27,903	2,965	11%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	751	103	648	629%
Real estate taxes (2)	1,030	181	849	469%
Affiliated company rents (3)	471	672	(201)	(30)%
Non-Same Store and affiliated company rents total	2,252	956	1,296	136%
Depreciation and amortization	23,661	21,458	2,203	10%
General and administrative (4)	13,063	16,036	(2,973)	(19)%
Total operating expenses	$69,844	$66,353	$3,491	5%

(1)

The $2,734,000 Same Store operating and maintenance cost increase included $907,000 in increased repair costs, $741,000 in increased labor costs, $516,000 in increased contract services costs, $430,000 in increased utilities costs, and $140,000 in increased other costs. Cost saving initiatives implemented by the Company in 2021 in response to the COVID-19 pandemic generally lowered operating and maintenance costs during nine months ended September 30, 2021. Operating and maintenance costs were closer to normal levels during the nine months ended September 30, 2022.

(2)	Non-Same Store rental expenses includes Lakeside Market (acquired on July 8, 2021) and Anderson Arbor (acquired on December 1, 2021).

(3)

Affiliated company rents are spaces that we lease from Pillarstone OP. Eight lease agreements were terminated on August 23, 2022, and the two remaining leases are scheduled to expire on January 31, 2023 and February 28, 2023.

(4)

The general and administrative expense decrease is attributable to decreases in share based compensation of $3,826,000 and $2,007,000 in payroll costs, offset by increased legal expenses of $2,303,000 and other G&A expenses of $557,000. The increases in legal and G&A expenses, and the decrease in payroll and share based compensation during the nine months ended September 30, 2022 compared to the prior year period primarily relate to previously disclosed leadership changes and associated litigations

Other expenses (income). The primary components of other expenses (income) for the nine months ended September 30, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Other Expenses (Income)	2022	2021	Change	% Change

Interest expense (1)	$19,111	$18,417	$694	4%
(Gain) loss on sale or disposal of assets, net	12	(177)	189	(107)%
Interest, dividend and other investment income	(43)	(103)	60	(58)%
Total other expense	$19,080	$18,137	$943	5%

(1)	The interest expense increase is attributable to rising interest rates. We expect interest expense to increase in the future due to rising interest rates. $147,000 of the increase in interest is attributable to extinguishment of debt costs for the nine months ended September 30, 2022.

Equity in earnings of real estate partnership. Our estimated equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $125,000 from $429,000 for the nine months ended September 30, 2021 to $304,000 for the nine months ended September 30, 2022. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Nine Months Ended September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Same Store (53 properties, excluding development land)
Property revenues
Rental	$97,626	$89,903	$7,723	9%
Management, transaction and other fees	635	764	(129)	(17)%
Total property revenues	98,261	90,667	7,594	8%

Property expenses
Property operation and maintenance	18,031	15,297	2,734	18%
Real estate taxes	12,837	12,606	231	2%
Total property expenses	30,868	27,903	2,965	11%

Total property revenues less total property expenses	67,393	62,764	4,629	7%

Same Store straight-line rent adjustments	(845)	(1,201)	356	(30)%
Same Store amortization of above/below market rents	(686)	(618)	(68)	11%
Same Store lease termination fees	(118)	(306)	188	(61)%

Same Store NOI(1)	$65,744	$60,639	$5,105	8%

(1)	See below for a reconciliation of property net operating income to net income.

	Nine Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2022	2021
Net income attributable to Whitestone REIT	$15,331	$9,440
General and administrative expenses	13,063	16,036
Depreciation and amortization	23,661	21,458
Equity in earnings of real estate partnership(1)	(304)	(429)
Interest expense	19,111	18,417
Interest, dividend and other investment income	(43)	(103)
Provision for income taxes	313	274
Gain on sale of property from discontinued operations	—	(1,833)
Management fee, net of related expenses	112	246
(Gain) loss on sale or disposal of assets, net	12	(177)
NOI of real estate partnership (pro rata)(1)	2,429	2,846
Net income attributable to noncontrolling interests	239	165
NOI	$73,924	$66,340
Non-Same Store NOI (2)	(4,102)	(730)
NOI of real estate partnership (pro rata)(1)	(2,429)	(2,846)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	67,393	62,764
Same Store straight-line rent adjustments	(845)	(1,201)
Same Store amortization of above/below market rents	(686)	(618)
Same Store lease termination fees	(118)	(306)
Same Store NOI (3)	$65,744	$60,639

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021, Non-Same Store includes properties acquired between January 1, 2021 and September 30, 2022 and properties sold between January 1, 2021 and September 30, 2022, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021, Same Store includes properties owned before January 1, 2021 and not sold before September 30, 2022. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (NAREIT) (“FFO”) and Normalized FFO

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

Normalized Funds from Operations (“Normalized FFO”) is a non-GAAP measure. We define Normalized FFO as FFO excluding extinguishment of debt costs.

Management uses FFO and Normalized FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  In addition, securities analysts, investors and other interested parties use FFO and Normalized FFO as the primary metric for comparing the relative performance of equity REITs.

FFO and Normalized FFO should not be considered as an alternative to net income or other measurements under GAAP, as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO and Normalized FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Although our calculation of FFO is consistent with that of NAREIT, there can be no assurance that FFO and Normalized FFO presented by us is comparable to similarly titled measures of other REITs.

Below are the calculations of FFO and Normalized FFO and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO (NAREIT) AND NORMALIZED FFO	2022	2021	2022	2021
Net income attributable to Whitestone REIT	$3,915	$2,899	$15,331	$9,440
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	7,846	7,305	23,534	21,353
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(2)	403	440	1,209	1,254
(Gain) loss on sale or disposal of assets, net	7	48	12	(177)
Gain on sale of property from discontinued operations	—	—	—	(1,833)
(Gain) loss on sale or disposal of properties or assets of real estate partnership (pro rata)	—	1	—	(19)
Net income attributable to noncontrolling interests	60	47	239	165
FFO (NAREIT)	12,231	10,740	40,325	30,183
Adjustments to reconcile to Normalized FFO:
Extinguishment of debt costs	147	—	147	—
Normalized FFO	$12,378	$10,740	$40,472	$30,183

(1)	Includes pro-rata share attributable to real estate partnership.

(2)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PROPERTY NET OPERATING INCOME	2022	2021	2022	2021
Net income attributable to Whitestone REIT	$3,915	$2,899	$15,331	$9,440
General and administrative expenses	4,832	5,672	13,063	16,036
Depreciation and amortization	7,889	7,340	23,661	21,458
Equity in earnings of real estate partnership(1)	(65)	(151)	(304)	(429)
Interest expense	6,816	6,142	19,111	18,417
Interest, dividend and other investment income	(13)	(31)	(43)	(103)
Provision for income taxes	112	100	313	274
Gain on sale of property from discontinued operations	—	—	—	(1,833)
Management fee, net of related expenses	31	83	112	246
(Gain) loss on sale or disposal of assets, net	7	48	12	(177)
NOI of real estate partnership (pro rata)(1)	723	1,003	2,429	2,846
Net income attributable to noncontrolling interests	60	47	239	165
NOI	$24,307	$23,152	$73,924	$66,340

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of September 30, 2022 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

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

During the nine months ended September 30, 2022, our cash provided by operating activities was $33,459,000 and our total distributions were $17,312,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $16,147,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On February 22, 2022, the Company announced an increase to its quarterly distribution to $0.12 per common share and OP unit, equal to a monthly distribution of $0.04, beginning with the April 2022 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of September 30, 2022, subject to any potential future paydowns in the borrowing base, we have $126.4 million remaining availability under the revolving credit facility.

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

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the three and nine months ended September 30, 2022, we did not sell shares under the equity distribution agreements. During the three months ended September 30, 2021, we sold 2,991,168 common shares under the 2019 equity distribution agreements, which provided for the issuance and sale of up to an aggregate of $100 million of the Company's common shares pursuant to our Registration Statement on Form S-3 (File No. 333-225007), with net proceeds to us of approximately $28.0 million. In connection with such sales, we paid compensation of approximately $426,000 to the sales agents. During the nine months ended September 30, 2021, we sold 6,016,148 common shares under the 2019 equity distribution agreements, with net proceeds to us of approximately $53.3 million. In connection with such sales, we paid compensation of approximately $812,000 to the sales agents.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $9,567,000 as of September 30, 2022, as compared to $15,914,000 on December 31, 2021.  The decrease of $6,347,000 during the nine months ended September 30, 2022 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $33,459,000 for the nine months ended September 30, 2022, compared to $31,703,000 for the nine months ended September 30, 2021;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $17,312,000 for the nine months ended September 30, 2022, compared to $14,311,000 for the nine months ended September 30, 2021;

•	Additions to real estate of $10,118,000 for the nine months ended September 30, 2022, compared to $6,058,000 for the nine months ended September 30, 2021;

•	Repurchase of common shares of $527,000 for the nine months ended September 30, 2022, compared to $678,000 for the nine months ended September 30, 2021;

•	Payments of notes payable of $2,705,000 for the nine months ended September 30, 2022, compared to $2,403,000 for the nine months ended September 30, 2021;

•	Net payments of credit facility $5,000,000 for the nine months ended September 30, 2022, compared to $25,000,000 for the nine months ended September 30, 2021; and

•	Payment of loan origination costs of $4,144,000 for the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2022	December 31, 2021
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note (1)	$—	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note (1)	—	165,000
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (2)	265,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,103	18,358
$20.2 million 4.28% Note, due June 6, 2023	17,485	17,808
$14.0 million 4.34% Note, due September 11, 2024	12,778	12,978
$14.3 million 4.34% Note, due September 11, 2024	13,585	13,773
$15.1 million 4.99% Note, due January 6, 2024	13,705	13,907
$2.6 million 5.46% Note, due October 1, 2023	2,250	2,289
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$1.8 million 3.15% Note, due November 28, 2022	349	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	114,500	119,500
Total notes payable principal	637,755	643,613
Less deferred financing costs, net of accumulated amortization	(617)	(771)
Total notes payable	$637,138	$642,842

(1)	Loan was fully paid off on September 16, 2022.

(2)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2028, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

Scheduled maturities of our outstanding debt as of September 30, 2022 were as follows (in thousands):

Year	Amount Due
2022 (remaining)	$1,104
2023	27,863
2024	63,573
2025	17,143
2026	131,643
Thereafter	396,429
Total	$637,755

On September 16, 2022 we, through our Operating Partnership, entered into an unsecured credit facility (the “2022 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Administrative Agent”), Truist Bank, as syndication agent, and BMO Capital Markets Corp., Truist Bank, Capital One, National Association, and U.S. Bank National Association, as co-lead arrangers and joint book runners. The 2022 Facility amended and restated the Company's previous unsecured revolving credit facility, dated January 31, 2019 (the "2019 Facility").

The 2022 Facility is comprised of the following three tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”);

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (“Term Loan”).

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term SOFR plus an applicable margin based upon our then existing leverage. As of September 30, 2022, the interest rate on the 2022 Revolver was 4.62%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus 1.55% through October 28, 2022

•	2.80% plus 1.55% from October 29, 2022 through January 31, 2024

•	3.42% plus 1.55% from February 1, 2024 through January 31, 2028

The 2022 Facility also has a pricing provision where the applicable margin can be adjusted by an aggregate 0.02% per annum based on the Company’s performance on certain sustainability performance targets. Base Rate means, for any day, the higher of: (a) the Administrative Agent’s prime commercial rate, (b) the sum of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York for such day, plus (ii) 0.50%, or (c) the sum of (i) Adjusted Term SOFR for a one-month tenor in effect on such day plus (ii) 1.10%.  Adjusted Term SOFR means, for any such day, the sum of (i) the SOFR-based term rate for the day two (2) business days prior and (ii) 0.10%.

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of September 30, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $126.4 millionremaining availability under the 2022 Revolver. As of September 30, 2022, $379.5 million was drawn on the 2022 Facility and our unused borrowing capacity was $135.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2022 Facility. The 2022 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2022 Facility contains certain financial covenants including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum other recourse debt to total asset value ratio of 0.15 to 1.00; and

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $449 million plus 75% of the net proceeds from additional equity offerings (as defined therein).

We serve as the guarantor for funds borrowed by the Operating Partnership under the 2022 Facility. The 2022 Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges, and maintenance of a minimum net worth. The 2022 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status.

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

As of September 30, 2022, our $157.9 million in secured debt was collateralized by seven properties with a carrying value of $243.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2022, we were in compliance with all loan covenants.

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

The following is a summary of the Company's capital expenditures for the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capital expenditures:
Tenant improvements and allowances	$2,266	$463	$6,880	$1,423
Developments / redevelopments	475	371	1,705	1,107
Leasing commissions and costs	831	632	2,127	2,360
Maintenance capital expenditures	1,206	1,725	2,558	3,528
Total capital expenditures	$4,778	$3,191	$13,270	$8,418

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

During the nine months ended September 30, 2022, we paid distributions to our common shareholders and OP unit holders of $17.3 million, compared to $14.3 million in the nine months ended September 30, 2021.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2021 and the nine months ended September 30, 2022 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2022
Third Quarter	$0.1200	$5,901	$0.1200	$88	$5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.3475	$17,049	$0.3475	$263	$17,312

2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

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

Fixed Interest Rate

As of September 30, 2022, $523.3 million, or approximately 82% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2022 of approximately 4.53% per annum with scheduled maturities ranging from 2022 to 2029. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $18.9 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2022, $114.5 million, or approximately 18% of our outstanding debt, was subject to floating interest rates of LIBOR plus 1.40% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.1 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation between the Company and Pillarstone REIT

On September 16, 2022, Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership, L.P. filed suit against the Company and certain of its subsidiaries (Whitestone TRS, Inc. and Whitestone REIT Operating Partnership, L.P.) along with certain of its executives (Peter Tropoli, Christine Mastandrea,  and David Holeman) in the District Court of Harris County, Texas, alleging claims relating to the limited partnership agreement between Pillarstone Capital REIT and Whitestone REIT Operating Partnership, as well as the termination of Management Agreements between Pillarstone Capital REIT Operating Partnership, L.P. and Whitestone TRS, Inc. The claimants seeks monetary relief in excess of $1,000,000 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

On September 8, 2022, the Company’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone to ensure that Whitestone’s right of redemption right is not impaired while the underlying dispute is being considered by the Court.

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

(c)

During the three months ended September 30, 2022, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	22,418	$11.23	N/A	N/A
August 1, 2022 - August 31, 2022	—	—	N/A	N/A
September 1, 2022 - September 30, 2022	—	—	N/A	N/A
Total	22,418	$11.23

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

10.1	Third Amended and Restate Credit Agreement, dated as of September 16, 2022, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 19, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information of the Registrant for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2022 and 2021 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, June 30 and September 30, 2022 and 2021 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	November 4, 2022	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2022	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)