Form 10-K
period 2022-12-31
Whitestone REIT
filed 2023-03-08
CIK 1175535

Table on Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐       Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the corrections of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $529,343,448.

As of March 1, 2023, the registrant had 49,424,019 common shares of beneficial interest, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2023 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.

WHITESTONE REIT

FORM 10-K

Year Ended December 31, 2022

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	the imposition of federal income taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;
•	uncertainties related to the national economy and the real estate industry, both in general and in our specific markets;
•	legislative or regulatory changes, including changes to laws governing REITs;
•

adverse economic or real estate developments or conditions in Texas or Arizona, Houston and Phoenix in particular, including the potential impact of a resurgence of COVID-19 or other public health emergencies on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

•	our current geographic concentration in the Houston and Phoenix metropolitan area makes us susceptible to local economic downturns;
•	natural disasters, such as floods and hurricanes, which may increase as a result of climate change may adversely affect our returns;
•	increasing focus by stakeholders on environmental, social and governance matters;
•	increases in interest rates, including as a result of inflation, operating costs or general and administrative expenses;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	decreases in rental rates or increases in vacancy rates;
•	harm to our reputation, ability to do business and results of operations as a result of improper conduct by our employees, agents or business partners;
•	litigation risks;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;
•	geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine;
•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow; and
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all.

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

We are internally managed and, as of December 31, 2022, we wholly-owned a real estate portfolio of 57 properties that meet our Community Centered Property® strategy containing approximately 5.1 million square feet of gross leasable area (“GLA”), located in Texas, Arizona and Illinois.  Our consolidated property portfolio has a gross book value of approximately $1.2 billion and book equity, including noncontrolling interests, of approximately $424 million as of December 31, 2022.

Further, as of December 31, 2022, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also managed the day-to-day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

◦

Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. As of December 31, 2022, we wholly-owned 14 properties in Houston, nine properties in Dallas-Fort Worth, three properties in San Antonio, five properties in Austin, 25 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

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

•

Prudent Management of Capital Structure. Of our 57 properties, we currently have 50 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of debt, net of cash, to undepreciated book value of real estate assets, including our proportional share of real estate from our unconsolidated real estate partnership, that is at or less than 60%. As of December 31, 2022, our ratio of debt, net of cash, to undepreciated book value of real estate assets was 50%.

•

Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2022, we owned a 98.6% interest in the Operating Partnership.

As of December 31, 2022, we wholly-owned a real estate portfolio consisting of 57 properties located in three states.  The aggregate occupancy rate of our portfolio was 94% based on GLA as of December 31, 2022.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2022, our total revenues were approximately $139.4 million.

Additionally, we, through our equity-method investment in Pillarstone, owned a majority interest in eight properties located in Dallas and Houston, Texas. The aggregate occupancy rate of the Pillarstone properties was approximately 56% based on GLA as of December 31, 2022.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 11.0% of our total revenues for the year ended December 31, 2022. BLVD also accounted for 16.0% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2022.

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

Human Capital

We believe that our people are the heart of our culture, philosophy and strategy. Our employees are in direct contact with our tenants and the communities we serve. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. Employee engagement is critical to our long term success, so employees’ performance are reviewed annually. Key employees are provided with equity incentives to align their interests with those of our shareholders. Every Whitestone associate is encouraged to be an owner.

As of December 31, 2022, we had 75 full-time employees.

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

Employee Retention and Training: We conduct individual annual employee reviews that focus on goal setting as well as informal sessions with associates and executive team members. We created the Real Estate Executive Development program for associates that wish to continue their career and expand their knowledge of Whitestone REIT and real estate. Selected associates are chosen on an annual basis to participate in the program. In addition, for associates that wish to continue their education, whether it be receiving a Bachelors, MBA, or specialized certification, we will help to reimburse a portion of the fees for the program in accordance with Company policy. We also conduct a variety of trainings on an annual basis from OSHA and Safety Regulations to Anti-Harassment Training to ensure we are up-to-date on the most recent standards and regulations.

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

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements with respect to meetings of our shareholders, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.  We have also made available on our website copies of our Environmental, Social, and Governance ("ESG") Report, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Corporate Governance Guidelines, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy.  In the event of any changes to these documents, revised copies will also be made available on our website. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

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

We depend on our tenants to operate their businesses in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the COVID-19 pandemic affected customers’ willingness to frequent some of our tenants’ businesses, which has impacted and may continue to impact their ability to fulfill their obligations to us in the event of a resurgence of COVID-19 or the rise of a variant of the virus. Although the negative impact of the COVID-19 pandemic appears to be much improved, with most tenant businesses operating at pre-pandemic levels, for certain categories of our tenants, such as dry cleaners and fitness tenants, the negative impact of COVID-19 was more severe and the recovery is still in progress. Cash flow generated by the businesses of certain tenants may not be sufficient for such tenants to meet their obligations to us and in some cases we may need to secure replacement tenants. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness and make distributions to our shareholders could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationships with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms.

Inflation may adversely affect our financial condition and results of operations.

Inflation has become a growing concern. Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Continued inflation could also result in further increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions but would also increase the borrowing costs associated with our existing or any future variable rate debt, to the extent such rates are not effectively hedged or fixed, or any future debt that we incur.

Disruption in capital markets could adversely impact acquisition activities and pricing of real estate assets.

Volatility or other disruption in capital markets could adversely affect our access to or the cost of debt and equity capital, which could adversely affect our acquisition and other investment activities. Disruptions could include price volatility or decreased demand in equity markets, further increasing interest rates, tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. As a result, we may not be able to obtain favorable equity and debt financing in the future or at all. This may impair our ability to acquire properties at favorable returns or adversely affect our returns on investments in development and re-development projects, which may adversely affect our results of operations and distributions to shareholders. Turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2022, 24% and 45% of our GLA was located in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area were to experience an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted.

The COVID-19 pandemic has in the past and may continue to materially and adversely impact and disrupt our business, financial condition, results of operations and cash flows. Any future outbreak of any COVID-19 variants or any other highly infectious or contagious disease could have a similar impact.

The continued impact of COVID-19, including any resurgences or the rise of any variants of the virus, future pandemics or other health crises may heighten other risks discussed herein, which could adversely affect our business, financial condition, results of operations, cash flows and market value. A worsening of the COVID-19 pandemic or outbreaks of other highly infectious diseases could materially and adversely affect us, particularly if business conditions, the regulatory environment or the public health situation returns to that experienced during the height of the COVID-19 pandemic. These types of health crises may impact our business in the following ways:

•	closures of, or other operational issues at, our properties resulting from government or tenant action;
•

changes in consumer behavior in favor of e-commerce, which could result in reduced economic brick-and-mortar retail activity impacting our tenants' ability to meet their rental and other obligations to us in full or at all;

•	the ability of our tenants who have been granted rent deferrals to timely pay deferred rent;
•	any inability to renew leases or lease vacant space on favorable terms, or at all;
•	tenant bankruptcies;
•	liquidity issues resulting from reduced cash flows from operations;
•	negative impacts to the credit and/or capital markets making it difficult to access capital on favorable terms or at all;
•	impairment in value of our tangible or intangible assets;
•

a general decline in business activity and demand for real estate transactions adversely affecting our ability to grow our portfolio of properties, dispose of non-core properties and service our indebtedness;

•	supply chain disruptions adversely affecting our tenants' operations, as well as general labor shortages; and
•	impacts on the health of our personnel and a disruption in the continuity of our business.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline. The extent to which a resurgence of COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We lease our properties to approximately 1,500 tenants and leases for approximately 10% to 20% of our GLA expire annually. Each year we face the risk of non-renewal of a significant percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2022, approximately 30% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2024. We are subject to the risk that:

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

We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts provide early focus on expiring leases, and have generally been effective in producing lease renewals prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally, including rising interest rates, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. If any of these risks materialize, our rental revenue, operating expenses and results of operations could be adversely affected.

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

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial conditions of some retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, health and safety concerns and increasing online consumer purchases.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. We have experienced cyber-attacks, and while to date none of these incidents have been material to our operations, we expect to continue to face such threats in the future. We employ a number of measures to prevent, detect and mitigate these threats, but especially in light of increasingly sophisticated techniques used in cybersecurity attacks, there is no guarantee such efforts will be successful in preventing future cyber-attacks where we cannot fully anticipate, detect, repel, or implement fully effective preventative measures. In addition, cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors that we collect in the ordinary course of our business. Laws and expectations relating to data protection and privacy vary by jurisdiction and continue to evolve, and we believe increased regulation in additional jurisdictions is likely to develop in the future. For example, the California Consumer Privacy Act (CCPA) that went into effect on January 1, 2020, as amended to include additional privacy protection for consumers by the California Privacy Rights Act (CPRA) that went into effect on January 1, 2023, requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. A cyber-attack or our ability or perceived inability to comply with regulations related to cybersecurity and/or data protection and privacy could materially and adversely affect the efficiency of our business operations, which in turn could have a material adverse effect on our reputation, competitiveness and results of operations.

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

Loss of our key management could adversely affect performance and the value of our common shares.

We are dependent on the efforts of our key management. Although we believe qualified replacement could be found for any departures of key executives, the loss of their services could adversely affect our performance and the value of our common shares.

The Pillarstone REIT shareholder rights plan could adversely impact the value of our investment in Pillarstone OP.

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

As set forth in the Amended and Restated Limited Partnership Agreement of Pillarstone OP, dated as of December 8, 2016 (the “Pillarstone Partnership Agreement”), we have the contractual right to have our limited partnership interests in Pillarstone redeemed at our discretion. However, upon receipt of a redemption notice, Pillarstone OP has the option to pay the applicable redemption price in cash, based on the market value of Pillarstone REIT common shares, or in Pillarstone REIT common shares.

To the extent we seek to have our partnership units in Pillarstone OP redeemed and Pillarstone OP elects to pay the applicable redemption price in Pillarstone REIT common shares (and such shares represent 5% or more of the outstanding common shares of Pillarstone REIT), the Rights could become exercisable. To the extent the Rights are exercised as a result of our Pillarstone OP units being redeemed for Pillarstone REIT common shares, our ownership interest in Pillarstone REIT would be significantly diluted, which could adversely impact the value of our investment in Pillarstone OP. Because Pillarstone REIT seeks to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement due to Pillarstone REIT’s alleged (i) breach of the Pillarstone Partnership Agreement, (ii) breach of its fiduciary duty as general partner of Pillarstone OP to Whitestone OP, and (iii) breach of the implied covenant of good faith and fair dealing under the Pillarstone Partnership Agreement. The lawsuit seeks rescission and voiding of the Pillarstone Rights Agreement; a declaration that the Pillarstone Rights Agreement is unenforceable, invalid, and of no force and effect; an order permanently enjoining enforcement of the Pillarstone Rights Agreement; an award of monetary damages; and broad restrictions on Pillarstone REIT’s ability to conduct its business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions.

On September 8, 2022, the Company’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court. While we do not believe the overall impact of the Pillarstone Rights Agreement on the carrying value of our investment in Pillarstone OP is material, we cannot reasonably estimate a range of possible loss at this time.

Risk associated with the Kroger acquisition of Albertsons.

On October 14, 2022, Kroger Co. ("Kroger") announced its intention to acquire Albertsons Companies, Inc. ("Albertsons"). In connection with obtaining the regulatory clearance necessary to close the transaction, Albertsons company is prepared to establish a subsidiary to be spun off to Albertsons' shareholders.  The subsidiary is anticipated by Kroger to comprise 100 to 375 stores.  As of December 31, 2022, Whitestone REIT had 5 grocers owned by Albertsons.  Whitestone REIT has no knowledge as to whether any of the Albertsons' stores currently leasing from Whitestone REIT will be part of Albertsons' subsidiary or if spinoff and the merger will clear the necessary regulatory hurdles in order to close.

Risks Associated with Our Indebtedness and Financing

Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could adversely affect our ability to grow, our interest cost and our results of operations.

Turbulence in the United States credit markets have in the past, and may in the future impact liquidity in the debt markets, making financing terms for borrowers less attractive, and may result in the unavailability of various types of debt financing. Reductions in our available borrowing capacity, or inability to refinance our revolving credit facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. In addition, we mortgage many of our properties to secure payment of indebtedness. If we are not successful in refinancing our mortgage debt upon maturity, then the property could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties upon disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our ability to grow, financial condition, interest cost, results of operations, cash flow and ability to make distributions to our shareholders.

Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates continue to increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders.

Our failure to hedge effectively against interest rate changes may adversely affect results of operations.

We currently have mortgages that bear interest at variable rates, and we may incur additional variable rate debt in the future. Accordingly, further increases in interest rates on variable rate debt will continue to increase our interest expense, which could reduce net earnings and cash available for payment of our debt obligations and distributions to our shareholders.

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2022, we had fixed rate hedges on $265 million of our variable rate unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $103.5 million as of December 31, 2022. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

As of December 31, 2022, we had outstanding indebtedness, net of cash, of $619.8 million, including, through our Operating Partnership, $100.0 million aggregate principal amount of the Notes (as defined below) and $368.5 million drawn on the 2022 Facility (as defined below). As of December 31, 2022, our unused borrowing capacity under our 2022 Facility was $146.4 million. Obligations under the Notes and the 2022 Facility are guaranteed by the Company and certain subsidiary guarantors. Our current debt agreements, including the agreements governing the Notes and the 2022 Facility, contain, and any future debt agreements may contain, a number of restrictive and financial covenants that impose significant operating and financial constraints on us. Such restrictive covenants may significantly limit our ability to:

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

We may also incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2022, we had approximately $157.5 million of mortgage debt secured by seven of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

The discontinuation and replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

In September 2022, we, through our Operating Partnership, amended and restated our unsecured credit facility (the “2022 Facility”) to include, among other things, a replacement rate for LIBOR. These changes could result in interest obligations that are slightly more than or do not otherwise correlate exactly over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form and there can be no assurances as to what other alternative base rates may be and whether SOFR or any other such base rate will be more or less favorable than LIBOR or if there will be any other unforeseen impacts of the discontinuation of LIBOR. The Company is monitoring the developments with respect to the phasing out of LIBOR after 2021 and working with its lenders to ensure the transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR on its financial condition.

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

We structured our Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify our Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of our OP units. If the Internal Revenue Service were to assert successfully that our Operating Partnership is a “publicly traded partnership,” and substantially all of its gross income did not consist of the specified types of passive income, the Code would treat our Operating Partnership as an association taxable as a corporation.

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

One of the factors that may influence the price of our common shares will be the dividend distribution rate on the common shares (as a percentage of the price of our common shares) relative to market interest rates. If market interest rates continue to rise, prospective purchasers of shares of our common shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our common shares, which would reduce the demand for, and result in a decline in the market price of, our common shares.

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

World financial markets have, from time to time, experienced significant disruption. Our results of operations may be sensitive to changes in overall economic conditions that impact tenants of our properties or tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, further increasing interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. In addition, financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events, or as a result of recent uncertainty regarding legislative and regulatory shifts relating to, among other things, taxation and trade, and which could adversely affect our tenants and our business in general. For example, a general reduction in consumer spending and the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, if financial and macroeconomic conditions deteriorate, or if financial markets experience significant disruption, it could have a significant adverse effect on our cash flows, profitability, results of operations and the trading price of our common shares.

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

Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;

•	continuing deterioration of the brick-and-mortar retail industry;

•	over-building in our markets;

•	a reduction in rental income as the result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;

•	changes in general economic conditions or economic conditions in our markets;

•	a taking of any of our properties by eminent domain;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•	acts of God, such as hurricanes, earthquakes or floods, health and safety epidemics, and other uninsured losses;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent debt capital, which may render the sale of a property difficult or unattractive; and

•	periods of high interest rates, inflation or tight money supply.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General

As of December 31, 2022, we wholly-owned 57 commercial properties, including 14 properties in Houston, nine properties in Dallas-Fort Worth, three properties in San Antonio, five properties in Austin, 25 properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.2% of our total revenues for the year ended December 31, 2022.

Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2022:

Average
		Average	Annualized Base	Annualized Base
		Occupancy as of	Rental Revenue	Rental Revenue
Commercial Properties	GLA	12/31/2022	(in thousands) (1)	Per Sq. Ft. (2)
Whitestone	5,060,899	94%	$102,373	$21.52

(1)

Calculated as the tenant’s actual December 31, 2022 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2022. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with Generally Accepted Accounting Principles ("GAAP"), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2022 equaled approximately $249,000 for the month ended December 31, 2022.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2022. Excludes vacant space as of December 31, 2022.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 11.0% of our total revenues for the year ended December 31, 2022. BLVD also accounted for 16.0% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2022.

As of December 31, 2022, approximately $157.5 million of our total debt of $626.0 million was secured by seven of our properties with a combined net book value of $243.1 million.

Location of Properties

Of our 57 wholly-owned properties, 14 are located in the greater Houston metropolitan statistical area.  These properties represent 24% of our revenue for the year ended December 31, 2022. An additional 25 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 41% of our revenue for the year ended December 31, 2022.

According to the United States Census Bureau, Houston and Phoenix ranked fifth and tenth, respectively, in the largest United States metropolitan statistical areas as of December 31, 2021. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2022.

	July	Aug.	Sept.	Oct.	Nov.	Dec
National (1)	3.5%	3.7%	3.5%	3.7%	3.6%	3.5%
Houston (2)	4.8%	4.6%	4.2%	4.1%	4.0%	3.9%	(P)
Phoenix (2)	3.3%	3.4%	3.5%	3.5%	3.0%	2.7%	(P)

(1)	Seasonally adjusted.
(2)	Not seasonally adjusted.
(P)	Represents preliminary estimates.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2022.

Whitestone REIT and Subsidiaries
Property Details
As of December 31, 2022

						Average
				Percent	Annualized Base	Base Rental	Average Net Effective
		Year Built/	Gross Leasable	Occupied at	Rental Revenue	Revenue Per	Annual Base Rent Per
Community Name	Location	Renovated	Square Feet	12/31/2022	(in thousands) (1)	Sq. Ft. (2)	Leased Sq. Ft. (3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	81%	$816	$13.87	$17.28
Anderson Arbor	Austin	2001	89,746	99%	2,007	22.59	24.83
Anthem Marketplace	Phoenix	2000	113,293	89%	1,597	15.84	15.78
Anthem Marketplace Phase II	Phoenix	2019	6,853	100%	241	35.17	33.85
BLVD Place	Houston	2014	216,944	97%	9,124	43.36	44.03
The Citadel	Phoenix	2013	28,547	94%	514	19.15	19.01
City View Village	San Antonio	2005	17,870	100%	573	32.06	31.28
Dana Park Pad	Phoenix	2002	12,000	100%	321	26.75	28.92
Davenport Village	Austin	1999	128,934	99%	3,653	28.62	27.99
Eldorado Plaza	Dallas	2004	219,287	100%	3,524	16.07	16.18
Fountain Hills	Phoenix	2009	111,289	94%	1,708	16.33	16.24
Fountain Square	Phoenix	1986	118,209	91%	1,913	17.78	17.45
Fulton Ranch Towne Center	Phoenix	2005	120,575	97%	2,257	19.30	19.05
Gilbert Tuscany Village	Phoenix	2009	49,415	100%	1,053	21.31	20.84
Heritage	Dallas	2006	70,431	96%	1,639	24.24	24.20
HQ Village	Dallas	2009	89,134	97%	2,656	30.72	30.79
Keller Place	Dallas	2001	93,541	95%	1,031	11.60	11.48
Kempwood Plaza	Houston	1974	91,302	95%	1,303	15.02	16.05
La Mirada	Phoenix	1997	147,209	92%	3,368	24.87	25.09
Lakeside Market	Dallas	2000	162,649	91%	3,773	25.49	26.38
Las Colinas	Dallas	2000	104,919	96%	2,914	28.93	29.52
Lion Square	Houston	1980	117,592	98%	1,951	16.93	19.74
The MarketPlace at Central	Phoenix	2012	111,130	99%	1,153	10.48	9.99
Market Street at DC Ranch	Phoenix	2003	244,888	99%	5,684	23.45	25.30
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	94%	1,828	16.38	16.46
Paradise Plaza	Phoenix	1983	125,898	92%	1,566	13.52	13.58
Parkside Village North	Austin	2005	27,045	100%	879	32.50	31.76
Parkside Village South	Austin	2012	90,101	100%	2,571	28.53	28.90
Pinnacle of Scottsdale	Phoenix	1991	113,108	97%	2,591	23.62	23.08
Pinnacle Phase II	Phoenix	2017	27,063	100%	859	31.74	30.41
The Promenade at Fulton Ranch	Phoenix	2007	98,792	79%	1,167	14.95	13.94
Providence	Houston	1980	90,327	96%	1,161	13.39	13.24
Quinlan Crossing	Austin	2012	109,892	95%	2,604	24.94	26.03
Seville	Phoenix	1990	90,042	93%	2,806	33.51	33.39
Shaver	Houston	1978	21,926	94%	356	17.27	17.22
Shops at Pecos Ranch	Phoenix	2009	78,767	100%	1,948	24.73	25.20
Shops at Starwood	Dallas	2006	55,385	100%	1,818	32.82	33.46
The Shops at Williams Trace	Houston	1985	132,991	95%	2,257	17.86	19.70
Spoerlein Commons	Chicago	1987	41,455	98%	736	18.12	19.20
Starwood Phase II	Dallas	2016	35,351	90%	1,215	38.19	35.86
The Strand at Huebner Oaks	San Antonio	2000	73,920	100%	1,808	24.46	24.30
SugarPark Plaza	Houston	1974	95,032	97%	1,324	14.36	14.93
Sunridge	Houston	1979	49,359	73%	600	16.65	16.76
Sunset at Pinnacle Peak	Phoenix	2000	41,530	96%	809	20.29	20.22
Terravita Marketplace	Phoenix	1997	102,733	99%	1,454	14.30	13.94
Town Park	Houston	1978	43,526	96%	1,005	24.05	24.77

Whitestone REIT and Subsidiaries

Property Details

As of December 31, 2022

Village Square at Dana Park	Phoenix	2009	323,026	85%	6,410	23.35	24.72
Westchase	Houston	1978	44,398	87%	621	16.08	16.21
Williams Trace Plaza	Houston	1983	129,222	91%	2,539	21.59	22.14
Windsor Park	San Antonio	2012	196,458	97%	2,005	10.52	10.82
Woodlake Plaza	Houston	1974	106,169	60%	1,049	16.47	15.92
Total/Weighted Average - Whitestone Properties			5,000,653	94%	100,759	21.44	21.89

Development Properties:
Lake Woodlands Crossing	Houston	2018	60,246	89%	1,614	30.10	32.45
Total/Weighted Average - Development Properties			60,246	89%	1,614	30.10	32.45
Land Held for Development:
BLVD Phase II-B	Houston	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Land Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average - Whitestone Properties			5,060,899	94%	$102,373	21.52	21.99

(1)

Calculated as the tenant’s actual December 31, 2022 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2022. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2022 equaled approximately $249,000 for the month ended December 31, 2022.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2022. Excludes vacant space as of December 31, 2022.

(3)

Represents (i) the contractual base rent for leases in place as of December 31, 2022, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2022.

(4)	As of December 31, 2022, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2022, based upon consolidated annualized rental revenues at December 31, 2022.

		Annualized Rental	Percentage of Total
		Revenue	Annualized Base Rental
Tenant Name	Location	(in thousands)	Revenues (1)	Initial Lease Date	Year Expiring

Whole Foods Market	Houston	$2,247	2.2%	9/3/2014	2035
Albertsons Companies, Inc. (2)	Austin, Houston and Phoenix	2,214	2.2%	5/8/1991, 7/1/2000, 4/1/2014, 4/1/2014 and 10/19/16	2024, 2025, 2025, 2026 and 2034
Frost Bank	Houston	2,027	2.0%	7/1/2014	2024
Newmark Real Estate of Houston LLC	Houston	1,285	1.3%	10/1/2015	2026
Bashas' Inc. (3)	Phoenix	1,010	1.0%	10/9/2004 and 4/1/2009	2024 and 2029
Fitness Alliance, LLC	Houston	971	1.0%	11/29/2022	2038
Walgreens & Co. (5)	Houston and Phoenix	955	0.9%	11/14/1982, 11/2/1987, 8/24/1996 and 11/3/1996	2027, 2027, 2049 and 2056
Verizon Wireless (4)	Houston and Phoenix	949	0.9%	8/16/1994, 2/1/2004, 1/27/2006 and 5/1/2014	2023, 2024, 2024 and 2038
Alamo Drafthouse Cinema	Austin	740	0.7%	2/1/2012	2031
Wells Fargo & Company (7)	Phoenix	625	0.6%	10/24/1996 and 4/16/1999	2023 and 2027
Dollar Tree (6)	Houston and Phoenix	537	0.5%	8/10/1999, 6/29/2001, 11/8/2009, and 12/17/2009	2025, 2025, 2026 and 2027
Total Wine	Houston	512	0.5%	11/27/2018	2029
Paul's Ace Hardware	Phoenix	490	0.5%	3/1/2008	2033
Kroger Co.	Dallas	483	0.5%	12/15/2000	2027
Regus Corporation	Houston	469	0.5%	5/23/2014	2025
		$15,514	15.3%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2022 for each applicable tenant multiplied by 12.

(2)

As of December 31, 2022, we had five leases with the same tenant occupying space at properties located in Phoenix, Houston and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $1,047,000, which represents approximately 1.0% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $44,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2026, was $344,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2025, was $353,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2025, was $425,000, which represents approximately 0.4% of our total annualized base rental revenue.

(3)

As of December 31, 2022, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $281,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $729,000, which represents approximately 0.7% of our total annualized base rental revenue

(4)

As of December 31, 2022, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on August 16, 1994, and is scheduled to expire in 2038, was $23,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on January 27, 2006, and is scheduled to expire in 2023, was $138,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 1, 2004, and is scheduled to expire in 2024, was $38,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 1, 2014, and is scheduled to expire in 2024, was $749,000, which represents approximately 0.7% of our total annualized rental revenue.

(5)

As of December 31, 2022, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2049, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $189,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2027, was $190,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.3% of our total annualized rental revenue.

(6)

As of December 31, 2022, we had four leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2025, was $88,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2025, was $118,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2026, was $175,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $156,000, which represents approximately 0.2% of our total annualized base rental revenue.

(7)

As of December 31, 2022, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 24, 1996, and is scheduled to expire in 2027, was $151,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 16, 1999, and is scheduled to expire in 2023, was $474,000, which represents approximately 0.5% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2022
	Number of	Approximate	Percent of	Amount	Percent of
Year	Leases	Square Feet	Total	(in thousands)	Total
2023	444	724,986	14.3%	$14,920,771	14.6%
2024	223	796,603	15.7%	17,128,443	16.7%
2025	230	833,840	16.5%	16,407,861	16.0%
2026	156	526,397	10.4%	11,763,934	11.5%
2027	175	585,685	11.6%	13,087,078	12.8%
2028	87	359,257	7.1%	7,674,148	7.5%
2029	44	243,194	4.8%	5,113,615	5.0%
2030	30	90,498	1.8%	2,821,942	2.8%
2031	25	127,524	2.5%	3,458,066	3.4%
2032	27	119,566	2.4%	2,743,398	2.7%
Total	1,441	4,407,550	87.1%	$95,119,256	93.0%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of March 1, 2023, we had 49,424,019 common shares of beneficial interest outstanding held by a total of 812 shareholders of record.

On March 1, 2023, the closing price of our common shares reported on the NYSE was $9.37 per share.

Our current quarterly distribution target is $0.12 per share, however, our future payment of distributions, if any, will be at the discretion of our board of trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the terms and conditions of our Note Agreement, and other factors that our board of trustees deems relevant. For more discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Distributions."

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

Not Applicable.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”), the Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) Equity REITs Index (“FTSE NAREIT Equity REITs Index”), and to the FTSE NAREIT Equity Shopping Centers Index from December 31, 2017 to December 31, 2022. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index, the FTSE NAREIT Equity REITs Index and the FTSE NAREIT Equity Shopping Centers Index was $100 at December 31, 2017, and all dividends were reinvested. The closing price of our common shares on December 30, 2017 (on which the graph is based) was $14.41. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

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

As of December 31, 2022, we wholly-owned 57 commercial properties consisting of:

Consolidated Operating Portfolio

•

51 properties that meet our Community Centered Properties® strategy; and containing approximately 5.0 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $958.5 million; and

Redevelopment, New Acquisitions Portfolio

•

one wholly owned property, Lake Woodlands Crossing, that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $11.7 million.

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $20.5 million.

As of December 31, 2022, we had an aggregate of 1,477 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.2% of our total revenues for the year ended December 31, 2022.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 321 new and renewal leases during 2022, totaling 932,529square feet and $118.3 million in total lease value.

We employed 75 full-time employees as of December 31, 2022.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of December 31, 2022, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also managed the day-to-day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022.

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

Refer to “Item 1A - Risk Factors” in this Annual Report on Form 10-K for additional information.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $ 139,421,000 for the year ended December 31, 2022 as compared to $ 125,365,000 for the year ended December 31, 2021, an increase of $ 14,056,000, or 11%.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the years ending December 31, 2022 and 2021, were bad debt adjustments of $0.6 million and $0.1 million, respectively, and a straight-line rent reserve adjustments of $0.3 million and $0.9 million, respectively, related to credit loss for the conversion of 80 and 59 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2022, approximately 30% of our GLA was subject to leases that expire prior to December 31, 2024.  Over the last three years, we have renewed expiring leases with respect to approximately 70% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Property Acquisitions and Dispositions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy, primarily in and around Phoenix, Chicago, Dallas-Fort Worth, San Antonio and Houston.  We may acquire properties in other high growth cities in the future. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery and restaurants as well as medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

Property Acquisitions.

 On December 21, 2022, we acquired Lake Woodlands Crossing, a property that meets our Community Centered Property® strategy, for $22.5 million in cash and net prorations. Lake Woodlands Crossing, a 60,246 square foot property, was 89.3% leased at the time of purchase and is located in The Woodlands, Texas.

On December 2, 2022 we acquired Dana Park Pad, a property that meets our Community Centered Property® strategy, for $4.9 million in cash and net prorations. Dana Park Pad, a 12,000 square foot property, was 100% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona.

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

On November 30, 2022, we completed the sale of Pima Norte, located in Carefree, Arizona, for $3.3 million. We recorded a loss on sale of $4.0 million.

On November 21, 2022, we completed the sale of Spoerlein Commons Pad, located in Buffalo Grove, Illinois, for $2.2 million. We recorded a gain on sale of $0.7 million.

On November 16, 2022, we completed the sale of Desert Canyon, located in Scottsdale, Arizona, for $9.3 million. We recorded a gain on sale of $5.1 million.

On November 14, 2022, we completed the sale of Gilbert Tuscany Village Hard Corner, located in Scottsdale, Arizona, for $2.5 million. We recorded a gain on sale of $0.8 million.

On November 10, 2022, we completed the sale of South Richey, located in Houston, Texas, for $13.1 million. We recorded a gain on sale of $9.9 million.

On October 31, 2022, we completed the sale of Bissonnet Beltway Plaza, located in Houston, Texas, for $5.4 million. We recorded a gain on sale of $4.4 million.

We have not included 2022 sold properties in discontinued operations as they did not meet the definition of discontinued operations.

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

As of December 31, 2022, we owned approximately 81.4% of the total outstanding Pillarstone OP Units, which we account for under the equity method. See Note 4 Investment in Real Estate Partnership to the accompanying consolidated financial statements for more information on our accounting treatment of our investment in Pillarstone OP.

Leasing Activity

As of December 31, 2022, we wholly-owned 57 properties with 5,060,899 square feet of GLA, which were approximately 94% occupied. The following is a summary of the Company’s leasing activity for the year ended December 31, 2022:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	177	497,469	4.0	$2.05	$20.87	$19.26	16.5%
New Leases	43	87,381	6.0	12.44	25.49	23.97	16.8%
Total	220	584,850	4.3	$3.60	$21.56	$19.96	16.6%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	201	558,843	4.1	$2.64	$21.45
New Leases	120	373,686	8.5	23.02	20.39
Total	321	932,529	5.9	$10.81	$21.02

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

During the year ended December 31, 2022, our cash provided from operating activities was $44.4 million and our total dividends and distributions paid were $23.3 million. Therefore, we had cash flow from operations in excess of distributions of approximately $21.1 million. The 2022 Facility included a $250 million unsecured borrowing capacity under a revolving credit facility. The 2022 Facility also included an accordion feature that allowed the Operating Partnership to increase the borrowing capacity by $200 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2022 Facility will provide adequate capital for our distributions, working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. As of December 31, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $146.4 million remaining availability under the revolving credit facility.

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

Cash and Cash Equivalents

We had cash and cash equivalents and restricted cash of approximately $6,355,000 at December 31, 2022, as compared to $15,914,000 at December 31, 2021.  The decrease of $9,559,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $44,431,000 for the year ended December 31, 2022 compared to cash flow from operations of $47,040,000 for the year ended December 31, 2021;

•	Net proceeds from sale of properties of $33,723,000 compared to $0;

Uses of Cash

•	Acquisition of real estate of $16,992,000 compared to $81,588,000;

•	Acquisition of ground lease of $9,786,000 compared to $0;

•	Payment of dividends and distributions to common shareholders and OP unit holders of $23,304,000 compared to $19,651,000;

•	Additions to real estate of $13,659,000 compared to $9,642,000;

•	Payments of notes payable of $3,468,000 compared to $3,261,000;

•	Repurchase of common shares of $537,000 compared to $691,000;

•	Net payment of credit facility of $16,000,000 compared to $0;

•	Payment of loan originations cost of $3,632,000 compared to $0; and

•	Payment of exchange offering cost of $335,000 compared to $63,000.

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

We have used and anticipate using net proceeds from common shares issued pursuant to the 2022 equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

	December 31,
Description	2022	2021
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note (1)	$—	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note (1)	—	165,000
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (2)	265,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,016	18,358
$20.2 million 4.28% Note, due June 6, 2023	17,375	17,808
$14.0 million 4.34% Note, due September 11, 2024	12,709	12,978
$14.3 million 4.34% Note, due September 11, 2024	13,520	13,773
$15.1 million 4.99% Note, due January 6, 2024	13,635	13,907
$2.6 million 5.46% Note, due October 1, 2023	2,236	2,289
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%(3)	—	119,500
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	103,500	—
Total notes payable principal	625,991	643,613
Less deferred financing costs, net of accumulated amortization	(564)	(771)
Total notes payable	$625,427	$642,842

(1)	Loan was fully paid off on September 16, 2022.

(2)

Promissory note includes an interest rate swap that fixed the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(3)	Line of credit was paid off on September 16, 2022

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

On December 16, 2022, Whitestone REIT (the “Company”) and its operating partnership, Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), amended its Note Purchase and Guarantee Agreement originally executed on  March 22, 2019 (the “Existing Note Agreement”), pursuant to the terms and conditions of an Amendment No. 1 to Note Purchase and Guaranty Agreement, dated as of December 16, 2022 (the Existing Note Purchase Agreement, as so amended, the “Amended Note Agreement”), by and among the Company and the Operating Partnership, together with certain subsidiary guarantors as initial guarantor parties thereto and The Prudential Insurance Company of America and the various other purchasers named therein.

Neither the term of the Existing Note Agreement, the interest rate, nor the principal amounts, were amended. The purpose of the amendment is to conform certain covenants and defined terms contained in the Amended Note Agreement with the Company’s recently amended unsecured credit facility with the lenders party thereto, Bank of Montreal, as administrative agent, Truist Bank, as syndication agent, and BMO Capital Markets Corp., Truist Bank, Capital One, National Association, and U.S. Bank National Association, as co-lead arrangers and joint book runners.

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

The Note Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type and substantially similar to the Operating Partnership’s existing senior revolving credit facility, including limitations on liens, incurrence of investments, acquisitions, loans and advances and restrictions on dividends and certain other restricted payments. In addition, the Note Agreement contains certain financial covenants substantially similar to the Operating Partnership’s existing senior revolving credit facility, including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum secured recourse debt to total asset value ratio of 0.15 to 1.00;

•

maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of 75% of the Company's total net worth as of December 31, 2021 plus 75% of the net proceeds from additional equity offerings (as defined therein); and

•	minimum adjusted property NOI to implied unencumbered debt service ratio of 1.50 to 1.00.

In addition, the Note Agreement contains a financial covenant requiring that maximum unsecured indebtedness not exceed the ratio of unsecured indebtedness to unencumbered asset pool of 0.60 to 1.00. That covenant is substantially similar to the borrowing base concept contained in the Operating Partnership’s existing senior revolving credit facility.

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

On September 16, 2022, we, through our Operating Partnership, entered into an unsecured credit facility (the “2022 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Administrative Agent”), Truist Bank, as syndication agent, and BMO Capital Markets Corp., Truist Bank, Capital One, National Association, and U.S. Bank National Association, as co-lead arrangers and joint book runners. The 2022 Facility amended and restated the Company's previous unsecured revolving credit facility, dated January 31, 2019 (the “2019 Facility”).

The 2022 Facility is comprised of the following two tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”);

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (“Term Loan”).

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our then existing leverage. As of December 31, 2022, the interest rate on the 2022 Revolver was 5.79%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of December 31, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $146.4 million remaining availability under the 2022 Revolver. As of December 31, 2022, $368.5 million was drawn on the 2022 Facility and our unused borrowing capacity was $146.4 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

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

The 2022 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. If an event of default occurs and is continuing under the 2022 Facility, the lenders may, among other things, terminate their commitments under the 2022 Facility and require the immediate payment of all amounts owed thereunder.

As of December 31, 2022, our $157.5 million in secured debt was collateralized by seven properties with a carrying value of $243.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of December 31, 2022, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2022 were as follows (in thousands):

Year	Amount Due
2023	$28,204
2024	63,573
2025	17,143
2026	120,643
2027	97,143
Thereafter	299,285
Total	$625,991

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

The following is a summary of the Company’s capital expenditures, excluding property acquisitions, for the years ended December 31 (in thousands):

	2022	2021
Capital expenditures:
Tenant improvements and allowances	$7,897	$3,306
Developments / redevelopments	2,944	2,081
Leasing commissions and costs	3,068	3,016
Maintenance capital expenditures	2,818	4,255
Total capital expenditures	$16,727	$12,658

Contractual Obligations

As of December 31, 2022, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
					More than
		Less than 1	1 - 3 years	3 - 5 years	5 years
Consolidated Contractual Obligations	Total	year (2023)	(2024 - 2025)	(2026 - 2027)	(after 2027)
Long-Term Debt - Principal	$625,991	$28,204	$80,716	$217,786	$299,285
Long-Term Debt - Fixed Interest	101,004	23,393	40,899	34,398	2,314
Long-Term Debt - Variable Interest (1)	17,992	4,798	9,596	3,598	—
Unsecured credit facility - Unused commitment fee (2)	1,373	366	732	275	—
Operating Lease Obligations	136	65	70	1	—
Finance Lease Obligations	3,087	60	125	129	2,773
Total	$749,583	$56,886	$132,138	$256,187	$304,372

(1)

As of December 31, 2022, we had one loan totaling $103.5 million which bore interest at a floating rate. The variable interest rate payments are based on SOFR plus 1.60% and a 10 basis point spread adjustment which reflects our new interest rates under our 2022 Facility. The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month SOFR as of December 31, 2022, of 4.31%.

(2)

The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2022 balance of $368.5 million.

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

On February 10, 2021, the Company announced an increase to its quarterly distribution to $0.1075 per common share and OP units, equal to a monthly distribution of $0.035833, beginning with the March 2021 distribution. On February 22, 2022, the Company announced an increase to its quarterly distribution to 0.12 per commons share and OP unit, equal to a monthly distribution of $0.04, beginning with the April 2022 distribution.

During 2022, we paid distributions to our common shareholders and OP unit holders of $23.3 million, compared to $19.7 million in 2021.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2022 and 2021:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2022
Fourth Quarter	$0.1200	$5,909	$0.1200	$83	$5,992
Third Quarter	0.1200	5,901	0.1200	88	5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.4675	$22,958	$0.4675	$346	$23,304

2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

Summary of Critical Accounting Policies and Estimates

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

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP paid us management fees for property management, leasing and day-to-day advisory and administrative services. Their obligations were satisfied over time. Pillarstone OP was billed monthly and typically paid quarterly. Revenues were governed by the Management Agreements (as defined in Note 4 to our accompanying consolidated financial statements). The management agreement was terminated on August 18, 2022. Additionally, we recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Equity Method. In accordance with Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2022, approximately $ 455,000 and $ 281,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2021, approximately $414,000 and $291,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2020, approximately $481,000 and $306,000 in interest expense and real estate taxes, respectively, were capitalized.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases, the value of the ground lease and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt. The Company also utilizes valuations from independent real estate appraisal firms.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 43 years for improvements and buildings.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, we determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2022.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2022 and 2021, we had an allowance for uncollectible accounts of $13.8 million and $14.9 million, respectively. For the years ending December 31, 2022, 2021 and 2020, we recorded an adjustment to rental revenue in the amount of $1.2 million, $(0.1) million and $5.6 million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2022 and 2021, was a bad debt adjustment of $0.6 million and $0.1 million, respectively, and a straight-line rent reserve adjustment of $0.3 million and $0.9 million, respectively, related to credit loss for the conversion of 80 and 59 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2022, 2021 and 2020, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $579.7 million and $643.6 million as compared to the book value of approximately $626.0 million and $643.6 million as of December 31, 2022 and 2021, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0.1 million and $0.1 million as compared to the book value of approximately $0.1 million and $0.1 million as of December 31, 2022 and 2021, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2022 and 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2022, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2022, we consider our cash flow hedges to be highly effective.

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

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We have elected this option and adopted ASU 2020-04 and ASU 2021-01 effective September 2022. There was no material impact on the Company's consolidated financial statement as a result of adopting this guidance.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table provides a general comparison of our results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Number of properties owned and operated	57	60
Aggregate GLA (sq. ft.)(1)	5,000,653	5,205,966
Ending occupancy rate - operating portfolio (1)	94%	92%
Ending occupancy rate	94%	91%

Total revenues	$139,421	$125,365
Total operating expenses	93,068	90,897
Total other expense	10,370	24,272
Income before equity investment in real estate partnership and income tax	35,983	10,196
Equity in earnings of real estate partnership	239	609
Provision for income tax	(422)	(385)
Income from continuing operations	35,800	10,420
Gain on sale of property from discontinued operations	—	1,833
Net income	35,800	12,253
Less: Net income attributable to noncontrolling interests	530	205
Net income attributable to Whitestone REIT	$35,270	$12,048

Funds from operations(2)	$52,193	$40,705
Property net operating income(3)	99,261	90,207
Distributions paid on common shares and OP units	23,304	19,651
Distributions per common share and OP unit	$0.4675	$0.4283
Distributions paid as a percentage of funds from operations	45%	48%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a non-GAAP metric, to net income, see “Funds From Operations” below.

(3)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Property Net Operating Income” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the year ended December 31, 2022 to the year ended December 31, 2021, Same Stores include properties owned during the entire period from January 1, 2021 to December 31, 2022. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Revenue	2022	2021	Change	% Change
Same Store
Rental revenues (1)	$93,330	$86,846	$6,484	7%
Recoveries (2)	34,919	31,378	3,541	11%
Bad debt (3)	(993)	101	(1,094)	(1083)%
Total rental	127,256	118,325	8,931	8%
Other revenues	842	875	(33)	(4)%
Same Store Total	128,098	119,200	8,898	7%

Non-Same Store and Management Fees
Rental revenues (4)	7,783	4,013	3,770	94%
Recoveries (4)	3,324	1,550	1,774	114%
Bad debt (4)	(163)	(11)	(152)	1382%
Total rental	10,944	5,552	5,392	97%
Other revenues (4)	20	45	(25)	(56)%
Management fees	359	568	(209)	(37)%
Non-Same Store and Management Fees Total	11,323	6,165	5,158	84%

Total revenue	$139,421	$125,365	$14,056	11%

(1)

The Same Store tenant rent increase of $6,484,000 resulted from an increase of $2,571,000 from the increase in the average leased square feet to 4,396,387 from 4,269,952, and by the increase of $3,913,000 from the average rent per leased square foot increasing from $20.34 to $21.23. Included in the average rent per leased square feet mentioned above are Same Store rental revenue decreases of $281,000 and $865,000 from straight-line rent write offs during the years ended December 31, 2022 and December 31, 2021, respectively, as a result of converting 80 and 59 tenants, respectively, to cash basis accounting.

(2)

The Same Store recoveries revenue increase of $3,541,000 is primarily attributable to increases in operating and maintenance expenses. Operating expenses generally decreased as a result of cost saving initiatives during the COVID-19 pandemic in 2021 and increased back to normal levels in 2022. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the year ended December 30, 2022 and 2021, Same Store bad debt includes an adjustment of $570,000 and $142,000, respectively, from cash basis accounting.

(4)

Non-Same Store rental revenue includes Lakeside Market (acquired on July 8, 2021), Anderson Arbor (acquired on December 1, 2021), Dana Park Pad (acquired on December 2, 2022), Lake Woodlands Crossing (acquired on December 21. 2022), Bissonnet/Beltway (sold on October 31, 2022), South Richey (sold on November 10, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), and Pima Norte (sold on November 30, 2022).

Operating expenses. The primary components of operating expenses for the year ended December 31, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Operating Expenses	2022	2021	Change	% Change
Same Store
Operating and maintenance (1)	$23,226	$20,427	$2,799	14%
Real estate taxes	15,878	15,912	(34)	(0)%
Same Store total	39,104	36,339	2,765	8%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	1,991	1,234	757	61%
Real estate taxes (2)	1,729	850	879	103%
Affiliated company rents (3)	471	899	(428)	(48)%
Non-Same Store and affiliated company rents total	4,191	2,983	1,208	40%
Depreciation and amortization (2)	31,707	28,950	2,757	10%
General and administrative (4)	18,066	22,625	(4,559)	(20)%
Total operating expenses	$93,068	$90,897	$2,171	2%

(1)

The $2,799,000 increase in Same Store operating and maintenance costs included $1,014,000 in increased repairs, $553,000 in increased labor, $485,000 in increased contract services, $440,000 in increased utilities, $276,000 in increased insurance costs, $31,000 in other costs.

(2)

Non-Same Store operating and maintenance and real estate taxes includes Lakeside Market (acquired on July 8, 2021), Anderson Arbor (acquired on December 1, 2021), Dana Park Pad (acquired on December 2, 2022), Lake Woodlands Crossing (acquired on December 21. 2022), Bissonnet/Beltway (sold on October 31, 2022), South Richey (sold on November 10, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), and Pima Norte (sold on November 30, 2022).

(3)

Affiliated company rents are spaces that we lease from Pillarstone OP. Eight lease agreements were terminated on August 23, 2022, and the two remaining leases are scheduled to expire on January 31, 2023 and February 28, 2023.

(4)

The general and administrative expense decrease is attributable to $1,516,000 in increased legal expenses, $227,000 in professional fees, $175,000 in contract labor, and $321,000 in other costs, offset by decreases from $2,338,000 in payroll costs and $4,460,000 in share-based compensation. The increase in legal expenses, and the decrease in payroll and share based compensation during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily relate to leadership changes and associated litigations.

Other expenses (income). The primary components of other expenses (income) for the year ended December 31, 2022 and 2021 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Other Expenses (Income)	2022	2021	Change	% Change

Interest expense (1)	$27,193	$24,564	$2,629	11%
Gain on sale of properties, net (2)	(16,950)	(266)	(16,684)	6272%
Loss on disposal of assets, net	192	90	102	113%
Interest, dividend and other investment income	(65)	(116)	51	(44)%
Total other expense	$10,370	$24,272	$(13,902)	(57)%

(1)

The $2,629,000 increase in interest expense is attributable to a increase in our effective interest rate to 4.07% for the year ended December 31, 2022 as compared to 3.71% for the year ended December 31, 2021, resulting in a $2,319,000 increase in interest expense, and an increase in our average outstanding notes payable balance of $4,389,000 that resulted in $163,000 in increased interest expense. Amortization of loan fees increased interest expense by $3,000 for the year ended December 31, 2022 as compared to the year ended December 31, 2021.  The interest expense increase is attributable to rising interest rates. We expect interest expense to increase in the future due to rising interest rates. $147,000 of the increase in interest is attributable to extinguishment of debt costs for the year ended December 31, 2021.

(2)

On October 31, 2022, we completed the sale of Bissonnet Beltway Plaza, located in Houston, Texas, for $5.4 million. We recorded a gain on sale of $4.4 million.

On November 10, 2022, we completed the sale of South Richey, located in Houston, Texas, for $13.1 million. We recorded a gain on sale of $9.9 million.

On November 14, 2022, we completed the sale of Gilbert Tuscany Village Hard Corner, located in Scottsdale, Arizona, for $2.5 million. We recorded a gain on sale of $0.8 million.

On November 16, 2022, we completed the sale of Desert Canyon, located in Scottsdale, Arizona, for $9.3 million. We recorded a gain on sale of $5.1 million.

On November 21, 2022, we completed the sale of Spoerlein Commons Pad, located in Buffalo Grove, Illinois, for $2.2 million. We recorded a gain on sale of $0.7 million.

On November 30, 2022, we completed the sale of Pima Norte, located in Carefree, Arizona, for $3.3 million. We recorded a loss on sale of $4.0 million.

During the year ended December 31, 2021, we recognized a $0.3 million gain in connection with the sale of a retail building we completed on November 19, 2016. In 2016, we provided seller-financing for the retail building, Webster Pointe, and deferred the seller-financed portion of the gain until the principal payments were received. The purchaser of the building paid the remaining principal balance of $0.3 million during 2021. As of December 31, 2022, we have recognized all of the deferred gains associated with the retail building.

Equity in earnings of real estate partnership. Our estimated equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $370,000 from $609,000 for the year ended December 31, 2021 to $239,000 for the year ended December 31, 2022. Please refer to Note 4 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Gain on sale of property from discontinued operations. During the year ended December 31, 2021, we recognized a $1.8 million gain in connection with the sale of three office buildings we completed on December 31, 2014. We provided seller-financing for the office buildings, Zeta, Royal Crest and Featherwood, and deferred the gain until principal payments on the seller-financed loans were received. The purchaser of the office buildings paid the remaining principal balance of $1.8 million during 2021. As of December 31, 2022, we have recognized all the deferred gains associated with the three office buildings.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Same Store (48 properties, excluding development land)
Property revenues
Rental	$127,256	$118,325	$8,931	8%
Management, transaction and other fees	842	875	(33)	(4)%
Total property revenues	128,098	119,200	8,898	7%

Property expenses
Property operation and maintenance	23,226	20,427	2,799	14%
Real estate taxes	15,878	15,912	(34)	(0)%
Total property expenses	39,104	36,339	2,765	8%

Total property revenues less total property expenses	88,994	82,861	6,133	7%

Same Store straight-line rent adjustments	(1,181)	(1,371)	190	(14)%
Same Store amortization of above/below market rents	(949)	(832)	(117)	14%
Same Store lease termination fees	(135)	(280)	145	(52)%

Same Store NOI(1)	$86,729	$80,378	$6,351	8%

(1)	See below for a reconciliation of property net operating income to net income.

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2022	2021
Net income attributable to Whitestone REIT	$35,270	$12,048
General and administrative expenses	18,066	22,625
Depreciation and amortization	31,707	28,950
Equity in earnings of real estate partnership(1)	(239)	(609)
Interest expense	27,193	24,564
Interest, dividend and other investment income	(65)	(116)
Provision for income taxes	422	385
Gain on sale of property from continuing operations	(16,950)	(266)
Gain on sale of property from discontinued operations	—	(1,833)
Management fee, net of related expenses	112	331
(Gain) loss on sale or disposal of assets, net	192	90
NOI of real estate partnership (pro rata)(1)	3,023	3,833
Net income attributable to noncontrolling interests	530	205
NOI	$99,261	$90,207
Non-Same Store NOI (2)	(7,244)	(3,513)
NOI of real estate partnership (pro rata)(1)	(3,023)	(3,833)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	88,994	82,861
Same Store straight-line rent adjustments	(1,181)	(1,371)
Same Store amortization of above/below market rents	(949)	(832)
Same Store lease termination fees	(135)	(280)
Same Store NOI (3)	$86,729	$80,378

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2022 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

(2)

We define “Non-Same Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the twelve months ended December 31, 2022 to the twelve months ended December 31, 2021, Non-Same Stores include properties acquired between January 1, 2021 and December 31, 2022 and properties sold between January 1, 2021 and December 31, 2022, but not included in discontinued operations.

(3)

We define “Same Stores” as properties that have been owned during the entire period being compared. For purposes of comparing the twelve months ended December 31, 2022 to the twelve months ended December 31, 2021, Same Stores include properties owned before January 1, 2021 and not sold before December 31, 2022. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For a discussion and comparison of the results of our operations for the year ended December 31, 2021 with the year ended December 31, 2020, refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022.

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

Normalized Funds from Operations (“Normalized FFO”) is a non-GAAP measure. We define Normalized FFO as FFO excluding extinguishment of debt costs and gain on loan forgiveness.

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

Below are the calculations of FFO and Normalized FFO and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO (NAREIT) AND NORMALIZED FFO	2022	2021	2020
Net income attributable to Whitestone REIT	$35,270	$12,048	$6,034
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	31,538	28,806	28,096
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	1,613	1,674	1,673
Loss on disposal of assets, net	192	90	542
Gain on sale of property from continuing operations, net	(16,950)	(266)	(178)
Gain on sale of property from discontinued operations	—	(1,833)	—
Loss (gain) on sale or disposal of properties or assets of real estate partnership (pro rata) (2)	—	(19)	91
Net income attributable to noncontrolling interests	530	205	117
FFO (NAREIT)	$52,193	$40,705	$36,375

Early debt extinguishment costs	147	—	—
Gain on loan forgiveness	—	—	(1,734)
Normalized FFO	$52,340	$40,705	$34,641

(1)	Includes pro-rata share attributable to real estate partnership.

(2)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2022 have not been made available to us, we have estimated depreciation and amortization and loss (gain) on sale or disposal of properties or assets of real estate partnership based on the information available to us at the time of this report.

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2022	2021	2020
Net income attributable to Whitestone REIT	$35,270	$12,048	$6,034
General and administrative expenses	18,066	22,625	21,303
Depreciation and amortization	31,707	28,950	28,303
Equity in earnings of real estate partnership(1)	(239)	(609)	(921)
Interest expense	27,193	24,564	25,770
Interest, dividend and other investment income	(65)	(116)	(278)
Provision for income taxes	422	385	379
Gain on sale of property from continuing operations	(16,950)	(266)	(178)
Gain on sale of property from discontinued operations	—	(1,833)	—
Management fee, net of related expenses	112	331	334
Loss on disposal of assets, net	192	90	542
Gain on loan forgiveness	—	—	(1,734)
NOI of real estate partnership (pro rata)(1)	3,023	3,833	4,232
Net income attributable to noncontrolling interests	530	205	117
NOI	$99,261	$90,207	$83,903

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2022 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

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

Off-Balance Sheet Arrangements

Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 4 to the accompanying consolidated financial statements for information related to our guarantees of our real estate partnership’s debt as of December 31, 2022 and 2021.

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

Fixed Interest Rate Debt

As of December 31, 2022, $522.5 million, or approximately 83%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2022 of approximately 5.12% per annum with expirations ranging from 2022 to 2029 (see Note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an$18.9 million decline or increase in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2022, $103.5 million, or approximately 17%, of our outstanding debt was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $1.0 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2022, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of material weakness discussed above.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2023 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2023 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2022:

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants and rights		warrants and rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	1,739,465	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	1,739,465

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

The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2023 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2023 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2023 Annual Meeting of Shareholders.

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

Item 16. Form 10-K Summary.

None.

Exhibit No.	Description

1.1	Form of Distribution Agreement (previously filed as and incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed September 9, 2022)

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020)

3.1.9	Articles Supplementary for Series A Preferred Shares (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 15, 2020)

3.2.1	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 24, 2020)

3.2.2

Amendment No. 1 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2022)

3.2.3	Amendment No. 2 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2022)

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended

4.2.1	Rights Agreement, dated May 14, 2020, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed as and incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 15, 2020)

4.2.2	First Amendment to Rights Agreement, dated April 21, 2021, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed as and incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on April 23, 2021)

4.2.3	Second Amendment to Rights Agreement, dated February 7, 2022, between Whitestone REIT and American Stock Transfer Trust, LLC, as Rights Agent (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on February 11, 2022)

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

10.6	OP Unit Purchase Agreement, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 9, 2016)

10.7	Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed December 9, 2016)

10.8+	2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 12, 2017)

10.9	Second Amendment and Restated Credit Agreement, dated as of January 31, 2019, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et all., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 6, 2019)

10.10	Third Amended and Restated Credit Agreement, dated as of September 16, 2022, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 19, 2022).

10.11

Note and Guarantee Agreement, dated March 22, 2019, among Whitestone REIT Operating Partnership, L.P. and Whitestone REIT, the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2019).

10.12	First Amendment to Note Purchase and Guaranty Agreement, dated December 16, 2022, by and among Whitestone REIT Operating Partnership, L.P. and Whitestone REIT, the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2022).

10.13+	Form of Restricted Common Share Unit Award Agreement (Time-Vested) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020).

10.14+	Form of Restricted Common Share Unit Award Agreement (Performance-Vested) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020).

10.15	Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and David K. Holeman (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 27, 2022).

10.16	Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Christine Mastandrea (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 27, 2022)

10.17	Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and J. Scott Hogan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 27, 2022).

10.18	Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Peter A Tropoli (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 27, 2022).

10.19	Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Soklin “Michelle” Siv (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 27, 2022).

10.20+	Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

10.21+	Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

Exhibit No.	Description

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information of the Registrant for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2022 (unaudited) and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020 (unaudited), (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT

Date:	March 8, 2023	By:	/s/ David K. Holeman
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

March 8, 2023	/s/ David K. Holeman
David K. Holeman, CEO
(Principal Executive Officer)

March 8, 2023	/s/ John S. Hogan
John S. Hogan, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 8, 2023	/s/ David F. Taylor
David F. Taylor, Chairman

March 8, 2023	/s/ Nandita Berry
Nandita Berry, Trustee

March 8, 2023	/s/ Jeffrey A. Jones
Jeffrey A. Jones, Trustee

March 8, 2023	/s/ Paul T. Lambert
Paul T. Lambert, Trustee

March 8, 2023	/s/ Amy S. Feng
Amy S. Feng, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Whitestone REIT:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index to Consolidated Financial Statements at Item 15 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment Assessment of Real Estate Assets and Investment in Real Estate Partnership

As described in Note 2 to the Consolidated Financial Statements, management reviews properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, management determines if an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. Actual results could differ from estimates supporting the Company’s impairment analysis. If management’s analysis indicates an impairment, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2022, the Company had $1 billion in real estate assets, net of accumulated depreciation, and $35 million of investment in real estate partnership, with no impairment recognized for the year ended December 31, 2022.

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

Our testing procedures to address this critical audit matter included the following:

•

testing the design and operating effectiveness of the Company’s internal control over financial reporting applicable to management’s impairment assessment, including controls pertaining to management’s estimates supporting the impairment analysis;

•	evaluating the methodology used by management in its impairment analysis;

•	evaluating the accuracy of occupancy rates used by management in its impairment analysis;

•	recalculating individual property net operating income using audited account balances;

•	evaluating inputs used for undiscounted cash flow assessment, including consideration of occupancy rates and individual property net operating income, as discussed above;

•	evaluating management's analysis of market trends and identification of properties requiring further assessment;

•	evaluating the use of a specialist for property valuation in accordance with Auditing Standard (“AS”) 1105;

•	evaluating market and fair value data used by management; and

•	evaluating the Company’s assessment of the potential impact of the Pillarstone REIT rights agreement on the value of the Company’s investment in real estate partnership.

Acquisitions of Real Estate Assets

As described in Note 2 to the Consolidated Financial Statements, management allocates the purchase price of acquired properties to land, buildings and improvements, identifiable intangible assets, and to be acquired liabilities based on respective fair values at the time of purchase. Management determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. During the year ended December 31, 2022, the Company acquired Dana Park Pad and Lake Woodlands Crossing for $4.9 million and $22.5 million, respectively, in cash and net prorations.

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

Our testing procedures to address this critical audit matter included the following:

•

testing the design and operating effectiveness of the Company’s internal control over financial reporting applicable to management’s purchase price allocation, including controls pertaining to management’s estimates supporting the purchase price allocation;

•	evaluating the methodology used by management in its purchase price allocation;

•	evaluating the consistency of the purchase price allocation with acquisition documents, payment transactions, and other supporting information; and

•	evaluating the use of a specialist for property valuation and purchase price allocation in accordance with AS 1105.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditors since 2002.

Houston, Texas

March 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Whitestone REIT:

Opinion on Internal Control over Financial Reporting

We have audited Whitestone REIT and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows of the Company, and our report dated March 8, 2023, expressed an unqualified opinion.

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

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 8, 2023

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Real estate assets, at cost
Property	$1,199,041	$1,196,919
Accumulated depreciation	(208,286)	(190,333)
Total real estate assets	990,755	1,006,586
Investment in real estate partnership	34,826	34,588
Cash and cash equivalents	6,166	15,721
Restricted cash	189	193
Escrows and acquisition deposits	12,827	11,323
Accrued rents and accounts receivable, net of allowance for doubtful accounts	25,570	22,395
Receivable due from related party	1,377	847
Unamortized lease commissions, legal fees and loan costs	12,697	8,442
Prepaid expenses and other assets(1)	7,838	1,995
Finance lease right-of-use assets	10,522	—
Total assets	$1,102,767	$1,102,090

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$625,427	$642,842
Accounts payable and accrued expenses(2)	36,154	45,777
Payable due to related party	1,561	997
Tenants' security deposits	8,428	8,070
Dividends and distributions payable	6,008	5,366
Finance lease liabilities	735	—
Total liabilities	678,313	703,052
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,422,716 and 49,144,153 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	49	48
Additional paid-in capital	624,785	623,462
Accumulated deficit	(212,366)	(223,973)
Accumulated other comprehensive income (loss)	5,980	(6,754)
Total Whitestone REIT shareholders' equity	418,448	392,783
Noncontrolling interest in subsidiary	6,006	6,255
Total equity	424,454	399,038
Total liabilities and equity	$1,102,767	$1,102,090

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2022	2021
(1) Operating lease right of use assets (net)	$124	$222
(2) Operating lease liabilities	$129	$231

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2022	2021	2020

Revenues
Rental(1)	$138,200	$123,877	$115,084
Management, transaction, and other fees	1,221	1,488	2,831
Total revenues	139,421	125,365	117,915

Operating expenses
Depreciation and amortization	31,707	28,950	28,303
Operating and maintenance	25,688	22,560	20,563
Real estate taxes	17,607	16,762	18,015
General and administrative	18,066	22,625	21,303
Total operating expenses	93,068	90,897	88,184

Other expenses (income)
Interest expense	27,193	24,564	25,770
Gain on sale of properties, net	(16,950)	(266)	(178)
Loss on disposal of assets, net	192	90	542
Gain on loan forgiveness	—	—	(1,734)
Interest, dividend and other investment income	(65)	(116)	(278)
Total other expenses	10,370	24,272	24,122

Income before equity investment in real estate partnership and income tax	35,983	10,196	5,609

Equity in earnings of real estate partnership	239	609	921
Provision for income tax	(422)	(385)	(379)
Income from continuing operations	35,800	10,420	6,151

Gain on sale of property from discontinued operations	—	1,833	—
Income from discontinued operations	—	1,833	—

Net income	35,800	12,253	6,151

Less: Net income attributable to noncontrolling interests	530	205	117

Net income attributable to Whitestone REIT	$35,270	$12,048	$6,034

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.72	$0.23	$0.14
Income from discontinued operations attributable to Whitestone REIT	—	0.03	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.72	$0.26	$0.14
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.71	0.22	$0.14
Income from discontinued operations attributable to Whitestone REIT	—	0.04	—
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.71	$0.26	$0.14

Weighted average number of common shares outstanding:
Basic	49,256	45,486	42,244
Diluted	49,950	46,336	42,990

Consolidated Statements of Comprehensive Income (Loss)

Net income	$35,800	$12,253	$6,151

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	12,925	7,803	(9,062)

Comprehensive income (loss)	48,725	20,056	(2,911)

Less: Net income attributable to noncontrolling interests	530	205	117
Less: Comprehensive income (loss) attributable to noncontrolling interests	191	130	(173)

Comprehensive income (loss) attributable to Whitestone REIT	$48,004	$19,721	$(2,855)

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
(1) Rental
Rental revenues	$101,113	$90,859	$87,291
Recoveries	38,243	32,928	33,442
Bad debt	(1,156)	90	(5,649)
Total rental	$138,200	$123,877	$115,084

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2019	41,492	$41	$554,816	$(204,049)	$(5,491)	$345,317	909	$7,781	$353,098
Exchange of noncontrolling interest OP units for common shares	136	1	1,161	—	—	1,162	(136)	(1,162)	—
Issuance of common shares under dividend reinvestment plan	11	—	89	—	—	89	—	—	89
Issuance of common shares - ATM Program, net of offering costs	171	—	2,241	—	—	2,241	—	—	2,241
Exchange offer costs	—	—	(43)	—	—	(43)	—	—	(43)
Repurchase of common shares (1)	(178)	—	(2,077)	—	—	(2,077)	—	—	(2,077)
Share-based compensation	759	—	6,063	—	—	6,063	—	—	6,063
Distributions	—	—	—	(17,794)	—	(17,794)	—	(340)	(18,134)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(8,889)	(8,889)	—	(173)	(9,062)
Reallocation of ownership percentage between parent and subsidiary	—	—	—	—	(20)	(20)	—	20	—
Net income	—	—	—	6,034	—	6,034	—	117	6,151
Balance, December 31, 2020	42,391	$42	$562,250	$(215,809)	$(14,400)	$332,083	773	$6,243	$338,326
Exchange of noncontrolling interest OP units for common shares	2	—	18	—	—	18	(2)	(18)	—
Issuance of common shares under dividend reinvestment plan	7	—	60	—	—	60	—	—	60
Issuance of common shares - ATM Program, net of offering costs	6,287	6	55,975	—	—	55,981	—	—	55,981
Exchange offer costs	—	—	(63)	—	—	(63)	—	—	(63)
Repurchase of common shares (1)	(78)	—	(691)	—	—	(691)	—	—	(691)
Share-based compensation	535	—	5,913	—	—	5,913	—	—	5,913
Distributions	—	—	—	(20,212)	—	(20,212)	—	(332)	(20,544)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	7,673	7,673	—	130	7,803
Reallocation of ownership percentage between parent and subsidiary	—	—	—	—	(27)	(27)	—	27	—
Net income	—	—	—	12,048	—	12,048	—	205	12,253
Balance, December 31, 2021	49,144	$48	$623,462	$(223,973)	$(6,754)	$392,783	771	$6,255	$399,038

See the accompanying notes to consolidated financial statements.

 Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2021	49,144	$48	$623,462	$(223,973)	$(6,754)	$392,783	771	$6,255	$399,038
Exchange of noncontrolling interest OP units for common shares	76	1	617	—	—	618	(76)	(618)	—
Issuance of common shares under dividend reinvestment plan	6	—	67	—	—	67	—	—	67
Exchange offer costs	—	—	(335)	—	—	(335)	—	—	(335)
Repurchase of common shares (1)	(48)	—	(537)	—	—	(537)	—	—	(537)
Share-based compensation	245	—	1,511	—	—	1,511	—	—	1,511
Distributions	—	—	—	(23,663)	—	(23,663)	—	(352)	(24,015)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	12,734	12,734	—	191	12,925
Net income	—	—	—	35,270	—	35,270	—	530	35,800
Balance, December 31, 2022	49,423	$49	$624,785	$(212,366)	$5,980	$418,448	695	$6,006	$424,454

(1)

During the years ended December 31, 2022, 2021 and 2020, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

 Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income from continuing operations	$35,800	$10,420	$6,151
Net income from discontinued operations	—	1,833	—
Net income	35,800	12,253	6,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,707	28,950	28,303
Amortization of deferred loan costs	1,100	1,096	1,113
Gain on sale of properties	(16,950)	(266)	(178)
Loss on disposal of assets	192	90	542
Gain on loan forgiveness	—	—	(1,734)
Bad debt	1,156	(90)	5,649
Share-based compensation	1,511	5,913	6,063
Equity in earnings of real estate partnership	(239)	(609)	(921)
Changes in operating assets and liabilities:
Escrows and acquisition deposits	(1,504)	(2,049)	(885)
Accrued rents and accounts receivable	(4,331)	704	(6,055)
Receivable due from related party	(530)	(512)	142
Distributions from real estate partnership	—	—	1,039
Unamortized lease commissions, legal fees and loan costs	(3,386)	(3,259)	(1,343)
Prepaid expenses and other assets	1,749	1,963	2,255
Accounts payable and accrued expenses	(2,766)	2,663	2,518
Payable due to related party	564	872	(182)
Tenants' security deposits	358	1,154	299
Net cash provided by operating activities	44,431	47,040	42,776
Cash flows from investing activities:
Acquisitions of real estate	(16,992)	(81,588)	—
Acquisition of ground lease	(9,786)	—	—
Additions to real estate	(13,659)	(9,642)	(7,362)
Proceeds from sales of properties	33,723	—	—
Proceeds from note receivable	—	—	922
Net cash used in investing activities	(6,714)	(91,230)	(6,440)
Net cash provided by investing activities of discontinued operations	—	1,833	—
Cash flows from financing activities:
Distributions paid to common shareholders	(22,958)	(19,320)	(25,203)
Distributions paid to OP unit holders	(346)	(331)	(511)
Proceeds from issuance of common shares, net of offering costs	—	55,981	2,241
Payments of exchange offer costs	(335)	(63)	(43)
Proceeds from bonds and notes payable	—	—	1,734
Net proceeds from (payments of) credit facility	(16,000)	—	10,000
Repayments of notes payable	(3,468)	(3,261)	(12,164)
Payments of loan origination costs	(3,632)	—	—
Repurchase of common shares	(537)	(691)	(2,077)
Net cash provided by (used in) financing activities	(47,276)	32,315	(26,023)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,559)	(10,042)	10,313
Cash, cash equivalents and restricted cash at beginning of period	15,914	25,956	15,643
Cash, cash equivalents and restricted cash at end of period (1)	$6,355	$15,914	$25,956

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,493	$23,685	$27,741
Cash paid for taxes	$366	$364	$353
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$454	$297	$88
Financed insurance premiums	$1,846	$1,712	$1,431
Value of shares issued under dividend reinvestment plan	$67	$60	$89
Value of common shares exchanged for OP units	$618	$18	$1,162
Change in fair value of cash flow hedge	$12,925	$7,803	$(9,062)
Reallocation of ownership percentage between parent and subsidiary	$—	$(27)	$(20)
Property received as termination fee	$—	$—	$251
Recognition of finance lease liabilities	$735	$—	$—

	December 31,
	2022	2021	2020
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,166	$15,721	$25,777
Restricted cash	189	193	179
Total cash, cash equivalents and restricted cash	$6,355	$15,914	$25,956

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2022, 2021 and 2020, we owned 57, 60, and 58 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of December 31, 2022, these properties consist of:

Consolidated Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•

one wholly owned property, Lake Woodlands Crossing, that meets our Community Centered Properties® containing approximately 0.1 million square feet of GLA and having total carrying amounts (net of accumulated depreciation) of $11.7 million.

•	five parcels of land held for future development.

As of December 31, 2022, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also managed the day-to-day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2022, 2021 and 2020, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

Equity Method. In accordance with Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

As of December 31, 2022, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA. We own 81.4% of the total outstanding units of Pillarstone OP. We also managed the day-to-day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1.5 million, $5.9 million and $6.1 million in share-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

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
December 31, 2022

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2022 and 2021 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2022, approximately $ 455,000 and $ 281,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2021, approximately $ 414,000 and $ 291,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2020, approximately $481,000 and $306,000 in interest expense and real estate taxes, respectively, were capitalized.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases, the value of the ground lease and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt. The Company also utilizes valuations from independent real estate appraisal firms.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 43 years for improvements and buildings.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, we determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2022.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2022 and 2021, we had an allowance for uncollectible accounts of $13.8 million and $14.9 million, respectively. For the years ending December 31, 2022, 2021 and 2020, we recorded an adjustment to rental revenue in the amount of $1.2 million, $(0.1) million and $5.6 million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2022 and 2021, was a bad debt adjustment of $0.6 million and $0.1 million, respectively, and a straight-line rent reserve adjustment of $0.3 million and $0.9 million, respectively, related to credit loss for the conversion of 80 and 59 tenants, respectively, to cash basis revenue as a result of COVID-19 collectability analysis.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2022, 2021 and 2020, we recorded a margin tax provision of $0.4 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $579.7 million and $643.6 million as compared to the book value of approximately $626.0 million and $643.6 million as of December 31, 2022 and 2021, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0.1 million and $0.1 million as compared to the book value of approximately $0.1 million and $0.1 million as of December 31, 2022 and 2021, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2022 and 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2022, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2022, we consider our cash flow hedges to be highly effective.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. In  January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We have elected this option and adopted ASU 2020-04 and ASU 2021-01 effective September 2022. There was no material impact on the Company's consolidated financial statement as a result of adopting this guidance.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

3.  REAL ESTATE

As of December 31, 2022, we owned 57 commercial properties in the Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 5.1 million square feet of gross leasable area (“GLA”). Five of the 57 commercial properties are land parcels held for future development.

Property Acquisitions.

On December 21, 2022, we acquired Lake Woodlands Crossing, a property that meets our Community Centered Property® strategy, for $22.5 million in cash and net prorations. Lake Woodlands Crossing, a 60,246 square foot property, was 89.3% leased at the time of purchase and is located in The Woodlands, Texas.

On December 2, 2022 we acquired Dana Park Pad, a property that meets our Community Centered Property® strategy, for $4.9 million in cash and net prorations. Dana Park Pad, a 12,000 square foot property, was 100% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona.

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

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended December 31, 2022, 2021 and 2020 were acquired on January 1, 2020. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Total revenues	$142,047	$133,175	$128,091
Net income	$36,512	$13,205	$6,981
Net income attributable to Whitestone REIT (1)	$35,982	$13,000	$6,864
Basic Earnings Per Share:	$0.73	$0.29	$0.16
Diluted Earnings Per Share:	$0.72	$0.28	$0.16
Weighted-average common shares outstanding:
Basic	49,256	45,486	42,244
Diluted	49,950	46,336	42,990

(1)	Net income attributable to Whitestone REIT reflects historical ownership percentages.

Acquisition costs. Acquisition-related costs of $0.1 million and $0.3 million are capitalized in real estate assets in our balance sheets for the years ended December 31, 2022 and 2021, respectively. No acquisition-related costs are included in general and administrative expenses in our statements of operations and comprehensive income (loss) for the year ended 2020.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

Property dispositions.

On November 30, 2022, we completed the sale of Pima Norte, located in Carefree, Arizona, for $3.3 million. We recorded a loss on sale of $4.0 million.

On November 21, 2022, we completed the sale of Spoerlein Commons Pad, located in Buffalo Grove, Illinois, for $2.2 million. We recorded a gain on sale of $0.7 million.

On November 16, 2022, we completed the sale of Desert Canyon, located in Scottsdale, Arizona, for $9.3 million. We recorded a gain on sale of $5.1 million.

On November 14, 2022, we completed the sale of Gilbert Tuscany Village Hard Corner, located in Scottsdale, Arizona, for $2.5 million. We recorded a gain on sale of $0.8 million.

On November 10, 2022, we completed the sale of South Richey, located in Houston, Texas, for $13.1 million. We recorded a gain on sale of $9.9 million.

On October 31, 2022, we completed the sale of Bissonnet Beltway Plaza, located in Houston, Texas, for $5.4 million. We recorded a gain on sale of $4.4 million.

We have not included 2022 sold properties in discontinued operations as they did not meet the definition of discontinued operations.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

As of December 31, 2022, we owned approximately 81.4% of the total outstanding units of Pillarstone OP.

In accordance with ASU 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

The table below presents the real estate partnership investment in which the Company held an ownership interest (in thousands):

		Company’s Investment as of
		December 31, 2022	December 31, 2021
Real estate partnership	Ownership Interest
Pillarstone OP(1)	81.4%	$34,826	$34,588
Total real estate partnership(2)(3)(4)		$34,826	$34,588

(1)

The Company managed these real estate partnership investments and, where applicable, earned acquisition fees, leasing commissions, property management fees, and asset management fees. The management agreement was terminated on August 18, 2022.

(2)	Representing eight property interests and 0.9 million square feet of GLA, as of December 31, 2022 and 2021.

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

(4)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2022 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Year Ended December 31,
	2022	2021	2020

Pillarstone OP	$239	$609	$921

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	December 31,
	2022	2021
Assets:
Real estate, net	$47,727	$48,273
Other assets	9,680	8,790
Total assets(1)	57,407	57,063
Liabilities and equity:
Notes payable	14,616	14,920
Other liabilities	3,782	3,200
Equity	39,009	38,943
Total liabilities and equity(2)	57,407	57,063
Company’s share of equity	31,773	31,718
Cost of investment in excess of the Company’s share of underlying net book value	3,053	2,870
Carrying value of investment in real estate partnership(3)	$34,826	$34,588

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of  December 31, 2022 have not been made available to us, we have estimated total assets and its components based on the information available to us at the time of this report.

(2)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2022 have not been made available to us, we have estimated total liabilities and equity and its components based on the information available to us at the time of this report.

(3)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2022 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

	Year Ended December 31,
	2022	2021	2020
Rental revenues	$8,930	$9,272	$9,672
Property expenses	(7,386)	(6,988)	(6,858)
Other expenses	(1,099)	(1,407)	(1,440)
Gain (loss) on sale of properties or disposal of assets	(20)	23	(112)
Net income(1)	$425	$900	$1,262

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2022 have not been made available to us, we have estimated net income and its components based on the information available to us at the time of this report.

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for both years ended December 31, 2022 and 2021 was $108,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company's maximum exposure to loss relating to Pillarstone OP is limited to its investment in Pillarstone OP and its guarantee of promissory notes issued to Pillarstone OP. Since the date of the Contribution, the Company has not provided financial support to Pillarstone OP that it was not previously contractually required to provide under the Management Agreements.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value and is recorded on the Company’s consolidated balance sheet as a liability. The Company amortizes the guarantee liability into income over seven years. For the years ended December 31, 2022, 2021, and 2020, the amortization of the guarantee liability was $37,000, $38,000, and $39,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2022	2021
Tenant receivables	$16,828	$18,410
Accrued rents and other recoveries	22,103	18,681
Allowance for doubtful accounts	(13,822)	(14,896)
Other receivables	461	200
Total	$25,570	$22,395

6.  UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2022	2021
Leasing commissions	$16,364	$13,341
Deferred legal cost	364	365
Deferred financing cost	4,149	3,898
Total cost	20,877	17,604
Less: leasing commissions accumulated amortization	(7,649)	(6,305)
Less: deferred legal cost accumulated amortization	(263)	(248)
Less: deferred financing cost accumulated amortization	(268)	(2,609)
Total cost, net of accumulated amortization	$12,697	$8,442

A summary of expected future amortization of deferred costs is as follows (in thousands):

	Leasing	Deferred	Deferred
Years Ended December 31,	Commissions	Legal Costs	Financing Costs	Total
2023	$1,872	$45	$889	$2,806
2024	1,565	17	889	2,471
2025	1,300	15	889	2,204
2026	1,080	15	763	1,858
2027	819	6	387	1,212
Thereafter	2,079	3	64	2,146
Total	$8,715	$101	$3,881	$12,697

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2022 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2023	$95,724
2024	84,112
2025	67,628
2026	52,776
2027	40,869
Thereafter	124,747
Total	$465,856

(1)	These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately one to five years.

As of December 31, 2022, the Company had one ground lease with the lease term of 99 years. The lease is classified as a finance lease. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating and finance leases in existence as of December 31, 2022 in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Lease
2023	$65	$60
2024	42	62
2025	28	63
2026	1	64
2027	—	65
Thereafter	—	2,773
Total undiscounted rental payments	136	3,087
Less imputed interest	7	2,352
Total lease liabilities	$129	$735

For the year ended December 31, 2022, the total lease costs for operating and finance leases were $597,000 and $11,000, respectively. The weighted average remaining lease terms for our operating and finance leases at December 31, 2022 were 2.5 and 99 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% for operating and 6% for finance leases at December 31, 2022.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2022	2021
Fixed rate notes
$100.0 million, 1.73% plus 1.35% to 1.90% Note (1)	$—	$100,000
$165.0 million, 2.24% plus 1.35% to 1.90% Note (1)	—	165,000
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (2)	265,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	18,016	18,358
$20.2 million 4.28% Note, due June 6, 2023	17,375	17,808
$14.0 million 4.34% Note, due September 11, 2024	12,709	12,978
$14.3 million 4.34% Note, due September 11, 2024	13,520	13,773
$15.1 million 4.99% Note, due January 6, 2024	13,635	13,907
$2.6 million 5.46% Note, due October 1, 2023	2,236	2,289
$50.0 million, 5.09% Note, due March 22, 2029	50,000	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
Floating rate notes
Unsecured line of credit, LIBOR plus 1.40% to 1.90%(3)	—	119,500
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	103,500	—
Total notes payable principal	625,991	643,613
Less deferred financing costs, net of accumulated amortization	(564)	(771)
Total notes payable	$625,427	$642,842

(1)	Loan was fully paid off on September 16, 2022.

(2)

Promissory note includes an interest rate swap that fixed the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(3)	Line of credit was paid off on September 16, 2022.

As of December 31, 2022 our debt agreements indexed to LIBOR have been converted to SOFR.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

On December 16, 2022, Whitestone REIT (the “Company”) and its operating partnership, Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), amended its Note Purchase and Guarantee Agreement originally executed on  March 22, 2019 (the “Existing Note Agreement”), pursuant to the terms and conditions of an Amendment No. 1 to Note Purchase and Guaranty Agreement, dated as of December 16, 2022 (the Existing Note Purchase Agreement, as so amended, the “Amended Note Agreement”), by and among the Company and the Operating Partnership, together with certain subsidiary guarantors as initial guarantor parties thereto and The Prudential Insurance Company of America and the various other purchasers named therein.

Neither the term of the Existing Note Agreement, the interest rate, nor the principal amounts, were amended. The purpose of the amendment is to conform certain covenants and defined terms contained in the Amended Note Agreement with the Company’s recently amended unsecured credit facility with the lenders party thereto, Bank of Montreal, as administrative agent, Truist Bank, as syndication agent, and BMO Capital Markets Corp., Truist Bank, Capital One, National Association, and U.S. Bank National Association, as co-lead arrangers and joint book runners.

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

The Note Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type and substantially similar to the Operating Partnership’s existing senior revolving credit facility, including limitations on liens, incurrence of investments, acquisitions, loans and advances and restrictions on dividends and certain other restricted payments. In addition, the Note Agreement contains certain financial covenants substantially similar to the Operating Partnership’s existing senior revolving credit facility, including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum secured recourse debt to total asset value ratio of 0.15 to 1.00;

•

maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of 75% of the Company's total net worth as of December 31, 2021 plus 75% of the net proceeds from additional equity offerings (as defined therein); and

•	minimum adjusted property NOI to implied unencumbered debt service ratio of 1.50 to 1.00.

In addition, the Note Agreement contains a financial covenant requiring that maximum unsecured indebtedness to unencumbered asset pool of 0.60 to 1.00. That covenant is substantially similar to the borrowing base concept contained in the Operating Partnership’s existing senior revolving credit facility.

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
December 31, 2022

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

On  September 16, 2022, we, through our Operating Partnership, entered into an unsecured credit facility (the “2022 Facility”) with the lenders party thereto, Bank of Montreal, as administrative agent (the “Administrative Agent”), Truist Bank, as syndication agent, and BMO Capital Markets Corp., Truist Bank, Capital One, National Association, and U.S. Bank National Association, as co-lead arrangers and joint book runners. The 2022 Facility amended and restated the Company's previous unsecured revolving credit facility, dated  January 31, 2019 (the “2019 Facility”).

The 2022 Facility is comprised of the following two tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”);

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (“Term Loan”)

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin based upon our then existing leverage. As of  December 31, 2022, the interest rate on the 2022 Revolver was 5.79%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of December 31, 2022, subject to any potential future paydowns or increases in the borrowing base, we have $146.4 million remaining availability under the 2022 Revolver. As of December 31, 2022, $368.5 million was drawn on the 2022 Facility and our unused borrowing capacity was $146.0 million, assuming that we use the proceeds of the 2019 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

The 2022 Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. If an event of default occurs and is continuing under the 2022 Facility, the lenders may, among other things, terminate their commitments under the 2022 Facility and require the immediate payment of all amounts owed thereunder.

As of December 31, 2022, our $157.5 million in secured debt was collateralized by seven properties with a carrying value of $243.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of December 31, 2022, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2022 were as follows (in thousands):

Year	Amount Due
2023	$28,204
2024	63,573
2025	17,143
2026	120,643
2027	97,143
Thereafter	299,285
Total	$625,991

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

As of December 31, 2022, we had the following contractual obligations (in thousands):

		Payment due by period (in thousands)
					More than
		Less than 1	1 - 3 years	3 - 5 years	5 years
Consolidated Contractual Obligations	Total	year (2023)	(2024 - 2025)	(2026 - 2027)	(after 2027)
Long-Term Debt - Principal	$625,991	$28,204	$80,716	$217,786	$299,285
Long-Term Debt - Fixed Interest	101,004	23,393	40,899	34,398	2,314
Long-Term Debt - Variable Interest (1)	17,992	4,798	9,596	3,598	—
Unsecured credit facility - Unused commitment fee (2)	1,373	366	732	275	—
Operating Lease Obligations	136	65	70	1	—
Finance Lease Obligations	3,087	60	125	129	2,773
Total	$749,583	$56,886	$132,138	$256,187	$304,372

(1)

As of December 31, 2022, we had one loan totaling $103.5 million which bore interest at a floating rate. The variable interest rate payments are based on SOFR plus 1.60% and a 10 basis point spread adjustment which reflects our new interest rates under our 2022 Facility. The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month SOFR as of December 31, 2022, of 4.31%.

(2)

The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2022 balance of $368.5 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

9.  DERIVATIVES AND HEDGING ACTIVITIES

The estimated fair value of our interest rate swaps is as follows (in thousands):

December 31, 2022
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$6,065

December 31, 2021
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(6,860)

On  September 16, 2022, we, through our Operating Partnership, entered an interest rate swap with Bank of Montreal that fixed the unhedged SOFR portion of Term Loan under the 2022 Facility at 3.32%. The notional amount of the swap begins at $100 million on  October 29, 2022, and increases to $265 million on  February 1, 2024, maturing on  January 31, 2028. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned beginning and ending notionals of $20.7 million and $54.8 million of the swap, respectively, to U.S. Bank, National Association, beginning and ending notionals of $25.4 million and $67.2 million of the swap, respectively, to Truist Bank, beginning and ending notionals of $20.7 million and $54.8 million of the swap, respectively, to Capital One, National Association, and beginning and ending notionals of $5.9 million and $15.7 million of the swap, respectively, to Associated Bank. See Note 8 (Debt) for additional information regarding the 2022 Facility. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On   January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of our $165 million term loan under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. Effective  September 7, 2022, Regions Bank novated $29.4 million of the swap to Bank of Montreal.  See Note 8 (Debt) for additional information regarding the 2019 Facility. The swap began on  February 8, 2021 and will mature on  January 31, 2024. Effective September 16, 2022, our contracts indexed to LIBOR were converted to SOFR. We have designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On  November 19, 2015, we, through our Operating Partnership, entered into a $100 million interest rate swap with Bank of Montreal that fixed the LIBOR portion of our $100 million term loan under the 2018 Facility at 1.73%. In the fourth quarter of 2015, pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $35.0 million of the swap to U.S. Bank, National Association, and $15.0 million of the swap to SunTrust Bank. See Note 8 (Debt) for additional information regarding the 2018 Facility. The swap began on  November 30, 2015 and matured on  October 28, 2022. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Year Ended December 31, 2022	$12,925	Interest expense	$1,523
Year Ended December 31, 2021	$7,803	Interest expense	$5,427
Year Ended December 31, 2020	$(9,062)	Interest expense	$3,578

(1)    There was no ineffective portion of our interest rate swaps recognized in earnings for the years ended December 31, 2022, 2021 and 2020.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2022, 2021 and 2020, 737,983, 772,383 and 820,563 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2022, 2021 and 2020, distributions of $0, $0 and $0, respectively, were made to the holders of certain restricted common shares, none of which were charged against earnings. See Note 14 for information related to restricted common shares under the 2008 Plan.

	Year Ended
	December 31,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Income from continuing operations	$35,800	$10,420	$6,151
Less: Net income attributable to noncontrolling interests	(530)	(172)	(117)
Distributions paid on unvested restricted shares	—	—	—
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	35,270	10,248	6,034
Income from discontinued operations	—	1,833	—
Less: Net income attributable to noncontrolling interests	—	(33)	—
Income from discontinued operations attributable to Whitestone REIT	—	1,800	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$35,270	$12,048	$6,034

Denominator:
Weighted average number of common shares - basic	49,256	45,486	42,244
Effect of dilutive securities:
Unvested restricted shares	694	850	746
Weighted average number of common shares - dilutive	49,950	46,336	42,990

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.72	$0.23	$0.14
Income from discontinued operations attributable to Whitestone REIT	—	0.03	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.72	$0.26	$0.14
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.71	$0.22	$0.14
Income from discontinued operations attributable to Whitestone REIT	—	0.04	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.71	$0.26	$0.14

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2022	2021	2020
Ordinary income (unaudited)	100.0%	80.7%	59.9%
Return of capital (unaudited)	—	19.3%	40.1%
Capital gain distributions (unaudited)	—	—	—
Total	100.0%	100.0%	100.0%

12.  RELATED PARTY TRANSACTIONS

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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Location of Revenue (Expense)	2022	2021	2020
Rent	Operating and maintenance	$(471)	$(899)	$(932)
Property management fee income	Management, transaction, and other fees	$359	$568	$598

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the years ended  December 31, 2022 and 2021, we sold 0 and 6,287,087 common shares under the equity distribution agreements, with net proceeds to us of $0 and $56.0 million, respectively. In connection with such sales, we paid compensation of $0 and $853,000, respectively, to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2022, we owned a 98.6% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2022 and 2021, there were 49,996,356 and 49,793,803 OP units outstanding, respectively.  We owned 49,301,876 and 49,023,313 OP units as of December 31, 2022 and 2021, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 98.6%, 98.3% and 98.1% for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022 and 2021, 76,010 and 2,285 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2022
Fourth Quarter	$0.1200	$5,909	$0.1200	$83	$5,992
Third Quarter	0.1200	5,901	0.1200	88	5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.4675	$22,958	$0.4675	$346	$23,304

2021
Fourth Quarter	$0.1075	$5,257	$0.1075	$83	$5,340
Third Quarter	0.1075	4,981	0.1075	83	5,064
Second Quarter	0.1075	4,602	0.1075	83	4,685
First Quarter	0.1058	4,480	0.1058	82	4,562
Total	$0.4283	$19,320	$0.4283	$331	$19,651

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
December 31, 2022

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

On June 30, 2019, the Compensation Committee approved the grant of an aggregate of 405,417 TSR Units and 317,184 time-based restricted common share units under the 2018 Plan to certain of our employees. On September 30, 2019, the Compensation Committee approved the grant of 17,069 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit was 0% based on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $8.22 was determined using the Monte Carlo simulation method and was recognized as share-based compensation expense ratably from the June 30, 2019 grant date to the end of the performance period, December 31, 2021. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. On December 31, 2021, the remaining unvested 385,648 TSR Units that were granted on June 30, 2019 and September 30, 2019 vested at 0% attainment into 0 common shares. The time-based restricted common share units have a grant date fair value of $10.63 and $11.69 and vest annually in three equal installments for the June 30, 2019 and September 30, 2019 grants, respectively.

On July 31, 2020, the Compensation Committee approved the grant of an aggregate of 545,000 TSR Units and 530,000 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $5.55 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the July 31, 2020 grant date to the end of the performance period, December 31, 2022. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $5.83 and vest annually in three equal installments. On December 31, 2022, the remaining unvested 273,500 TSR Units that were granted on July 31, 2020 vested at 0% attainment into 0 common shares.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2022	2,716,132	$8.32
Granted	360,334	11.61
Vested	(519,003)	6.63
Forfeited	(1,336,518)	8.30
Non-vested at December 31, 2022	1,220,945	10.03
Available for grant at December 31, 2022	1,739,465

(1)    The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2022	360,334	$11.61	(519,003)	$3,442
Year Ended December 31, 2021	904,215	$5.99	(1,024,808)	$9,757
Year Ended December 31, 2020	1,108,014	$5.76	(511,621)	$5,566

Total compensation recognized in earnings for share-based payments was $1.5 million, $5.9 million, and $6.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, there were 455,000 CIC Units outstanding that we do not expect to vest before their period of restriction lapses in 21 months because the Company considers a Change in Control unlikely on or before September 30, 2024. As of December 31, 2022, there was approximately $2.2 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 24 months and approximately $2.5 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on January 1, 2023.

We expect to record approximately $4.7 million in share-based compensation subsequent to the year ended December 31, 2022. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 22 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2022, the TSR Peer Group Ranking called for 50% and 150% attainment of the TSR Units granted in 2021 and 2022, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

15. GRANTS TO TRUSTEES

On December 19, 2022, five independent trustees and one trustee emeritus were granted a total of 35,222 common shares, which vest immediately and are prorated based on date appointed. The 35,222 common shares granted to our trustees had a grant fair value of $9.52 per share. The fair value of the shares granted during the year ended December 31, 2022 was determined using quoted prices available on the date of grant.

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

16.  COMMITMENTS AND CONTINGENCIES

Litigation between the Company and Pillarstone REIT

On  September 16, 2022, Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership, L.P. filed suit against the Company and certain of its subsidiaries (Whitestone TRS, Inc. and Whitestone REIT Operating Partnership, L.P.) along with certain of its executives (Peter Tropoli, Christine Mastandrea,  and David Holeman) in the District Court of Harris County, Texas, alleging claims relating to the limited partnership agreement between Pillarstone Capital REIT and Whitestone REIT Operating Partnership, as well as the termination of Management Agreements between Pillarstone Capital REIT Operating Partnership, L.P. and Whitestone TRS, Inc. On November 25, 2022, the claims against Peter Tropoli, Christine Mastandrea and David Holeman were dismissed. The claimants seek monetary relief in excess of $1,000,000 in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

Former CEO Litigation

On  February 23, 2022, the Company’s former CEO, James Mastandrea, filed suit against the Company and certain of its trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging claims relating to the termination of claimant’s employment. Claimant purports to assert claims for breach of contract, breach of fiduciary duties, tortious interference with contract, civil conspiracy, and declaratory judgment. On September 12, 2022, the claim for breach of fiduciary duty was dismissed and a claim for negligence was added. The claimant seeks a maximum of $25 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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
December 31, 2022

18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2022
Revenues	$34,123	$34,997	$35,383	$34,918
Net income	$7,189	$4,406	$3,975	$20,230
Net income attributable to Whitestone REIT	$7,078	$4,338	$3,915	$19,939
Basic Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.14	$0.09	$0.08	$0.40
Diluted Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.14	$0.09	$0.08	$0.40

2021
Revenues	$29,045	$30,618	$32,444	$33,258
Net income	$1,441	$5,218	$2,946	$2,648
Net income attributable to Whitestone REIT	$1,415	$5,126	$2,899	$2,608
Basic Earnings per share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares(1)	$0.03	$0.08	$0.06	$0.05
Income from discontinued operations attributable to Whitestone REIT(1)	0.00	$0.04	$0.00	$0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.03	$0.12	$0.06	$0.05
Diluted Earnings per share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares(1)	$0.03	$0.08	$0.06	$0.05
Income from discontinued operations attributable to Whitestone REIT(1)	0.00	$0.04	0.00	0.00
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.03	$0.12	$0.06	$0.05

(1)

The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

19. SUBSEQUENT EVENTS

Management evaluated subsequent events through March 8, 2023, which was the date the financial statements were available to be issued, and determined that there are no subsequent events to be reported.

Whitestone REIT and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

December 31, 2022

	(in thousands)
	Balance at		Deductions	Balance at
	Beginning		from	End of
Description	of Year	Charges(1)	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2022	$14,896	$1,156	$(2,230)	$13,822
Year ended December 31, 2021	16,426	(90)	(1,440)	14,896
Year ended December 31, 2020	11,173	5,649	(396)	16,426

(1)	For the year ended December 31, 2022, 2021, and 2020 charges were reductions (additions) to revenue.

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$387	$—	$5,126	$4,473	$9,599
Anderson Arbor	4,679	23,545	(3)	—	4,679	23,542	28,221
Anthem Marketplace	4,790	17,973	1,851	—	4,790	19,824	24,614
Anthem Marketplace Phase II	204	—	502	—	204	502	706
BLVD Place	63,893	90,942	3,161	—	63,893	94,103	157,996
The Citadel	472	1,777	3,357	—	472	5,134	5,606
City View Village	2,044	4,149	120	—	2,044	4,269	6,313
Dana Park Pad	890	4,034	(87)	—	890	3,947	4,837
Davenport Village	11,367	34,101	1,761	—	11,367	35,862	47,229
Eldorado Plaza	16,551	30,746	908	—	16,551	31,654	48,205
Fountain Hills	5,113	15,340	1,110	—	5,113	16,450	21,563
Fountain Square	5,573	9,828	3,078	—	5,573	12,906	18,479
Fulton Ranch Towne Center	7,604	22,612	2,762	—	7,604	25,374	32,978
Gilbert Tuscany Village	1,767	3,233	1,451	—	1,767	4,684	6,451
Heritage Trace Plaza	6,209	13,821	1,151	—	6,209	14,972	21,181
HQ Village	7,171	18,439	2,097	—	7,171	20,536	27,707
Keller Place	5,977	7,577	995	—	5,977	8,572	14,549
Kempwood Plaza	733	1,798	2,422	—	733	4,220	4,953
Lakeside Market	18,116	35,290	789	—	18,116	36,079	54,195
Lake Woodlands Crossing	—	12,069	(310)	—	—	11,759	11,759
La Mirada	12,853	24,464	1,798	—	12,853	26,262	39,115
Las Colinas	16,706	18,098	1,027	—	16,706	19,125	35,831
Lion Square	1,546	4,289	4,774	—	1,546	9,063	10,609
The MarketPlace at Central	1,305	5,324	1,518	—	1,305	6,842	8,147
Market Street at DC Ranch	9,710	26,779	10,063	—	9,710	36,842	46,552
Mercado at Scottsdale Ranch	8,728	12,560	1,939	—	8,728	14,499	23,227
Paradise Plaza	6,155	10,221	1,374	—	6,155	11,595	17,750
Parkside Village North	3,877	8,629	406	—	3,877	9,035	12,912
Parkside Village South	5,562	27,154	983	—	5,562	28,137	33,699
Pinnacle of Scottsdale	6,648	22,466	2,319	—	6,648	24,785	31,433
Pinnacle of Scottsdale Phase II	883	4,659	2,781	—	883	7,440	8,323
The Promenade at Fulton Ranch	5,198	13,367	823	—	5,198	14,190	19,388
Providence	918	3,675	3,062	—	918	6,737	7,655
Quinlan Crossing	9,561	28,683	1,175	—	9,561	29,858	39,419
Seville	6,913	25,518	2,669	—	6,913	28,187	35,100
Shaver	184	633	176	—	184	809	993
Shops at Pecos Ranch	3,781	15,123	1,224	—	3,781	16,347	20,128
Shops at Starwood	4,093	11,487	1,370	—	4,093	12,857	16,950
Starwood Phase III	1,818	7,069	3,633	—	1,818	10,702	12,520
The Shops at Williams Trace	5,920	14,297	2,420	—	5,920	16,717	22,637
Spoerlein Commons	2,340	7,296	984	—	2,340	8,280	10,620
The Strand at Huebner Oaks	5,805	12,335	1,035	—	5,805	13,370	19,175
SugarPark Plaza	1,781	7,125	1,490	—	1,781	8,615	10,396
Sunridge	276	1,186	954	—	276	2,140	2,416
Sunset at Pinnacle Peak	3,610	2,734	873	—	3,610	3,607	7,217
Terravita Marketplace	7,171	9,392	1,675	—	7,171	11,067	18,238

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Town Park	850	2,911	517	—	850	3,428	4,278
Village Square at Dana Park	10,877	40,250	6,138	—	10,877	46,388	57,265
Westchase	423	1,751	3,480	—	423	5,231	5,654
Williams Trace Plaza	6,800	14,003	1,792	—	6,800	15,795	22,595
Windsor Park	2,621	10,482	8,701	—	2,621	19,183	21,804
Woodlake Plaza	1,107	4,426	3,773	—	1,107	8,199	9,306
Total Whitestone Properties	$324,299	$749,746	$104,447	$—	$324,299	$854,193	$1,178,492

Land Held for Development:
BLVD Place Phase II-B	10,500	—	1,410	2,692	10,500	4,102	14,602
Dana Park Development	4,000	—	25	—	4,000	25	4,025
Eldorado Plaza Development	911	—	30	—	911	30	941
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Total - Land Held for Development	$16,392	$—	$1,465	$2,692	$16,392	$4,157	$20,549

Grand Totals - Whitestone Properties	$340,691	$749,746	$105,912	$2,692	$340,691	$858,350	$1,199,041

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life (in years)
Whitestone Properties:
Ahwatukee Plaza		$1,321		8/16/2011	3 - 39
Anderson Arbor		629		12/01/2021	3 - 39
Anthem Marketplace	(3)	4,847		6/28/2013	3 - 39
Anthem Marketplace Phase II		215	3/1/2019		3 - 39
BLVD Place	(4)	14,195		5/26/2017	3 - 39
The Citadel		3,025		9/28/2010	3 - 39
City View Village		888		3/31/2015	3 - 39
Dana Park Pad		6		12/2/2022	3 - 40
Davenport Village		7,808		5/27/2015	3 - 39
Eldorado Plaza		4,711		5/3/2017	3 - 39
Fountain Hills Plaza		3,973		10/7/2013	3 - 39
Fountain Square		4,397		9/21/2012	3 - 39
Fulton Ranch Towne Center		5,518		11/5/2014	3 - 39
Gilbert Tuscany Village		2,090		6/28/2011	3 - 39
Heritage Trace Plaza		3,624		7/1/2014	3 - 39
Headquarters Village	(5)	5,708		3/28/2013	3 - 39
Keller Place		1,903		8/26/2015	3 - 39
Kempwood Plaza		2,475		2/2/1999	3 - 39
Lakeside Market		1,373		7/8/2021	3 - 39
Lake Woodlands Crossing		34		12/21/2022	3 - 43
La Mirada		4,921		9/30/2016	3 - 39
Las Colinas Village		1,625		12/6/2019	3 - 39
Lion Square		6,232		1/1/2000	3 - 39
The Marketplace at Central		2,748		11/1/2010	3 - 39
Market Street at DC Ranch		12,129		12/5/2013	3 - 39
Mercado at Scottsdale Ranch		4,142		6/19/2013	3 - 39
Paradise Plaza		3,660		8/8/2012	3 - 39
Parkside Village North		1,826		7/2/2015	3 - 39
Parkside Village South		5,697		7/2/2015	3 - 39
Pinnacle of Scottsdale	(6)	7,592		12/22/2011	3 - 39
Pinnacle of Scottsdale Phase II		1,989	3/31/2017		3 - 39
The Promenade at Fulton Ranch		3,287		11/5/2014	3 - 39
Providence		3,550		3/30/2001	3 - 39
Quinlan Crossing		6,059		8/26/2015	3 - 39
Seville		4,680		9/30/2016	3 - 39
Shaver		517		12/17/1999	3 - 39
Shops at Pecos Ranch	(7)	4,450		12/28/2012	3 - 39
Shops at Starwood	(8)	3,742		12/28/2011	3 - 39
Shops at Starwood Phase III		2,616	12/31/2016		3 - 39
The Shops at Williams Trace		3,574		12/24/2014	3 - 39
Spoerlein Commons		3,265		1/16/2009	3 - 39
The Strand at Huebner Oaks		3,122		9/19/2014	3 - 39
SugarPark Plaza		4,077		9/8/2004	3 - 39
Sunridge		1,210		1/1/2002	3 - 39
Sunset at Pinnacle Peak		1,277		5/29/2012	3 - 39
Terravita Marketplace		3,387		8/8/2011	3 - 39
Town Park		2,623		1/1/1999	3 - 39

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Village Square at Dana Park	(9)	12,981		9/21/2012	3 - 39
Westchase		2,961		1/1/2002	3 - 39
Williams Trace Plaza		3,465		12/24/2014	3 - 39
Windsor Park		11,802		12/16/2003	3 - 39
Woodlake Plaza		4,340		3/14/2005	3 - 39
		$208,286

Land Held for Development:
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Totals - Whitestone Properties		$208,286

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows (in thousands):

	2022	2021	2020
Balance at beginning of period	$1,196,919	$1,106,426	$1,099,955
Additions during the period:
Acquisitions	16,992	81,588	—
Improvements	13,659	9,642	7,613
	30,651	91,230	7,613
Deductions - cost of real estate sold or retired	(28,529)	(737)	(1,142)
Balance at close of period	$1,199,041	$1,196,919	$1,106,426

(2)	The aggregate cost of real estate for federal income tax purposes is $1.2 billion.
(3)	This property secures a $15.1 million mortgage note.
(4)	This property secures a $80.0 million mortgage note.
(5)	This property secures a $19.0 million mortgage note.
(6)	This property secures a $20.2 million mortgage note.
(7)	This property secures a $14.0 million mortgage note.
(8)	This property secures a $14.3 million mortgage note.
(9)	A portion of this property secures a $2.6 million mortgage note.