Form 10-Q
period 2023-03-31
Whitestone REIT
filed 2023-05-03
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were49,425,385 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,201,650	$1,199,041
Accumulated depreciation	(214,684)	(208,286)
Total real estate assets	986,966	990,755
Investment in real estate partnership	34,608	34,826
Cash and cash equivalents	3,479	6,166
Restricted cash	193	189
Escrows and acquisition deposits	10,031	12,827
Accrued rents and accounts receivable, net of allowance for doubtful accounts	26,892	25,570
Receivable due from related party	1,403	1,377
Unamortized lease commissions, legal fees and loan costs	12,412	12,697
Prepaid expenses and other assets(1)	7,416	7,838
Finance lease right-of-use assets	10,493	10,522
Total assets	$1,093,893	$1,102,767

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$630,409	$625,427
Accounts payable and accrued expenses(2)	28,311	36,154
Payable due to related party	1,562	1,561
Tenants' security deposits	8,343	8,428
Dividends and distributions payable	6,009	6,008
Finance lease liabilities	733	735
Total liabilities	675,367	678,313
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,424,573 and 49,422,713 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	49	49
Additional paid-in capital	625,557	624,785
Accumulated deficit	(214,450)	(212,366)
Accumulated other comprehensive income	1,457	5,980
Total Whitestone REIT shareholders' equity	412,613	418,448
Noncontrolling interest in subsidiary	5,913	6,006
Total equity	418,526	424,454
Total liabilities and equity	$1,093,893	$1,102,767

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2023	December 31, 2022
	(unaudited)
(1) Operating lease right of use assets (net)	$107	$124
(2) Operating lease liabilities	$111	$129

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental(1)	$35,497	$33,808
Management, transaction, and other fees	354	315
Total revenues	35,851	34,123

Operating expenses
Depreciation and amortization	7,846	7,910
Operating and maintenance	6,086	5,725
Real estate taxes	4,708	4,367
General and administrative	5,084	3,049
Total operating expenses	23,724	21,051

Other expenses (income)
Interest expense	7,903	6,061
Loss on disposal of assets, net	6	15
Interest, dividend and other investment income	(20)	(14)
Total other expenses	7,889	6,062

Income before equity investment in real estate partnership and income tax	4,238	7,010

Equity (deficit) in earnings of real estate partnership	(218)	280
Provision for income tax	(119)	(101)
Net income	3,901	7,189

Less: Net income attributable to noncontrolling interests	54	111

Net income attributable to Whitestone REIT	$3,847	$7,078

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.14
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.14

Weighted average number of common shares outstanding:
Basic	49,424	49,145
Diluted	50,160	50,306

Consolidated Statements of Comprehensive Income (Loss)

Net income	$3,901	$7,189

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	(4,587)	5,986

Comprehensive income (loss)	(686)	13,175

Less: Net income attributable to noncontrolling interests	54	111
Less: Comprehensive income (loss) attributable to noncontrolling interests	(64)	92

Comprehensive income (loss) attributable to Whitestone REIT	$(676)	$12,972

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
(1) Rental
Rental revenues	$25,740	$24,844
Recoveries	10,081	9,337
Bad debt	(324)	(373)
Total rental	$35,497	$33,808

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2022	49,423	$49	$624,785	$(212,366)	$5,980	$418,448	695	$6,006	$424,454
Issuance of shares under dividend reinvestment plan	2	—	17	—	—	17	—	—	17
Share-based compensation	—	—	755	—	—	755	—	—	755
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,931)	—	(5,931)	—	(83)	(6,014)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(4,523)	(4,523)	—	(64)	(4,587)
Net income	—	—	—	3,847	—	3,847	—	54	3,901
Balance, March 31, 2023	49,425	$49	$625,557	$(214,450)	$1,457	$412,613	695	$5,913	$418,526

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,901	$7,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,846	7,911
Amortization of deferred loan costs	277	274
Loss on disposal of assets	6	15
Bad debt	324	372
Share-based compensation	755	(1,413)
(Equity) deficit in earnings of real estate partnership	218	(280)
Amortization of right-of-use assets - finance leases	29	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,796	1,874
Accrued rents and accounts receivable	(1,646)	(1,913)
Receivable due from related party	(26)	(164)
Unamortized lease commissions, legal fees and loan costs	(521)	(697)
Prepaid expenses and other assets	(1,117)	295
Accounts payable and accrued expenses	(7,843)	(8,781)
Payable due to related party	1	210
Tenants' security deposits	(85)	23
Net cash provided by operating activities	4,915	4,915
Cash flows from investing activities:
Additions to real estate	(3,529)	(3,359)
Net cash used in investing activities	(3,529)	(3,359)
Cash flows from financing activities:
Distributions paid to common shareholders	(5,913)	(5,268)
Distributions paid to OP unit holders	(83)	(83)
Net proceeds from credit facility	9,500	—
Repayments of notes payable	(7,571)	(863)
Payment of finance lease liability	(2)	—
Net cash used in financing activities	(4,069)	(6,214)
Net decrease in cash, cash equivalents and restricted cash	(2,683)	(4,658)
Cash, cash equivalents and restricted cash at beginning of period	6,355	15,914
Cash, cash equivalents and restricted cash at end of period (1)	$3,672	$11,256

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,610	$5,772
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$864	$20
Financed insurance premiums	$3,002	$1,846
Value of shares issued under dividend reinvestment plan	$17	$15
Change in fair value of cash flow hedge	$(4,587)	$5,986

	March 31,
	2023	2022
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,479	$11,136
Restricted cash	193	120
Total cash, cash equivalents and restricted cash	$3,672	$11,256

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2022 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended March 31, 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2023 and December 31, 2022, and the results of operations for the three month periods ended March 31, 2023 and 2022, the consolidated statements of changes in equity for the three month periods ended   March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2023 and December 31, 2022, Whitestone wholly owned 57 commercial properties in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of March 31, 2023, these properties consist of:

Consolidated Operating Portfolio

•	51 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	one wholly owned property, Lake Woodlands Crossing, that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA
•	five parcels of land held for future development.

As of March 31, 2023, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2023 and December 31, 2022, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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
March 31, 2023
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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of March 31, 2023, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2023, approximately $ 134,000 and $ 73,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2022, approximately $ 99,000 and $ 75,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 829,000 and $ (1,329,000) in share-based compensation net of forfeitures for the three months ended March 31, 2023 and 2022, respectively. On January 18, 2022, the Board of Trustees terminated James Mastandrea, with cause, from his position as Chief Executive Officer. Mr. Mastandrea was also replaced as Chairman of the Board. Following his termination, the Board of Trustees appointed Dave Holeman, previously our Chief Financial Officer, as Chief Executive Officer. The Company also recently replaced its Chief Operating Officer and Executive Vice President of Acquisitions and Asset Management. As a result of these changes, we recognized a reduction of share-based compensation of $2.2 million during the three months ended March 31, 2022 due to forfeitures. We recognize forfeitures as they occur.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2023 and December 31, 2022, we had an allowance for uncollectible accounts of $14.0 million and $13.8 million, respectively. During the three months ending March 31, 2023 and 2022, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of a $0.3 million decrease to revenue and a $0.4 million decrease to revenue, respectively. The three months ended March 31, 2023 included 71 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.2 million, and the three months ended March 31, 2022 included 77 cash basis tenants, resulting in decreases to rental revenue for straight-line rent adjustments of  $0.4 million and a decrease to rental revenue for bad debt adjustments of $0.2 million, respectively.

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

See our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.

 In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We have elected this option and adopted ASU 2020-04 and ASU 2021-01 effective September 2022.  There was no material impact on the Company's consolidated financials statements as a result of adopting this guidance.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2023 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2023 (remaining)	$72,459
2024	86,345
2025	69,783
2026	54,657
2027	42,932
Thereafter	127,363
Total	$453,539

(1)	These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to three years.  As of March 31, 2023 the Company had one ground lease with the lease term of 99 years. The lease is classified as a finance lease. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Lease
2023 (remaining)	$45	$45
2024	43	61
2025	28	63
2026	1	64
2027	—	65
Thereafter	—	2,773
Total undiscounted rental payments	117	3,071
Less imputed interest	6	2,338
Total lease liabilities	$111	$733

For the three months ended March 31, 2023 and 2022, the total lease costs for operating leases were $ 33,000 and $ 229,000, respectively, and for the finance lease was $ 29,000 and $0. The weighted average remaining lease term for our operating and finance leases were 2.4 and 99 years at March 31, 2023. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% for operating and 6% for finance leases at March 31, 2023.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2023	December 31, 2022
Tenant receivables	$17,163	$16,828
Accrued rents and other recoveries	23,149	22,103
Allowance for doubtful accounts	(14,005)	(13,822)
Other receivables	585	461
Total	$26,892	$25,570

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasing commissions	$16,397	$16,364
Deferred legal cost	362	364
Deferred financing cost	4,149	4,149
Total cost	20,908	20,877
Less: leasing commissions accumulated amortization	(7,736)	(7,649)
Less: deferred legal cost accumulated amortization	(267)	(263)
Less: deferred financing cost accumulated amortization	(493)	(268)
Total cost, net of accumulated amortization	$12,412	$12,697

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
March 31, 2023
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

We rely on reporting from Pillarstone OP's general partner, Pillarstone Capital REIT (“PRLE”), for financial information regarding the Company’s investment in Pillarstone OP.  PRLE is a public company that is delinquent in its SEC reporting obligations, having yet to file its Quarterly Report on Form 10-Q for the three months ended September 30, 2022, and its Annual Report on Form 10-K for the year ended December 31, 2022. Despite numerous attempts by us to obtain this information as required by the limited partnership agreement between Pillarstone Capital REIT and Whitestone REIT Operating Partnership, PRLE has failed to produce such information. As a result, we have relied on other publicly available information as a basis to estimate the net income, depreciation and amortization, and other metrics used in our financial reporting.  We also estimated certain expenses, such as legal and professional fees based on information publicly disclosed by PRLE, allocating such expenses based on what we believe can be charged to Pillarstone OP and which expenses cannot be charged to Pillarstone OP pursuant to the limited partnership agreement between Pillarstone Capital REIT and Whitestone REIT Operating Partnership.  We have requested for PRLE to characterize the fees and notify us of which fees they intend to charge to Pillarstone OP, but PRLE has not provided the information.  To the extent PRLE provides updated financial information as required and requested, we will adjust our financial reporting for Pillarstone OP as appropriate. There can be no assurance that PRLE actual financial results will not differ materially from our estimates.

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		March 31, 2023	December 31, 2022
Real estate partnership	Ownership Interest
Pillarstone OP	81.4%	$34,608	$34,826
Total real estate partnership(1)(2)(3)		$34,608	$34,826

(1)	Representing eight property interests and 926,798 square feet of GLA, as of March 31, 2023 and December 31, 2022.

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

(3)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2023 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

The table below presents the Company’s share of net income (loss) from its investment in the real estate partnership which is included in equity (deficit) in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2023	2022

Pillarstone OP	$(218)	$280

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Real estate, net	$47,574	$47,727
Other assets	9,680	9,680
Total assets(1)	57,254	57,407
Liabilities and equity:
Notes payable	14,535	14,616
Other liabilities	3,782	3,782
Equity	38,937	39,009
Total liabilities and equity(2)	57,254	57,407
Company’s share of equity	31,714	31,773
Cost of investment in excess of the Company’s share of underlying net book value	2,894	3,053
Carrying value of investment in real estate partnership(3)	$34,608	$34,826

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2023 have not been made available to us, we have estimated total assets and its components based on the information available to us at the time of this report.

(2)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2023 have not been made available to us, we have estimated total liabilities and equity and its components based on the information available to us at the time of this report.

(3)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2023 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$2,003	$2,326
Operating expenses	(2,032)	(1,605)
Other expenses	(206)	(344)
Net income (loss)(1)	$(235)	$377

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2023 have not been made available to us, we have estimated net income (loss) and its components based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for both of the three months ended  March 31, 2023 and 2022 is $ 27,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. The amortization of the guarantee liability for both of the three months ended March 31, 2023 and 2022, was approximately $ 9,000.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2023	December 31, 2022
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,925	18,016
$20.2 million 4.28% Note, due June 6, 2023	17,262	17,375
$14.0 million 4.34% Note, due September 11, 2024	12,638	12,709
$14.3 million 4.34% Note, due September 11, 2024	13,453	13,520
$15.1 million 4.99% Note, due January 6, 2024	13,563	13,635
$2.6 million 5.46% Note, due October 1, 2023	2,222	2,236
$50.0 million, 5.09% Note, due March 22, 2029	42,857	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$3.0 million 6.78% Note, due December 28, 2023	3,002	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	63,000	103,500
Total notes payable principal	630,922	625,991
Less deferred financing costs, net of accumulated amortization	(513)	(564)
Total notes payable	$630,409	$625,427

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
March 31, 2023
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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our then existing leverage. As of March 31, 2023, the interest rate on the 2022 Revolver was 6.32%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2023, subject to any potential future paydowns or increases in the borrowing base, we have $136.9 million remaining availability under the 2022 Revolver. As of March 31, 2023, $378.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $136.9 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

As of March 31, 2023, our $157.1 million in secured debt was collateralized by seven properties with a carrying value of $242.3 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2023, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2023 were as follows (in thousands):

Year	Amount Due
2023 (remaining)	$23,634
2024	63,573
2025	17,143
2026	130,143
2027	97,143
Thereafter	299,286
Total	$630,922

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

March 31, 2023
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$3,291
Accounts payable and accrued expenses	$(1,813)

December 31, 2022
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$6,065

On March 31, 2023, we, through our Operating Partnership, entered into an interest rate swap of $50 million (“Revolver Swap”) with Bank of Montreal that fixed the unhedged SOFR portion of the variable rate debt at 3.71%. The swap began on March 31, 2023 and will mature on September 16, 2026. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended March 31, 2023	$(4,587)	Interest expense	$1,203
Three Months Ended March 31, 2022	$5,986	Interest expense	$(1,331)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2023 and 2022.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2023 and 2022, 694,470 and 770,184 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net Income	$3,901	$7,189
Less: Net income attributable to noncontrolling interests	(54)	(111)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$3,847	$7,078

Denominator:
Weighted average number of common shares - basic	49,424	49,145
Effect of dilutive securities:
Unvested restricted shares	736	1,161
Weighted average number of common shares - dilutive	50,160	50,306

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.14
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.14

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2023 and 2022, we recognized approximately $ 119,000 and $ 101,000 in margin tax provision, respectively.

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

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the three months ended March 31, 2023 and 2022, we did not sell shares under the equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2023, we owned a 98.6% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2023 and December 31, 2022, there were 49,998,202  and 49,996,356 OP units outstanding, respectively.  We owned 49,303,733 and 49,301,876 OP units as of March 31, 2023 and December 31, 2022, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.6% and 98.5% for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, 11 and 612 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2022 and the three months ended March 31, 2023 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2023
First Quarter	$0.1200	$5,913	$0.1200	$83	$5,996
Total	$0.1200	$5,913	$0.1200	$83	$5,996

2022
Fourth Quarter	$0.1200	$5,909	$0.1200	$83	$5,992
Third Quarter	0.1200	5,901	0.1200	88	5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.4675	$22,958	$0.4675	$346	$23,304

The Board will regularly reassess the dividend, particularly as there is more clarity on the duration and severity of the COVID-19 pandemic and as business conditions improve.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

12.  INCENTIVE SHARE PLAN

 The Company's 2008 Long-Term Equity Incentive Plan (as amended, the "2008 Plan") expired in July 2018. At the Company’s annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired.

The Compensation Committee administered the 2008 Plan and administers the 2018 Plan except, in each case, with respect to awards to non-employee trustees, for which the 2008 Plan was and the 2018 Plan is administered by the board of trustees. The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards. On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) that occurs on or before September 30, 2024 (the “CIC Units”) to certain of our employees. Continued employment is required through the vesting date. If a Change in Control does not occur on or before September 30, 2024, the CIC Units shall be immediately forfeited. The Company considers a Change in Control on or before September 30, 2024 to be improbable, and no expense has been recognized for the CIC Units. If a Change in Control occurs, any outstanding CIC Units would be expensed immediately on the date of the Change in Control using the grant date fair value. The grant date fair value for each CIC Unit of $13.05 was determined based on the Company’s closing share price on the grant date. As of March 31, 2023, 455,000 CIC Units remained outstanding.

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
March 31, 2023
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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	1,220,945	$10.03
Granted	—	—
Vested	—	—
Forfeited	(15,068)	9.76
Non-vested at March 31, 2023	1,205,877	10.03
Available for grant at March 31, 2023	1,761,967

A summary of our non-vested and vested shares activity for the three months ended March 31, 2023 and years ended December 31, 2022 and 2021 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2023	—	$—	—	$—
Year Ended December 31, 2022	360,334	$11.61	(519,003)	$3,442
Year Ended December 31, 2021	904,215	$5.99	(1,024,808)	$9,757

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Total compensation recognized in earnings for share-based payments was $829,000 and $(1,329,000) for the three months ended March 31, 2023 and 2022, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 455,000 CIC Units, to vest over the next 27 months. As of March 31, 2023, there was approximately $1.8 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 21 months, and approximately $2.0 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on April 1, 2023.

We expect to record approximately $2.8 million in non-cash share-based compensation expense in 2023 and $1.9 million subsequent to 2023. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 20 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of March 31, 2023, the TSR Peer Group Ranking called for attainment of 50% and 150% for the shares issued in 2021 and 2022, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2023	2022
Rent	Operating and maintenance	$(15)	$(192)
Property management fee income	Management, transaction, and other fees	$—	$140

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

Former CEO Litigation

On February 23, 2022, the Company’s former CEO, James Mastandrea, filed suit against the Company and certain of its trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging claims relating to the termination of his employment. Claimant purports to assert claims for breach of his employment contract, negligence, tortious interference with contract, civil conspiracy, and declaratory judgment. On September 12, 2022, the claim for breach of fiduciary duty was dismissed and a claim for negligence was added. The claimant seeks a maximum of $25 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

Because Pillarstone REIT seeks to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement due to Pillarstone REIT’s alleged (i) breach of the Pillarstone Partnership Agreement, (ii) breach of its fiduciary duty as general partner of Pillarstone OP to Whitestone OP, (iii) and breach of the implied covenant of good faith and fair dealing under the Pillarstone Partnership Agreement.  The lawsuit seeks rescission and voiding of the Pillarstone Rights Agreement; a declaration that the Pillarstone Rights Agreement is unenforceable, invalid, and of no force and effect; an order permanently enjoining enforcement of the Pillarstone Rights Agreement; an award of monetary damages; and broad restrictions on Pillarstone REIT’s ability to conduct its business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions.

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

18.  SUBSEQUENT EVENTS

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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
•

adverse economic or real estate developments or conditions in Texas or Arizona, Houston and Phoenix in particular, including the potential impact of resurgence of COVID-19 or other public health emergencies on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

•	our current geographic concentration in the Houston and Phoenix metropolitan area makes us susceptible to local economic downturns;
•	natural disasters, such as floods and hurricanes, which may increase as a result of climate change may adversely affect our returns;
•	increasing focus by stakeholders on environmental, social and governance matters;
•	increases in interest rates, including as a result of inflation, operating costs or general and administrative expenses;
•	financial institution disruptions;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	decreases in rental rates or increases in vacancy rates;
•	harm to our reputation, ability to do business and results of operations as a result of improper conduct by our employees, agents or business partners;
•	litigation risks;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;
•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow; and
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as previously filed with the Securities and Exchange Commission (“SEC”) and of this Report below.

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

As of March 31, 2023, we wholly owned 57 commercial properties consisting of:

Consolidated Operating Portfolio

•

51 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 5.0 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $954.6 million; and

Redevelopment, New Acquisitions Portfolio

•

one wholly owned property, Lake Woodlands Crossing, that meets our Community Centered Properties® strategy containing approximately 0.1 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $11.6 million.

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $20.7 million.

As of March 31, 2023, we had an aggregate of 1,467 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.2% of our annualized rental revenues for the three months ended March 31, 2023.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 51 new and renewal leases during the three months ended March 31, 2023, totaling 145,984 square feet and approximately $15.2 million in total lease value.  This compares to 85 new and renewal leases totaling 216,083 square feet and approximately $23.0 million in total lease value during the same period in 2022.

We employed 74 full-time employees as of March 31, 2023.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of March 31, 2023, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method.

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

Rising Interest Rates

As of March 31, 2023, $63.0 million, or approximately 10% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.60% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.6 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $35.9 million and $34.1 million for the three months ended March 31, 2023 and 2022.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the conversion of 71 tenants to cash basis revenue was a straight-line rent reserve adjustment of $0.2 million and a bad debt adjustment of  $0.2 million for the three months ending March 31, 2023.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2023, approximately 28% of our GLA was subject to leases that expire prior to December 31, 2024.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 69% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Leasing Activity

As of March 31, 2023, we owned 57 properties with 5,060,899 square feet of GLA and our occupancy rate for all properties was approximately 93% and 91% occupied as of March 31, 2023 and 2022, respectively. The following is a summary of the Company’s leasing activity for the three months ended March 31, 2023:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	29	71,405	3.8	$1.69	$28.52	$24.53	23.0%
New Leases	7	10,188	6.8	24.13	36.39	36.55	9.5%
Total	36	81,593	4.1	$4.49	$29.50	$26.03	20.8%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	32	113,399	2.9	$1.22	$19.41
New Leases	19	32,585	6.0	23.00	26.72
Total	51	145,984	3.6	$6.08	$21.05

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the three months ended March 31, 2023.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table provides a general comparison of our results of operations and other metrics for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2023	2022
Number of properties owned and operated	57	60
Aggregate GLA (sq. ft.)(1)	5,000,653	4,953,571
Ending occupancy rate - operating portfolio (1)	93%	91%
Ending occupancy rate	93%	91%

Total revenues	$35,851	$34,123
Total operating expenses	23,724	21,051
Total other expense	7,889	6,062
Income before equity investment in real estate partnership and income tax	4,238	7,010
Equity (deficit) in earnings of real estate partnership	(218)	280
Provision for income tax	(119)	(101)
Net income	3,901	7,189
Less: Net income attributable to noncontrolling interests	54	111
Net income attributable to Whitestone REIT	$3,847	$7,078

Funds from operations(2)	$12,115	$15,466
Property net operating income(3)	25,605	25,080
Distributions paid on common shares and OP units	5,996	5,351
Distributions per common share and OP unit	$0.1200	$0.1075
Distributions paid as a percentage of funds from operations	49%	35%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2023 to the three months ended March 31, 2022, Same Store includes properties owned during the entire period from January 1, 2022 to March 31, 2023. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Revenue	2023	2022	Change	% Change
Same Store
Rental revenues (1)	$25,225	$24,248	$977	4%
Recoveries (2)	9,902	9,090	812	9%
Bad debt (3)	(333)	(370)	37	(10)%
Total rental	34,794	32,968	1,826	6%
Other revenues	353	169	184	109%
Same Store Total	35,147	33,137	2,010	6%

Non-Same Store and Management Fees
Rental revenues (4)	515	596	(81)	(14)%
Recoveries (4)	179	247	(68)	(28)%
Bad debt (4)	9	(3)	12	(400)%
Total rental	703	840	(137)	(16)%
Other revenues (4)	1	6	(5)	(83)%
Management fees	—	140	(140)	(100)%
Non-Same Store and Management Fees Total	704	986	(282)	(29)%

Total revenue	$35,851	$34,123	$1,728	5%

(1)

The Same Store rental revenues increase of $977,000 resulted from an increase of $498,000 from higher average leased square feet from 4,558,948 to 4,652,646, and an increase of $479,000 from higher average rent per leased square foot from $21.28 to $21.69. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of a decrease of $ 151,000 and a decrease of $ 405,000 for the three months ended March 31, 2023 and 2022, respectively.

(2)

The Same Store recoveries revenue increase of $812,000 is primarily attributable to increases in operating and maintenance expenses. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the three months ended March 31, 2023 and 2022, Same Store bad debt includes an adjustment of $ 202,000 and $ 228,000, respectively, from cash basis accounting.

(4)

Non-Same Store rental revenue includes Dana Park Pad (acquired on December 2, 2022), Lake Woodlands Crossing (acquired on December 21. 2022), Bissonnet/Beltway (sold on October 31, 2022), South Richey (sold on November 10, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), and Pima Norte (sold on November 30, 2022).

Operating expenses. The primary components of operating expenses for the three months ended March 31, 2023 and 2022 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2023	2022	Change	% Change
Same Store
Operating and maintenance (1)	$6,009	$5,336	$673	13%
Real estate taxes (2)	4,614	4,252	362	9%
Same Store total	10,623	9,588	1,035	11%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	62	197	(135)	(69)%
Real estate taxes (3)	94	115	(21)	(18)%
Affiliated company rents (4)	15	192	(177)	(92)%
Non-Same Store and affiliated company rents total	171	504	(333)	(66)%
Depreciation and amortization	7,846	7,910	(64)	(1)%
General and administrative (5)	5,084	3,049	2,035	67%
Total operating expenses	$23,724	$21,051	$2,673	13%

(1)

The $673,000 Same Store operating and maintenance cost increase included $254,000 in increased labor, $210,000 in increased contract services costs, $153,000 in increased repair costs, and $56,000 in other costs.

(2)	Same Store real estate taxes increase includes $288,000 less of real estate property tax refunds from successful property tax protests.

(3)

Non-Same Store rental revenue includes Dana Park Pad (acquired on December 2, 2022), Lake Woodlands Crossing (acquired on December 21. 2022), Bissonnet/Beltway (sold on October 31, 2022), South Richey (sold on November 10, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), and Pima Norte (sold on November 30, 2022).

(4)

Affiliated company rents are spaces that we lease from Pillarstone OP. Eight lease agreements were terminated on August 23, 2022, and the two remaining leases expired on January 31, 2023 and February 28, 2023.

(5)

 The general and administrative expense increase is attributable to increased share based compensation of $2,168,000, $86,000 in legal expenses, and $32,000 in other costs, offset by decreases from $126,000 in payroll costs and $125,000 in professional fees. The increase in share based compensation during the three months ended March 31, 2023 compared to the prior year period primarily relates to forfeitures from the leadership changes in 2022.

Other expenses (income). The primary components of other expenses (income) for the three months ended March 31, 2023 and 2022 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Other Expenses (Income)	2023	2022	Change	% Change

Interest expense (1)	$7,903	$6,061	$1,842	30%
(Gain) loss on sale or disposal of assets, net	6	15	(9)	(60)%
Interest, dividend and other investment income	(20)	(14)	(6)	43%
Total other expense	$7,889	$6,062	$1,827	30%

(1)	The $1,842,000 increase in interest expense is attributable to rising interest rates, which led to an increase in our effective interest rate to 4.86% for the three months ended March 31, 2023 as compared to 3.60% for the three month ended March 31, 2022, resulting in a $1,978,000 increase in interest expense partially offset by a decrease in our average outstanding notes payable balance of $15,442,000.

Equity (deficit) in earnings of real estate partnership. Our estimated equity (deficit) in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $498,000 from equity of $280,000 for the three months ended March 31, 2022 to a deficit of $218,000 for the three months ended March 31, 2023. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Same Store (50 properties, excluding development land)
Property revenues
Rental	$34,794	$32,968	$1,826	6%
Management, transaction and other fees	353	169	184	109%
Total property revenues	35,147	33,137	2,010	6%

Property expenses
Property operation and maintenance	6,009	5,336	673	13%
Real estate taxes	4,614	4,252	362	9%
Total property expenses	10,623	9,588	1,035	11%

Total property revenues less total property expenses	24,524	23,549	975	4%

Same Store straight-line rent adjustments	(439)	(321)	(118)	37%
Same Store amortization of above/below market rents	(218)	(218)	—	—%
Same Store lease termination fees	(214)	(9)	(205)	2278%

Same Store NOI(1)	$23,653	$23,001	$652	3%

(1)	See below for a reconciliation of property net operating income to net income.

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2023	2022
Net income attributable to Whitestone REIT	$3,847	$7,078
General and administrative expenses	5,084	3,049
Depreciation and amortization	7,846	7,910
(Equity) deficit in earnings of real estate partnership(1)	218	(280)
Interest expense	7,903	6,061
Interest, dividend and other investment income	(20)	(14)
Provision for income taxes	119	101
Management fee, net of related expenses	—	52
Loss on sale or disposal of assets, net	6	15
NOI of real estate partnership (pro rata)(1)	548	997
Net income attributable to noncontrolling interests	54	111
NOI	$25,605	$25,080
Non-Same Store NOI (2)	(533)	(534)
NOI of real estate partnership (pro rata)(1)	(548)	(997)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	24,524	23,549
Same Store straight-line rent adjustments	(439)	(321)
Same Store amortization of above/below market rents	(218)	(218)
Same Store lease termination fees	(214)	(9)
Same Store NOI (3)	$23,653	$23,001

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended March 31, 2023 to the three months ended March 31, 2022, Non-Same Store includes properties acquired between January 1, 2022 and March 31, 2023 and properties sold between January 1, 2022 and March 31, 2023, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended March 31, 2023 to the three months ended March 31, 2022, Same Store includes properties owned before January 1, 2022 and not sold before March 31, 2023. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO (NAREIT)	2023	2022
Net income attributable to Whitestone REIT	$3,847	$7,078
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate	7,805	7,868
Depreciation and amortization of real estate assets of real estate partnership (pro rata)(2)	403	394
Loss on sale or disposal of assets, net	6	15
Net income attributable to noncontrolling interests	54	111
FFO (NAREIT)	$12,115	$15,466

(1)	Includes pro-rata share attributable to real estate partnership.

(2)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2023 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2023	2022
Net income attributable to Whitestone REIT	$3,847	$7,078
General and administrative expenses	5,084	3,049
Depreciation and amortization	7,846	7,910
(Equity) deficit in earnings of real estate partnership	218	(280)
Interest expense	7,903	6,061
Interest, dividend and other investment income	(20)	(14)
Provision for income taxes	119	101
Management fee, net of related expenses	—	52
Loss on sale or disposal of assets, net	6	15
NOI of real estate partnership (pro rata)(1)	548	997
Net income attributable to noncontrolling interests	54	111
NOI	$25,605	$25,080

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

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

During the three months ended March 31, 2023, our cash provided by operating activities was $4,915,000 and our total distributions were $5,996,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $1,081,000. We anticipate that cash flows from operating activities and our borrowing capacity under our unsecured revolving credit facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On February 22, 2022, the Company announced an increase to its quarterly distribution to $0.12 per common share and OP unit, equal to a monthly distribution of $0.04, beginning with the April 2022 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of March 31, 2023, subject to any potential future paydowns in the borrowing base, we have $136.9 million remaining availability under the revolving credit facility.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In light of the dynamics in the capital markets impacted by macro economic factors and economic uncertainty, our access to capital may be diminished. Despite these potential challenges, we believe we have sufficient access to capital for the foreseeable future, but we can provide no assurance that such capital will be available to us on attractive terms or at all.

On May 20, 2022, our universal shelf registration statement on Form S-3 was declared effective by the SEC, which registers the issuance and sale by us of up to $500 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On September 9, 2022, we entered into eleven equity distribution agreements for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-264881). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements. For the three months ended March 31, 2023 and 2022, we did not sell shares under the 2022 equity distribution agreements.

To the extent we sell shares in the future under the 2022 equity distribution agreements, we anticipate using net proceeds from common shares issued pursuant to equity distribution agreements for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $3,672,000 as of March 31, 2023, as compared to $6,355,000 on December 31, 2022.  Sources and uses of cash during the three months ended March 31, 2023 and 2022 were as follows:

Sources of Cash

•	Cash flow from operations of $4,915,000 for the three months ended March 31, 2023, compared to $4,915,000 for the three months ended March 31, 2022;

Uses of Cash

•	Payment of distributions to common shareholders and OP unit holders of $5,996,000 for the three months ended March 31, 2023, compared to $5,351,000 for the three months ended March 31, 2022;

•	Additions to real estate of $3,529,000 for the three months ended March 31, 2023, compared to $3,359,000 for the three months ended March 31, 2022;

•	Payments of notes payable of $7,571,000 for the three months ended March 31, 2023, compared to $863,000 for the three months ended March 31, 2022;

•	Payment of finance lease liability of $2,000 for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022;

•	Proceeds from credit facility of $9,500,000 for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2023	December 31, 2022
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,925	18,016
$20.2 million 4.28% Note, due June 6, 2023	17,262	17,375
$14.0 million 4.34% Note, due September 11, 2024	12,638	12,709
$14.3 million 4.34% Note, due September 11, 2024	13,453	13,520
$15.1 million 4.99% Note, due January 6, 2024	13,563	13,635
$2.6 million 5.46% Note, due October 1, 2023	2,222	2,236
$50.0 million, 5.09% Note, due March 22, 2029	42,857	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$3.0 million 6.78% Note, due December 28, 2023	3,002	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	63,000	103,500
Total notes payable principal	630,922	625,991
Less deferred financing costs, net of accumulated amortization	(513)	(564)
Total notes payable	$630,409	$625,427

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2028, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

Scheduled maturities of our outstanding debt as of March 31, 2023 were as follows (in thousands):

Year	Amount Due
2023 (remaining)	$23,634
2024	63,573
2025	17,143
2026	130,143
2027	97,143
Thereafter	299,286
Total	$630,922

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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term SOFR plus an applicable margin based upon our then existing leverage. As of March 31, 2023, the interest rate on the 2022 Revolver was 6.32%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2023, subject to any potential future paydowns or increases in the borrowing base, we have $136.9 millionremaining availability under the 2022 Revolver. As of March 31, 2023, $378.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $136.9 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

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

As of March 31, 2023, our $157.1 million in secured debt was collateralized by seven properties with a carrying value of $242.3 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2023, we were in compliance with all loan covenants.

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

The following is a summary of the Company's capital expenditures for the three month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Capital expenditures:
Tenant improvements and allowances	$1,463	$2,592
Developments / redevelopments	543	385
Leasing commissions and costs	414	633
Maintenance capital expenditures	1,523	382
Total capital expenditures	$3,943	$3,992

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

During the three months ended March 31, 2023, we paid distributions to our common shareholders and OP unit holders of $6.0 million, compared to $5.4 million in the three months ended March 31, 2022.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2022 and the three months ended March 31, 2023 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2023
First Quarter	$0.1200	$5,913	$0.1200	$83	$5,996
Total	$0.1200	$5,913	$0.1200	$83	$5,996

2022
Fourth Quarter	$0.1200	$5,909	$0.1200	$83	$5,992
Third Quarter	0.1200	5,901	0.1200	88	5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.4675	$22,958	$0.4675	$346	$23,304

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

Fixed Interest Rate

As of March 31, 2023, $567.9 million, or approximately 90% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2023 of approximately 4.70% per annum with scheduled maturities ranging from 2023 to 2029. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $18.8 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2023, $63.0 million, or approximately 10% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.6 million, respectively. On March 31, 2023 we entered into $50 million interest rate swap to fix the unhedged SOFR portion of the variable rate debt at 3.71%.

Credit Risk

Credit risk may be increased as a result of macroeconomic factors such as inflation, rising interest rates, and financial institution disruptions. Actions taken by the U.S. and international governments to decrease the impact of inflation, including rising interest rates, may result in a continued decline in global economic activity generally, and may adversely affect the financial condition of our tenants in particular. Although the full extent of the adverse impacts on our tenants cannot be predicted, in future periods we may experience reductions in on-time payments or closures of tenants’ businesses, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation between the Company and Pillarstone REIT

On September 16, 2022, Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership, L.P. filed suit against the Company and certain of its subsidiaries (Whitestone TRS, Inc. and Whitestone REIT Operating Partnership, L.P.) along with certain of its executives (Peter Tropoli, Christine Mastandrea,  and David Holeman) in the District Court of Harris County, Texas, alleging claims relating to the limited partnership agreement between Pillarstone Capital REIT and Whitestone REIT Operating Partnership, as well as the termination of Management Agreements between Pillarstone Capital REIT Operating Partnership, L.P. and Whitestone TRS, Inc. On November 25, 2022, the claims against Peter Tropoli, Christine Mastandrea and David Holeman were dismissed. The claimants seeks monetary relief in excess of $1,000,000 in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

Former CEO Litigation

On February 23, 2022, the Company’s former CEO, James Mastandrea, filed suit against the Company and certain of its trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging claims relating to the termination of his employment. Claimant purports to assert claims for breach of his employment contract, negligence, tortious interference with contract, civil conspiracy, and declaratory judgment. On September 12, 2022, the claim for breach of fiduciary duty was dismissed and a claim for negligence was added. The claimant seeks a maximum of $25 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)

During the three months ended March 31, 2023, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	N/A	N/A
February 1, 2023 - February 28, 2023	—	—	N/A	N/A
March 1, 2023 - March 31, 2023	—	—	N/A	N/A
Total	—	$—

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

10.2

Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and David K. Holeman (previously filed as and incorporated by reference to Exhibit 10.1*+ on Form 10-Q, filed August 8, 2022).

10.3

Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Christine Mastandrea (previously filed as and incorporated by reference to Exhibit 10.2*+ on Form 10-Q, filed August 8, 2022)

10.4

Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and J. Scott Hogan (previously filed as and incorporated by reference to Exhibit 10.3*+ on Form 10-Q, filed August 8, 2022).

10.5

Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Peter A Tropoli (previously filed as and incorporated by reference to Exhibit 10.4*+ on Form 10-Q, filed August 8, 2022).

10.6

Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Soklin “Michelle” Siv (previously filed as and incorporated by reference to Exhibit 10.5*+ on Form 10-Q, filed August 8, 2022).

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

101

The following financial information of the Registrant for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2023 and 2022 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	May 3, 2023	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)