Form 10-Q
period 2023-06-30
Whitestone REIT
filed 2023-08-02
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, there were 49,520,721 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,224,195	$1,199,041
Accumulated depreciation	(218,007)	(208,286)
Total real estate assets	1,006,188	990,755
Investment in real estate partnership	33,574	34,826
Cash and cash equivalents	2,927	6,166
Restricted cash	122	189
Escrows and acquisition deposits	22,292	12,827
Accrued rents and accounts receivable, net of allowance for doubtful accounts	27,027	25,570
Receivable due from related party	1,436	1,377
Unamortized lease commissions, legal fees and loan costs	12,854	12,697
Prepaid expenses and other assets(1)	11,945	7,838
Finance lease right-of-use assets	10,471	10,522
Total assets	$1,128,836	$1,102,767

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$650,024	$625,427
Accounts payable and accrued expenses(2)	30,571	36,154
Payable due to related party	1,577	1,561
Tenants' security deposits	8,403	8,428
Dividends and distributions payable	6,020	6,008
Finance lease liabilities	729	735
Total liabilities	697,324	678,313
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,519,919 and 49,422,716 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	50	49
Additional paid-in capital	626,022	624,785
Accumulated deficit	(209,087)	(212,366)
Accumulated other comprehensive income	8,453	5,980
Total Whitestone REIT shareholders' equity	425,438	418,448
Noncontrolling interest in subsidiary	6,074	6,006
Total equity	431,512	424,454
Total liabilities and equity	$1,128,836	$1,102,767

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2023	December 31, 2022
	(unaudited)
(1) Operating lease right of use assets (net)	$93	$124
(2) Operating lease liabilities	$98	$129

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental(1)	$36,241	$34,663	$71,738	$68,471
Management, transaction, and other fees	219	334	573	649
Total revenues	36,460	34,997	72,311	69,120

Operating expenses
Depreciation and amortization	8,360	7,862	16,206	15,772
Operating and maintenance	6,899	6,211	12,985	11,936
Real estate taxes	4,767	4,987	9,475	9,354
General and administrative	5,175	5,182	10,259	8,231
Total operating expenses	25,201	24,242	48,925	45,293

Other expenses (income)
Interest expense	8,260	6,234	16,163	12,295
Gain on sale of properties	(9,621)	—	(9,621)	—
(Gain) loss on disposal of assets, net	14	(10)	20	5
Interest, dividend and other investment income	(18)	(16)	(38)	(30)
Total other expenses (income)	(1,365)	6,208	6,524	12,270

Income before equity investment in real estate partnership and income tax	12,624	4,547	16,862	11,557

Equity (deficit) in earnings of real estate partnership	(1,034)	(41)	(1,252)	239
Provision for income tax	(125)	(100)	(244)	(201)
Net income	11,465	4,406	15,366	11,595

Less: Net income attributable to noncontrolling interests	159	68	213	179

Net income attributable to Whitestone REIT	$11,306	$4,338	$15,153	$11,416

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.23	$0.09	$0.31	$0.23
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.22	$0.09	$0.30	$0.23

Weighted average number of common shares outstanding:
Basic	49,426	49,147	49,425	49,147
Diluted	50,259	50,047	50,262	50,177

Consolidated Statements of Comprehensive Income

Net income	$11,465	$4,406	$15,366	$11,595

Other comprehensive income

Unrealized gain on cash flow hedging activities	7,095	2,675	2,508	8,661

Comprehensive income	18,560	7,081	17,874	20,256

Less: Net income attributable to noncontrolling interests	159	68	213	179
Less: Comprehensive income attributable to noncontrolling interests	99	41	35	133

Comprehensive income attributable to Whitestone REIT	$18,302	$6,972	$17,626	$19,944

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(1) Rental
Rental revenues	$26,519	$24,935	$52,259	$49,779
Recoveries	9,955	9,603	20,036	18,940
Bad debt	(233)	125	(557)	(248)
Total rental	$36,241	$34,663	$71,738	$68,471

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2022	49,423	$49	$624,785	$(212,366)	$5,980	$418,448	695	$6,006	$424,454
Issuance of shares under dividend reinvestment plan	2	—	17	—	—	17	—	—	17
Share-based compensation	—	—	755	—	—	755	—	—	755
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,931)	—	(5,931)	—	(83)	(6,014)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(4,523)	(4,523)	—	(64)	(4,587)
Net income	—	—	—	3,847	—	3,847	—	54	3,901
Balance, March 31, 2023	49,425	$49	$625,557	$(214,450)	$1,457	$412,613	695	$5,913	$418,526
Exchange of noncontrolling interest OP units for common shares	1	1	10	—	—	11	(1)	(11)	—
Issuance of shares under dividend reinvestment plan	2	—	19	—	—	19	—	—	19
Repurchase of common shares (1)	(30)	—	(289)	—	—	(289)	—	—	(289)
Share-based compensation	122	—	725	—	—	725	—	—	725
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,943)	—	(5,943)	—	(86)	(6,029)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	6,996	6,996	—	99	7,095
Net income	—	—	—	11,306	—	11,306	—	159	11,465
Balance, June 30, 2023	49,520	$50	$626,022	$(209,087)	$8,453	$425,438	694	$6,074	$431,512

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$15,366	$11,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,206	15,772
Amortization of deferred loan costs	550	548
Gain on sale of properties	(9,621)	—
Loss on disposal of assets	20	5
Bad debt	557	247
Share-based compensation	1,480	(630)
(Equity) deficit in earnings of real estate partnership	1,252	(239)
Amortization of right-of-use assets - finance leases	51	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,982	651
Accrued rents and accounts receivable	(2,014)	(997)
Receivable due from related party	(59)	(373)
Unamortized lease commissions, legal fees and loan costs	(1,894)	(1,402)
Prepaid expenses and other assets	1,430	708
Accounts payable and accrued expenses	(5,586)	(8,254)
Payable due to related party	16	438
Tenants' security deposits	(25)	244
Net cash provided by operating activities	21,711	18,313
Cash flows from investing activities:
Acquisitions of real estate	(25,455)	—
Additions to real estate	(8,771)	(7,196)
Proceeds from sales of properties	13,447	—
Reverse 1031 exchange	(13,447)	—
Net cash used in investing activities	(34,226)	(7,196)
Cash flows from financing activities:
Distributions paid to common shareholders	(11,826)	(11,148)
Distributions paid to OP unit holders	(166)	(175)
Net proceeds from (payments of) credit facility	48,000	(5,000)
Repayments of notes payable	(26,504)	(1,782)
Repurchase of common shares	(289)	(278)
Payment of finance lease liability	(6)	—
Net cash provided by (used in) financing activities	9,209	(18,383)
Net decrease in cash, cash equivalents and restricted cash	(3,306)	(7,266)
Cash, cash equivalents and restricted cash at beginning of period	6,355	15,914
Cash, cash equivalents and restricted cash at end of period (1)	$3,049	$8,648

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,219	$11,790
Cash paid for taxes	$435	$366
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$864	$25
Financed insurance premiums	$3,002	$1,846
Value of shares issued under dividend reinvestment plan	$36	$32
Value of common shares exchanged for OP units	$11	$8
Change in fair value of cash flow hedge	$2,508	$8,661

	June 30,
	2023	2022
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,927	$8,464
Restricted cash	122	184
Total cash, cash equivalents and restricted cash	$3,049	$8,648

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2022 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended June 30, 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2023 and December 31, 2022, and the results of operations for the three and six month periods ended June 30, 2023 and 2022, the consolidated statements of changes in equity for the three and six months ended   June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2023 and December 31, 2022, Whitestone wholly owned 56 and 57 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of June 30, 2023, these properties consist of:

Consolidated Operating Portfolio

•	51 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of June 30, 2023, we, through our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2023 and December 31, 2022, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the grant date fair value of common share units included in share-based compensation expense, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps, the estimates supporting our impairment analysis for the carrying values of our real estate assets, and the estimates made regarding Pillarstone REIT Operating Partnership LP’s financial condition and results of operations.  Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of June 30, 2023, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2023, approximately $ 137,000 and $ 72,000 in interest expense and real estate taxes, respectively, were capitalized and for the six months ended June 30, 2023, approximately $ 271,000 and $ 145,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2022, approximately $ 105,000 and $ 75,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2022 approximately $ 204,000 and $ 150,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 800,000 and $ 841,000 in share-based compensation net of forfeitures for the three months ended June 30, 2023 and 2022, respectively, and we recognized $ 1,629,000 and $ (488,000) in share-based compensation net of forfeitures for the six months ended June 30, 2023 and 2022, respectively. On January 18, 2022, the Board of Trustees terminated James Mastandrea, with cause, from his position as Chief Executive Officer. Mr. Mastandrea was also replaced as Chairman of the Board. Following his termination, the Board of Trustees appointed Dave Holeman, previously our Chief Financial Officer, as Chief Executive Officer. The Company also recently replaced its Chief Operating Officer and Executive Vice President of Acquisitions and Asset Management. As a result of these changes, we recognized a reduction of share-based compensation of $2.2 million during the three months ended March 31, 2022 due to forfeitures. We recognize forfeitures as they occur.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2023 and December 31, 2022, we had an allowance for uncollectible accounts of $13.7 million and $13.8 million, respectively. During the three months ending June 30, 2023 and 2022, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, in the amount of a $0.2 million decrease to revenue and a $0.1 million increase to revenue, respectively, and during the six months ending June 30, 2023 and 2022, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, in the amount of a $0.6 million and $0.2 million, respectively. Both adjustments resulted in a decrease in revenue. The three months ended June 30, 2023 included 18 cash basis tenants, resulting in an increase to rental revenue for straight-line rent adjustments of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.1 million, and the three months ended June 30, 2022 included 76 cash basis tenants, resulting in decreases to rental revenue for straight-line rent adjustments of  $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.1 million, respectively. The six months ended June 30, 2023 included 18 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.3 million, and the six months ended June 30, 2022 included 76 cash basis tenants, resulting in decreases to rental revenue for straight-line rent adjustments $0.6 million and a decrease to rental revenue for bad debt adjustments of $0.3 million, respectively.

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

Reverse 1031 Exchange. From time to time, we  may acquire properties utilizing a reverse like-kind exchange under Section 1031 of the Internal Revenue Code (“Reverse 1031 Exchange”) in order to defer taxable gains on the subsequent sale of real estate properties. On June 12, 2023, we acquired Arcadia Towne Center for a total purchase price of approximately $25.5 million in cash and net prorations as part of a Reverse 1031 Exchange. On June 30, 2023 we sold Westchase and Sunridge and received net proceeds of $13.4 million. The acquired property and the net proceeds from the sold properties are in the possession of a limited liability company whose legal equity interest is owned by a qualified intermediary engaged to execute the Reverse 1031 Exchange until the Reverse 1031 Exchange is completed or terminated. The limited liability company was deemed to be a variable interest entity (“VIE”) for which we are deemed to be the primary beneficiary as we have the ability to direct the activities of the entity that most significantly impact its economic performance and we have all of the risks and rewards of ownership. As such, the VIE, including the acquired property and net proceeds, was included in our consolidated financial statements as a consolidated VIE until legal title and net proceeds were transferred to us upon the completion of the Reverse 1031 Exchange on July 12, 2023. There was one consolidated VIE on the consolidated financial statements as of June 30, 2023.

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
June 30, 2023
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of June 30, 2023 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2023 (remaining)	$49,188
2024	90,774
2025	74,547
2026	59,608
2027	47,388
Thereafter	138,755
Total	$460,260

(1)	These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to three years.  As of June 30, 2023 the Company had one ground lease with the lease term of 99 years. The lease is classified as a finance lease. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Lease
2023 (remaining)	$31	$30
2024	43	61
2025	28	62
2026	1	64
2027	—	65
Thereafter	—	2,773
Total undiscounted rental payments	103	3,055
Less imputed interest	5	2,326
Total lease liabilities	$98	$729

For the three months ended June 30, 2023 and 2022, the total lease costs for operating leases were $ 8,000 and $ 201,000, respectively, and for the finance lease were $ 22,000 and $0, respectively. For the six months ended June 30, 2023 and 2022, the total lease costs for operating leases were $ 41,000 and $ 430,000 respectively, and for the finance lease were $51,000 and $0, respectively. The weighted average remaining lease term for our operating and finance leases was 2.2 and 98 years, respectively, at June 30, 2023. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% for operating and 6% for finance leases at June 30, 2023.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2023	December 31, 2022
Tenant receivables	$16,889	$16,828
Accrued rents and other recoveries	22,741	22,103
Allowance for doubtful accounts	(13,729)	(13,822)
Other receivables	1,126	461
Total	$27,027	$25,570

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasing commissions	$17,310	$16,364
Deferred legal cost	359	364
Deferred financing cost	4,149	4,149
Total cost	21,818	20,877
Less: leasing commissions accumulated amortization	(7,977)	(7,649)
Less: deferred legal cost accumulated amortization	(269)	(263)
Less: deferred financing cost accumulated amortization	(718)	(268)
Total cost, net of accumulated amortization	$12,854	$12,697

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
June 30, 2023
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

We rely on reporting from Pillarstone OP's general partner, Pillarstone Capital REIT (“PRLE”), for financial information regarding the Company’s investment in Pillarstone OP.  PRLE is a public company that is delinquent in its SEC reporting obligations, having yet to file its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, and its Annual Report on Form 10-K for the year ended December 31, 2022. Despite numerous attempts by us to obtain this information as required by the limited partnership agreement between Pillarstone Capital REIT and Whitestone REIT Operating Partnership, PRLE has failed to produce such information. As a result, we have relied on other publicly available information as a basis to estimate the net income, depreciation and amortization, and other metrics used in our financial reporting.  We also estimated certain expenses, such as legal and professional fees based on information publicly disclosed by PRLE, allocating such expenses based on what we believe can be charged to Pillarstone OP and which expenses cannot be charged to Pillarstone OP pursuant to the limited partnership agreement between Pillarstone Capital REIT and Whitestone REIT Operating Partnership.  We have requested for PRLE to characterize the fees and notify us of which fees they intend to charge to Pillarstone OP, but PRLE has not provided the information.  To the extent PRLE provides updated financial information as required and requested, we will adjust our financial reporting for Pillarstone OP as appropriate. There can be no assurance that PRLE actual financial results will not differ materially from our estimates.

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		June 30, 2023	December 31, 2022
Real estate partnership	Ownership Interest
Pillarstone OP	81.4%	$33,574	$34,826
Total real estate partnership(1)(2)(3)		$33,574	$34,826

(1)	Representing eight property interests and 926,798 square feet of GLA, as of June 30, 2023 and December 31, 2022.

(2)

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new rights agreement (the “Pillarstone Rights Agreement”), pursuant to which each holder of Pillarstone REIT common stock received one preferred share purchase right (a “Right”) per common share held as of the applicable record date. Each Right entitles the registered holder to purchase from Pillarstone REIT one one-thousandth (a “Unit”) of a series D preferred share of Pillarstone at a purchase price (“Purchase Price”) of $7.00 per Unit, subject to adjustment. The Rights are exercisable upon the occurrence of certain events as described in the Pillarstone Rights Agreement, including the acquisition by certain holders of 5% or more of the common shares of Pillarstone REIT (an “Acquiring Person”). Upon the acquisition of Pillarstone REIT common shares by an Acquiring Person, each holder of a Right (other than an Acquiring Person), will have the right to receive upon exercise a number of Pillarstone REIT common shares having a market value of two times the Purchase Price. As set forth in the Amended and Restated Limited Partnership Agreement of Pillarstone OP, dated as of December 8, 2016 (the “Pillarstone Partnership Agreement”), we have the contractual right to have our limited partnership interests in Pillarstone redeemed at our discretion. However, upon receipt of a redemption notice, Pillarstone OP has the option to pay the applicable redemption price in cash, based on the market value of Pillarstone REIT common shares, or in Pillarstone REIT common shares. To the extent we seek to have our partnership units in Pillarstone OP redeemed and Pillarstone OP elects to pay the applicable redemption price in Pillarstone REIT common shares (and such shares represent 5% or more of the outstanding common shares of Pillarstone REIT), the Rights could become exercisable. To the extent the Rights are exercised as a result of our Pillarstone OP units being redeemed for Pillarstone REIT common shares, our ownership interest in Pillarstone REIT would be significantly diluted, which could adversely impact the value of our investment in Pillarstone OP. Because Pillarstone REIT seeks to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement due to Pillarstone REIT’s alleged (i) breach of the Pillarstone Partnership Agreement, (ii) breach of its fiduciary duty as general partner of Pillarstone OP to Whitestone OP, (iii) and breach of the implied covenant of good faith and fair dealing under the Pillarstone Partnership Agreement. The lawsuit seeks rescission and voiding of the Pillarstone Rights Agreement; a declaration that the Pillarstone Rights Agreement is unenforceable, invalid, and of no force and effect; an order permanently enjoining enforcement of the Pillarstone Rights Agreement; an award of monetary damages; and broad restrictions on Pillarstone REIT’s ability to conduct its business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. On September 8, 2022, Whitestone OP's Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court. Trial was held on July 17-18, 2023. Based on the currently anticipated schedule, post-trial briefing is expected to conclude in the fall of 2023 and the Court can then choose to have post-trial argument. Thereafter, the Court will issue a decision on Whitestone OP’s outstanding claims. Whitestone OP is asking the Court to declare the Pillarstone Rights Agreement unenforceable and to permit Whitestone OP to tender a Notice of Redemption. In addition (or alternatively), Whitestone OP seeks an award of monetary damages of at least $51,200,600 based on the amount that Pillarstone's misconduct precluded Whitestone OP from receiving in or around December 2021, as well as an award of pre- and post-judgment interest at the statutory rate.

(3)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

The table below presents the Company’s share of net income (loss) from its investment in the real estate partnership which is included in equity (deficit) in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Pillarstone OP	$(1,034)	$(41)	$(1,252)	$239

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Real estate, net	$47,421	$47,727
Other assets	9,680	9,680
Total assets(1)	57,101	57,407
Liabilities and equity:
Notes payable	14,454	14,616
Other liabilities	3,911	3,782
Equity	38,736	39,009
Total liabilities and equity(2)	57,101	57,407
Company’s share of equity	31,550	31,773
Cost of investment in excess of the Company’s share of underlying net book value	2,024	3,053
Carrying value of investment in real estate partnership(3)	$33,574	$34,826

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated total assets and its components based on the information available to us at the time of this report.

(2)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated total liabilities and equity and its components based on the information available to us at the time of this report.

(3)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$2,152	$2,278	$4,155	$4,604
Operating expenses	(3,180)	(1,946)	(5,212)	(3,551)
Other expenses	(208)	(349)	(414)	(693)
Net income (loss) (1)	$(1,236)	$(17)	$(1,471)	$360

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated net income (loss) and its components based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for both of the three months ended  June 30, 2023 and 2022 is $ 27,000 and for both of the six months ended June 30, 2023 and 2022 is $ 54,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended  June 30, 2023 and 2022, the amortization of the guarantee liability was approximately $ 9,000 and $ 10,000, respectively, and for the six months ended June 30, 2023 and 2022, the amortization of the guarantee liability was $ 18,000 and $ 19,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2023	December 31, 2022
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,838	18,016
$20.2 million 4.28% Note, due June 6, 2023	—	17,375
$14.0 million 4.34% Note, due September 11, 2024	12,569	12,709
$14.3 million 4.34% Note, due September 11, 2024	13,389	13,520
$15.1 million 4.99% Note, due January 6, 2024	13,493	13,635
$2.6 million 5.46% Note, due October 1, 2023	2,209	2,236
$50.0 million, 5.09% Note, due March 22, 2029	42,857	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$3.0 million 6.78% Note, due December 28, 2023	1,634	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	101,500	103,500
Total notes payable principal	650,489	625,991
Less deferred financing costs, net of accumulated amortization	(465)	(564)
Total notes payable	$650,024	$625,427

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
June 30, 2023
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

The principal of the Series A Notes began to amortize on March 22, 2023 with annual principal payments of approximately $7.1 million. The principal of the Series B Notes will begin to amortize on March 22, 2025 with annual principal payments of $10.0 million. The Notes will pay interest quarterly on the 22nd day of March, June, September and December in each year until maturity.

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
June 30, 2023
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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our then existing leverage. As of June 30, 2023, the interest rate on the 2022 Revolver was 6.85%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2023, subject to any potential future paydowns or increases in the borrowing base, we have $98.5 million remaining availability under the 2022 Revolver. As of June 30, 2023, $416.5 million was drawn on the 2022 Facility and our unused borrowing capacity was $98.5 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

As of June 30, 2023, our $139.5 million in secured debt was collateralized by six properties with a carrying value of $218.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2023, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2023 were as follows (in thousands):

Year	Amount Due
2023 (remaining)	$4,701
2024	63,573
2025	17,143
2026	168,643
2027	97,143
Thereafter	299,286
Total	$650,489

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

June 30, 2023
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$8,574

December 31, 2022
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$6,065

On March 31, 2023, we, through our Operating Partnership, entered into an interest rate swap of $50 million (“Revolver Swap”) with Bank of Montreal that fixed the unhedged SOFR portion of the variable rate debt at 3.71%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $10.0 million of the swap to U.S. Bank, $10.0 million of the swap to Capital One, $12.5 million of the swap to SunTrust Bank, and $2.5 million of the swap to Associated Bank. The swap began on March 31, 2023 and will mature on September 16, 2026. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended June 30, 2023	$7,095	Interest expense	$1,701
Three Months Ended June 30, 2022	$2,675	Interest expense	$(998)

Six Months Ended June 30, 2023	$2,508	Interest expense	$2,904
Six Months Ended June 30, 2022	$8,661	Interest expense	$(2,329)

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2023 and 2022.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2023 and 2022, 694,297 and 769,848 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive and during the six months ended June 30, 2023 and 2022, 694,298 and 770,000 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$11,465	$4,406	$15,366	$11,595
Less: Net income attributable to noncontrolling interests	(159)	(68)	(213)	(179)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$11,306	$4,338	$15,153	$11,416

Denominator:
Weighted average number of common shares - basic	49,426	49,147	49,425	49,147
Effect of dilutive securities:
Unvested restricted shares	833	900	837	1,030
Weighted average number of common shares - dilutive	50,259	50,047	50,262	50,177

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.23	$0.09	$0.31	$0.23
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.22	$0.09	$0.30	$0.23

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2023 and 2022, we recognized approximately $ 125,000 and $ 100,000, respectively, in margin tax provision and for the six months ended June 30, 2023 and 2022, we recognized approximately $ 244,000 and $ 201,000, respectively.

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

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the three and six months ended June 30, 2023 and 2022, we did not sell shares under the equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2023, we owned a 98.6% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2023 and December 31, 2022, there were 50,092,684  and 49,996,356 OP units outstanding, respectively.  We owned 49,399,079 and 49,301,876 OP units as of June 30, 2023 and December 31, 2022, respectively. The balance of the OP units is owned by third parties, including certain members of our board of trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.6% and 98.5% for the three months ended June 30, 2023 and 2022, respectively, and approximately 98.6% and 98.5% for the six months ended June 30, 2023 and 2022, respectively. During the three months ended  June 30, 2023 and 2022, 864 and 341 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended June 30, 2023 and 2022, 875 and 953 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2022 and the six months ended June 30, 2023 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2023
Second Quarter	$0.1200	$5,913	$0.1200	$83	$5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.2400	$11,826	$0.2400	$166	$11,992

2022
Fourth Quarter	$0.1200	$5,909	$0.1200	$83	$5,992
Third Quarter	0.1200	5,901	0.1200	88	5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.4675	$22,958	$0.4675	$346	$23,304

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

12.  INCENTIVE SHARE PLAN

 The Company's 2008 Long-Term Equity Incentive Plan (as amended, the “2008 Plan“) expired in July 2018. At the Company’s annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan“). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired.

The Compensation Committee administered the 2008 Plan and administers the 2018 Plan except, in each case, with respect to awards to non-employee trustees, for which the 2008 Plan was and the 2018 Plan is administered by the board of trustees. The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards. On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) that occurs on or before September 30, 2024 (the “CIC Units”) to certain of our employees. Continued employment is required through the vesting date. If a Change in Control does not occur on or before September 30, 2024, the CIC Units shall be immediately forfeited. The Company considers a Change in Control on or before September 30, 2024 to be improbable, and no expense has been recognized for the CIC Units. If a Change in Control occurs, any outstanding CIC Units would be expensed immediately on the date of the Change in Control using the grant date fair value. The grant date fair value for each CIC Unit of $13.05 was determined based on the Company’s closing share price on the grant date. As of June 30, 2023, 455,000 CIC Units remained outstanding.

On July 31, 2020, the Compensation Committee approved the grant of an aggregate of 545,000 Total Shareholder Return Units (“TSR Units“) and 530,000 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $5.55 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the July 31, 2020 grant date to the end of the performance period, December 31, 2022. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. On December 31, 2022, the remaining unvested 273,500 TSR Units that were granted on July 31, 2020 vested at 0% attainment into 0 common shares. The time-based restricted common share units have a grant date fair value of $5.83 and vest annually in three equal installments.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

On March 7, 2023, the Compensation Committee approved the grant of an aggregate of 228,025 TSR Units and 228,025 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $9.55 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the June 30, 2023 grant date to the end of the performance period, December 31, 2025. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $8.72 and vest annually in three equal installments.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	1,220,945	$10.03
Granted	456,050	9.14
Vested	(122,301)	8.55
Forfeited	(17,096)	10.01
Non-vested at June 30, 2023	1,537,598	9.88
Available for grant at June 30, 2023	1,110,823

A summary of our non-vested and vested shares activity for the six months ended June 30, 2023 and years ended December 31, 2022 and 2021 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2023	456,050	$9.14	(122,301)	$1,045
Year Ended December 31, 2022	360,334	$11.61	(519,003)	$3,442
Year Ended December 31, 2021	904,215	$5.99	(1,024,808)	$9,757

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Total compensation recognized in earnings for share-based payments was $800,000 and $841,000 for the three months ended June 30, 2023 and 2022, respectively, and $1,629,000 and $(488,000) for the six months ended June 30, 2023 and 2022, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 455,000 CIC Units, to vest over the next 36 months. As of June 30, 2023, there was approximately $3.6 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 30 months, and approximately $3.6 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on July 1, 2023.

We expect to record approximately $3.7 million in non-cash share-based compensation expense in 2023 and $5.3 million subsequent to 2023. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 27 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of June 30, 2023, the TSR Peer Group Ranking called for attainment of 100%, 150%, and 100% for the shares issued in 2021, 2022, and 2023, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

15. REAL ESTATE

Property Acquisitions.

On June 12, 2023, we acquired Arcadia Towne Center, a property that meets our Community Centered Property® strategy, for $25.5 million in cash and net prorations. Arcadia Towne Center, a 69,503 square foot property, was 100% leased at the time of purchase and is located in Phoenix, Arizona.

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

Property dispositions.

On June 30, 2023, we completed the sale of Westchase, located in Houston, Texas, for $7.8 million. We recorded a gain on sale of $4.6 million. We have not included Westchase in discontinued operations as it did not meet the definition of discontinued operations.

On June 30, 2023, we completed the sale of Sunridge, located in Houston, Texas, for $6.7 million. We recorded a gain on sale of $5.0 million. We have not included Sunridge in discontinued operations as it did not meet the definition of discontinued operations.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

16.  RELATED PARTY TRANSACTIONS

The Contribution. Prior to his employment termination on January 18, 2022, Mr. James C. Mastandrea, the former Chairman and Chief Executive Officer of Whitestone REIT, also served as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 66.7% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). He resigned as a member of the Board of Whitestone REIT on April 18, 2022. Prior to his employment termination on February 9, 2022, Mr. John J. Dee, the Company’s former Chief Operating Officer and Corporate Secretary, also served as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 20.0% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, until expiration of his term on May 12, 2023, also served as a Trustee of Pillarstone REIT.

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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2023	2022	2023	2022
Rent	Operating and maintenance	$—	$(174)	$(15)	$(366)
Property management fee income	Management, transaction, and other fees	$—	$144	$—	$284

17.  COMMITMENTS AND CONTINGENCIES

Former COO Litigation

On May 9, 2023, the Company’s former COO, John Dee, filed suit against the Company in the District Court of Harris County, Texas. Claimant purports to assert claims for breach of his change-in-control agreement arising from the Company’s termination of its former CEO James Mastandrea for cause, and is seeking monetary relief in excess of $1,000,000 in damages and equitable relief. The Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

On September 8, 2022, Whitestone OP’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court.

Trial was held on July 17-18, 2023.  Based on the currently anticipated schedule, post-trial briefing is expected to conclude in the fall of 2023 and the Court can then choose to have post-trial argument.  Thereafter, the Court will issue a decision on Whitestone OP’s outstanding claims.

Whitestone OP is asking the Court to declare the Pillarstone Rights Agreement unenforceable and to permit Whitestone OP to tender a Notice of Redemption.  In addition (or alternatively), Whitestone OP seeks an award of monetary damages of at least $51,200,600 based on the amount that Pillarstone's misconduct precluded Whitestone OP from receiving in or around December 2021, as well as an award of pre- and post-judgment interest at the statutory rate.

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
•

adverse economic or real estate developments or conditions in Texas or Arizona, Houston and Phoenix in particular, including the potential impact of public health emergencies such as COVID-19 on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

•	our current geographic concentration in the Houston and Phoenix metropolitan area makes us susceptible to local economic downturns;
•	increases in interest rates, including as a result of inflation, operating costs or general and administrative expenses;
•	natural disasters, such as floods and hurricanes, which may increase as a result of climate change may adversely affect our returns;
•	increasing focus by stakeholders on environmental, social and governance matters;
•	financial institution disruptions;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	decreases in rental rates or increases in vacancy rates;
•	harm to our reputation, ability to do business and results of operations as a result of improper conduct by our employees, agents or business partners;
•	litigation risks;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;
•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all; and
•	the extent to which our estimates regarding Pillarstone OP's financial condition and results of operations differ from actual results.

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

As of June 30, 2023, we wholly owned 56 commercial properties consisting of:

Consolidated Operating Portfolio

•

51 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 5.0 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $985.2 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $21.0 million.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of June 30, 2023, we had an aggregate of 1,466 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.2% of our annualized rental revenues for the six months ended June 30, 2023.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 136 new and renewal leases during the six months ended June 30, 2023, totaling 367,391 square feet and approximately $41.8 million in total lease value.  This compares to 175 new and renewal leases totaling 484,477 square feet and approximately $52.1 million in total lease value during the same period in 2022.

We employed 77 full-time employees as of June 30, 2023.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of June 30, 2023, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 926,798 square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method.

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

Rising Interest Rates

As of June 30, 2023, $101.5 million, or approximately 16% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.60% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.0 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $36.5 million and $35.0 million for the three months ended June 30, 2023 and 2022, respectively, and $72.3 million and $69.1 million for the six months ended June 30, 2023 and 2022, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the conversion of18 tenants to cash basis revenue was an increase to rental revenue for straight-line rent reserve adjustment of $0.1 million and a decrease to rental revenue for bad debt adjustment of  $0.1 million for the three months ending June 30, 2023, and a decrease to rental revenue for straight-line rent reserve of $0.2 million and a decrease to rental revenue for bad debt of $0.3 million for the six months ended June 30, 2023.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2023, approximately 25% of our GLA was subject to leases that expire prior to December 31, 2024.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 67% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

Property Acquisitions, Dispositions and Development

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy.  We may acquire properties in other high-growth cities in the future. As part of our ongoing commitment to our Community Centered Properties® strategy and in pursuit of expanding our commercial property portfolio in high-growth markets, we have carefully evaluated and identified certain non-core properties for divestment, allowing us to reallocate resources towards acquiring properties that align more closely with our long-term growth objectives.

On June 12, 2023, we acquired Arcadia Towne Center, a property that meets our Community Centered Property® strategy, for $25.5 million in cash and net prorations. Arcadia Towne Center, a 69,503 square foot property, was 100% leased at the time of purchase and is located in Phoenix, Arizona.

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

On June 30, 2023, we completed the sale of Westchase, located in Houston, Texas, for $7.8 million. We recorded a gain on sale of $4.6 million. We have not included Westchase in discontinued operations as it did not meet the definition of discontinued operations.

On June 30, 2023, we completed the sale of Sunridge, located in Houston, Texas, for $6.7 million. We recorded a gain on sale of $5.0 million. We have not included Sunridge in discontinued operations as it did not meet the definition of discontinued operations.

Leasing Activity

As of June 30, 2023, we owned 56 properties with 5,036,645 square feet of GLA and, as of June 30, 2023 and June 30, 2022, our occupancy rate for all properties was approximately 93% and 91%, respectively. The following is a summary of the Company’s leasing activity for the six months ended June 30, 2023:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	78	211,829	3.2	$1.56	$25.29	$23.19	18.7%
New Leases	22	33,329	6.4	20.61	29.99	29.12	23.4%
Total	100	245,158	3.7	$4.15	$25.93	$24.00	19.5%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	90	271,306	3.1	$2.23	$22.26
New Leases	46	96,085	6.4	20.39	24.47
Total	136	367,391	3.9	$6.98	$22.84

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to these policies during the six months ended June 30, 2023 except for the estimates made regarding Pillarstone REIT Operating Partnership LP's financial condition and results of operations. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table provides a general comparison of our results of operations and other metrics for the three months ended June 30, 2023 and 2022 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended June 30,
	2023	2022
Number of properties owned and operated	56	60
Aggregate GLA (sq. ft.)(1)	5,036,645	5,211,176
Ending occupancy rate - operating portfolio (1)	93%	91%
Ending occupancy rate	93%	91%

Total revenues	$36,460	$34,997
Total operating expenses	25,201	24,242
Total other expense (income)	(1,365)	6,208
Income before equity investment in real estate partnership and income tax	12,624	4,547
Deficit in earnings of real estate partnership	(1,034)	(41)
Provision for income tax	(125)	(100)
Net income	11,465	4,406
Less: Net income attributable to noncontrolling interests	159	68
Net income attributable to Whitestone REIT	$11,306	$4,338

Funds from operations(2)	$10,579	$12,628
Property net operating income(3)	25,462	24,537
Distributions paid on common shares and OP units	5,996	5,972
Distributions per common share and OP unit	$0.1200	$0.1200
Distributions paid as a percentage of funds from operations	57%	47%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2023 to the three months ended June 30, 2022, Same Store includes properties owned during the entire period from April 1, 2022 to June 30, 2023. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Revenue	2023	2022	Change	% Change
Same Store
Rental revenues (1)	$25,556	$24,044	$1,512	6%
Recoveries (2)	9,576	9,122	454	5%
Bad debt (3)	(160)	132	(292)	(221)%
Total rental	34,972	33,298	1,674	5%
Other revenues	220	186	34	18%
Same Store Total	35,192	33,484	1,708	5%

Non-Same Store and Management Fees
Rental revenues (4)	963	891	72	8%
Recoveries (4)	379	481	(102)	(21)%
Bad debt (4)	(73)	(7)	(66)	943%
Total rental	1,269	1,365	(96)	(7)%
Other revenues (4)	(1)	3	(4)	(133)%
Management fees	—	145	(145)	(100)%
Non-Same Store and Management Fees Total	1,268	1,513	(245)	(16)%

Total revenue	$36,460	$34,997	$1,463	4%

(1)

The Same Store rental revenues increase of $1,512,000 resulted from an increase of $390,000 from higher average leased square feet from 4,486,330 to 4,559,010, and an increase of $1,122,000 from higher average rent per leased square foot from $21.44 to $22.42. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of an increase of $100,000 and a decrease of $186,000 for the three months ended June 30, 2023 and 2022, respectively.

(2)

The Same Store recoveries revenue increase of $454,000 is primarily attributable to increases in operating and maintenance expenses. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the three months ended June 30, 2023 and 2022, Same Store bad debt includes an adjustment of $100,000 and $100,000, respectively, from cash basis accounting.

(4)

Non-Same Store rental revenue includes Arcadia Towne Center (acquired on June 12, 2023), Dana Park Pad (acquired on December 2, 2022), Lake Woodlands Crossing (acquired on December 21. 2022), Westchase (sold on June 30, 2023), Sunridge (sold of June 30, 2023), Bissonnet/Beltway (sold on October 31, 2022), South Richey (sold on November 10, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), and Pima Norte (sold on November 30, 2022).

Operating expenses. The primary components of operating expenses for the three months ended June 30, 2023 and 2022 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Operating Expenses	2023	2022	Change	% Change
Same Store
Operating and maintenance (1)	$6,697	$5,573	$1,124	20%
Real estate taxes (2)	4,602	4,777	(175)	(4)%
Same Store total	11,299	10,350	949	9%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	202	464	(262)	(56)%
Real estate taxes (3)	165	210	(45)	(21)%
Affiliated company rents (4)	—	174	(174)	(100)%
Non-Same Store and affiliated company rents total	367	848	(481)	(57)%
Depreciation and amortization	8,360	7,862	498	6%
General and administrative	5,175	5,182	(7)	(0)%
Total operating expenses	$25,201	$24,242	$959	4%

(1)

The $1,124,000 Same Store operating and maintenance cost increase included $355,000 in increased repair cost, $286,000 in increased insurance costs, $235,000 in increased labor costs, $230,000 in increased contract services costs, and $18,000 in other costs.

(2)	Same Store real estate taxes decrease includes $175,000 more of real estate property tax refunds from successful property tax protests.

(3)

Non-Same Store operating expenses include Arcadia Towne Center (acquired on June 12, 2023), Dana Park Pad (acquired on December 2, 2022), Lake Woodlands Crossing (acquired on December 21. 2022), Westchase (sold on June 30, 2023), Sunridge (sold of June 30, 2023), Bissonnet/Beltway (sold on October 31, 2022), South Richey (sold on November 10, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), and Pima Norte (sold on November 30, 2022).

(4)	Affiliated company rents are spaces that we lease from Pillarstone OP.

Other expenses (income). The primary components of other expenses (income) for the three months ended June 30, 2023 and 2022 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Other Expenses (Income)	2023	2022	Change	% Change

Interest expense (1)	$8,260	$6,234	$2,026	32%
Gain on sale of properties (2)	(9,621)	—	(9,621)	N/A
(Gain) loss on disposal of assets, net	14	(10)	24	(240)%
Interest, dividend and other investment income	(18)	(16)	(2)	13%
Total other expenses (income)	$(1,365)	$6,208	$(7,573)	(122)%

(1)	The $2,026,000 increase in interest expense is attributable to rising interest rates, which led to an increase in our effective interest rate to 4.99% for the three months ended June 30, 2023 as compared to 3.72% for the three month ended June 30, 2022, resulting in a $2,034,000 increase in interest expense partially offset by a decrease in our average outstanding notes payable balance of $727,000.

(2)

On June 30, 2023, we completed the sale of Sunridge, located in Houston, Texas, for $6.7 million. We recorded a gain on sale of $5.0 million.

On June 30, 2023, we completed the sale of Westchase, located in Houston, Texas, for $7.8 million. We recorded a gain on sale of $4.6 million.

Equity (deficit) in earnings of real estate partnership. Our estimated equity (deficit) in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $993,000 from deficit of $41,000 for the three months ended June 30, 2022 to a deficit of $1,034,000 for the three months ended June 30, 2023. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Same Store (48 properties, excluding development land)
Property revenues
Rental	$34,972	$33,298	$1,674	5%
Management, transaction and other fees	220	186	34	18%
Total property revenues	35,192	33,484	1,708	5%

Property expenses
Property operation and maintenance	6,697	5,573	1,124	20%
Real estate taxes	4,602	4,777	(175)	(4)%
Total property expenses	11,299	10,350	949	9%

Total property revenues less total property expenses	23,893	23,134	759	3%

Same Store straight-line rent adjustments	(995)	(370)	(625)	169%
Same Store amortization of above/below market rents	(211)	(236)	25	(11)%
Same Store lease termination fees	(87)	(13)	(74)	569%

Same Store NOI(1)	$22,600	$22,515	$85	0%

(1)	See below for a reconciliation of property net operating income to net income.

	Three Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2023	2022
Net income attributable to Whitestone REIT	$11,306	$4,338
General and administrative expenses	5,175	5,182
Depreciation and amortization	8,360	7,862
Deficit in earnings of real estate partnership(1)	1,034	41
Interest expense	8,260	6,234
Interest, dividend and other investment income	(18)	(16)
Provision for income taxes	125	100
Gain on sale of properties	(9,621)	—
Management fee, net of related expenses	—	29
(Gain) loss on disposal of assets, net	14	(10)
NOI of real estate partnership (pro rata)(1)	668	709
Net income attributable to noncontrolling interests	159	68
NOI	$25,462	$24,537
Non-Same Store NOI (2)	(901)	(694)
NOI of real estate partnership (pro rata)(1)	(668)	(709)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	23,893	23,134
Same Store straight-line rent adjustments	(995)	(370)
Same Store amortization of above/below market rents	(211)	(236)
Same Store lease termination fees	(87)	(13)
Same Store NOI (3)	$22,600	$22,515

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended June 30, 2023 to the three months ended June 30, 2022, Non-Same Store includes properties acquired between April 1, 2022 and June 30, 2023 and properties sold between April 1, 2022 and June 30, 2023, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended June 30, 2023 to the three months ended June 30, 2022, Same Store includes properties owned before April 1, 2022 and not sold before June 30, 2023. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table provides a general comparison of our results of operations and other metrics for the six months ended June 30, 2023 and 2022 (dollars in thousands, except per share and per OP unit amounts):

	Six Months Ended June 30,
	2023	2022
Number of properties owned and operated	56	60
Aggregate GLA (sq. ft.)(1)	5,036,645	5,211,176
Ending occupancy rate - operating portfolio (1)	93%	91%
Ending occupancy rate	93%	91%

Total revenues	$72,311	$69,120
Total operating expenses	48,925	45,293
Total other expense	6,524	12,270
Income before equity investment in real estate partnership and income tax	16,862	11,557
Equity in earnings of real estate partnership	(1,252)	239
Provision for income tax	(244)	(201)
Net income	15,366	11,595
Less: Net income attributable to noncontrolling interests	213	179
Net income attributable to Whitestone REIT	$15,153	$11,416

Funds from operations (2)	$22,694	$28,094
Property net operating income (3)	51,083	49,617
Distributions paid on common shares and OP units	11,992	11,323
Distributions per common share and OP unit	$0.2400	$0.2275
Distributions paid as a percentage of funds from operations	53%	40%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2023 to the six months ended June 30, 2022, Same Store includes properties owned during the entire period from January 1, 2022 to June 30, 2023. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Revenue	2023	2022	Change	% Change
Same Store
Rental revenues (1)	$50,474	$47,976	$2,498	5%
Recoveries (2)	19,295	18,041	1,254	7%
Bad debt (3)	(492)	(241)	(251)	104%
Total rental	69,277	65,776	3,501	5%
Other revenues	569	359	210	58%
Same Store Total	69,846	66,135	3,711	6%

Non-Same Store and Management Fees
Rental revenues (4)	1,785	1,803	(18)	(1)%
Recoveries (4)	741	899	(158)	(18)%
Bad debt (4)	(65)	(7)	(58)	829%
Total rental	2,461	2,695	(234)	(9)%
Other revenues (4)	4	5	(1)	(20)%
Management fees	—	285	(285)	(100)%
Non-Same Store and Management Fees Total	2,465	2,985	(520)	(17)%

Total revenue	$72,311	$69,120	$3,191	5%

(1)

The Same Store rental revenues increase of $2,498,000 resulted from an increase of $940,000 from higher average leased square feet from 4,493,781 to 4,582,123, and an increase of $1,558,000 from higher average rent per leased square foot from $21.35 to $22.03. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of a decrease of $200,000 and a decrease of $592,000 for the six months ended June 30, 2023 and 2022, respectively.

(2)

The Same Store recoveries revenue increase of $1,254,000 is primarily attributable to increases in operating and maintenance expenses. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the six months ended June 30, 2023 and 2022, Same Store bad debt includes an adjustment of $300,000 and $325,000 respectively, from cash basis accounting.

(4)

Non-Same Store rental revenue includes Arcadia Towne Center (acquired on June 12, 2023) Dana Park Pad (acquired on December 2, 2022), Lake Woodlands Crossing (acquired on December 21. 2022), Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), Bissonnet/Beltway (sold on October 31, 2022), South Richey (sold on November 10, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), and Pima Norte (sold on November 30, 2022).

Operating expenses. The primary components of operating expenses for the six months ended June 30, 2023 and 2022 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Operating Expenses	2023	2022	Change	% Change
Same Store
Operating and maintenance (1)	$12,528	$10,775	$1,753	16%
Real estate taxes	9,145	8,956	189	2%
Same Store total	21,673	19,731	1,942	10%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	441	795	(354)	(45)%
Real estate taxes (2)	330	398	(68)	(17)%
Affiliated company rents (3)	16	366	(350)	(96)%
Non-Same Store and affiliated company rents total	787	1,559	(772)	(50)%
Depreciation and amortization (2)	16,206	15,772	434	3%
General and administrative (4)	10,259	8,231	2,028	25%
Total operating expenses	$48,925	$45,293	$3,632	8%

(1)

The $1,753,000 Same Store operating and maintenance cost increase included $501,000 in increased repair costs, $474,000 in increased labor costs, $445,000 in increased contract services costs, and $431,000 in increased insurance costs and offset by decrease from $98,000 in other costs.

(2)

Non-Same Store operating expenses include Arcadia Towne Center (acquired on June 12, 2023), Dana Park Pad (acquired on December 2, 2022), Lake Woodlands Crossing (acquired on December 21. 2022), Westchase (sold on June 30, 2023), Sunridge (sold of June 30, 2023), Bissonnet/Beltway (sold on October 31, 2022), South Richey (sold on November 10, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), and Pima Norte (sold on November 30, 2022).

(3)	Affiliated company rents are spaces that we lease from Pillarstone OP.

(4)

The general and administrative expense increase is attributable to increased share based compensation of $2,111,000 and $534,000 in legal expenses, offset by decreases from $471,000 in payroll costs, $86,000 in professional fees, and $60,000 in other costs. The increase in share based compensation during the six months ended June 30, 2023 compared to the prior year period primarily relates to forfeitures from the leadership changes in 2022.

Other expenses (income). The primary components of other expenses (income) for the six months ended June 30, 2023 and 2022 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Other Expenses (Income)	2023	2022	Change	% Change

Interest expense (1)	$16,163	$12,295	$3,868	31%
Gain on sale of properties (2)	(9,621)	—	(9,621)	N/A
Loss on disposal of assets, net	20	5	15	300%
Interest, dividend and other investment income	(38)	(30)	(8)	27%
Total other expense	$6,524	$12,270	$(5,746)	(47)%

(1)	The $3,868,000 increase in interest expense is attributable to rising interest rates, which led to an increase in our effective interest rate to 4.92% for the six months ended June 30, 2023 as compared to 3.66% for the six months ended June 30, 2022. This resulted in a $3,981,000 increase in interest expense. Additionally, a decrease of $6,290,000 in our average outstanding notes payable balance contributed to lower interest expense, partially offsetting the impact of rising interest rates.

(2)

On June 30, 2023, we completed the sale of Sunridge, located in Houston, Texas, for $6.7 million. We recorded a gain on sale of $5.0 million.

On June 30, 2023, we completed the sale of Westchase, located in Houston, Texas, for $7.8 million. We recorded a gain on sale of $4.6 million.

Equity (deficit) in earnings of real estate partnership. Our estimated equity (deficit) in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $1,491,000 from equity of $239,000 for the six months ended June 30, 2022 to a deficit of $1,252,000 for the six months ended June 30, 2023. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Six Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Same Store (48 properties, excluding development land)
Property revenues
Rental	$69,277	$65,776	$3,501	5%
Management, transaction and other fees	569	359	210	58%
Total property revenues	69,846	66,135	3,711	6%

Property expenses
Property operation and maintenance	12,528	10,775	1,753	16%
Real estate taxes	9,145	8,956	189	2%
Total property expenses	21,673	19,731	1,942	10%

Total property revenues less total property expenses	48,173	46,404	1,769	4%

Same Store straight-line rent adjustments	(1,433)	(684)	(749)	110%
Same Store amortization of above/below market rents	(429)	(453)	24	(5)%
Same Store lease termination fees	(301)	(22)	(279)	1268%

Same Store NOI(1)	$46,010	$45,245	$765	2%

(1)	See below for a reconciliation of property net operating income to net income.

	Six Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2023	2022
Net income attributable to Whitestone REIT	$15,153	$11,416
General and administrative expenses	10,259	8,231
Depreciation and amortization	16,206	15,772
(Equity) deficit in earnings of real estate partnership (1)	1,252	(239)
Interest expense	16,163	12,295
Interest, dividend and other investment income	(38)	(30)
Provision for income taxes	244	201
Gain on sale of properties	(9,621)	—
Management fee, net of related expenses	16	81
Loss on disposal of assets, net	20	5
NOI of real estate partnership (pro rata) (1)	1,216	1,706
Net income attributable to noncontrolling interests	213	179
NOI	$51,083	$49,617
Non-Same Store NOI (2)	(1,694)	(1,507)
NOI of real estate partnership (pro rata)(1)	(1,216)	(1,706)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	48,173	46,404
Same Store straight-line rent adjustments	(1,433)	(684)
Same Store amortization of above/below market rents	(429)	(453)
Same Store lease termination fees	(301)	(22)
Same Store NOI (3)	$46,010	$45,245

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the six months ended June 30, 2023 to the six months ended June 30, 2022, Non-Same Store includes properties acquired between January 1, 2022 and June 30, 2023 and properties sold between January 1, 2022 and June 30, 2023, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the six months ended June 30, 2023 to the six months ended June 30, 2022, Same Store includes properties owned before January 1, 2022 and not sold before June 30, 2023. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO (NAREIT)	2023	2022	2023	2022
Net income attributable to Whitestone REIT	$11,306	$4,338	$15,153	$11,416
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	8,318	7,820	16,123	15,688
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	403	412	806	806
(Gain) loss on disposal of assets, net	14	(10)	20	5
Gain on sale of properties	(9,621)	—	(9,621)	—
Net income attributable to noncontrolling interests	159	68	213	179
FFO (NAREIT)	$10,579	$12,628	$22,694	$28,094

(1)	Includes pro-rata share attributable to real estate partnership.

(2)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

Property Net Operating Income (“NOI”)

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, equity or deficit in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of properties, management fee (net of related expenses) and gain or loss on sale or disposition of assets, and includes NOI of real estate partnership (pro rata) and net income attributable to noncontrolling interest, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect the level of capital expenditure and leasing costs necessary to maintain the operating performance of our properties, including general and administrative expenses, depreciation and amortization, equity or deficit in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of properties, management fee (net of related expenses) and gain or loss on sale or disposition of assets.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2023	2022	2023	2022
Net income attributable to Whitestone REIT	$11,306	$4,338	$15,153	$11,416
General and administrative expenses	5,175	5,182	10,259	8,231
Depreciation and amortization	8,360	7,862	16,206	15,772
(Equity) deficit in earnings of real estate partnership	1,034	41	1,252	(239)
Interest expense	8,260	6,234	16,163	12,295
Interest, dividend and other investment income	(18)	(16)	(38)	(30)
Provision for income taxes	125	100	244	201
Gain on sale of properties	(9,621)	—	(9,621)	—
Management fee, net of related expenses	—	29	16	81
(Gain) loss on disposal of assets, net	14	(10)	20	5
NOI of real estate partnership (pro rata) (1)	668	709	1,216	1,706
Net income attributable to noncontrolling interests	159	68	213	179
NOI	$25,462	$24,537	$51,083	$49,617

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of June 30, 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

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

During the six months ended June 30, 2023, our cash provided by operating activities was $21,711,000 and our total distributions were $11,992,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $9,719,000. We anticipate that cash flows from operating activities and our borrowing capacity under our 2022 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On February 22, 2022, the Company announced an increase to its quarterly distribution to $0.12 per common share and OP unit, equal to a monthly distribution of $0.04, beginning with the April 2022 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of June 30, 2023, subject to any potential future paydowns in the borrowing base, we have $98.5 million remaining availability under the 2022 Revolver.

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

On September 9, 2022, we entered into eleven equity distribution agreements for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-264881). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements. For the six months ended June 30, 2023 and 2022, we did not sell shares under the 2022 equity distribution agreements.

To the extent we sell shares in the future under the 2022 equity distribution agreements, we anticipate using net proceeds for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $3,049,000 as of June 30, 2023, as compared to $6,355,000 on December 31, 2022.  Sources and uses of cash during the six months ended June 30, 2023 and 2022 were as follows:

Sources of Cash

•	Cash flow from operations of $21,711,000 for the six months ended June 30, 2023, compared to $18,313,000 for the six months ended June 30, 2022;

•	Proceeds from credit facility of $48,000,000 for the six months ended June 30, 2023, compared to payments of the credit facility of $5,000,000 for the six months ended June 30, 2022;

Uses of Cash

•	Acquisition of real estate of $25,455,000 for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022;

•	Payment of distributions to common shareholders and OP unit holders of $11,992,000 for the six months ended June 30, 2023, compared to $11,323,000 for the six months ended June 30, 2022;

•	Additions to real estate of $8,771,000 for the six months ended June 30, 2023, compared to $7,196,000 for the six months ended June 30, 2022;

•	Payments of notes payable of $26,504,000 for the six months ended June 30, 2023, compared to $1,782,000 for the six months ended June 30, 2022;

•	Payment of finance lease liability of $6,000 for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022; and

•	Repurchase of common shares of $289,000 or the six months ended June 30, 2023, compared to $278,000 for the six months ended June 30, 2022.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2023	December 31, 2022
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,838	18,016
$20.2 million 4.28% Note, due June 6, 2023	—	17,375
$14.0 million 4.34% Note, due September 11, 2024	12,569	12,709
$14.3 million 4.34% Note, due September 11, 2024	13,389	13,520
$15.1 million 4.99% Note, due January 6, 2024	13,493	13,635
$2.6 million 5.46% Note, due October 1, 2023	2,209	2,236
$50.0 million, 5.09% Note, due March 22, 2029	42,857	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$3.0 million 6.78% Note, due December 28, 2023	1,634	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	101,500	103,500
Total notes payable principal	650,489	625,991
Less deferred financing costs, net of accumulated amortization	(465)	(564)
Total notes payable	$650,024	$625,427

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2028, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

Scheduled maturities of our outstanding debt as of June 30, 2023 were as follows (in thousands):

Year	Amount Due
2023 (remaining)	$4,701
2024	63,573
2025	17,143
2026	168,643
2027	97,143
Thereafter	299,286
Total	$650,489

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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term SOFR plus an applicable margin based upon our then existing leverage. As of June 30, 2023, the interest rate on the 2022 Revolver was 6.85%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2023, subject to any potential future paydowns or increases in the borrowing base, we have $98.5 millionremaining availability under the 2022 Revolver. As of June 30, 2023, $416.5 million was drawn on the 2022 Facility and our unused borrowing capacity was $98.5 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

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

The principal of the Series A Notes began to amortize on March 22, 2023 with annual principal payments of approximately $7.1 million. The principal of the Series B Notes will begin to amortize on March 22, 2025 with annual principal payments of $10.0 million. The Notes will pay interest quarterly on the 22nd day of March, June, September and December in each year until maturity.

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

As of June 30, 2023, our $139.5 million in secured debt was collateralized by six properties with a carrying value of $218.0 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2023, we were in compliance with all loan covenants.

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

The following is a summary of the Company's capital expenditures for the three and six month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capital expenditures:
Tenant improvements and allowances	$1,992	$2,022	$3,455	$4,614
Developments / redevelopments	1,342	845	1,885	1,230
Leasing commissions and costs	651	663	1,065	1,296
Maintenance capital expenditures	1,908	1,009	3,431	1,352
Total capital expenditures	$5,893	$4,539	$9,836	$8,492

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

During the six months ended June 30, 2023, we paid distributions to our common shareholders and OP unit holders of $12.0 million, compared to $11.3 million in the six months ended June 30, 2022.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2022 and the six months ended June 30, 2023 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2023
Second Quarter	$0.1200	$5,913	$0.1200	$83	$5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.2400	$11,826	$0.2400	$166	$11,992

2022
Fourth Quarter	$0.1200	$5,909	$0.1200	$83	$5,992
Third Quarter	0.1200	5,901	0.1200	88	5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.4675	$22,958	$0.4675	$346	$23,304

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

Fixed Interest Rate

As of June 30, 2023, $549.0 million, or approximately 84% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2023 of approximately 4.70% per annum with scheduled maturities ranging from 2023 to 2029. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $17.6 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2023, $101.5 million, or approximately 16% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.0 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Former COO Litigation

On May 9, 2023, the Company’s former COO, John Dee, filed suit against the Company in the District Court of Harris County, Texas. Claimant purports to assert claims for breach of his change-in-control agreement arising from the Company’s termination of its former CEO James Mastandrea for cause, and is seeking monetary relief in excess of $1,000,000 in damages and equitable relief. The Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

As set forth in the Amended and Restated Limited Partnership Agreement of Pillarstone OP, dated as of December 8, 2016 (the “Pillarstone Partnership Agreement”), we have the contractual right to have our limited partnership interests in Pillarstone redeemed at our discretion. However, upon receipt of a redemption notice, Pillarstone OP has the option to pay the applicable redemption price in cash, based on the market value of Pillarstone REIT common shares, or in Pillarstone REIT common shares.To the extent we seek to have our partnership units in Pillarstone OP redeemed and Pillarstone OP elects to pay the applicable redemption price in Pillarstone REIT common shares (and such shares represent 5% or more of the outstanding common shares of Pillarstone REIT), the Rights could become exercisable. To the extent the Rights are exercised as a result of our Pillarstone OP units being redeemed for Pillarstone REIT common shares, our ownership interest in Pillarstone REIT would be significantly diluted, which could adversely impact the value of our investment in Pillarstone OP.

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

On September 8, 2022, Whitestone OP’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court.

Trial was held on July 17-18, 2023.  Based on the currently anticipated schedule, post-trial briefing is expected to conclude in the fall of 2023 and the Court can then choose to have post-trial argument.  Thereafter, the Court will issue a decision on Whitestone OP’s outstanding claims.

Whitestone OP is asking the Court to declare the Pillarstone Rights Agreement unenforceable and to permit Whitestone OP to tender a Notice of Redemption.  In addition (or alternatively), Whitestone OP seeks an award of monetary damages of at least $51,200,600 based on the amount that Pillarstone's misconduct precluded Whitestone OP from receiving in or around December 2021, as well as an award of pre- and post-judgment interest at the statutory rate.

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

(c)

During the three months ended June 30, 2023, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	N/A	N/A
May 1, 2023 - May 31, 2023	—	—	N/A	N/A
June 1, 2023 - June 30, 2023	29,889	9.70	N/A	N/A
Total	29,889	$9.70

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

101

The following financial information of the Registrant for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2023 and 2022 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three and six month periods ended June 30, 2023 and 2022 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	August 2, 2023	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)