Form 10-K
period 2023-12-31
Whitestone REIT
filed 2024-03-13
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $480,343,212.

As of March 1, 2024, the registrant had 49,958,381 common shares of beneficial interest, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2024 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

WHITESTONE REIT

FORM 10-K

Year Ended December 31, 2023

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

•	our current geographic concentration in the Houston and Phoenix metropolitan area makes us susceptible to local economic downturns;
•	increases in interest rates, including as a result of inflation, which may increase our operating costs or general and administrative expenses;
•	natural disasters, such as floods and hurricanes, which may increase as a result of climate change may adversely affect our returns and adversely impact our existing and prospective tenants;
•	increasing focus by stakeholders on environmental, social and governance matters;
•	financial institution disruptions;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	decreases in rental rates or increases in vacancy rates;
•	harm to our reputation, ability to do business and results of operations as a result of improper conduct by our employees, agents or business partners;
•	litigation risks;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;
•

risks related to generative artificial intelligence tools and language models, along with the potential interpretations and conclusions they might make regarding our business and prospects, particularly concerning the spread of misinformation;

•	geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip and unrest in the Middle East;
•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all; and
•	the extent to which our estimates regarding Pillarstone OP’s financial condition and results of operations differ from actual results.

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

We are internally managed and, as of December 31, 2023, we wholly-owned a real estate portfolio of 55 properties that meet our Community Centered Property® strategy containing approximately 5.0 million square feet of gross leasable area (“GLA”), located in Texas and Arizona.  Our consolidated property portfolio has a gross book value of approximately $1.2 billion and book equity, including noncontrolling interests, of approximately $420 million as of December 31, 2023.

Further, as of December 31, 2023, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also managed the day-to-day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

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

◦

Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

◦

Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. As of December 31, 2023, we wholly-owned 12 properties in Houston, nine properties in Dallas-Fort Worth, three properties in San Antonio, five properties in Austin and 26 properties in the Scottsdale and Phoenix, Arizona metropolitan areas.

We believe that continued geographic diversification in markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to continue to focus our expansion efforts on the Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets. We may also pursue opportunities in other regions that are consistent with our Community Centered Property® strategy. Markets in which we have developed some knowledge and contacts include Orlando, Florida and Denver, Colorado, both of which have economic, demographic and cultural profiles similar to our Arizona and Texas markets.

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

•

Prudent Management of Capital Structure. Of our 55 properties, we currently have 50 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of debt, net of cash, to undepreciated book value of real estate assets, including our proportional share of real estate from our unconsolidated real estate partnership, that is at or less than 60%. As of December 31, 2023, our ratio of debt, net of cash, to undepreciated book value of real estate assets was 50%.

•

Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2023, we owned a 98.6% interest in the Operating Partnership.

As of December 31, 2023, we wholly-owned a real estate portfolio consisting of 55 properties located in two states.  The aggregate occupancy rate of our portfolio was 94% based on GLA as of December 31, 2023.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2023, our total revenues were approximately $147 million.

Additionally, we, through our equity-method investment in Pillarstone, owned a majority interest in eight properties located in Dallas and Houston, Texas. The aggregate occupancy rate of the Pillarstone properties was approximately 54% based on GLA as of December 31, 2023.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 10.5% of our total revenues for the year ended December 31, 2023. BLVD also accounted for 15.9% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2023.

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

Many of our competitors have greater financial and other resources than us and also may have more operating experience. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of our properties. There is, however, no dominant competitor in the Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio metropolitan areas. Our retail tenants also face increasing competition from outlet malls, internet retailers, catalog companies, direct mail and telemarketing.

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

Human Capital

We believe that our people are the heart of our culture, philosophy and strategy. Our employees are in direct contact with our tenants and the communities we serve. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. Employee engagement is critical to our long term success, so employees’ performances are reviewed annually. Key employees are provided with equity incentives to align their interests with those of our shareholders. Every Whitestone associate is encouraged to be an owner.

As of December 31, 2023, we had 79 employees, including 2 on leave.

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

Environmental, Sustainability and Governance

We believe that managing our environmental, sustainability and governance (“ESG”) responsibilities is critical to creating and sustaining long-term value for our stakeholders. As part of our ESG initiatives, we have established an ESG Steering Committee, adopted a Sustainability Statement along with certain Environmental Policies, and prepared our 2023 ESG report. Our ESG efforts are supported by our ESG Steering Committee which helps us by setting our general ESG strategies, developing and implementing initiatives and policies, and monitoring and assessing developments related to improving our understanding of ESG matters.

We seek to provide sustainable, high quality rental spaces with credit-worthy tenants, invest in our people to ensure we can attract and retain the talent we need to remain successful, and operate to the highest possible standards of ethics and transparency. Certain initiatives we have taken include installing electric vehicle charging stations at select centers, implementing green leases with our tenants, and onboarding software that allows us to track resource consumption and greenhouse gas emissions.

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements with respect to meetings of our shareholders, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.  We have also made available on our website copies of our ESG Report, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Corporate Governance Guidelines, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy.  In the event of any changes to these documents, revised copies will also be made available on our website. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

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

We may be required to expend resources to correct defects or to make improvements before a property can be sold. There can be no assurance that we will have funds available to correct those defects or to make those improvements, which may impede our ability to sell a property. Further, we may agree to transfer restrictions that materially restrict us from selling a property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions could impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would further contribute to the illiquid character of real estate properties and impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

We depend on our tenants to operate their businesses in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues. Public health emergencies such as the COVID-19 pandemic have affected customers’ willingness to frequent some of our tenants’ businesses, which has impacted and may continue to impact their ability to fulfill their obligations to us in the event of a resurgence of COVID-19 or the rise of a variant of the virus. Although most tenant businesses have returned to operating at pre-pandemic levels, for certain categories of our tenants, such as dry cleaners and fitness tenants, the negative impact of COVID-19 was more severe and the recovery is still in progress. Cash flow generated by the businesses of certain tenants may not be sufficient for such tenants to meet their obligations to us and in some cases we may need to secure replacement tenants. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness and make distributions to our shareholders could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationships with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms.

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

Our properties are subject to property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. While we require our tenants to pay taxes, as the owner of the properties, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space.

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

The majority of our assets and revenues are currently derived from properties located in the Houston and Phoenix metropolitan areas. As of December 31, 2023, 22% and 47% of our GLA was located in Houston and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if either the Houston or Phoenix metropolitan area were to experience an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted.

Pandemics, epidemics, or other health crises could materially and adversely impact and disrupt our business, financial condition, results of operations and cash flows.

The potential resurgence of COVID-19, emergence of new variants, or future pandemics or health crises may intensify other risks outlined herein, potentially leading to adverse effects on our business, financial position, operational results, cash flows, and market value. These events may affect our business in the following manners:

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

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2023, approximately 33% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2025. We are subject to the risk that:

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

We attempt to adequately insure all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, including as a result of climate change, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Our current geographic concentration in the Houston metropolitan area exposes us to physical risks from climate change and potentially increases the risk of damage to our portfolio due to hurricanes. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. In some instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for these losses. Also, to the extent we must pay unexpectedly large insurance premiums, we could suffer reduced earnings that would result in less cash to be distributed to shareholders.

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

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats including advance hacking tools and techniques such as artificial intelligence. We have experienced cyber-attacks, and while to date none of these incidents have been material to our operations, we expect to continue to face such threats in the future. We employ a number of measures to prevent, detect and mitigate these threats, but especially in light of increasingly sophisticated techniques used in cybersecurity attacks, there is no guarantee such efforts will be successful in preventing future cyber-attacks where we cannot fully anticipate, detect, repel, or implement fully effective preventative measures. In addition, cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors that we collect in the ordinary course of our business. Laws and expectations relating to data protection and privacy vary by jurisdiction and continue to evolve, and we believe increased regulation in additional jurisdictions is likely to develop in the future. For example, the California Consumer Privacy Act (CCPA) that went into effect on January 1, 2020, as amended to include additional privacy protection for consumers by the California Privacy Rights Act (CPRA) that went into effect on January 1, 2023, requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. A cyber-attack or our ability or perceived inability to comply with regulations related to cybersecurity and/or data protection and privacy could materially and adversely affect the efficiency of our business operations, which in turn could have a material adverse effect on our reputation, competitiveness and results of operations. Please refer to Item 1C of this 10-K for additional information.

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

Risk related to the redemption of our partnership units in Pillarstone Capital REIT Operating Partnership.

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

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement.

On January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted Whitestone OP from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed Whitestone OP to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, later enter a monetary judgment against Pillarstone for the difference between the amount Whitestone would have received in or around December 2021 and the current value.

On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas.

As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means, including further litigation if necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

Risk of Litigation

We assess the likelihood of any adverse judgments or outcomes to our cases, as well as potential ranges of probable losses, in a manner consistent with FASB ASC 450, Contingencies. However, it is possible that our financial position, cash flow, or results of operations could be negatively affected in any particular period by the resolution of one or more proceedings.

We establish reserves for specific legal matters when we determine that the likelihood of loss is probable and the amount of loss can be reasonably estimated. These reserves are reevaluated periodically and adjusted as necessary to reflect changes in circumstances. Due to the uncertainty surrounding litigation, actual losses may differ from these estimates.

Litigation is subject to inherent uncertainties, and there can be no assurance that the resolution of any particular legal proceeding will not have a material adverse impact on our business, financial condition, or results of operations. Depending on the nature and timing of any such disputes and their resolutions, litigation could lead to charges that may be material to our financial statements in any given reporting period.

Shareholders and potential investors are cautioned to consider the risks and uncertainties associated with legal proceedings, as detailed herein, when making investment decisions regarding the Company’s securities.

Risk associated with the Kroger acquisition of Albertsons.

On October 14, 2022, Kroger Co. ("Kroger") announced its intention to acquire Albertsons Companies, Inc. ("Albertsons"). In connection with obtaining the regulatory clearance necessary to close the transaction, C&S Wholesale Grocers has entered into a definitive agreement to purchase Albertsons' 413 stores. As of December 31, 2023, Whitestone REIT had 5 grocers owned by Albertsons. It does not appear that any of the Albertsons' stores currently leasing from Whitestone REIT are likely to be purchased by C&S Wholesale Grocers. Kroger has stated that they anticipate the closing will occur by August of 2024 and that they are in active and ongoing dialogue with the Federal Trade Commission and individual state Attorneys General regarding the proposed merger and divestiture plan.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2023, we had fixed rate hedges on $315 million of our variable rate unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $96 million as of December 31, 2023. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

As of December 31, 2023, we had outstanding indebtedness, net of cash, of $636.0 million, including, through our Operating Partnership, $92.9 million aggregate principal amount of the Notes (as defined below) and $411.0 million drawn on the 2022 Facility (as defined below). As of December 31, 2023, our unused borrowing capacity under our 2022 Facility was $104.0 million. Obligations under the Notes and the 2022 Facility are guaranteed by the Company and certain subsidiary guarantors. Our current debt agreements, including the agreements governing the Notes and the 2022 Facility, contain, and any future debt agreements may contain, a number of restrictive and financial covenants that impose significant operating and financial constraints on us. Such restrictive covenants may significantly limit our ability to:

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

We may also incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2023, we had approximately $136.7 million of mortgage debt secured by five of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;

•	continuing deterioration of the brick-and-mortar retail industry;

•	over-building in our markets;

•	a reduction in rental income as the result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;

•	changes in general economic conditions or economic conditions in our markets;

•	a taking of any of our properties by eminent domain;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•	acts of God, such as hurricanes, earthquakes or floods, health and safety epidemics, and other uninsured losses, some of which may increase due to climate change;

•	geopolitical instability, including the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip and unrest in the Middle East;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent debt capital, which may render the sale of a property difficult or unattractive; and

•	periods of high interest rates, inflation or tight money supply.

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

Shareholder activism efforts or unsolicited offers from a third-party could cause a material disruption to our business and financial results.

We may be subject to various legal and business challenges due to actions instituted by shareholder activists or unsolicited third-party offers. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, prospective and existing tenants, prospective and current employees and others. Proposed or future laws and regulations may increase the chance we become the target of shareholder activist campaigns, including ESG-related actions. If shareholder activist campaigns are initiated against us, our response to such actions could be costly and time-consuming, which could divert the attention and resources of the Board, Chief Executive Officer and senior management from the pursuit of our business strategies, which could harm our business, negatively impact our stock price, and have an adverse effect on our business and financial results.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Ensuring the protection of sensitive data is fundamental to our operational integrity and strategic vision. Cybersecurity and data protection form essential pillars of our long-term strategy, safeguarding confidential information concerning our business, employees, customers, suppliers, and shareholders.

Our corporate infrastructure, including information technology systems, communication networks, enterprise applications, and financial platforms, serves as vital tools for our business operations. These systems support crucial functions such as tenant and vendor management, internal communications, and financial record-keeping, underscoring the criticality of secure data collection, storage, and transmission.

To mitigate material risks posed by cybersecurity threats to our critical networks, third-party services, and data assets, we have instituted a comprehensive suite of information security processes. These measures encompass the diligent identification, assessment, and management of potential risks, threat monitoring services, and vulnerability assessments.

Our cybersecurity risk management strategy is underpinned by three key principles:

•

Cross-Functional Collaboration and Coordination: We foster collaboration among various departments, including our information security function, legal team, management, and third-party service providers, to effectively identify, assess, and manage cybersecurity risks.

•

Ongoing Evaluation and Assessment of Systems and Processes: We continuously evaluate and enhance our systems and processes to adapt to evolving cybersecurity threats, ensuring the resilience and effectiveness of our security measures.

•

Security Awareness Program: We conduct regular training and testing programs to enhance the cybersecurity awareness and readiness of our personnel, empowering them to actively contribute to our cybersecurity efforts.

Additionally, we engage third-party providers to augment our cybersecurity capabilities. These partnerships entail ongoing assistance for threat monitoring and mitigation, as well as targeted support for specialized security expertise.

As of December 31, 2023, we have not detected any cybersecurity threats, including prior incidents, that have materially impacted the Company, our business strategy, our financial results, or our financial health. For an examination of cybersecurity threats that could potentially have a material impact on us, please refer to our Risk Factors discussion in the section titled "We face risks relating to Cybersecurity attacks, loss of confidential information and other business disruptions" in this Form 10-K.

Governance

Aligned with our risk management governance structure, our management team oversees the daily management of cybersecurity risk, while our Board and its Audit Committee maintain an active and ongoing oversight role, with the Audit Committee receiving regular reports from management regarding cybersecurity risks and countermeasures being undertaken or considered, including updates to the internal and external cybersecurity landscape and relevant technical developments.

Item 2.  Properties.

General

As of December 31, 2023, we wholly-owned 55 commercial properties, including 12 properties in Houston, nine properties in Dallas-Fort Worth, three properties in San Antonio, five properties in Austin, and 26 properties in the Scottsdale and Phoenix, Arizona metropolitan areas.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.1% of our total revenues for the year ended December 31, 2023, and no single tenant exceeded 2.1%.

Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2023:

Average
		Average	Annualized Base	Annualized Base
		Occupancy as of	Rental Revenue	Rental Revenue
Commercial Properties	GLA	12/31/2023	(in thousands) (1)	Per Sq. Ft. (2)
Whitestone	4,995,190	94%	$106,974	$22.78

(1)

Calculated as the tenant’s actual December 31, 2023 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2023. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with Generally Accepted Accounting Principles ("GAAP"), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2023 equaled approximately $361,000 for the month ended December 31, 2023.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2023. Excludes vacant space as of December 31, 2023.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 10.5% of our total revenues for the year ended December 31, 2023. BLVD also accounted for 15.9% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2023.

As of December 31, 2023, approximately $136.7 million of our total debt of $640.5 million was secured by five of our properties with a combined net book value of $212.3 million.

Location of Properties

Of our 55 wholly-owned properties, 12 are located in the greater Houston metropolitan statistical area.  These properties represent 25% of our revenue for the year ended December 31, 2023. An additional 26 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 42% of our revenue for the year ended December 31, 2023.

According to the United States Census Bureau, Houston and Phoenix ranked fifth and twelfth, respectively, in the largest United States metropolitan statistical areas as of December 31, 2023. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2023.

	July	Aug.	Sept.	Oct.	Nov.	Dec
National (1)	3.5%	3.8%	3.8%	3.8%	3.7%	3.7%
Houston (2)	4.8%	4.9%	4.4%	4.1%	3.8%	3.8%	(P)
Phoenix (2)	4.2%	4.0%	3.8%	3.9%	3.5%	3.4%	(P)

(1)	Seasonally adjusted.
(2)	Not seasonally adjusted.
(P)	Represents preliminary estimates.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2023.

Whitestone REIT and Subsidiaries
Property Details
As of December 31, 2023

						Average
				Percent	Annualized Base	Base Rental	Average Net Effective
		Year Built/	Gross Leasable	Occupied at	Rental Revenue	Revenue Per	Annual Base Rent Per
Community Name	Location	Renovated	Square Feet	12/31/2023	(in thousands) (1)	Sq. Ft. (2)	Leased Sq. Ft. (3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	81%	$844	$14.34	$18.13
Anderson Arbor	Austin	2001	89,746	97%	1,956	22.47	23.03
Anthem Marketplace	Phoenix	2000	113,293	96%	1,688	15.52	16.74
Anthem Marketplace Phase II	Phoenix	2019	6,853	100%	248	36.19	33.85
Arcadia Towne Center	Phoenix	1966	69,503	100%	1,771	25.48	26.93
BLVD Place	Houston	2014	216,944	99%	9,646	44.91	45.19
The Citadel	Phoenix	2013	28,547	94%	560	20.87	20.61
City View Village	San Antonio	2005	17,870	100%	591	33.07	33.02
Dana Park Pad	Phoenix	2002	12,000	100%	326	27.17	29.00
Davenport Village	Austin	1999	128,934	95%	3,589	29.30	29.15
Eldorado Plaza	Dallas	2004	219,287	100%	3,657	16.68	16.97
Fountain Hills	Phoenix	2009	111,289	93%	1,723	16.65	16.66
Fountain Square	Phoenix	1986	118,209	92%	2,020	18.57	18.02
Fulton Ranch Towne Center	Phoenix	2005	120,575	92%	2,411	21.73	21.90
Gilbert Tuscany Village	Phoenix	2009	49,415	100%	1,042	21.09	22.26
Heritage	Dallas	2006	70,431	100%	1,766	25.07	24.52
HQ Village	Dallas	2009	89,134	94%	2,652	31.65	31.44
Keller Place	Dallas	2001	93,541	96%	1,118	12.45	13.79
Kempwood Plaza	Houston	1974	91,302	100%	1,403	15.37	15.24
La Mirada	Phoenix	1997	147,209	98%	3,775	26.17	25.55
Lake Woodlands Crossing	Houston	2018	60,246	100%	1,974	32.77	40.88
Lakeside Market	Dallas	2000	162,649	91%	4,064	27.46	28.51
Las Colinas	Dallas	2000	104,919	96%	3,022	30.00	31.65
Lion Square	Houston	1980	117,592	96%	1,978	17.52	17.57
The MarketPlace at Central	Phoenix	2012	111,130	99%	1,175	10.68	10.23
Market Street at DC Ranch	Phoenix	2003	244,888	99%	6,090	25.12	24.90
Mercado at Scottsdale Ranch	Phoenix	1987	118,730	95%	2,047	18.15	17.49
Paradise Plaza	Phoenix	1983	125,898	89%	1,681	15.00	14.64
Parkside Village North	Austin	2005	27,045	100%	921	34.05	33.31
Parkside Village South	Austin	2012	90,101	96%	2,501	28.91	29.06
Pinnacle of Scottsdale	Phoenix	1991	113,108	99%	2,746	24.52	24.00
Pinnacle Phase II	Phoenix	2017	27,063	100%	880	32.52	30.41
The Promenade at Fulton Ranch	Phoenix	2007	98,792	90%	1,498	16.85	18.10
Providence	Houston	1980	90,327	94%	1,125	13.25	13.78
Quinlan Crossing	Austin	2012	109,892	94%	2,655	25.70	26.09
Seville	Phoenix	1990	90,042	91%	2,926	35.71	34.38
Shaver	Houston	1978	21,926	100%	383	17.47	17.19
Shops at Pecos Ranch	Phoenix	2009	78,767	100%	2,087	26.50	28.51
Shops at Starwood	Dallas	2006	55,385	100%	1,919	34.65	35.21
The Shops at Williams Trace	Houston	1985	132,991	98%	2,366	18.15	19.20
Starwood Phase II	Dallas	2016	35,351	92%	1,266	38.93	35.85
The Strand at Huebner Oaks	San Antonio	2000	73,920	97%	1,868	26.05	25.44
SugarPark Plaza	Houston	1974	95,032	98%	1,464	15.72	15.27
Sunset at Pinnacle Peak	Phoenix	2000	41,530	98%	890	21.87	22.68
Terravita Marketplace	Phoenix	1997	102,733	97%	1,539	15.44	15.26
Town Park	Houston	1978	43,526	100%	1,107	25.43	26.01

Whitestone REIT and Subsidiaries

Property Details

As of December 31, 2023

Village Square at Dana Park	Phoenix	2009	323,026	88%	6,662	23.44	23.57
Williams Trace Plaza	Houston	1983	129,222	89%	2,514	21.86	31.80
Windsor Park	San Antonio	2012	196,458	85%	1,739	10.41	10.98
Woodlake Plaza	Houston	1974	106,169	58%	1,101	17.88	18.74
Total/Weighted Average - Whitestone Properties			4,995,190	94%	106,974	22.78	23.35

Development Properties:
Total/Weighted Average - Development Properties			—	—	—	—	—
Land Held for Development:
BLVD Phase II-B	Houston	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—	—	—	—
Fountain Hills	Phoenix	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Land Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average - Whitestone Properties			4,995,190	94%	$106,974	$22.78	$23.35

(1)

Calculated as the tenant’s actual December 31, 2023 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2023. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2023 equaled approximately $361,000 for the month ended December 31, 2023.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2023. Excludes vacant space as of December 31, 2023.

(3)

Represents (i) the contractual base rent for leases in place as of December 31, 2023, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2023.

(4)	As of December 31, 2023, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2023, based upon consolidated annualized rental revenues at December 31, 2023.

		Annualized Rental	Percentage of Total
		Revenue	Annualized Base Rental
Tenant Name	Location	(in thousands)	Revenues (1)	Initial Lease Date	Year Expiring

Whole Foods Market	Houston	$2,247	2.1%	9/3/2014	2035
Albertsons Companies, Inc. (2)	Austin and Phoenix	2,214	2.1%	5/8/1991, 7/1/2000, 4/1/2014, 4/1/2014 and 10/19/16	2024, 2025, 2025, 2026 and 2034
Frost Bank	Houston	2,067	1.9%	7/1/2014	2029
Newmark Real Estate of Houston LLC	Houston	1,311	1.2%	10/1/2015	2026
Bashas' Inc. (3)	Phoenix	1,010	0.9%	10/9/2004 and 4/1/2009	2024 and 2029
Fitness Alliance, LLC	Houston	971	0.9%	11/29/2022	2039
Walgreens & Co. (4)	Houston and Phoenix	955	0.9%	11/14/1982, 11/2/1987, 8/24/1996 and 11/3/1996	2027, 2027, 2056 and 2056
Verizon Wireless (5)	Houston and Phoenix	952	0.9%	8/16/1994, 2/1/2004, 1/27/2006 and 5/1/2014	2024, 2024, 2028 and 2038
Alamo Drafthouse Cinema	Austin	740	0.7%	2/1/2012	2031
Total Wine	Houston	564	0.5%	11/27/2018	2029
Dollar Tree (6)	Houston and Phoenix	543	0.5%	8/10/1999, 6/29/2001, 11/8/2009, and 12/17/2009	2025, 2025, 2026 and 2027
Paul's Ace Hardware	Phoenix	490	0.5%	3/1/2008	2033
Kroger Co.	Dallas	483	0.5%	12/15/2000	2027
Regus Corporation	Houston	479	0.4%	5/23/2014	2025
Capital Area Multispecialty Providers	Austin	451	0.4%	5/23/2014	2026
		$15,477	14.4%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2023 for each applicable tenant multiplied by 12.

(2)

As of December 31, 2023, we had five leases with the same tenant occupying space at properties located in Phoenix and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $1,047,000, which represents approximately 1.0% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2024, was $44,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2026, was $344,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2025, was $353,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2025, was $425,000, which represents approximately 0.4% of our total annualized base rental revenue.

(3)

As of December 31, 2023, we had two leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 9, 2004, and is scheduled to expire in 2024, was $281,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2009, and is scheduled to expire in 2029, was $729,000, which represents approximately 0.7% of our total annualized base rental revenue

(4)

As of December 31, 2023, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2056, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 2, 1987, and is scheduled to expire in 2027, was $188,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2027, was $190,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.3% of our total annualized rental revenue.

(5)

As of December 31, 2023, we had four leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on August 16, 1994, and is scheduled to expire in 2038, was $24,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on January 27, 2006, and is scheduled to expire in 2028, was $140,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on February 1, 2004, and is scheduled to expire in 2024, was $38,000, which represents less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 1, 2014, and is scheduled to expire in 2024, was $749,000, which represents approximately 0.7% of our total annualized rental revenue.

(6)

As of December 31, 2023, we had four leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2025, was $88,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 17, 2009, and is scheduled to expire in 2025, was $118,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2026, was $181,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $156,000, which represents approximately 0.1% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2023
	Number of	Approximate	Percent of	Amount	Percent of
Year	Leases	Square Feet	Total	(in thousands)	Total
2024	460	818,659	16.4%	$17,586,663	16.4%
2025	231	821,892	16.5%	16,906,175	15.8%
2026	187	605,398	12.1%	13,445,391	12.6%
2027	172	601,031	12.0%	14,308,142	13.4%
2028	165	570,799	11.4%	13,634,675	12.7%
2029	79	444,024	8.9%	9,715,921	9.1%
2030	38	113,300	2.3%	3,695,021	3.5%
2031	31	140,975	2.8%	3,959,087	3.7%
2032	30	143,183	2.9%	3,555,790	3.3%
2033	22	135,856	2.7%	2,860,072	2.7%
Total	1,415	4,395,117	88.0%	$99,666,937	93.2%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of March 1, 2024, we had 49,958,381 common shares of beneficial interest outstanding held by a total of 762 shareholders of record.

On March 1, 2024, the closing price of our common shares reported on the NYSE was $12.22 per share.

Our current quarterly distribution is $0.12 per share. On March 5, 2024, we announced an increase in our quarterly distribution to $0.12375 per share and OP unit, beginning with the April 2024 distribution. Our future payment of distributions, if any, will be at the discretion of our board of trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the terms and conditions of our Note Agreement, and other factors that our board of trustees deems relevant. For more discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Distributions."

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

Not Applicable.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”), the Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) Equity REITs Index (“FTSE NAREIT Equity REITs Index”), and to the FTSE NAREIT Equity Shopping Centers Index from December 31, 2018 to December 31, 2023. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index, the FTSE NAREIT Equity REITs Index and the FTSE NAREIT Equity Shopping Centers Index was $100 at December 31, 2018, and all dividends were reinvested. The closing price of our common shares on December 31, 2018 (on which the graph is based) was $12.26. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

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

Overview of Our Company

We are a fully integrated real estate company that owns and operates commercial properties in culturally diverse markets in major metropolitan areas.  Founded in 1998, we are internally managed with a portfolio of commercial properties in Texas and Arizona.

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

As of December 31, 2023, we wholly-owned 55 commercial properties consisting of:

Consolidated Operating Portfolio

•

50 properties that meet our Community Centered Properties® strategy; and containing approximately 5.0 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $970.3 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $21.4 million.

As of December 31, 2023, we had an aggregate of 1,453 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.1% of our total revenues for the year ended December 31, 2023.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 299 new and renewal leases during 2023, totaling 976,767 square feet and $118.9 million in total lease value.

We had 79 employees as of December 31, 2023.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of December 31, 2023, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also managed the day-to-day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022.

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

Rising Interest Rates

As of December 31, 2023, $96.0 million, or approximately 15% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.60% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.0 million, respectively.

Refer to “Item 1A - Risk Factors” in this Annual Report on Form 10-K for additional information.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $ 146,969,000 for the year ended December 31, 2023 as compared to $ 139,421,000 for the year ended December 31, 2022, an increase of $ 7,548,000, or 5%.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the years ending December 31, 2023 and 2022, were bad debt adjustments of $0.3 million and $0.6 million, respectively, and a straight-line rent reserve adjustments of $(0.002) million and $0.3 million, respectively, related to credit loss for the conversion of 20 and 80 tenants, respectively, to cash basis revenue as a result of collectability analysis.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2023, approximately 33% of our GLA was subject to leases that expire prior to December 31, 2025.  Over the last three years, we have renewed expiring leases with respect to approximately 68% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Property Acquisitions and Dispositions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy, primarily in and around Phoenix, Dallas-Fort Worth, San Antonio and Houston.  We may acquire properties in other high growth cities in the future. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery and restaurants as well as medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

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

On December 20, 2023 we completed the sale of Spoerlein Commons, located in Buffalo Grove, Illinois, for $7.4 million. We recorded a loss on sale of $0.7 million.

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

We have not included 2023 and 2022 sold properties in discontinued operations as they did not meet the definition of discontinued operations.

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

As of December 31, 2023, we owned approximately 81.4% of the total outstanding Pillarstone OP Units, which we account for under the equity method. See Note 4 Investment in Real Estate Partnership to the accompanying consolidated financial statements for more information on our accounting treatment of our investment in Pillarstone OP.

Leasing Activity

As of December 31, 2023, we wholly-owned 55 properties with 4,995,190 square feet of GLA, which were approximately 94% occupied. The following is a summary of the Company’s leasing activity for the year ended December 31, 2023:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	163	611,451	3.8	$4.25	$22.11	$20.50	19.4%
New Leases	58	139,703	7.3	25.58	27.55	23.96	30.1%
Total	221	751,154	4.5	$8.22	$23.12	$21.14	21.7%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	180	689,598	3.6	$4.24	$21.40
New Leases	119	287,169	5.8	24.51	25.74
Total	299	976,767	4.3	$10.20	$22.68

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

During the year ended December 31, 2023, our cash provided from operating activities was $47.6 million and our total dividends and distributions paid were $24.0 million. Therefore, we had cash flow from operations in excess of distributions of approximately $23.6 million. The 2022 Facility included a $250 million unsecured borrowing capacity under a revolving credit facility. The 2022 Facility also included an accordion feature that allowed the Operating Partnership to increase the borrowing capacity by $200 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2022 Facility will provide adequate capital for our distributions, working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. As of December 31, 2023, subject to any potential future paydowns or increases in the borrowing base, we have $104.0 million remaining availability under the revolving credit facility.

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

On September 9, 2022, we entered into eleven equity distribution agreements for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-264881). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements. Net proceeds from common shares issued pursuant to the 2022 equity distribution agreements will be used for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

As discussed in Note 2 to the accompanying consolidated financial statements, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 8 to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. Amounts in the cash management account are classified as restricted cash.

Cash and Cash Equivalents

We had cash and cash equivalents and restricted cash of approximately $4,640,000 at December 31, 2023, as compared to $6,355,000 at December 31, 2022.  The decrease of $1,715,000 was primarily the result of the following:

Sources of Cash

•	Net proceeds from sale of properties of $19,847,000 for the year ended December 31, 2023 compared to $33,723,000 for the year ended December 31, 2022;

•	Cash flow from operations of $47,600,000 for the year ended December 31, 2023 compared to cash flow from operations of $44,431,000 for the year ended December 31, 2022;

Uses of Cash

•	Acquisition of real estate of $25,474,000 compared to $16,992,000;

•	Acquisition of ground lease of $0 compared to $9,786,000;

•	Additions to real estate of $17,055,000 compared to $13,659,000;

•	Escrowed loan repayment on behalf of real estate partnership of $13,633,000 compared to $0.

•	Payment of dividends and distributions to common shareholders and OP unit holders of $24,016,000 compared to $23,304,000;

•	Payments of notes payable of $30,945,000 compared to $3,468,000;

•	Repurchase of common shares of $525,000 compared to $537,000;

•	Net (proceeds from) payment of credit facility of ($42,500,000) compared to $16,000,000;

•	Payment of loan originations cost of $0 compared to $3,632,000;

•	Payment of exchange offering cost of $0 compared to $335,000; and

•	Payment of finance lease liability of $14,000 compared to $0;

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	December 31, 2023	December 31, 2022
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,658	18,016
$20.2 million 4.28% Note, due June 6, 2023	—	17,375
$14.0 million 4.34% Note, due September 11, 2024	12,427	12,709
$14.3 million 4.34% Note, due September 11, 2024	13,257	13,520
$15.1 million 4.99% Note, due January 6, 2024	13,350	13,635
$2.6 million 5.46% Note, due October 1, 2023	—	2,236
$50.0 million, 5.09% Note, due March 22, 2029	42,857	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	96,000	103,500
Total notes payable principal	640,549	625,991
Less deferred financing costs, net of accumulated amortization	(377)	(564)
Total notes payable	$640,172	$625,427

(1)

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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our then existing leverage. As of December 31, 2023, the interest rate on the 2022 Revolver was 7.05%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of December 31, 2023, subject to any potential future paydowns or increases in the borrowing base, we have $104.0 million remaining availability under the 2022 Revolver. As of December 31, 2023, $411.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $104.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

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

As of December 31, 2023, our $136.7 million in secured debt was collateralized by five properties with a carrying value of $212.3 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of December 31, 2023, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2023 were as follows (in thousands):

Year	Amount Due
2024	$63,834
2025	17,143
2026	163,143
2027	97,143
2028	282,143
Thereafter	17,143
Total	$640,549

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

The following is a summary of the Company’s capital expenditures, excluding property acquisitions, for the years ended December 31 (in thousands):

	Year Ended December 31,
	2023	2022
Capital expenditures:
Tenant improvements and allowances	$5,920	$7,897
Developments / redevelopments	4,470	2,944
Leasing commissions and costs	3,540	3,068
Maintenance capital expenditures	6,665	2,818
Total capital expenditures	$20,595	$16,727

Contractual Obligations

As of December 31, 2023, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
					More than
		Less than 1	1 - 3 years	3 - 5 years	5 years
Consolidated Contractual Obligations	Total	year (2024)	(2025 - 2026)	(2027 - 2028)	(after 2028)
Long-Term Debt - Principal	$640,549	$63,834	$180,286	$379,286	$17,143
Long-Term Debt - Fixed Interest	85,050	24,340	42,381	18,136	193
Long-Term Debt - Variable Interest (1)	12,238	4,450	7,788	—	—
Unsecured credit facility - Unused commitment fee (2)	715	260	455	—	—
Operating Lease Obligations	119	64	52	3	—
Finance Lease Obligations	3,026	61	127	131	2,707
Total	$741,697	$93,009	$231,089	$397,556	$20,043

(1)

As of December 31, 2023, we had one loan totaling $96.0 million which bore interest at a floating rate. The variable interest rate payments are based on SOFR plus 1.60% and a 10 basis point spread adjustment which reflects our new interest rates under our 2022 Facility. The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month SOFR as of December 31, 2023, of 5.40%.

(2)

The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2023 balance of $411.0 million.

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

On February 22, 2022, the Company announced an increase to its quarterly distribution to $0.12 per commons share and OP unit, equal to a monthly distribution of $0.04, beginning with the April 2022 distribution.

On March 5, 2024, the Company announced an increase to its quarterly distribution to $0.12375 per common share and OP unit, equal to a monthly distribution of $0.04125, beginning with the April 2024 distribution.

During 2023, we paid distributions to our common shareholders and OP unit holders of $24.0 million, compared to $23.3 million in 2022.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2023 and 2022:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

2022
Fourth Quarter	$0.1200	$5,909	$0.1200	$83	$5,992
Third Quarter	0.1200	5,901	0.1200	88	5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.4675	$22,958	$0.4675	$346	$23,304

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

We have described below the critical accounting policies and estimates that we believe could impact our consolidated financial statements most significantly.

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

Estimates regarding Pillarstone OP’s financial condition and results of operations and guarantee. We rely on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP. As of December 31, 2023 and 2022, Pillarstone OP’s financial statements have not been made accessible to us. Consequently, we have estimated the financial status and operational outcomes of Pillarstone OP based on the information accessible to us at the time of this report.

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

On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.  The default interest charges are in dispute, and we believe that the value of Uptown Tower exceeds the total amount claimed by the Lender.

On December 1, 2023, the Company reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and will be entitled to assert a subrogation claim against Pillarstone OP. We recorded the DPO amount as an asset in our financial statement line escrows and deposits.  We intend to pursue collection of amounts due from Pillarstone OP including the DPO amount and believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

The DPO Amount included a compromise settlement of approximately $1,688,000 for the disputed default interest and other fees. The Company's share of it was recorded in the 4th quarter of fiscal year 2023 in the financial statement line equity (deficit) in earnings of real estate partnership. Per the agreement, this payment would satisfy the Loan. The Company wired the DPO Amount to Lender on December 4, 2023, with accompanying releases as required by Lender, fully satisfying the agreement.

On December 1, 2023, Pillarstone OP authorized and filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower (Whitestone Uptown Tower LLC) in Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas.

On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On February 9, 2024, the Lender filed suit in New York County, New York against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee. The compromise settlement is our best estimate of the amount due.

On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means, including further litigation if necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

Equity Method. In accordance with Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) and Accounting Standards Codification (“ASC”) 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2023, approximately $ 552,000 and $ 262,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2022, approximately $455,000 and $281,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2021, approximately $414,000 and $291,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, we determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2023.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2023 and 2022, we had an allowance for uncollectible accounts of $13.6 million and $13.8 million, respectively. For the years ending December 31, 2023, 2022 and 2021, we recorded an adjustment to rental revenue in the amount of $1.0 million, $1.2 million and $(0.1) million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2023, 2022 and 2021, was a bad debt adjustment of $0.3 million, $0.6 million, and $0.1 million, respectively, and a straight-line rent reserve adjustment of $(0.002) million, $0.3 million, and $0.9 million, respectively, related to credit loss for the conversion of 20, 80, and 59 tenants, respectively.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2023, 2022 and 2021, we recorded a margin tax provision of $0.5 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $612.4 million and $579.7 million as compared to the book value of approximately $640.5 million and $626.0 million as of December 31, 2023 and 2022, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0 and $0.1 million as compared to the book value of approximately $0 and $0.1 million as of December 31, 2023 and 2022, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2023 and 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2023, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2023, we consider our cash flow hedges to be highly effective.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table provides a general comparison of our results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Number of properties owned and operated	55	57
Aggregate GLA (sq. ft.)(1)	4,995,190	5,000,653
Ending occupancy rate - operating portfolio (1)	94%	94%
Ending occupancy rate	94%	94%

Total revenues	$146,969	$139,421
Total operating expenses	99,583	93,068
Total other expense	24,331	10,370
Income before equity investment in real estate partnership and income tax	23,055	35,983
Equity (deficit) in earnings of real estate partnership	(3,155)	239
Provision for income tax	(450)	(422)
Net income	19,450	35,800
Less: Net income attributable to noncontrolling interests	270	530
Net income attributable to Whitestone REIT	$19,180	$35,270

Funds from operations (2)	$45,390	$52,193
Property net operating income (3)	103,574	99,261
Distributions paid on common shares and OP units	24,016	23,304
Distributions per common share and OP unit	$0.4800	$0.4675
Distributions paid as a percentage of funds from operations	53%	45%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a non-GAAP metric, to net income, see “Funds From Operations” below.

(3)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Property Net Operating Income” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the year ended December 31, 2023 to the year ended December 31, 2022, Same Stores include properties owned during the entire period from January 1, 2022 to December 31, 2023. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Revenue	2023	2022	Change	% Change
Same Store
Rental revenues (1)	$100,953	$96,839	$4,114	4%
Recoveries (2)	39,457	36,389	3,068	8%
Bad debt (3)	(851)	(952)	101	(11)%
Total rental	139,559	132,276	7,283	6%
Other revenues	1,306	847	459	54%
Same Store Total	140,865	133,123	7,742	6%

Non-Same Store and Management Fees
Rental revenues (4)	4,541	4,274	267	6%
Recoveries (4)	1,652	1,854	(202)	(11)%
Bad debt (4)	(100)	(204)	104	(51)%
Total rental	6,093	5,924	169	3%
Other revenues (4)	11	15	(4)	(27)%
Management fees	—	359	(359)	(100)%
Non-Same Store and Management Fees Total	6,104	6,298	(194)	(3)%

Total revenue	$146,969	$139,421	$7,548	5%

(1)

The Same Store tenant rent increase of $4,114,000 resulted from an increase of $1,241,000 from the increase in the average leased square feet to 4,561,043 from 4,503,700, and by the increase of $2,873,000 from the average rent per leased square foot increasing from $21.50 to $22.13. Included in the average rent per leased square feet mentioned above are Same Store rental revenue increase of $2,000 and decrease of $281,000 from straight-line rent write offs during the years ended December 31, 2023 and December 31, 2022, respectively, as a result of converting 20 and 80 tenants, respectively, to cash basis accounting.

(2)

The Same Store recoveries revenue increase of $3,068,000 is primarily attributable to increases in operating and maintenance expenses. Our recovery revenue from tenants generally increases as the related operating and real estate tax expenses increase.

(3)	During the year ended December 30, 2023 and 2022, Same Store bad debt includes an adjustment of $340,000 and $570,000, respectively, from cash basis accounting.

(4)

Non-Same Store rental revenue includes Spoerlein Commons (sold on December 20, 2023), Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), Arcadia Towne Center (acquired on June 12, 2023), Lake Woodlands Crossing (acquired on December 21. 2022), Dana Park Pad (acquired on December 2, 2022), Pima Norte (sold on November 30, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), South Richey (sold on November 10, 2022), and Bissonnet/Beltway (sold on October 31, 2022).

Operating expenses. The primary components of operating expenses for the year ended December 31, 2023 and 2022 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Operating Expenses	2023	2022	Change	% Change
Same Store
Operating and maintenance (1)	$26,868	$23,452	$3,416	15%
Real estate taxes	17,346	16,755	591	4%
Same Store total	44,214	40,207	4,007	10%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	1,065	1,765	(700)	(40)%
Real estate taxes (2)	670	852	(182)	(21)%
Affiliated company rents (3)	15	471	(456)	(97)%
Non-Same Store and affiliated company rents total	1,750	3,088	(1,338)	(43)%
Depreciation and amortization (2)	32,966	31,707	1,259	4%
General and administrative (4)	20,653	18,066	2,587	14%
Total operating expenses	$99,583	$93,068	$6,515	7%

(1)

The $3,416,000 increase in Same Store operating and maintenance costs included $1,389,000 in increased repairs, $1,007,000 in increased insurance costs, $675,000 in increased contract services, $202,000 in increased labor, and $143,000 in increased utilities.

(2)

Non-Same Store rental revenue includes Spoerlein Commons (sold on December 20, 2023), Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), Arcadia Towne Center (acquired on June 12, 2023), Lake Woodlands Crossing (acquired on December 21. 2022), Dana Park Pad (acquired on December 2, 2022), Pima Norte (sold on November 30, 2022), Desert Canyon (sold on November 16, 2022), Gilbert Tuscany Village Hard Corner (sold on November 14, 2022), South Richey (sold on November 10, 2022), and Bissonnet/Beltway (sold on October 31, 2022).

(3)

Affiliated company rents are spaces that we lease from Pillarstone OP. Eight lease agreements were terminated on August 23, 2022, and the two remaining leases expired on January 31, 2023 and February 28, 2023.

(4)

The general and administrative expense increase is attributable to increased share based compensation of $2,260,000 and increased legal expenses of $1,828,000 (see Note 16 to the accompanying consolidated financial statements for more details), offset by decreases from $1,100,000 in payroll costs, $401,000 in other costs. The increase in share based compensation during 2023 compared to 2022 primarily relates to forfeitures from the leadership changes in 2022.

Other expenses (income). The primary components of other expenses (income) for the year ended December 31, 2023 and 2022 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Other Expenses (Income)	2023	2022	Change	% Change

Interest expense (1)	$32,866	$27,193	$5,673	21%
Gain on sale of properties, net (2)	(9,006)	$(16,950)	7,944	(47)%
Loss on disposal of assets, net	522	$192	330	172%
Interest, dividend and other investment income	(51)	(65)	14	(22)%
Total other expense	$24,331	$10,370	$13,961	135%

(1)

The $5,673,000 increase in interest expense is attributable to rising interest rates, which led to an increase in our effective interest rate to 5.00% for the year ended 2023 as compared to 4.07% for the year ended 2022 resulting in an increase of $5,900,000 in interest expense and a decrease in our average outstanding notes payable balance of $1,702,000, resulting in a $69,000 decrease in interest expense and $147,000 of extinguishment of debt costs for 2022 offset the increase in interest expense.

(2)

On December 20, 2023, we completed the sale of Spoerlein Commons, located in Buffalo Grove, Illinois, for $7.4 million. We recorded a loss on sale of $0.7 million.

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

Equity in earnings of real estate partnership. Our estimated equity in earnings of real estate partnership, which is generated from our 81.4% ownership of Pillarstone OP, decreased $3,394,000 from an equity position of $239,000 for the year ended December 31, 2022 to a deficit of $3,155,000 for the year ended December 31, 2023. Please refer to Note 4 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Same Store (47 properties, excluding development land)
Property revenues
Rental	$139,559	$132,276	$7,283	6%
Management, transaction and other fees	1,306	847	459	54%
Total property revenues	140,865	133,123	7,742	6%

Property expenses
Property operation and maintenance	26,868	23,452	3,416	15%
Real estate taxes	17,346	16,755	591	4%
Total property expenses	44,214	40,207	4,007	10%

Total property revenues less total property expenses	96,651	92,916	3,735	4%

Same Store straight-line rent adjustments	(2,284)	(1,466)	(818)	56%
Same Store amortization of above/below market rents	(862)	(933)	71	(8)%
Same Store lease termination fees	(698)	(135)	(563)	417%

Same Store NOI(1)	$92,807	$90,382	$2,425	3%

(1)	See below for a reconciliation of property net operating income to net income.

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2023	2022
Net income attributable to Whitestone REIT	$19,180	$35,270
General and administrative expenses	20,653	18,066
Depreciation and amortization	32,966	31,707
(Equity) deficit in earnings of real estate partnership (1)	3,155	(239)
Interest expense	32,866	27,193
Interest, dividend and other investment income	(51)	(65)
Provision for income taxes	450	422
Gain on sale of properties, net	(9,006)	(16,950)
Management fee, net of related expenses	16	112
Loss on disposal of assets, net	522	192
NOI of real estate partnership (pro rata) (1)	2,553	3,023
Net income attributable to noncontrolling interests	270	530
NOI	$103,574	$99,261
Non-Same Store NOI (2)	(4,370)	(3,322)
NOI of real estate partnership (pro rata)(1)	(2,553)	(3,023)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	96,651	92,916
Same Store straight-line rent adjustments	(2,284)	(1,466)
Same Store amortization of above/below market rents	(862)	(933)
Same Store lease termination fees	(698)	(135)
Same Store NOI (3)	$92,807	$90,382

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 and 2022 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

(2)

We define “Non-Same Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the twelve months ended December 31, 2023 to the twelve months ended December 31, 2022, Non-Same Stores include properties acquired between January 1, 2022 and December 31, 2023 and properties sold between January 1, 2022 and December 31, 2023, but not included in discontinued operations.

(3)

We define “Same Stores” as properties that have been owned during the entire period being compared. For purposes of comparing the twelve months ended December 31, 2023 to the twelve months ended December 31, 2022, Same Stores include properties owned before January 1, 2022 and not sold before December 31, 2023. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

For a discussion and comparison of the results of our operations for the year ended December 31, 2022 with the year ended December 31, 2021, refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (NAREIT) (“FFO”) and Core FFO

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

Core Funds from Operations (“Core FFO”) is a non-GAAP measure. From time to time, we report or provide guidance with respect to “Core FFO” which removes the impact of certain non-recurring and non-operating transactions or other items we do not consider to be representative of our core operating results including, without limitation, default interest on debt of real estate partnership, extinguishment of debt cost, gains or losses associated with litigation involving the Company that is not in the normal course of business, and proxy contest professional fees.

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

FFO and Core FFO should not be considered as an alternative to net income or other measurements under GAAP, as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO and Core FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Although our calculation of FFO is consistent with that of NAREIT, there can be no assurance that FFO and Core FFO presented by us is comparable to similarly titled measures of other REITs.

Below are the calculations of FFO and Core FFO and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO (NAREIT) AND CORE FFO	2023	2022	2021
Net income attributable to Whitestone REIT	$19,180	$35,270	$12,048
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	32,811	31,538	28,806
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	1,613	1,613	1,674
Loss on disposal of assets, net	522	192	90
Gain on sale of properties, net	(9,006)	(16,950)	(266)
Gain on sale of property from discontinued operations	—	—	(1,833)
Gain on sale or disposal of properties or assets of real estate partnership (pro rata) (2)	—	—	(19)
Net income attributable to noncontrolling interests	270	530	205
FFO (NAREIT)	$45,390	$52,193	$40,705

Early debt extinguishment costs	—	147	—
Default interest on debt of real estate partnership (pro rata) (1)(2)	1,375	—	—
Core FFO	$46,765	$52,340	$40,705

(1)	Includes pro-rata share attributable to real estate partnership.

(2)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 and 2022 have not been made available to us, we have estimated depreciation and amortization, loss (gain) on sale or disposal of properties or assets of real estate partnership, and default interest on debt of real estate partnership based on the information available to us at the time of this report.

Property Net Operating Income (“NOI”)

NOI: Net Operating Income: Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI adjusts for general and administrative expenses, depreciation and amortization, equity in earnings of real estate partnership, interest expense, interest dividend and other investment income, provision for income taxes, gain or loss on sale of property from discontinued operations, management fee, net of related expenses, gain or loss on sale or disposal of assets, our pro rata share of NOI of equity method investments and net income attributable to noncontrolling interests, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2023	2022	2021
Net income attributable to Whitestone REIT	$19,180	$35,270	$12,048
General and administrative expenses	20,653	18,066	22,625
Depreciation and amortization	32,966	31,707	28,950
(Equity) deficit in earnings of real estate partnership (1)	3,155	(239)	(609)
Interest expense	32,866	27,193	24,564
Interest, dividend and other investment income	(51)	(65)	(116)
Provision for income taxes	450	422	385
Gain on sale of properties, net	(9,006)	(16,950)	(266)
Gain on sale of property from discontinued operations	—	—	(1,833)
Management fee, net of related expenses	16	112	331
Loss on disposal of assets, net	522	192	90
NOI of real estate partnership (pro rata) (1)	2,553	3,023	3,833
Net income attributable to noncontrolling interests	270	530	205
NOI	$103,574	$99,261	$90,207

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 and 2022 have not been made available to us, we have estimated (equity) deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

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

Off-Balance Sheet Arrangements

Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 4 to the accompanying consolidated financial statements for information related to our guarantees of our real estate partnership’s debt as of December 31, 2023 and 2022.

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

Fixed Interest Rate Debt

As of December 31, 2023, $544.5 million, or approximately 85%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2023 of approximately 4.70% per annum with expirations ranging from 2024 to 2029 (see Note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $15.1 million decline or increase in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2023, $96.0 million, or approximately 15%, of our outstanding debt was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $1.0 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2023, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of material weakness discussed above.

Item 9B.  Other Information.

During the fiscal quarter ended December 31, 2023, none of the Company's director of executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2024 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2024 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2023:

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants and rights		warrants and rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	1,109,520	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	1,109,520

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

The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2024 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2024 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2024 Annual Meeting of Shareholders.

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

Item 16. Form 10-K Summary.

None.

Exhibit No.	Description

1.1	Form of Distribution Agreement (previously filed as and incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed September 9,2022)

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012)

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020)

3.1.9	Articles Supplementary for Series A Preferred Shares (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 15, 2020)

3.2.1	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 24, 2020)

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

Exhibit No.	Description

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recoupment (Clawback) Policy

101

The following financial information of the Registrant for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 (unaudited) and December 31, 2022, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021 (unaudited), (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT

Date:	March 13, 2024	By:	/s/ David K. Holeman
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

March 13, 2024	/s/ David K. Holeman
David K. Holeman, CEO
(Principal Executive Officer)

March 13, 2024	/s/ John S. Hogan
John S. Hogan, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 13, 2024	/s/ David F. Taylor
David F. Taylor, Chairman

March 13, 2024	/s/ Nandita Berry
Nandita Berry, Trustee

March 13, 2024	/s/ Jeffrey A. Jones
Jeffrey A. Jones, Trustee

March 13, 2024	/s/ Amy S. Feng
Amy S. Feng, Trustee

March 13, 2024	/s/ Julia B. Buthman
Julia B. Buthman, Trustee

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Whitestone REIT:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index to Consolidated Financial Statements at Item 15 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment Assessment of Investment in Real Estate Partnership

As described in Note 2 to the Consolidated Financial Statements, management reviews properties and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, management determines if an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. Actual results could differ from estimates supporting the Company’s impairment analysis. If management’s analysis indicates an impairment, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2023, the Company had approximately $32 million of investment in real estate partnership, with no impairment recognized for the year ended December 31, 2023.

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

•	evaluating the methodology used by management in its impairment analysis;

•	evaluating market and fair value data used by management; and

•	evaluating the Company’s assessment of the impact of subsequent events on the value of the Company’s investment in real estate partnership.

Impairment Assessment of Real Estate Assets

As described in Note 2 to the Consolidated Financial Statements, management reviews properties and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, management determines if an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. Actual results could differ from estimates supporting the Company’s impairment analysis. If management’s analysis indicates an impairment, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2023, the Company had approximately $1 billion in real estate assets, net of accumulated depreciation, with no impairment recognized for the year ended December 31, 2023.

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

•	evaluating the methodology used by management in its impairment analysis;

•	evaluating the accuracy of occupancy rates used by management in its impairment analysis;

•	recalculating individual property net operating income using audited account balances;

•	evaluating inputs used for undiscounted cash flow assessment, including consideration of individual property net operating income, as discussed above;

•	evaluating management’s analysis of market trends and identification of properties requiring further assessment; and

•	evaluating market and fair value data used by management.

Acquisitions of Real Estate Assets

As described in Note 2 to the Consolidated Financial Statements, management allocates the purchase price of acquired properties to land, buildings and improvements, identifiable intangible assets, and to be acquired liabilities based on respective fair values at the time of purchase. Management determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. During the year ended December 31, 2023, the Company acquired Arcadia Towne Center for $25.5 million in cash and net prorations.

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

March 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Whitestone REIT:

Opinion on Internal Control over Financial Reporting

We have audited Whitestone REIT and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows of the Company, and our report dated March 13, 2024, expressed an unqualified opinion.

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

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 13, 2024

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2023	December 31, 2022

ASSETS
Real estate assets, at cost
Property	$1,221,466	$1,199,041
Accumulated depreciation	(229,767)	(208,286)
Total real estate assets	991,699	990,755
Investment in real estate partnership	31,671	34,826
Cash and cash equivalents	4,572	6,166
Restricted cash	68	189
Escrows and deposits	24,148	12,827
Accrued rents and accounts receivable, net of allowance for doubtful accounts	30,592	25,570
Receivable due from related party	1,513	1,377
Unamortized lease commissions, legal fees and loan costs	13,783	12,697
Prepaid expenses and other assets(1)	4,765	7,838
Finance lease right-of-use assets	10,428	10,522
Total assets	$1,113,239	$1,102,767

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$640,172	$625,427
Accounts payable and accrued expenses(2)	36,513	36,154
Payable due to related party	1,577	1,561
Tenants' security deposits	8,614	8,428
Dividends and distributions payable	6,025	6,008
Finance lease liabilities	721	735
Total liabilities	693,622	678,313
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,610,831 and 49,422,716 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	50	49
Additional paid-in capital	628,079	624,785
Accumulated deficit	(216,963)	(212,366)
Accumulated other comprehensive income	2,576	5,980
Total Whitestone REIT shareholders' equity	413,742	418,448
Noncontrolling interest in subsidiary	5,875	6,006
Total equity	419,617	424,454
Total liabilities and equity	$1,113,239	$1,102,767

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2023	December 31, 2022

(1) Operating lease right of use assets (net)	$109	$124
(2) Operating lease liabilities	$112	$129

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2023	2022	2021

Revenues
Rental(1)	$145,652	$138,200	$123,877
Management, transaction, and other fees	1,317	1,221	1,488
Total revenues	146,969	139,421	125,365

Operating expenses
Depreciation and amortization	32,966	31,707	28,950
Operating and maintenance	27,948	25,688	22,560
Real estate taxes	18,016	17,607	16,762
General and administrative	20,653	18,066	22,625
Total operating expenses	99,583	93,068	90,897

Other expenses (income)
Interest expense	32,866	27,193	24,564
Gain on sale of properties, net	(9,006)	(16,950)	(266)
Loss on disposal of assets, net	522	192	90
Interest, dividend and other investment income	(51)	(65)	(116)
Total other expenses	24,331	10,370	24,272

Income before equity investment in real estate partnership and income tax	23,055	35,983	10,196

Equity (deficit) in earnings of real estate partnership	(3,155)	239	609
Provision for income tax	(450)	(422)	(385)
Income from continuing operations	19,450	35,800	10,420

Gain on sale of property from discontinued operations	—	—	1,833
Income from discontinued operations	—	—	1,833

Net income	19,450	35,800	12,253

Less: Net income attributable to noncontrolling interests	270	530	205

Net income attributable to Whitestone REIT	$19,180	$35,270	$12,048

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Basic Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.39	$0.72	$0.23
Income from discontinued operations attributable to Whitestone REIT	—	—	0.03
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.39	$0.72	$0.26
Diluted Earnings Per Share:
Income from continuing operations attributable to Whitestone REIT, excluding amounts attributable to unvested restricted shares	$0.38	0.71	$0.22
Income from discontinued operations attributable to Whitestone REIT	—	—	0.04
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.38	$0.71	$0.26

Weighted average number of common shares outstanding:
Basic	49,501	49,256	45,486
Diluted	50,813	49,950	46,336

Consolidated Statements of Comprehensive Income (Loss)

Net income	$19,450	$35,800	$12,253

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	(3,452)	12,925	7,803

Comprehensive income	15,998	48,725	20,056

Less: Net income attributable to noncontrolling interests	270	530	205
Less: Comprehensive income (loss) attributable to noncontrolling interests	(48)	191	130

Comprehensive income attributable to Whitestone REIT	$15,776	$48,004	$19,721

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2023	2022	2021
(1) Rental
Rental revenues	$105,494	$101,113	$90,859
Recoveries	41,109	38,243	32,928
Bad debt	(951)	(1,156)	90
Total rental	$145,652	$138,200	$123,877

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

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2022	49,423	$49	$624,785	$(212,366)	$5,980	$418,448	695	$6,006	$424,454
Exchange of noncontrolling interest OP units for common shares	1	1	17	—	—	18	(1)	(18)	—
Issuance of common shares under dividend reinvestment plan	8	—	75	—	—	75	—	—	75
Repurchase of common shares (1)	(53)	—	(525)	—	—	(525)	—	—	(525)
Share-based compensation	232	—	3,727	—	—	3,727	—	—	3,727
Distributions	—	—	—	(23,777)	—	(23,777)	—	(335)	(24,112)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(3,404)	(3,404)	—	(48)	(3,452)
Net income	—	—	—	19,180	—	19,180	—	270	19,450
Balance, December 31, 2023	49,611	$50	$628,079	$(216,963)	$2,576	$413,742	694	$5,875	$419,617

(1)

During the years ended December 31, 2023, 2022 and 2021, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$19,450	$35,800	$10,420
Net income from discontinued operations	—	—	1,833
Net income	19,450	35,800	12,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,966	31,707	28,950
Amortization of deferred loan costs	1,089	1,100	1,096
Gain on sale of properties	(9,006)	(16,950)	(266)
Loss on disposal of assets	522	192	90
Bad debt	951	1,156	(90)
Share-based compensation	3,727	1,511	5,913
(Equity) deficit in earnings of real estate partnership	3,155	(239)	(609)
Amortization of right-of-use assets - finance leases	94	—	—
Changes in operating assets and liabilities:
Escrows and deposits	2,312	(1,504)	(2,049)
Accrued rents and accounts receivable	(5,973)	(4,331)	704
Receivable due from related party	(136)	(530)	(512)
Unamortized lease commissions, legal fees and loan costs	(4,592)	(3,386)	(3,259)
Prepaid expenses and other assets	2,484	1,749	1,963
Accounts payable and accrued expenses	355	(2,766)	2,663
Payable due to related party	16	564	872
Tenants' security deposits	186	358	1,154
Net cash provided by operating activities	47,600	44,431	47,040
Cash flows from investing activities:
Acquisitions of real estate	(25,474)	(16,992)	(81,588)
Acquisition of ground lease	—	(9,786)	—
Additions to real estate	(17,055)	(13,659)	(9,642)
Proceeds from sales of properties	19,847	33,723	—
Escrowed loan repayment on behalf of real estate partnership	(13,633)	—	—
Net cash used in investing activities	(36,315)	(6,714)	(91,230)
Net cash provided by investing activities of discontinued operations	—	—	1,833
Cash flows from financing activities:
Distributions paid to common shareholders	(23,684)	(22,958)	(19,320)
Distributions paid to OP unit holders	(332)	(346)	(331)
Proceeds from issuance of common shares, net of offering costs	—	—	55,981
Payments of exchange offer costs	—	(335)	(63)
Net proceeds from (payments of) credit facility	42,500	(16,000)	—
Repayments of notes payable	(30,945)	(3,468)	(3,261)
Payments of loan origination costs	—	(3,632)	—
Repurchase of common shares	(525)	(537)	(691)
Payment of finance lease liability	(14)	—	—
Net cash provided by (used in) financing activities	(13,000)	(47,276)	32,315
Net decrease in cash, cash equivalents and restricted cash	(1,715)	(9,559)	(10,042)
Cash, cash equivalents and restricted cash at beginning of period	6,355	15,914	25,956
Cash, cash equivalents and restricted cash at end of period (1)	$4,640	$6,355	$15,914

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,136	$26,493	$23,685
Cash paid for taxes	$435	$366	$364
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$976	$454	$297
Financed insurance premiums	$3,002	$1,846	$1,712
Value of shares issued under dividend reinvestment plan	$75	$67	$60
Value of common shares exchanged for OP units	$17	$618	$18
Change in fair value of cash flow hedge	$(3,452)	$12,925	$7,803
Reallocation of ownership percentage between parent and subsidiary	$—	$—	$(27)
Recognition of finance lease liabilities	$—	$735	$—

	December 31,
	2023	2022	2021
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$4,572	$6,166	$15,721
Restricted cash	68	189	193
Total cash, cash equivalents and restricted cash	$4,640	$6,355	$15,914

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2023, 2022 and 2021, we owned 55, 57, and 60 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of December 31, 2023, these properties consist of:

Consolidated Operating Portfolio

•	50 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

As of December 31, 2023, we, through our equity-method investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”), owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA (the “Pillarstone Properties”). We own 81.4% of the total outstanding units of Pillarstone OP, which we account for using the equity method. We also managed the day-to-day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2023, 2022 and 2021, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

Estimates regarding Pillarstone OP’s financial condition and results of operations and guarantee. We rely on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP. As of December 31, 2023 and 2022, Pillarstone OP’s financial statements have not been made accessible to us. Consequently, we have estimated the financial status and operational outcomes of Pillarstone OP based on the information accessible to us at the time of this report.

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

On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.  The default interest charges are in dispute, and we believe that the value of Uptown Tower exceeds the total amount claimed by the Lender.

On December 1, 2023, the Company reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and will be entitled to assert a subrogation claim against Pillarstone OP. We recorded the DPO amount as an asset in our financial statement line escrows and deposits.  We intend to pursue collection of amounts due from Pillarstone OP including the DPO amount and believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

The DPO Amount included a compromise settlement of approximately $1,688,000 for the disputed default interest and other fees. The Company's share of it was recorded in the 4th quarter of fiscal year 2023 in the financial statement line equity (deficit) in earnings of real estate partnership. Per the agreement, this payment would satisfy the Loan. The Company wired the DPO Amount to Lender on December 4, 2023, with accompanying releases as required by Lender, fully satisfying the agreement.

On December 1, 2023, Pillarstone OP authorized and filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower (Whitestone Uptown Tower LLC) in Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas.

On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On February 9, 2024, the Lender filed suit in New York County, New York against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee. The compromise settlement is our best estimate of the amount due.

On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means, including further litigation if necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

Equity Method. In accordance with Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) and Accounting Standards Codification “ASC” 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

As of December 31, 2023, we, through our investment in Pillarstone OP, owned a majority interest in eight properties that do not meet our Community Centered Property® strategy containing approximately 0.9 million square feet of GLA. We own 81.4% of the total outstanding units of Pillarstone OP. We also managed the day-to-day operations of Pillarstone OP pursuant to a management agreement, which was terminated on August 18, 2022. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties when we refer to our properties.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the grant date fair value of common share units included in share-based compensation expense, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps, the estimates supporting our impairment analysis for the carrying values of our real estate assets and the estimates made regarding Pillarstone REIT Operating Partnership LP’s financial condition and results of operations.  Actual results could differ from those estimates.

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $3.7 million, $1.5 million and $5.9 million in share-based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of  December 31, 2023 and 2022 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2023, approximately $ 552,000 and $ 262,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2022, approximately $ 455,000 and $ 281,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2021, approximately $414,000 and $291,000 in interest expense and real estate taxes, respectively, were capitalized.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

Impairment.  We review our properties and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, we determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2023.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2023 and 2022, we had an allowance for uncollectible accounts of $13.6 million and $13.8 million, respectively. For the years ending December 31, 2023, 2022 and 2021, we recorded an adjustment to rental revenue in the amount of $1.0 million, $1.2 million and $(0.1) million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2023, 2022 and 2021, was a bad debt adjustment of $0.3 million, $0.6 million, and $0.1 million, respectively, and a straight-line rent reserve adjustment of $(0.002) million, $0.3 million, $0.9 million, respectively, related to credit loss for the conversion of 20, 80, and 59 tenants, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2023, 2022 and 2021, we recorded a margin tax provision of $0.5 million, $0.4 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $612.4 million and $579.7 million as compared to the book value of approximately $640.5 million and $626.0 million as of December 31, 2023 and 2022, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value of the loan guarantee is $0 and $0.1 million as compared to the book value of approximately $0 and $0.1 million as of December 31, 2023 and 2022, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2023 and 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2023, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2023, we consider our cash flow hedges to be highly effective.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

3.  REAL ESTATE

As of December 31, 2023, we owned 55 commercial properties in the Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 5.0 million square feet of gross leasable area (“GLA”). Five of the 55 commercial properties are land parcels held for future development.

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

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended  December 31, 2023, 2022 and 2021 were acquired on January 1, 2021. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Total revenues	$148,044	$144,469	$135,597
Net income	$19,889	$37,502	$14,196
Net income attributable to Whitestone REIT (1)	$19,619	$36,972	$13,991
Basic Earnings Per Share:	$0.40	$0.75	$0.31
Diluted Earnings Per Share:	$0.39	$0.74	$0.30
Weighted-average common shares outstanding:
Basic	49,501	49,256	45,486
Diluted	50,813	49,950	46,336

(1)	Net income attributable to Whitestone REIT reflects historical ownership percentages.

Acquisition costs. Acquisition-related costs of $0.1 million, $0.1 million and $0.3 million are capitalized in real estate assets in our balance sheets for the years ended December 31, 2023, 2022 and 2021, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

Property dispositions.

On December 20, 2023 we completed the sale of Spoerlein Commons, located in Buffalo Grove, Illinois, for $7.4 million. We recorded a loss on sale of $0.7 million.

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

We have not included 2023 and 2022 sold properties in discontinued operations as they did not meet the definition of discontinued operations.

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
December 31, 2023

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

As of December 31, 2023, we owned approximately 81.4% of the total outstanding units of Pillarstone OP.

In accordance with ASU 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognizes its investment in Pillarstone OP under the equity method.

The table below presents the real estate partnership investment in which the Company held an ownership interest (in thousands):

		Company’s Investment as of
		December 31, 2023	December 31, 2022
Real estate partnership	Ownership Interest
Pillarstone OP	81.4%	$31,671	$34,826
Total real estate partnership(1)(2)(3)(4)		$31,671	$34,826

(1)

The Company managed these real estate partnership investments and, where applicable, earned acquisition fees, leasing commissions, property management fees, and asset management fees. The management agreement was terminated on August 18, 2022.

(2)	Representing eight property interests and 0.9 million square feet of GLA, as of December 31, 2023 and 2022.

(3)

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement. On September 8, 2022, Whitestone OP’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court. On January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted Whitestone OP from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed Whitestone OP to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, later enter a monetary judgment against Pillarstone for the difference between the amount Whitestone would have received in or around December 2021 and the current value. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. We intend to pursue collection of amounts due from Pillarstone OP through all means, including further litigation if necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

(4)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 and 2022 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

The table below presents the Company’s share of net income from its investment in the real estate partnership which is included in equity in earnings of real estate partnership, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Year Ended December 31,
	2023	2022	2021

Pillarstone OP	$(3,155)	$239	$609

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	December 31, 2023	December 31, 2022
Assets:
Real estate, net	$47,115	$47,727
Other assets	6,680	9,680
Total assets(1)	53,795	57,407
Liabilities and equity:
Notes payable	14,292	14,616
Other liabilities	4,040	3,782
Equity	35,463	39,009
Total liabilities and equity(2)	53,795	57,407
Company’s share of equity	28,885	31,773
Cost of investment in excess of the Company’s share of underlying net book value	2,786	3,053
Carrying value of investment in real estate partnership(3)	$31,671	$34,826

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of  December 31, 2023 and 2022 have not been made available to us, we have estimated total assets and its components based on the information available to us at the time of this report.

(2)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 and 2022 have not been made available to us, we have estimated total liabilities and equity and its components based on the information available to us at the time of this report.

(3)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 and 2022 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

	Year Ended December 31,
	2023	2022	2021
Rental revenues	$8,459	$8,930	$9,272
Property expenses	(9,683)	(7,386)	(6,988)
Other expenses	(2,517)	(1,099)	(1,407)
Gain (loss) on sale of properties or disposal of assets	—	(20)	23
Net income (loss)(1)	$(3,741)	$425	$900

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 and 2022 have not been made available to us, we have estimated net income and its components based on the information available to us at the time of this report.

The amortization of the basis difference between the cost of investment and the Company's share of underlying net book value for all three years ended  December 31, 2023, 2022 and 2021 was $108,000. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company's maximum exposure to loss relating to Pillarstone OP is limited to its investment in Pillarstone OP and its guarantee of promissory notes issued to Pillarstone OP. Please refer to Note 16 of this 10-K report for additional information.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value and is recorded on the Company’s consolidated balance sheet as a liability. The Company amortizes the guarantee liability into income over seven years. For the years ended December 31, 2023, 2022, and 2021, the amortization of the guarantee liability was $18,000, $37,000, and $38,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31, 2023	December 31, 2022
Tenant receivables	$16,287	$16,828
Accrued rents and other recoveries	26,751	22,103
Allowance for doubtful accounts	(13,570)	(13,822)
Other receivables	1,124	461
Total	$30,592	$25,570

6.  UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Leasing commissions	$19,462	$16,364
Deferred legal cost	356	364
Deferred financing cost	4,149	4,149
Total cost	23,967	20,877
Less: leasing commissions accumulated amortization	(8,744)	(7,649)
Less: deferred legal cost accumulated amortization	(272)	(263)
Less: deferred financing cost accumulated amortization	(1,168)	(268)
Total cost, net of accumulated amortization	$13,783	$12,697

A summary of expected future amortization of deferred costs is as follows (in thousands):

	Leasing	Deferred	Deferred
Years Ended December 31,	Commissions	Legal Costs	Financing Costs	Total
2024	$2,328	$46	$885	$3,259
2025	1,902	15	885	2,802
2026	1,662	14	760	2,436
2027	1,372	6	385	1,763
2028	1,084	2	66	1,152
Thereafter	2,370	1	—	2,371
Total	$10,718	$84	$2,981	$13,783

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2023 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2024	$97,819
2025	85,303
2026	70,389
2027	57,690
2028	43,141
Thereafter	124,343
Total	$478,685

(1)	These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately one to five years.

As of December 31, 2023, the Company had one ground lease with the lease term of 98 years. The lease is classified as a finance lease. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating and finance leases in existence as of December 31, 2023 in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Lease
2024	$64	$61
2025	42	63
2026	10	64
2027	2	65
2028	1	66
Thereafter	—	2,707
Total undiscounted rental payments	119	3,026
Less imputed interest	7	2,305
Total lease liabilities	$112	$721

For the year ended December 31, 2023, the total lease costs for operating and finance leases were $77,000 and $94,000, respectively. The weighted average remaining lease terms for our operating and finance leases at December 31, 2023 were 2.3 and 98 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 5% for operating and 6% for finance leases at December 31, 2023.

For the year ended December 31, 2022, the total lease costs for operating and finance leases were $597,000 and $0, respectively. The weighted average remaining lease terms for our operating and finance leases at December 31, 2022 were 2.5 and 99 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% for operating and 6% for finance leases at December 31, 2022.

For the year ended December 31, 2021, the total lease costs for operating leases were $1,036,000. The weighted average remaining lease terms for our operating leases was 2.9 years at December 31, 2021. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at December 31, 2021.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	December 31, 2023	December 31, 2022
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,658	18,016
$20.2 million 4.28% Note, due June 6, 2023	—	17,375
$14.0 million 4.34% Note, due September 11, 2024	12,427	12,709
$14.3 million 4.34% Note, due September 11, 2024	13,257	13,520
$15.1 million 4.99% Note, due January 6, 2024	13,350	13,635
$2.6 million 5.46% Note, due October 1, 2023	—	2,236
$50.0 million, 5.09% Note, due March 22, 2029	42,857	50,000
$50.0 million, 5.17% Note, due March 22, 2029	50,000	50,000
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	96,000	103,500
Total notes payable principal	640,549	625,991
Less deferred financing costs, net of accumulated amortization	(377)	(564)
Total notes payable	$640,172	$625,427

(1)

Promissory note includes an interest rate swap that fixed the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

As of December 31, 2022, our debt agreements indexed to LIBOR have been converted to SOFR.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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
December 31, 2023

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

The 2022 Facility is comprised of the following two tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”); and

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (“Term Loan”)

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin based upon our then existing leverage. As of  December 31, 2023, the interest rate on the 2022 Revolver was 7.05%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of December 31, 2023, subject to any potential future paydowns or increases in the borrowing base, we have $104.0 million remaining availability under the 2022 Revolver. As of December 31, 2023, $411.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $104.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

As of December 31, 2023, our $136.7 million in secured debt was collateralized by five properties with a carrying value of $212.3 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of December 31, 2023, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2023 were as follows (in thousands):

Year	Amount Due
2024	$63,834
2025	17,143
2026	163,143
2027	97,143
2028	282,143
Thereafter	17,143
Total	$640,549

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

As of December 31, 2023, we had the following contractual obligations (in thousands):

		Payment due by period (in thousands)
					More than
		Less than 1	1 - 3 years	3 - 5 years	5 years
Consolidated Contractual Obligations	Total	year (2024)	(2025 - 2026)	(2027 - 2028)	(after 2028)
Long-Term Debt - Principal	$640,549	$63,834	$180,286	$379,286	$17,143
Long-Term Debt - Fixed Interest	85,050	24,340	42,381	18,136	193
Long-Term Debt - Variable Interest (1)	12,238	4,450	7,788	—	—
Unsecured credit facility - Unused commitment fee (2)	715	260	455	—	—
Operating Lease Obligations	119	64	52	3	—
Finance Lease Obligations	3,026	61	127	131	2,707
Total	$741,697	$93,009	$231,089	$397,556	$20,043

(1)

As of December 31, 2023, we had one loan totaling $96.0 million which bore interest at a floating rate. The variable interest rate payments are based on SOFR plus 1.60% and a 10 basis point spread adjustment which reflects our new interest rates under our 2022 Facility. The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month SOFR as of December 31, 2023, of 5.40%.

(2)

The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2023 balance of $411.0 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

9.  DERIVATIVES AND HEDGING ACTIVITIES

The estimated fair value of our interest rate swaps is as follows (in thousands):

December 31, 2023
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$2,613

December 31, 2022
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$6,065

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Year Ended December 31, 2023	$(3,452)	Interest expense	$6,825
Year Ended December 31, 2022	$12,925	Interest expense	$(1,523)
Year Ended December 31, 2021	$7,803	Interest expense	$(5,427)

(1)	There was no ineffective portion of our interest rate swaps recognized in earnings for the years ended December 31, 2023, 2022 and 2021.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.   During the years ended December 31, 2023, 2022 and 2021, 693,803, 737,983, and 772,383 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

For the years ended December 31, 2023, 2022 and 2021, distributions of $0, $0 and $0, respectively, were made to the holders of certain restricted common shares, none of which were charged against earnings. See Note 14 for information related to restricted common shares under the 2008 Plan.

	Year Ended
	December 31,
(in thousands, except per share data)	2023	2022	2021
Numerator:
Income from continuing operations	$19,450	$35,800	$10,420
Less: Net income attributable to noncontrolling interests	(270)	(530)	(172)
Distributions paid on unvested restricted shares	—	—	—
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	19,180	35,270	10,248
Income from discontinued operations	—	—	1,833
Less: Net income attributable to noncontrolling interests	—	—	(33)
Income from discontinued operations attributable to Whitestone REIT	—	—	1,800
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$19,180	$35,270	$12,048

Denominator:
Weighted average number of common shares - basic	49,501	49,256	45,486
Effect of dilutive securities:
Unvested restricted shares	1,312	694	850
Weighted average number of common shares - dilutive	50,813	49,950	46,336

Earnings Per Share:
Basic:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.39	$0.72	$0.23
Income from discontinued operations attributable to Whitestone REIT	—	—	0.03
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.39	$0.72	$0.26
Diluted:
Income from continuing operations attributable to Whitestone REIT excluding amounts attributable to unvested restricted shares	$0.38	$0.71	$0.22
Income from discontinued operations attributable to Whitestone REIT	—	—	0.04
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.38	$0.71	$0.26

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2023	2022	2021
Ordinary income (unaudited)	97.8%	100.0%	80.7%
Return of capital (unaudited)	2.2%	—	19.3%
Capital gain distributions (unaudited)	—	—	—
Total	100.0%	100.0%	100.0%

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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the years ended  December 31, 2023, 2022 and 2021 (in thousands):

	Location of Revenue (Expense)	2023	2022	2021
Rent	Operating and maintenance	$(15)	$(471)	$(899)
Property management fee income	Management, transaction, and other fees	$—	$359	$568

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the years ended  December 31, 2023 and 2022, we did not sell common shares under the equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2023, we owned a 98.6% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2023 and 2022, there were 50,182,938 and 49,996,356 OP units outstanding, respectively.  We owned 49,489,991 and 49,301,876 OP units as of December 31, 2023 and 2022, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 98.6%, 98.6% and 98.3% for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023 and 2022, 1,533 and 76,010 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

2022
Fourth Quarter	$0.1200	$5,909	$0.1200	$83	$5,992
Third Quarter	0.1200	5,901	0.1200	88	5,989
Second Quarter	0.1200	5,880	0.1200	92	5,972
First Quarter	0.1075	5,268	0.1075	83	5,351
Total	$0.4675	$22,958	$0.4675	$346	$23,304

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

On June 30, 2021, the Compensation Committee approved the grant of an aggregate of 433,200 TSR Units and 433,200 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $4.17 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the June 30, 2021 grant date to the end of the performance period, December 31, 2023. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately 3 years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $7.51 and vest annually in three equal installments. The 433,200 TSR Units granted on June 30, 2021 include 111,465 TSR Units that will be converted into the right to receive cash in the amount of the fair market value of the common shares to the extent that common shares are not available for issuance under the 2018 Plan. On January 1, 2024, the remaining unvested 210,400 TSR units that were granted on June 30, 2021 vested at 200% achievement into 420,800 common shares.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	1,220,945	$10.03
Granted	480,184	9.30
Vested	(231,600)	7.95
Forfeited	(17,096)	10.01
Non-vested at December 31, 2023	1,452,433	10.12
Available for grant at December 31, 2023	1,109,520

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended  December 31, 2023, 2022 and 2021 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841
Year Ended December 31, 2022	360,334	$11.61	(519,003)	$3,442
Year Ended December 31, 2021	904,215	$5.99	(1,024,808)	$9,757

Total compensation recognized in earnings for share-based payments was $3.7 million, $1.5 million, and $5.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, there were 455,000 CIC Units outstanding that we do not expect to vest before their period of restriction lapses in 9 months because the Company considers a Change in Control unlikely on or before September 30, 2024. As of December 31, 2023, there was approximately $2.6 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 24 months and approximately $2.7 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 30 months beginning on January 1, 2024.

We expect to record approximately $5.3 million in share-based compensation subsequent to the year ended December 31, 2023. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 23 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2023, the TSR Peer Group Ranking called for 200% and 150% attainment of the TSR Units granted in 2022 and 2023, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

15. GRANTS TO TRUSTEES

On December 20, 2023, five independent trustees and one trustee emeritus were granted a total of 24,134 common shares, which vest immediately and are prorated based on date appointed. The 24,134 common shares granted to our trustees had a grant fair value of $12.44 per share. The fair value of the shares granted during the year ended December 31, 2023 was determined using quoted prices available on the date of grant.

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

On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.  The default interest charges are in dispute, and we believe that the value of Uptown Tower exceeds the total amount claimed by the Lender.

On December 1, 2023, the Company reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). The DPO Amount included a compromise settlement of approximately $1,688,000 for the disputed default interest and other fees. The Company's share of it was recorded in the 4th quarter of fiscal year 2023 in the financial statement line equity (deficit) in earnings of real estate partnership. Per the agreement, this payment would satisfy the Loan. The Company wired the DPO Amount to Lender on December 4, 2023, with accompanying releases as required by Lender, fully satisfying the agreement.

On December 1, 2023, Pillarstone OP authorized and filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower (Whitestone Uptown Tower LLC) in Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas.

On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On February 9, 2024, the Lender filed suit in New York County, New York against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee. The compromise settlement is our best estimate of the amount due.

On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas.

The Company paid the DPO amount will be entitled to assert a subrogation claim against Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. The Company intends to pursue collection of amounts due from Pillarstone OP including the DPO amount and believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.  The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of Pillarstone REIT bankruptcy.

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

On December 6, 2023, the 215th District Court of Harris County granted summary judgement and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and officers. The dismissal is subject to appeal. The Company’s counter-claims against Mr. Mastandrea for breach of fiduciary duty, theft, and conversion of company property remain in place. A trial to adjudicate the Company’s counter-claims against Mr. Mastandrea is scheduled to begin on August 12, 2024.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

Pillarstone Rights Plan

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement.

On  September 8, 2022, Whitestone OP’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court.

On January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted Whitestone OP from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed Whitestone OP to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, later enter a monetary judgment against Pillarstone for the difference between the amount Whitestone would have received in or around December 2021 and the current value.

On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas.

As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means, including further litigation if necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

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
December 31, 2023

18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended  December 31, 2023 and 2022 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2023
Revenues	$35,851	$36,460	$37,134	$37,524
Net income	$3,901	$11,465	$2,521	$1,563
Net income attributable to Whitestone REIT	$3,847	$11,306	$2,486	$1,541
Basic Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.08	$0.23	$0.05	$0.03
Diluted Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.08	$0.22	$0.05	$0.03

2022
Revenues	$34,123	$34,997	$35,383	$34,918
Net income	$7,189	$4,406	$3,975	$20,230
Net income attributable to Whitestone REIT	$7,078	$4,338	$3,915	$19,939
Basic Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.14	$0.09	$0.08	$0.40
Diluted Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.14	$0.09	$0.08	$0.40

(1)

The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

19. SUBSEQUENT EVENTS

On January 25, 2024, the Delaware Court of Chancery held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted shareholder rights plan (the “Rights Plan”) that effectively thwarted Whitestone OP from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed Whitestone OP to exercise its redemption right.   On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On February 20, 2024, we acquired Garden Oaks Shopping Center for $27.2 million in cash and net prorations. Garden Oaks Shopping Center, a 106,858 square foot property, was 95.8% leased at the time of purchase and is located in Houston, Texas.

Whitestone REIT and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

December 31, 2023

	(in thousands)
	Balance at		Deductions	Balance at
	Beginning		from	End of
Description	of Year	Charges(1)	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2023	$13,822	$951	$(1,203)	$13,570
Year ended December 31, 2022	14,896	1,156	(2,230)	13,822
Year ended December 31, 2021	16,426	(90)	(1,440)	14,896

(1)	For the year ended December 31, 2023, 2022, and 2021 charges were reductions (additions) to revenue.

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$846	$—	$5,126	$4,932	$10,058
Anderson Arbor	4,679	23,545	78	—	4,679	23,623	28,302
Anthem Marketplace	4,790	17,973	2,027	—	4,790	20,000	24,790
Anthem Marketplace Phase II	204	—	502	—	204	502	706
Arcadia Towne Center	7,992	17,227	84		7,992	17,311	25,303
BLVD Place	63,893	90,942	4,686	—	63,893	95,628	159,521
The Citadel	472	1,777	3,569	—	472	5,346	5,818
City View Village	2,044	4,149	57	—	2,044	4,206	6,250
Dana Park Pad	890	4,034	(1)	—	890	4,033	4,923
Davenport Village	11,367	34,101	2,259	—	11,367	36,360	47,727
Eldorado Plaza	16,551	30,746	1,383	—	16,551	32,129	48,680
Fountain Hills	5,113	15,340	1,683	—	5,113	17,023	22,136
Fountain Square	5,573	9,828	3,166	—	5,573	12,994	18,567
Fulton Ranch Towne Center	7,604	22,612	2,818	—	7,604	25,430	33,034
Gilbert Tuscany Village	1,767	3,233	1,491	—	1,767	4,724	6,491
Heritage Trace Plaza	6,209	13,821	1,292	—	6,209	15,113	21,322
HQ Village	7,171	18,439	2,649	—	7,171	21,088	28,259
Keller Place	5,977	7,577	1,092	—	5,977	8,669	14,646
Kempwood Plaza	733	1,798	2,527	—	733	4,325	5,058
Lakeside Market	18,116	35,290	2,069	—	18,116	37,359	55,475
Lake Woodlands Crossing	—	12,069	173	—	—	12,242	12,242
La Mirada	12,853	24,464	2,089	—	12,853	26,553	39,406
Las Colinas	16,706	18,098	1,847	—	16,706	19,945	36,651
Lion Square	1,546	4,289	5,401	—	1,546	9,690	11,236
The MarketPlace at Central	1,305	5,324	1,521	—	1,305	6,845	8,150
Market Street at DC Ranch	9,710	26,779	11,130	—	9,710	37,909	47,619
Mercado at Scottsdale Ranch	8,728	12,560	2,410	—	8,728	14,970	23,698
Paradise Plaza	6,155	10,221	1,396	—	6,155	11,617	17,772
Parkside Village North	3,877	8,629	410	—	3,877	9,039	12,916
Parkside Village South	5,562	27,154	1,144	—	5,562	28,298	33,860
Pinnacle of Scottsdale	6,648	22,466	2,381	—	6,648	24,847	31,495
Pinnacle of Scottsdale Phase II	883	4,659	2,793	—	883	7,452	8,335
The Promenade at Fulton Ranch	5,198	13,367	1,328	—	5,198	14,695	19,893
Providence	918	3,675	3,396	—	918	7,071	7,989
Quinlan Crossing	9,561	28,683	1,283	—	9,561	29,966	39,527
Seville	6,913	25,518	4,305	—	6,913	29,823	36,736
Shaver	184	633	192	—	184	825	1,009
Shops at Pecos Ranch	3,781	15,123	1,468	—	3,781	16,591	20,372
Shops at Starwood	4,093	11,487	1,541	—	4,093	13,028	17,121
Starwood Phase III	1,818	7,069	3,779	—	1,818	10,848	12,666
The Shops at Williams Trace	5,920	14,297	3,298	—	5,920	17,595	23,515
The Strand at Huebner Oaks	5,805	12,335	1,131	—	5,805	13,466	19,271
SugarPark Plaza	1,781	7,125	1,606	—	1,781	8,731	10,512
Sunset at Pinnacle Peak	3,610	2,734	1,065	—	3,610	3,799	7,409
Terravita Marketplace	7,171	9,392	1,923	—	7,171	11,315	18,486

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Town Park	850	2,911	613	—	850	3,524	4,374
Village Square at Dana Park	10,877	40,250	6,410	—	10,877	46,660	57,537
Williams Trace Plaza	6,800	14,003	1,977	—	6,800	15,980	22,780
Windsor Park	2,621	10,482	7,979	—	2,621	18,461	21,082
Woodlake Plaza	1,107	4,426	3,795	—	1,107	8,221	9,328
Total Whitestone Properties	$329,252	$756,740	$114,057	$—	$329,252	$870,797	$1,200,049

Land Held for Development:
BLVD Place Phase II-B	10,500	—	2,224	2,692	10,500	4,916	15,416
Dana Park Development	4,000	—	25	—	4,000	25	4,025
Eldorado Plaza Development	911	—	84	—	911	84	995
Fountain Hills	277	—	—	—	277	—	277
Market Street at DC Ranch	704	—	—	—	704	—	704
Total - Land Held for Development	$16,392	$—	$2,333	$2,692	$16,392	$5,025	$21,417

Grand Totals - Whitestone Properties	$345,644	$756,740	$116,390	$2,692	$345,644	$875,822	$1,221,466

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands) (8)	Construction	Acquired	Life (in years)
Whitestone Properties:
Ahwatukee Plaza		$1,453		8/16/2011	3 - 39
Anderson Arbor		1,246		12/01/2021	3 - 39
Anthem Marketplace	(3)	5,412		6/28/2013	3 - 39
Anthem Marketplace Phase II		284	3/1/2019		3 - 39
Arcadia Towne Center		406		6/12/2023	3 - 39
BLVD Place	(4)	16,942		5/26/2017	3 - 39
The Citadel		3,337		9/28/2010	3 - 39
City View Village		968		3/31/2015	3 - 39
Dana Park Pad		160		12/2/2022	3 - 40
Davenport Village		8,974		5/27/2015	3 - 39
Eldorado Plaza		5,705		5/3/2017	3 - 39
Fountain Hills Plaza		4,551		10/7/2013	3 - 39
Fountain Square		4,999		9/21/2012	3 - 39
Fulton Ranch Towne Center		6,268		11/5/2014	3 - 39
Gilbert Tuscany Village		2,195		6/28/2011	3 - 39
Heritage Trace Plaza		4,066		7/1/2014	3 - 39
Headquarters Village	(5)	6,430		3/28/2013	3 - 39
Keller Place		2,199		8/26/2015	3 - 39
Kempwood Plaza		2,714		2/2/1999	3 - 39
Lakeside Market		2,445		7/8/2021	3 - 39
Lake Woodlands Crossing		919		12/21/2022	3 - 43
La Mirada		5,819		9/30/2016	3 - 39
Las Colinas Village		2,273		12/6/2019	3 - 39
Lion Square		6,728		1/1/2000	3 - 39
The Marketplace at Central		2,996		11/1/2010	3 - 39
Market Street at DC Ranch		13,881		12/5/2013	3 - 39
Mercado at Scottsdale Ranch		4,714		6/19/2013	3 - 39
Paradise Plaza		4,001		8/8/2012	3 - 39
Parkside Village North		2,099		7/2/2015	3 - 39
Parkside Village South		6,574		7/2/2015	3 - 39
Pinnacle of Scottsdale		8,407		12/22/2011	3 - 39
Pinnacle of Scottsdale Phase II		2,432	3/31/2017		3 - 39
The Promenade at Fulton Ranch		3,753		11/5/2014	3 - 39
Providence		3,967		3/30/2001	3 - 39
Quinlan Crossing		6,960		8/26/2015	3 - 39
Seville		5,583		9/30/2016	3 - 39
Shaver		567		12/17/1999	3 - 39
Shops at Pecos Ranch	(6)	5,021		12/28/2012	3 - 39
Shops at Starwood	(7)	4,214		12/28/2011	3 - 39
Shops at Starwood Phase III		3,157	12/31/2016		3 - 39
The Shops at Williams Trace		4,107		12/24/2014	3 - 39
The Strand at Huebner Oaks		3,601		9/19/2014	3 - 39
SugarPark Plaza		4,387		9/8/2004	3 - 39
Sunset at Pinnacle Peak		1,421		5/29/2012	3 - 39
Terravita Marketplace		3,928		8/8/2011	3 - 39
Town Park		2,774		1/1/1999	3 - 39

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands) (8)	Construction	Acquired	Life
Village Square at Dana Park		14,586		9/21/2012	3 - 39
Williams Trace Plaza		3,963		12/24/2014	3 - 39
Windsor Park		11,465		12/16/2003	3 - 39
Woodlake Plaza		4,716		3/14/2005	3 - 39
		$229,767

Land Held for Development:
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Fountain Hills		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Totals - Whitestone Properties		$229,767

(1)	Reconciliations of total real estate carrying value for the three years ended December 31, follows (in thousands):

	2023	2022	2021
Balance at beginning of period	$1,199,041	$1,196,919	$1,106,426
Additions during the period:
Acquisitions	25,474	16,992	81,588
Improvements	17,055	13,659	9,642
	42,529	30,651	91,230
Deductions - cost of real estate sold or retired	(20,104)	(28,529)	(737)
Balance at close of period	$1,221,466	$1,199,041	$1,196,919

(2)	The aggregate cost of real estate for federal income tax purposes is $1.2 billion.
(3)	This property secures a $15.1 million mortgage note.
(4)	This property secures a $80.0 million mortgage note.
(5)	This property secures a $19.0 million mortgage note.
(6)	This property secures a $14.0 million mortgage note.
(7)	This property secures a $14.3 million mortgage note.
(8)	Reconciliation of accumulated depreciation for the three year ended December 31, follows (in thousands):

	2023	2022	2021

Balance at beginning of period	$208,286	$190,333	$163,712
Additions during the period:
Depreciation expense	30,668	29,700	27,188

Deductions during the period:
Accumulated depreciation of real estate dispositions	(9,187)	(11,747)	(567)
Balance at close of period	$229,767	$208,286	$190,333