Form 10-Q
period 2024-03-31
Whitestone REIT
filed 2024-05-02
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were49,959,638 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,230,936	$1,221,466
Accumulated depreciation	(232,867)	(229,767)
Total real estate assets	998,069	991,699
Investment in real estate partnership	—	31,671
Cash and cash equivalents	6,215	4,572
Restricted cash	—	68
Escrows and deposits	17,272	24,148
Accrued rents and accounts receivable, net of allowance for doubtful accounts	31,055	30,592
Receivable from partnership redemption	31,643	—
Receivable due from related party	1,522	1,513
Unamortized lease commissions, legal fees and loan costs	14,200	13,783
Prepaid expenses and other assets(1)	11,302	4,765
Finance lease right-of-use assets	10,406	10,428
Total assets	$1,121,684	$1,113,239

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$644,981	$640,172
Accounts payable and accrued expenses(2)	32,133	36,513
Payable due to related party	1,577	1,577
Tenants' security deposits	8,799	8,614
Dividends and distributions payable	6,215	6,025
Finance lease liabilities	716	721
Total liabilities	694,421	693,622
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 49,958,896 and 49,610,831 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	50	50
Additional paid-in capital	627,876	628,079
Accumulated deficit	(213,798)	(216,963)
Accumulated other comprehensive income	7,517	2,576
Total Whitestone REIT shareholders' equity	421,645	413,742
Noncontrolling interest in subsidiary	5,618	5,875
Total equity	427,263	419,617
Total liabilities and equity	$1,121,684	$1,113,239

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
(1) Operating lease right of use assets (net)	$108	$109
(2) Operating lease liabilities	$112	$112

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental(1)	$36,741	$35,497
Management, transaction, and other fees	423	354
Total revenues	37,164	35,851

Operating expenses
Depreciation and amortization	8,800	7,846
Operating and maintenance	6,349	6,086
Real estate taxes	4,238	4,708
General and administrative	6,180	5,084
Total operating expenses	25,567	23,724

Other expenses (income)
Interest expense	8,519	7,903
Gain on sale of properties	(6,525)	—
Loss on disposal of assets	—	6
Interest, dividend and other investment income	(8)	(20)
Total other expenses	1,986	7,889

Income before equity investment in real estate partnership and income tax	9,611	4,238

Deficit in earnings of real estate partnership	(28)	(218)
Provision for income tax	(119)	(119)
Net income	9,464	3,901

Less: Net income attributable to noncontrolling interests	124	54

Net income attributable to Whitestone REIT	$9,340	$3,847

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.19	$0.08
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.18	$0.08

Weighted average number of common shares outstanding:
Basic	49,940	49,424
Diluted	51,112	50,160

Consolidated Statements of Comprehensive Income (Loss)

Net income	$9,464	$3,901

Other comprehensive income (Loss)

Unrealized gain (loss) on cash flow hedging activities	5,007	(4,587)

Comprehensive income	14,471	(686)

Less: Net income attributable to noncontrolling interests	124	54
Less: Comprehensive income (loss) attributable to noncontrolling interests	66	(64)

Comprehensive income (loss) attributable to Whitestone REIT	$14,281	$(676)

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
(1) Rental
Rental revenues	$26,864	$25,740
Recoveries	10,477	10,081
Bad debt	(600)	(324)
Total rental	$36,741	$35,497

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2023	49,611	$50	$628,079	$(216,963)	$2,576	$413,742	694	$5,875	$419,617
Exchange of noncontrolling interest OP units for common shares	44	—	355	—	—	355	(44)	(355)	—
Issuance of shares under dividend reinvestment plan	2	—	23	—	—	23	—	—	23
Repurchase of common shares (1)	(118)	—	(1,442)	—	—	(1,442)	—	—	(1,442)
Share-based compensation	420	—	861	—	—	861	—	—	861
Distributions - $0.1200 per common share / OP unit	—	—	—	(6,175)	—	(6,175)	—	(92)	(6,267)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	4,941	4,941	—	66	5,007
Net income	—	—	—	9,340	—	9,340	—	124	9,464
Balance, March 31, 2024	49,959	$50	$627,876	$(213,798)	$7,517	$421,645	650	$5,618	$427,263

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2022	49,423	$49	$624,785	$(212,366)	$5,980	$418,448	695	$6,006	$424,454
Issuance of shares under dividend reinvestment plan	2	—	17	—	—	17	—	—	17
Share-based compensation	—	—	755	—	—	755	—	—	755
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,931)	—	(5,931)	—	(83)	(6,014)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(4,523)	(4,523)	—	(64)	(4,587)
Net income	—	—	—	3,847	—	3,847	—	54	3,901
Balance, March 31, 2023	49,425	$49	$625,557	$(214,450)	$1,457	$412,613	695	$5,913	$418,526

(1)    The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$9,464	$3,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,800	7,846
Amortization of deferred loan costs	265	277
Gain on sale of properties	(6,525)	—
Loss on disposal of assets	—	6
Bad debt	600	324
Share-based compensation	861	755
Deficit in earnings of real estate partnership	28	218
Amortization of right-of-use assets - finance leases	22	29
Changes in operating assets and liabilities:
Escrows and deposits	6,876	2,796
Accrued rents and accounts receivable	(1,063)	(1,646)
Receivable due from related party	(9)	(26)
Unamortized lease commissions, legal fees and loan costs	(817)	(521)
Prepaid expenses and other assets	997	(1,117)
Accounts payable and accrued expenses	(8,160)	(7,843)
Payable due to related party	—	1
Tenants' security deposits	185	(85)
Net cash provided by operating activities	11,524	4,915
Cash flows from investing activities:
Acquisitions of real estate	(27,204)	—
Additions to real estate	(3,041)	(3,529)
Proceeds from sales of properties	25,661	—
Net cash used in investing activities	(4,584)	(3,529)
Cash flows from financing activities:
Distributions paid to common shareholders	(5,969)	(5,913)
Distributions paid to OP unit holders	(80)	(83)
Net proceeds from credit facility	23,000	9,500
Repayments of notes payable	(20,869)	(7,571)
Repurchase of common shares	(1,442)	—
Payment of finance lease liability	(5)	(2)
Net cash used in financing activities	(5,365)	(4,069)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,575	(2,683)
Cash, cash equivalents and restricted cash at beginning of period	4,640	6,355
Cash, cash equivalents and restricted cash at end of period (1)	$6,215	$3,672

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,160	$7,610
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$29	$864
Financed insurance premiums	$2,638	$3,002
Value of shares issued under dividend reinvestment plan	$23	$17
Value of common shares exchanged for OP units	$354	$—
Change in fair value of cash flow hedge	$5,007	$(4,587)
Accrued capital expenditures	$1,962	$—
Receivable from partnership redemption	$31,643	$—

	March 31,
	2024	2023
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,215	$3,479
Restricted cash	—	193
Total cash, cash equivalents and restricted cash	$6,215	$3,672

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2023 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended March 31, 2024 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2024 and December 31, 2023, and the results of operations for the three month periods ended March 31, 2024 and 2023, the consolidated statements of changes in equity for the three months ended   March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of March 31, 2024 and December 31, 2023, Whitestone wholly owned 55 and 55 commercial properties, respectively, in and around Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of March 31, 2024, these properties consist of:

Consolidated Operating Portfolio

•	50 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of March 31, 2024, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP. Please refer to Note 2 in this Quarterly Report on form 10-Q for more information regarding the accounting treatment of the redemption of our OP units in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2024 and December 31, 2023, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Estimates regarding Pillarstone OP’s financial condition and results of operations and guarantee. We rely on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP. As of March 31, 2024 and December 31, 2023, Pillarstone OP’s financial statements have not been made accessible to us. Consequently, we have estimated the financial status and operational outcomes of Pillarstone OP based on the information accessible to us at the time of this report.

The Company has a limited guarantee on Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas. The guarantee is a so-called “bad boy” carve-out guarantee, which is generally only applicable if and when the borrower engages in acts such as fraud, prohibited transfers, breaches of material representations, environmental matters, and bankruptcy.  The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.

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

On December 1, 2023, Pillarstone OP authorized and filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower (Whitestone Uptown Tower LLC) in the United States Bankruptcy Court for the Northern District of Texas.

On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On February 9, 2024, the Lender filed suit in New York County, New York against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee. The compromise settlement is our best estimate of the amount due.

On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). As of the date of this filing, Whitestone has not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement.

On April 24, 2024, the lender and Pillarstone OP filed a motion with the bankruptcy court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the lender shall retain and apply the $13,632,764.25 tendered to it by Whitestone REIT Operating Partnership, L.P. on or about December 4, 2023.

The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of the Pillarstone Bankruptcies.

Equity Method. In compliance with Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) and Accounting Standards Codification (“ASC”) 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for the majority of its investment in Pillarstone OP.

Accounting treatment of the redemption of our OP units in Pillarstone OP.  On January 25, 2024, we executed an irrevocable redemption of substantially all our investment in Pillarstone OP, converting our equity investment into a receivable. Pillarstone OP conveyed their intention to forego issuing equity, opting instead to liquidate the properties to satisfy creditors, with Whitestone being significantly the largest creditor. Based on insights from our legal team and advisors, we anticipate that the most probable outcome will involve the liquidation of all Pillarstone properties.

The carrying value of our investment in Pillarstone OP was approximately $31.6 million as of January 25, 2024. We assert a claim of $70 million, inclusive of the $13 million default interest payment and accrued interest. It is anticipated that the claim and proceeds from liquidation will surpass the carrying value of our receivable for the redemption of our former equity investment in Pillarstone OP.

Subsequently, we reclassified our investment in Pillarstone OP to a receivable on our balance sheet after estimating 25 days of our share of the equity investment income. We will assess the credit losses of the receivable on a quarterly basis.

Any gains will be recognized once the proceeds received exceed our receivable.

This is within the scope of ASC 326, “Financial Instruments - Credit Losses.” The value of the unencumbered assets of Pillarstone OP is significantly in excess of Whitestone’s basis in the account receivable, but the precise value cannot be determined at this time. When applying the estimated loss rate method with a zero loss rate, the Current Expected Credit Losses (“CECL”) are zero according to ASC 326.  We will continue to monitor our legal team's assessment of the bankruptcy case and the value of the assets of Pillarstone OP to evaluate the credit risk of the receivable.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7 (Debt)), which was collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. The note was paid off in January 2024. As of March 31, 2024, we had no restricted cash.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of March 31, 2024, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2024, approximately $ 134,000 and $ 61,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2023, approximately $ 134,000 and $ 73,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 936,000 and $ 829,000 in share-based compensation net of forfeitures for the three months ended March 31, 2024 and 2023, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2024 and December 31, 2023, we had an allowance for uncollectible accounts of  $13.9 million and $13.6 million, respectively. During the three months ending March 31, 2024 and 2023, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.6 million and $0.3 million decrease in revenue, respectively. The three months ended March 31, 2024 included 19 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.02 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The three months ended March 31, 2023 included 71 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.2 million, respectively.

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

Other property income primarily includes amounts recorded in connection with lease termination fees. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

See our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on significant accounting policies.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2024 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2024 (remaining)	$74,197
2025	88,159
2026	73,653
2027	60,780
2028	46,937
Thereafter	136,262
Total	$479,988

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to five years.  As of March 31, 2024, the Company had one ground lease with the lease term of 98 years. The lease is classified as a finance lease. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Lease
2024 (remaining)	$62	$46
2025	42	63
2026	10	64
2027	2	65
2028	2	66
Thereafter	—	2,709
Total undiscounted rental payments	118	3,013
Less imputed interest	6	2,297
Total lease liabilities	$112	$716

For the three months ended March 31, 2024 and 2023, the total lease costs for operating leases were $ 19,000 and $ 33,000, respectively, and for the finance lease were $ 22,000 and $29,000, respectively. The weighted average remaining lease term for our operating leases and our finance lease was 2.3 and 98 years, respectively, at March 31, 2024. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.7% for our operating leases and 6% for our finance lease at March 31, 2024.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2024	December 31, 2023
Tenant receivables	$16,869	$16,287
Accrued rents and other recoveries	27,126	26,751
Allowance for doubtful accounts	(13,919)	(13,570)
Other receivables	979	1,124
Total	$31,055	$30,592

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasing commissions	$20,335	$19,462
Deferred legal cost	335	356
Deferred financing cost	4,205	4,149
Total cost	24,875	23,967
Less: leasing commissions accumulated amortization	(9,020)	(8,744)
Less: deferred legal cost accumulated amortization	(262)	(272)
Less: deferred financing cost accumulated amortization	(1,393)	(1,168)
Total cost, net of accumulated amortization	$14,200	$13,783

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of March 31, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP. Please refer to Note 2 in this Quarterly Report on form 10-Q for more information regarding the accounting treatment of the redemption of our OP units in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

In connection with the Contribution, Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a management agreement with the entities that own the contributed Pillarstone Properties (collectively, the “Management Agreements”). Pursuant to the Management Agreements, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services. The Management Agreements were terminated on August 18, 2022.  Prior to the termination of the Management Agreement, we reported approximately $144,000 in property management fee income on a quarterly basis.

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		March 31, 2024	December 31, 2023
Real estate partnership	Ownership Interest
Pillarstone OP	81.4%	$—	$31,671
Total real estate partnership(1)(2)(3)		$—	$31,671

(1)

Representing eight property interests and 926,798 square feet of GLA, as of December 31, 2023. Subsequent to January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for the majority of its investment in Pillarstone OP. We reclassified our investment in Pillarstone OP to a receivable on our balance sheet after estimating 25 days of our share of the equity investment income.

(2)

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement. On September 8, 2022, Whitestone OP’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court. On January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted Whitestone OP from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed Whitestone OP to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, later enter a monetary judgment against Pillarstone for the difference between the amount Whitestone would have received in or around December 2021 and the current value. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

(3)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

The table below presents the Company’s share of net income (loss) from its investment in the real estate partnership which is included in deficit in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2024	2023

Pillarstone OP	$(28)	$(218)

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Real estate, net	$—	$47,115
Other assets	—	6,680
Total assets(1)	—	53,795
Liabilities and equity:
Notes payable	—	14,292
Other liabilities	—	4,040
Equity	—	35,463
Total liabilities and equity(2)	—	53,795
Company’s share of equity	—	28,885
Cost of investment in excess of the Company’s share of underlying net book value	—	2,786
Carrying value of investment in real estate partnership(3)	$—	$31,671

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 have not been made available to us, we have estimated total assets and its components based on the information available to us at the time of this report.

(2)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 have not been made available to us, we have estimated total liabilities and equity and its components based on the information available to us at the time of this report.

(3)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

	For the Period from January 1, 2024 to January 25, 2024(1) (2)	Three Months Ended March 31, 2023 (1)

Revenues	$591	$2,003
Operating expenses	(559)	(2,032)
Other expenses	(56)	(206)
Net loss	$(24)	$(235)

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2024 and March 31, 2023 have not been made available to us, we have estimated net loss and its components based on the information available to us at the time of this report.

(2)	The estimated net loss and its components are calculated through January 25, 2024, the redemption date.

The amortization of the basis difference between the cost of investment and the Company’s share of underlying net book value for the three months ended  March 31, 2024 and 2023 is $ 7,000 and $27,000 respectively. The Company fully amortized the difference into deficit in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company will amortize the guarantee liability into income over seven years. For the three months ended  March 31, 2024 and 2023, the amortization of the guarantee liability was approximately $ 0 and $ 9,000, respectively.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2024	December 31, 2023
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,566	17,658
$14.0 million 4.34% Note, due September 11, 2024	12,354	12,427
$14.3 million 4.34% Note, due September 11, 2024	13,189	13,257
$15.1 million 4.99% Note, due January 6, 2024	—	13,350
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	35,714	42,857
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	50,000	50,000
$2.5 million 7.79% Note, due February 28, 2025	2,494	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	119,000	96,000
Total notes payable principal	645,317	640,549
Less deferred financing costs, net of accumulated amortization	(336)	(377)
Total notes payable	$644,981	$640,172

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
March 31, 2024
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
March 31, 2024
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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our then existing leverage. As of March 31, 2024, the interest rate on the 2022 Revolver was 6.87%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $81.0 million remaining availability under the 2022 Revolver. As of March 31, 2024, $434.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $81.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

As of March 31, 2024, our $123.11 million in secured debt was collateralized by four properties with a carrying value of $190.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2024, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2024 were as follows (in thousands):

Year	Amount Due
2024 (remaining)	$45,150
2025	17,596
2026	186,143
2027	97,143
2028	282,143
Thereafter	17,142
Total	$645,317

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

March 31, 2024
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$7,620

December 31, 2023
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$2,613

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

On  January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of our $165 million term loan under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. Effective September 7, 2022, Regions Bank novated $29.4 million of the swap to Bank of Montreal.  See Note 7 (Debt) for additional information regarding the 2019 Facility. The swap began on  February 8, 2021 and matured on  January 31, 2024. Effective September 16, 2022, our contracts indexed to LIBOR were converted to SOFR. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income Recognized in Earnings	Amount of Income Recognized in Earnings (1)
Three Months Ended March 31, 2024	$5,007	Interest expense	$1,699
Three Months Ended March 31, 2023	$(4,587)	Interest expense	$1,203

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2024 and 2023.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2024 and 2023,663,622 and 694,470 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net income	$9,464	$3,901
Less: Net income attributable to noncontrolling interests	(124)	(54)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$9,340	$3,847

Denominator:
Weighted average number of common shares - basic	49,940	49,424
Effect of dilutive securities:
Unvested restricted shares	1,172	736
Weighted average number of common shares - dilutive	51,112	50,160

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.19	$0.08
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.18	$0.08

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2024 and 2023, we recognized approximately $ 120,000 and $ 119,000, respectively, in margin tax provision.

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

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the three months ended March 31, 2024 and 2023, we did not sell shares under the equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2024, we owned a 98.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2024 and December 31, 2023, there were 50,487,256  and 50,182,938 OP units outstanding, respectively.  We owned 49,838,056 and 49,489,991 OP units as of March 31, 2024 and December 31, 2023, respectively. The balance of the OP units is owned by third parties, including certain members of our Board of Trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.7% and 98.6% for the three months ended March 31, 2024 and 2023, respectively. During the three months ended  March 31, 2024 and 2023, 43,747 and 11 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2023 and the three months ended March 31, 2024 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2024
First Quarter	$0.1200	$5,969	$0.1200	$80	$6,049
Total	$0.1200	$5,969	$0.1200	$80	$6,049

2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

The Compensation Committee administered the 2008 Plan and administers the 2018 Plan except, in each case, with respect to awards to non-employee trustees, for which the 2008 Plan was and the 2018 Plan is administered by the Board of Trustees. The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards. On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) that occurs on or before September 30, 2024 (the “CIC Units”) to certain of our employees. Continued employment is required through the vesting date. If a Change in Control does not occur on or before September 30, 2024, the CIC Units shall be immediately forfeited. The Company considers a Change in Control on or before September 30, 2024 to be improbable, and no expense has been recognized for the CIC Units. If a Change in Control occurs, any outstanding CIC Units would be expensed immediately on the date of the Change in Control using the grant date fair value. The grant date fair value for each CIC Unit of $13.05 was determined based on the Company’s closing share price on the grant date. As of March 31, 2024, 455,000 CIC Units remained outstanding.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2024	1,452,433	$10.12
Granted	—	—
Vested	(210,400)	4.17
Forfeited	—	—
Non-vested at March 31, 2024	1,242,033	11.13
Available for grant at March 31, 2024	1,227,932

A summary of our non-vested and vested shares activity for the three months ended March 31, 2024 and years ended December 31, 2023 and 2022 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2024	—	$—	(210,400)	$877
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841
Year Ended December 31, 2022	360,334	$11.61	(519,003)	$3,442

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Total compensation recognized in earnings for share-based payments was $936,000 and $829,000 for the three months ended March 31, 2024 and 2023, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 455,000 CIC Units, to vest over the next 27 months. As of March 31, 2024, there was approximately $2.2 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 21 months, and approximately $2.3 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on April 1, 2024.

We expect to record approximately $3.3 million in non-cash share-based compensation expense in 2024 and $2.1 million subsequent to 2024. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 20 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of March 31, 2024, the TSR Peer Group Ranking called for attainment of 200%, and 200% for the shares issued in 2022, and 2023, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

15. REAL ESTATE

Property Acquisitions.

On February 20, 2024, we acquired Garden Oaks Shopping Center, a property that meets our Community Centered Property® strategy, for $27.2 million in cash and net prorations. Garden Oaks Shopping Center, a 106,858 square foot property, was 95.8% leased at the time of purchase and is located in Houston, Texas.

On June 12, 2023, we acquired Arcadia Towne Center, a property that meets our Community Centered Property® strategy, for $25.5 million in cash and net prorations. Arcadia Towne Center, a 69,503 square foot property, was 100% leased at the time of purchase and is located in Phoenix, Arizona.

Property dispositions.

On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for $26.5 million. We recorded a gain on sale of $6.6 million. We have not included Mercado at Scottsdale Ranch in discontinued operations as it did not meet the definition of discontinued operations.

On December 20, 2023, we completed the sale of Spoerlein Commons, located in Buffalo Grove, Illinois, for $7.4 million. We recorded a loss on sale of $0.7 million. We have not included Spoerlein in discontinued operations as it did not meet the definition of discontinued operations.

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
March 31, 2024
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

Pillarstone OP. In connection with the Contribution, Whitestone TRS, Inc., a subsidiary of the Company (“Whitestone TRS”), entered into a management agreement with the entities that own the contributed Pillarstone Properties (collectively, the “Management Agreements”). Pursuant to the Management Agreements, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services. The Management Agreements were terminated on August 18, 2022.

The Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for the majority of its investment in Pillarstone OP.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2024	2023
Rent	Operating and maintenance	$—	$(15)
Property management fee income	Management, transaction, and other fees	$—	$—

17.  COMMITMENTS AND CONTINGENCIES

Guarantor for Pillarstone OP’s loan

The Company has a limited guarantee on Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023.  The guarantee is a so-called "bad boy" carve-out guarantee, which is generally only applicable if and when the borrower engages in acts such as fraud, prohibited transfers, breaches of material representations, environmental matters, and bankruptcy.  The debt matured on October 4, 2023, and is currently in default, as Pillarstone OP failed to refinance the loan.  The loan is also secured by the Uptown Tower property.  On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

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

On December 1, 2023, Pillarstone OP authorized and filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower, in the United States Bankruptcy Court for the Northern District of Texas. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On February 9, 2024, the Lender filed suit in New York County against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee.  On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). The Company paid the DPO amount and will be entitled to assert a subrogation claim against Pillarstone OP.

On April 24, 2024, the lender and Pillarstone OP filed a motion with the bankruptcy court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the lender shall retain and apply the $13,632,764.25 tendered to it by Whitestone REIT Operating Partnership, L.P. on or about December 4, 2023.

Former COO Litigation

On May 9, 2023, the Company’s former COO, John Dee, filed suit against the Company in the District Court of Harris County, Texas, purporting to assert claims for breach of his change-in-control agreement arising from the Company’s termination of its former CEO James Mastandrea for cause, and is seeking monetary relief in excess of $1,000,000 in damages and equitable relief. The Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

Former CEO Litigation

On February 23, 2022, the Company’s former CEO, James Mastandrea, filed suit against the Company and certain of its trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging $25 million in damages and equitable relief claims relating to the termination of his employment, including breach of his employment contract, negligence, tortious interference with contract, civil conspiracy, and declaratory judgment. On September 12, 2022, the claim for breach of fiduciary duty was dismissed and a claim for negligence was added (as to the trustee defendants).

On December 6, 2023, the 215th District Court of Harris County granted summary judgement and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and officers. The dismissal is subject to appeal. A trial to adjudicate the Company’s counter-claims against Mr. Mastandrea for breach of fiduciary duty, theft, and conversion of company property is scheduled to begin on August 12, 2024.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Pillarstone Rights Plan.

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

As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

18.  SUBSEQUENT EVENTS

On  April 5, 2024, we acquired Scottsdale Commons for $22.2 million in cash and net prorations. Scottsdale Commons, a 68,182 square foot property, was 96.6% leased at the time of purchase and is located in Scottsdale, Arizona.

On  April 1, 2024, we acquired Anderson Arbor Pad for $0.9 million in cash and net prorations. Anderson Arbor Pad is located in Austin, Texas.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

•	our current geographic concentration in the Houston and Phoenix metropolitan area makes us susceptible to local economic downturns;
•	increases in interest rates, including as a result of inflation, which may increase our operating costs or general and administrative expenses;
•	natural disasters, such as floods and hurricanes, which may increase as a result of climate change may adversely affect our returns and adversely impact our existing and prospective tenants;
•	increasing focus by stakeholders on environmental, social and governance matters;
•	financial institution disruptions;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	decreases in rental rates or increases in vacancy rates;
•	harm to our reputation, ability to do business and results of operations as a result of improper conduct by our employees, agents or business partners;
•	litigation risks;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;
•

risks related to generative artificial intelligence tools and language models, along with the potential interpretations and conclusions they might make regarding our business and prospects, particularly concerning the spread of misinformation;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip and unrest in the Middle East;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all; and
•	the ultimate amount we will collect in connection with the redemption of our equity investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP.”)

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, as previously filed with the Securities and Exchange Commission (“SEC”).

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

As of March 31, 2024, we wholly owned 55 commercial properties consisting of:

Consolidated Operating Portfolio

•

50 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 5.0 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $976.5 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $21.6 million.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of March 31, 2024, we had an aggregate of 1,431 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.1% of our annualized rental revenues for the three months ended March 31, 2024.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 70 new and renewal leases during the three months ended March 31, 2024, totaling 192,349 square feet and approximately $18.5 million in total lease value.  This compares to 51 new and renewal leases totaling 145,984 square feet and approximately $15.2 million in total lease value during the same period in 2023.

We employed 80 full-time employees as of March 31, 2024, including one on leave. As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of March 31, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

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

Rising Interest Rates

As of March 31, 2024, $119.0 million, or approximately 18% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.60% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.2 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $37.2 million and $35.9 million for the three months ended March 31, 2024 and 2023, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the conversion of19 tenants to cash basis revenue was a decrease to rental revenue for straight-line rent reserve adjustment of $0.02 million and a decrease to rental revenue for bad debt adjustment of  $0.2 million for the three months ending March 31, 2024.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2024, approximately30% of our GLA was subject to leases that expire prior to December 31, 2025.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 68% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On February 20, 2024, we acquired Garden Oaks Shopping Center, a property that meets our Community Centered Property® strategy, for $27.2 million in cash and net prorations. Garden Oaks Shopping Center, a 106,858 square foot property, was 95.8% leased at the time of purchase and is located in Houston, Texas.

On June 12, 2023, we acquired Arcadia Towne Center, a property that meets our Community Centered Property® strategy, for $25.5 million in cash and net prorations. Arcadia Towne Center, a 69,503 square foot property, was 100% leased at the time of purchase and is located in Phoenix, Arizona.

On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for $26.5 million. We recorded a gain on sale of $6.6 million. We have not included Mercado at Scottsdale Ranch in discontinued operations as it did not meet the definition of discontinued operations.

On December 20, 2023, we completed the sale of Spoerlein Commons, located in Buffalo Grove, Illinois, for $7.4 million. We recorded a Loss on sale of $0.7 million. We have not included Spoerlein in discontinued operations as it did not meet the definition of discontinued operations.

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

Leasing Activity

As of March 31, 2024, we owned 55 properties with 4,985,568 square feet of GLA and, as of March 31, 2024 and March 31, 2023, our occupancy rate for all properties was approximately 94% and 93%, respectively. The following is a summary of the Company’s leasing activity for the three months ended March 31, 2024:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	45	133,823	3.5	$0.79	$22.52	$21.25	15.0%
New Leases	10	26,237	3.6	11.74	25.81	20.33	25.9%
Total	55	160,060	3.5	$2.58	$23.06	$21.10	17.0%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	46	137,596	3.5	$0.79	$22.56
New Leases	24	54,753	4.3	13.43	24.70
Total	70	192,349	3.7	$4.39	$23.17

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Except the new accounting policies associated with the Pillarstone OP redemption, there have been no significant changes to policies during the three months ended March 31, 2024. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table provides a general comparison of our results of operations and other metrics for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2024	2023
Number of properties owned and operated	55	57
Aggregate GLA (sq. ft.)(1)	4,985,568	5,000,653
Ending occupancy rate - operating portfolio (1)	94%	93%
Ending occupancy rate	94%	93%

Total revenues	$37,164	$35,851
Total operating expenses	25,567	23,724
Total other expense	1,986	7,889
Income before equity investment in real estate partnership and income tax	9,611	4,238
Deficit in earnings of real estate partnership	(28)	(218)
Provision for income tax	(119)	(119)
Net income	9,464	3,901
Less: Net income attributable to noncontrolling interests	124	54
Net income attributable to Whitestone REIT	$9,340	$3,847

Funds from operations(2)	$11,818	$12,115
Property net operating income(3)	26,760	25,605
Distributions paid on common shares and OP units	6,049	5,996
Distributions per common share and OP unit	$0.1200	$0.1200
Distributions paid as a percentage of funds from operations	51%	49%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2024 to the three months ended March 31, 2023, Same Store includes properties owned during the entire period from January 1, 2023 to March 31, 2024. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Revenue	2024	2023	Change	% Change
Same Store
Rental revenues (1)	$25,681	$24,825	$856	3%
Recoveries (2)	10,163	9,534	629	7%
Bad debt (3)	(578)	(324)	(254)	78%
Total rental	35,266	34,035	1,231	4%
Other revenues	424	348	76	22%
Same Store Total	35,690	34,383	1,307	4%

Non-Same Store
Rental revenues (4)	1,183	915	268	29%
Recoveries (4)	314	547	(233)	(43)%
Bad debt (4)	(22)	—	(22)	n/m
Total rental	1,475	1,462	13	1%
Other revenues (4)	(1)	6	(7)	(117)%
Non-Same Store Total	1,474	1,468	6	0%

Total revenue	$37,164	$35,851	$1,313	4%

(1)

The Same Store rental revenues increase of $856,000 resulted from an increase of $90,000 from higher average leased square feet from 4,492,157 to 4,508,528, and an increase of $766,000 from higher average rent per leased square foot from $22.11 to $22.78. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of an decrease of $22,000 and $151,000 for the three months ended March 31, 2024 and 2023, respectively.

(2)

The Same Store recoveries revenue increase of $629,000 is primarily attributable to increases in operating expenses. Our recovery revenue from tenants generally increases as the related operating and maintenance and real estate tax expenses increase.

(3)	During the three months ended March 31, 2024 and 2023, Same Store bad debt includes an adjustment of $211,000 and $202,000, respectively, from cash basis accounting.

(4)

Non-Same Store rental revenue includes Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), Spoerlein Commons (sold on December 20, 2023), Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), and Arcadia Towne Center (acquired on June 12, 2023).

Operating expenses. The primary components of operating expenses for the three months ended March 31, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2024	2023	Change	% Change
Same Store
Operating and maintenance (1)	$6,142	$5,747	$395	7%
Real estate taxes (2)	4,133	4,553	(420)	(9)%
Same Store total	10,275	10,300	(25)	(0)%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	207	324	(117)	(36)%
Real estate taxes (3)	105	155	(50)	(32)%
Affiliated company rents (4)	—	15	(15)	(100)%
Non-Same Store and affiliated company rents total	312	494	(182)	(37)%
Depreciation and amortization	8,800	7,846	954	12%
General and administrative (5)	6,180	5,084	1,096	22%
Total operating expenses	$25,567	$23,724	$1,843	8%

(1)

The $395,000 Same Store operating and maintenance cost increase includes $202,000 in increased insurance cost, $148,000 in increased contract services costs, and $124,000 in increased labor costs, offset by $79,000 in decreased repair costs.

(2)

Same Store real estate taxes decrease is primarily from a decrease in Texas property tax rate from the Texas property tax relief package and $200,000 of real estate property tax refunds from successful property tax protests.

(3)

Non-Same Store rental revenue includes Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), Spoerlein Commons (sold on December 20, 2023), Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), and Arcadia Towne Center (acquired on June 12, 2023).

(4)	Affiliated company rents are spaces that we leased from Pillarstone OP.

(5)

The general and administrative expense increase is attributable to increased payroll cost of $641,000, share based compensation of $106,000, proxy solicitation fees of $400,000, offset by decreases in legal fees of $17,000 and $34,000 in professional fees.

Other expenses (income). The primary components of other expenses (income) for the three months ended March 31, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Other Expenses (Income)	2024	2023	Change	% Change

Interest expense (1)	$8,519	$7,903	$616	8%
Gain on sale of properties (2)	(6,525)	—	(6,525)	n/m
Loss on disposal of assets	—	6	(6)	(100)%
Interest, dividend and other investment income	(8)	(20)	12	(60)%
Total other expenses	$1,986	$7,889	$(5,903)	(75)%

(1)	The $616,000 increase in interest expense is attributable to rising interest rates, which led to an increase in our effective interest rate to 5.14% for the three months ended March 31, 2024 as compared to 4.86% for the three month ended March 31, 2023, resulting in a $438,000 increase in interest expense and increase in our average outstanding notes payable balance by $14,659,000, resulting in a $178,000 increase in interest expense.

(2)	On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for an aggregate $26.5 million.

Deficit in earnings of real estate partnership. As of March 31, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the three months ended March 31, 2024, our estimated deficit in earnings from the real estate partnership, which was generated through our 81.4% ownership of Pillarstone OP up to the redemption date, amounted to $28,000. For the three months ended March 31, 2023 our estimated deficit in earnings from the real estate partnership was $218,000. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Same Store (48 properties, excluding development land)
Property revenues
Rental	$35,266	$34,035	$1,231	4%
Management, transaction and other fees	424	348	76	22%
Total property revenues	35,690	34,383	1,307	4%

Property expenses
Property operation and maintenance	6,142	5,747	395	7%
Real estate taxes	4,133	4,553	(420)	(9)%
Total property expenses	10,275	10,300	(25)	(0)%

Total property revenues less total property expenses	25,415	24,083	1,332	6%

Same Store straight-line rent adjustments	(1,083)	(519)	(564)	109%
Same Store amortization of above/below market rents	(209)	(210)	1	(0)%
Same Store lease termination fees	(268)	(214)	(54)	25%

Same Store NOI(1)	$23,855	$23,140	$715	3%

(1)	See below for a reconciliation of property net operating income to net income.

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2024	2023
Net income attributable to Whitestone REIT	$9,340	$3,847
General and administrative expenses	6,180	5,084
Depreciation and amortization	8,800	7,846
Deficit in earnings of real estate partnership(1)	28	218
Interest expense	8,519	7,903
Interest, dividend and other investment income	(8)	(20)
Provision for income taxes	119	119
Gain on sale of properties	(6,525)	—
Loss on disposal of assets	—	6
NOI of real estate partnership (pro rata)(1)	183	548
Net income attributable to noncontrolling interests	124	54
NOI	$26,760	$25,605
Non-Same Store NOI (2)	(1,162)	(974)
NOI of real estate partnership (pro rata)(1)	(183)	(548)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	25,415	24,083
Same Store straight-line rent adjustments	(1,083)	(519)
Same Store amortization of above/below market rents	(209)	(210)
Same Store lease termination fees	(268)	(214)
Same Store NOI (3)	$23,855	$23,140

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2024 and 2023 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended March 31, 2024 to the three months ended March 31, 2023, Non-Same Store includes properties acquired between January 1, 2023 and March 31, 2024 and properties sold between January 1, 2023 and March 31, 2024, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended March 31, 2024 to the three months ended March 31, 2023, Same Store includes properties owned before January 1, 2023 and not sold before March 31, 2024. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (“FFO”) and Core FFO

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

Core Funds from Operations (“Core FFO”) is a non-GAAP measure. We define Core FFO as FFO excluding proxy contest costs.

Management uses FFO and Core FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.

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

FFO and Core FFO should not be considered as alternatives to net income or other measurements under GAAP, as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO and Core FFO do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. Although our calculation of FFO is consistent with that of NAREIT, there can be no assurance that FFO and Core FFO presented by us is comparable to similarly titled measures of other REITs.

Below are the calculations of FFO and Core FFO, along with the reconciliations to net income, which we believe are the most comparable U.S. GAAP financial measures (in thousands):

	Three Months Ended March 31,
FFO AND CORE FFO	2024	2023
Net income attributable to Whitestone REIT	$9,340	$3,847
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	8,768	7,805
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	111	403
Loss on disposal of assets	—	6
Gain on sale of properties	(6,525)	—
Net income attributable to noncontrolling interests	124	54
FFO	$11,818	$12,115
Adjustments to reconcile to Core FFO:
Proxy contest costs	438	—
Core FFO	$12,256	$12,115

(1)	Includes pro-rata share attributable to real estate partnership for the three months ended March 31, 2023 and through January 25, 2024, the redemption date.

(2)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2024 and 2023 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report. Please refer to Note 6 t the accompanying consolidated financial statements for the full disclosure.

Property Net Operating Income (“NOI”)

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, deficit in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of properties, loss on disposal of assets, and includes NOI of real estate partnership (pro rata) and net income attributable to noncontrolling interest, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect the level of capital expenditure and leasing costs necessary to maintain the operating performance of our properties, including general and administrative expenses, depreciation and amortization, equity or deficit in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain on sale of properties, and gain or loss on sale or disposition of assets.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2024	2023
Net income attributable to Whitestone REIT	$9,340	$3,847
General and administrative expenses	6,180	5,084
Depreciation and amortization	8,800	7,846
Deficit in earnings of real estate partnership	28	218
Interest expense	8,519	7,903
Interest, dividend and other investment income	(8)	(20)
Provision for income taxes	119	119
Gain on sale of properties	(6,525)	—
Loss on disposal of assets	—	6
NOI of real estate partnership (pro rata) (1)	183	548
Net income attributable to noncontrolling interests	124	54
NOI	$26,760	$25,605

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements as of March 31, 2024 and 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. Please refer to Note 6 for the full disclosure.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.12375 per common share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

During the three months ended March 31, 2024, our cash provided by operating activities was $11,524,000 and our total distributions were $6,049,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $5,475,000. We anticipate that cash flows from operating activities and our borrowing capacity under our 2022 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On March 5, 2024, the Company announced an increase to its quarterly distribution to $0.12375 per common share and OP unit, equal to a monthly distribution of $0.04125, beginning with the April 2024 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of March 31, 2024, subject to any potential future paydowns in the borrowing base, we have $81.0 million remaining availability under the 2022 Revolver.

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

On September 9, 2022, we entered into eleven equity distribution agreements for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-264881). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements. For the three months ended March 31, 2024 and 2023, we did not sell shares under the 2022 equity distribution agreements.

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

As discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7 (Debt)) to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. The note was paid off in January 2024. As of March 31, 2024, we had no restricted cash.

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $6,215,000 as of March 31, 2024, as compared to $4,640,000 on December 31, 2023.  Sources and uses of cash during the three months ended March 31, 2024 and 2023 were as follows:

Sources of Cash

•	Proceeds from sale of properties of $25,661,000 for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023;

•	Proceeds from credit facility of $23,000,000 for the three months ended March 31, 2024, compared to proceeds from of the credit facility of $9,500,000 for the three months ended March 31, 2023;

•	Cash flow from operations of $11,524,000 for the three months ended March 31, 2024, compared to $4,915,000 for the three months ended March 31, 2023;

Uses of Cash

•	Acquisition of real estate of $27,204,000 for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023;

•	Payments of notes payable of $20,869,000 for the three months ended March 31, 2024, compared to $7,571,000 for the three months ended March 31, 2023;

•	Payment of distributions to common shareholders and OP unit holders of $6,049,000 for the three months ended March 31, 2024, compared to $5,996,000 for the three months ended March 31, 2023;

•	Additions to real estate of $3,041,000 for the three months ended March 31, 2024, compared to $3,529,000 for the three months ended March 31, 2023;

•	Repurchase of common shares of $1,442,000 or the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023.

•	Payment of finance lease liability of $5,000 three months ended March 31, 2024, compared to $2,000 for the three months ended March 31, 2023; and

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2024	December 31, 2023
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,566	17,658
$14.0 million 4.34% Note, due September 11, 2024	12,354	12,427
$14.3 million 4.34% Note, due September 11, 2024	13,189	13,257
$15.1 million 4.99% Note, due January 6, 2024	—	13,350
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	35,714	42,857
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	50,000	50,000
$2.5 million 7.79% Note, due February 28, 2025	2,494	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	119,000	96,000
Total notes payable principal	645,317	640,549
Less deferred financing costs, net of accumulated amortization	(336)	(377)
Total notes payable	$644,981	$640,172

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

Scheduled maturities of our outstanding debt as of March 31, 2024 were as follows (in thousands):

Year	Amount Due
2024 (remaining)	$45,150
2025	17,596
2026	186,143
2027	97,143
2028	282,143
Thereafter	17,142
Total	$645,317

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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term SOFR plus an applicable margin based upon our then existing leverage. As of March 31, 2024, the interest rate on the 2022 Revolver was 6.87%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $81.0 million remaining availability under the 2022 Revolver. As of March 31, 2024, $434.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $81.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

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

As of March 31, 2024, our $123.11 million in secured debt was collateralized by four properties with a carrying value of $190.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2024, we were in compliance with all loan covenants.

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

The following is a summary of the Company's capital expenditures for the three month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Capital expenditures:
Tenant improvements and allowances	$3,267	$1,463
Developments / redevelopments	1,471	543
Leasing commissions and costs	754	414
Maintenance capital expenditures	265	1,523
Total capital expenditures (1)	$5,757	$3,943

(1)	Total capital expenditures include the accrued capital expenditure, which amounted to $1,962,000 for the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, we paid distributions to our common shareholders and OP unit holders of $6.0 million, compared to $6.0 million in the three months ended March 31, 2023.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2023 and the three months ended March 31, 2024 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2024
First Quarter	$0.1200	$5,969	$0.1200	$80	$6,049
Total	$0.1200	$5,969	$0.1200	$80	$6,049

2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

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

Fixed Interest Rate

As of March 31, 2024, $526.3 million, or approximately 82% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2024 of approximately 4.70% per annum with scheduled maturities ranging from 2023 to 2029. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $13.8 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2024, $119.0 million, or approximately 18% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.2 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Guarantor for Pillarstone OP’s loan

The Company has a limited guarantee on Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023.  The guarantee is a so-called "bad boy" carve-out guarantee, which is generally only applicable if and when the borrower engages in acts such as fraud, prohibited transfers, breaches of material representations, environmental matters, and bankruptcy.  The debt matured on October 4, 2023, and is currently in default, as Pillarstone OP failed to refinance the loan.  The loan is also secured by the Uptown Tower property.  On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

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

On December 1, 2023, Pillarstone OP authorized and filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower, in the United States Bankruptcy Court for the Northern District of Texas. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On February 9, 2024, the Lender filed suit in New York County against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee.  On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). The Company paid the DPO amount and will be entitled to assert a subrogation claim against Pillarstone OP.

On April 24, 2024, the lender and Pillarstone OP filed a motion with the bankruptcy court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the lender shall retain and apply the $13,632,764.25 tendered to it by Whitestone REIT Operating Partnership, L.P. on or about December 4, 2023.

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

Former CEO Litigation

On February 23, 2022, the Company’s former CEO, James Mastandrea, filed suit against the Company and certain of its trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and officers (David Holeman, Christine Mastandrea, Peter Tropoli) in the District Court of Harris County, Texas, alleging $25 million in damages and equitable relief claims relating to the termination of his employment, including breach of his employment contract, negligence, tortious interference with contract, civil conspiracy, and declaratory judgment. On September 12, 2022, the claim for breach of fiduciary duty was dismissed and a claim for negligence was added (as to the trustee defendants).

On December 6, 2023, the 215th District Court of Harris County granted summary judgement and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and officers. The dismissal is subject to appeal. A trial to adjudicate the Company’s counter-claims against Mr. Mastandrea for breach of fiduciary duty, theft, and conversion of company property is scheduled to begin on August 12, 2024.

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

As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement.  We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)

During the three months ended March 31, 2024, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	118,412	$12.18	N/A	N/A
February 1, 2024 - February 29, 2024	—	—	N/A	N/A
March 1, 2024 - March 31, 2024	—	—	N/A	N/A
Total	118,412	$12.18

(1)

The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.3

Severance and Change in Control Agreement dated as of May 23, 2022 among Whitestone REIT and Christine Mastandrea (previously filed as and incorporated by reference to Exhibit 10.2*+ on Form 10-Q, filed August 8, 2022).

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

101

The following financial information of the Registrant for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2024 and 2023 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2024 and 2023 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT
Date:	May 2, 2024	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2024	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)