Form 10-Q
period 2024-06-30
Whitestone REIT
filed 2024-08-01
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, there were 50,064,943 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,258,799	$1,221,466
Accumulated depreciation	(240,535)	(229,767)
Total real estate assets	1,018,264	991,699
Investment in real estate partnership	—	31,671
Cash and cash equivalents	3,231	4,572
Restricted cash	—	68
Escrows and deposits	17,679	24,148
Accrued rents and accounts receivable, net of allowance for doubtful accounts	30,919	30,592
Receivable from partnership redemption	31,643	—
Receivable due from related party	1,532	1,513
Unamortized lease commissions, legal fees and loan costs	14,566	13,783
Prepaid expenses and other assets(1)	12,065	4,765
Finance lease right-of-use assets	10,471	10,428
Total assets	$1,140,370	$1,113,239

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$665,667	$640,172
Accounts payable and accrued expenses(2)	33,223	36,513
Payable due to related party	1,577	1,577
Tenants' security deposits	9,038	8,614
Dividends and distributions payable	6,228	6,025
Finance lease liabilities	797	721
Total liabilities	716,530	693,622
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 50,064,267 and 49,610,831 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	50	50
Additional paid-in capital	627,459	628,079
Accumulated deficit	(217,401)	(216,963)
Accumulated other comprehensive income	8,152	2,576
Total Whitestone REIT shareholders' equity	418,260	413,742
Noncontrolling interest in subsidiary	5,580	5,875
Total equity	423,840	419,617
Total liabilities and equity	$1,140,370	$1,113,239

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2024	December 31, 2023
	(unaudited)
(1) Operating lease right of use assets (net)	$75	$109
(2) Operating lease liabilities	$75	$112

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental(1)	$37,480	$36,241	$74,221	$71,738
Management, transaction, and other fees	167	219	590	573
Total revenues	37,647	36,460	74,811	72,311

Operating expenses
Depreciation and amortization	8,521	8,360	17,321	16,206
Operating and maintenance	7,015	6,899	13,364	12,985
Real estate taxes	3,912	4,767	8,150	9,475
General and administrative	6,552	5,175	12,732	10,259
Total operating expenses	26,000	25,201	51,567	48,925

Other expenses (income)
Interest expense	8,788	8,260	17,307	16,163
(Gain) loss on sale of properties	75	(9,621)	(6,450)	(9,621)
Loss on disposal of assets	72	14	72	20
Interest, dividend and other investment income	(4)	(18)	(12)	(38)
Total other expenses (income)	8,931	(1,365)	10,917	6,524

Income before equity investment in real estate partnership and income tax	2,716	12,624	12,327	16,862

Deficit in earnings of real estate partnership	—	(1,034)	(28)	(1,252)
Provision for income tax	(90)	(125)	(209)	(244)
Net income	2,626	11,465	12,090	15,366

Less: Net income attributable to noncontrolling interests	34	159	158	213

Net income attributable to Whitestone REIT	$2,592	$11,306	$11,932	$15,153

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.05	$0.23	$0.24	$0.31
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.05	$0.22	$0.23	$0.30

Weighted average number of common shares outstanding:
Basic	49,960	49,426	49,951	49,425
Diluted	51,120	50,259	51,116	50,262

Consolidated Statements of Comprehensive Income

Net income	$2,626	$11,465	$12,090	$15,366

Other comprehensive income

Unrealized gain on cash flow hedging activities	643	7,095	5,650	2,508

Comprehensive income	3,269	18,560	17,740	17,874

Less: Net income attributable to noncontrolling interests	34	159	158	213
Less: Comprehensive income attributable to noncontrolling interests	8	99	74	35

Comprehensive income attributable to Whitestone REIT	$3,227	$18,302	$17,508	$17,626

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(1) Rental
Rental revenues	$27,372	$26,519	$54,236	$52,259
Recoveries	10,194	9,955	20,671	20,036
Bad debt	(86)	(233)	(686)	(557)
Total rental	$37,480	$36,241	$74,221	$71,738

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income	Equity	Units	Dollars	Equity

Balance, December 31, 2023	49,611	$50	$628,079	$(216,963)	$2,576	$413,742	694	$5,875	$419,617
Exchange of noncontrolling interest OP units for common shares	44	—	355	—	—	355	(44)	(355)	—
Issuance of shares under dividend reinvestment plan	2	—	23	—	—	23	—	—	23
Repurchase of common shares (1)	(118)	—	(1,442)	—	—	(1,442)	—	—	(1,442)
Share-based compensation	420	—	861	—	—	861	—	—	861
Distributions - $0.1200 per common share / OP unit	—	—	—	(6,175)	—	(6,175)	—	(92)	(6,267)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	4,941	4,941	—	66	5,007
Net income	—	—	—	9,340	—	9,340	—	124	9,464
Balance, March 31, 2024	49,959	$50	$627,876	$(213,798)	$7,517	$421,645	650	$5,618	$427,263
Exchange of noncontrolling interest OP units for common shares	—	—	—	—	—	—	—	—	—
Issuance of shares under dividend reinvestment plan	1	—	19	—	—	19	—	—	19
Repurchase of common shares (1)	(90)	—	(1,199)	—	—	(1,199)	—	—	(1,199)
Share-based compensation	194	—	763	—	—	763	—	—	763
Distributions - $0.1238 per common share / OP unit	—	—	—	(6,195)	—	(6,195)	—	(80)	(6,275)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	635	635	—	8	643
Net income	—	—	—	2,592	—	2,592	—	34	2,626
Balance, June 30, 2024	50,064	$50	$627,459	$(217,401)	$8,152	$418,260	650	$5,580	$423,840

See accompanying notes to Consolidated Financial Statements

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income	Equity	Units	Dollars	Equity

Balance, December 31, 2022	49,423	$49	$624,785	$(212,366)	$5,980	$418,448	695	$6,006	$424,454
Issuance of shares under dividend reinvestment plan	2	—	17	—	—	17	—	—	17
Share-based compensation	—	—	755	—	—	755	—	—	755
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,931)	—	(5,931)	—	(83)	(6,014)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(4,523)	(4,523)	—	(64)	(4,587)
Net income	—	—	—	3,847	—	3,847	—	54	3,901
Balance, March 31, 2023	49,425	$49	$625,557	$(214,450)	$1,457	$412,613	695	$5,913	$418,526
Exchange of noncontrolling interest OP units for common shares	1	1	10	—	—	11	(1)	(11)	—
Issuance of shares under dividend reinvestment plan	2	—	19	—	—	19	—	—	19
Repurchase of common shares (1)	(30)	—	(289)	—	—	(289)	—	—	(289)
Share-based compensation	122	—	725	—	—	725	—	—	725
Distributions - $0.1200 per common share / OP unit	—	—	—	(5,943)	—	(5,943)	—	(86)	(6,029)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	6,996	6,996	—	99	7,095
Net income	—	—	—	11,306	—	11,306	—	159	11,465
Balance, June 30, 2023	49,520	$50	$626,022	$(209,087)	$8,453	$425,438	694	$6,074	$431,512

(1)    The Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$12,090	$15,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,321	16,206
Amortization of deferred loan costs	534	550
Gain on sale of properties	(6,450)	(9,621)
Loss on disposal of assets	72	20
Bad debt	686	557
Share-based compensation	1,624	1,480
Deficit in earnings of real estate partnership	28	1,252
Amortization of right-of-use assets - finance leases	43	51
Changes in operating assets and liabilities:
Escrows and deposits	6,469	3,982
Accrued rents and accounts receivable	(1,013)	(2,014)
Receivable due from related party	(19)	(59)
Unamortized lease commissions, legal fees and loan costs	(1,768)	(1,894)
Prepaid expenses and other assets	999	1,430
Accounts payable and accrued expenses	(7,258)	(5,586)
Payable due to related party	—	16
Tenants' security deposits	424	(25)
Net cash provided by operating activities	23,782	21,711
Cash flows from investing activities:
Acquisitions of real estate	(50,136)	(25,455)
Additions to real estate	(8,548)	(8,771)
Proceeds from sales of properties	25,661	13,447
Reverse 1031 exchange	—	(13,447)
Net cash used in investing activities	(33,023)	(34,226)
Cash flows from financing activities:
Distributions paid to common shareholders	(12,131)	(11,826)
Distributions paid to OP unit holders	(160)	(166)
Net (payments) proceeds from credit facility	(11,000)	48,000
Repayments of notes payable	(21,777)	(26,504)
Proceeds from notes payable	56,340	—
Payment of loan origination costs	(789)	—
Repurchase of common shares	(2,641)	(289)
Payment of finance lease liability	(10)	(6)
Net cash provided by financing activities	7,832	9,209
Net decrease in cash, cash equivalents and restricted cash	(1,409)	(3,306)
Cash, cash equivalents and restricted cash at beginning of period	4,640	6,355
Cash, cash equivalents and restricted cash at end of period (1)	$3,231	$3,049

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,013	$15,219
Cash paid for taxes	$432	$435
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$45	$864
Financed insurance premiums	$2,638	$3,002
Value of shares issued under dividend reinvestment plan	$42	$36
Value of common shares exchanged for OP units	$354	$11
Change in fair value of cash flow hedge	$5,650	$2,508
Accrued capital expenditures	$1,629	$—
Receivable from partnership redemption	$31,643	$—
Recognition of finance lease liability	$86	$—

	June 30,
	2024	2023
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,231	$2,927
Restricted cash	—	122
Total cash, cash equivalents and restricted cash	$3,231	$3,049

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2023 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended June 30, 2024 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2024 and December 31, 2023, and the results of operations for the three and six month periods ended June 30, 2024 and 2023, the consolidated statements of changes in equity for the three and six months ended  June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of June 30, 2024 and December 31, 2023, Whitestone wholly owned 57 and 55 commercial properties, respectively, in and around Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of June 30, 2024, these properties consist of:

Consolidated Operating Portfolio

•	51 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	six parcels of land held for future development.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of June 30, 2024, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP. Please refer to Note 2 in this Quarterly Report on form 10-Q for more information regarding the accounting treatment of the redemption of our OP units in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2024 and December 31, 2023, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Estimates regarding Pillarstone OP’s financial condition and results of operations. We rely on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP. As of June 30, 2024 and December 31, 2023, Pillarstone OP’s financial statements have not been made accessible to us. Consequently, we have estimated the financial status and operational outcomes of Pillarstone OP based on the information accessible to us at the time of this report.

Equity Method. In compliance with Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) and Accounting Standards Codification (“ASC”) 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for substantially all of its investment in Pillarstone OP. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7 (Debt)), which was collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. The note was paid off in January 2024. As of June 30, 2024, we had no restricted cash.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of June 30, 2024, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2024, approximately $ 150,000 and $ 61,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2024, approximately $ 284,000 and $ 122,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2023, approximately $ 137,000 and $ 72,000 in interest expense and real estate taxes, respectively, were capitalized and for the six months ended June 30, 2023, approximately $ 271,000 and $ 145,000 in interest expense and real estate taxes, respectively, were capitalized..

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 888,000 and $ 800,000 in share-based compensation net of forfeitures for the three months ended June 30, 2024 and 2023, respectively, and we recognized $ 1,824,000 and $ 1,629,000 in share-based compensation net of forfeitures for the six months ended  June 30, 2024 and 2023, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2024 and December 31, 2023, we had an allowance for uncollectible accounts of  $14.0 million and $13.6 million, respectively. During the three months ending June 30, 2024 and 2023, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.09 million and $0.2 million decrease in revenue, respectively, and during the six months ending June 30, 2024 and 2023, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, in the amount of a $0.7 million and $0.6 million, respectively. Both adjustments resulted in a decrease in revenue. The three months ended June 30, 2024 included 18 cash basis tenants, resulting in an increase to rental revenue for straight-line rent adjustments of $0.008 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The three months ended June 30, 2023 included 18 cash basis tenants, resulting in an increase to rental revenue for straight-line rent adjustment of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.1 million, respectively. The six months ended  June 30, 2024 included 18 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.02 million and a decrease to rental revenue for bad debt adjustments of $0.4 million, and the six months ended  June 30, 2023 included 18 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.3 million, respectively.

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
June 30, 2024
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of June 30, 2024 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2024 (remaining)	$51,391
2025	94,894
2026	80,733
2027	67,559
2028	53,404
Thereafter	153,099
Total	$501,080

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to five years.  As of June 30, 2024, the Company had one ground lease and one office machine lease that were classified as finance leases. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Lease
2024 (remaining)	$18	$41
2025	30	82
2026	24	83
2027	7	85
2028	1	86
Thereafter	—	2,723
Total undiscounted rental payments	80	3,100
Less imputed interest	5	2,303
Total lease liabilities	$75	$797

For the three months ended June 30, 2024 and 2023, the total lease costs for operating leases were $ 10,000 and $ 8,000, respectively, and for the finance lease were $ 21,000 and $ 22,000, respectively. For the six months ended  June 30, 2024 and 2023, the total lease costs for operating leases were $ 29,000 and $ 41,000 respectively, and for the finance lease were $ 43,000 and $ 51,000, respectively.

The weighted average remaining lease term for our operating leases and our finance lease was 2.2 and 94 years, respectively, at June 30, 2024. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% for our operating leases and 6.1% for our finance lease at June 30, 2024.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2024	December 31, 2023
Tenant receivables	$17,758	$16,287
Accrued rents and other recoveries	26,343	26,751
Allowance for doubtful accounts	(14,044)	(13,570)
Other receivables	862	1,124
Total	$30,919	$30,592

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasing commissions	$21,511	$19,462
Deferred legal cost	305	356
Deferred financing cost	4,149	4,149
Total cost	25,965	23,967
Less: leasing commissions accumulated amortization	(9,515)	(8,744)
Less: deferred legal cost accumulated amortization	(266)	(272)
Less: deferred financing cost accumulated amortization	(1,618)	(1,168)
Total cost, net of accumulated amortization	$14,566	$13,783

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of June 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP. Please refer to Note 2 in this Quarterly Report on form 10-Q for more information regarding the accounting treatment of the redemption of our OP units in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

The table below presents the real estate partnership investment in which the Company holds an ownership interest (in thousands):

		Company’s Investment as of
		June 30, 2024	December 31, 2023
Real estate partnership	Ownership Interest
Pillarstone OP	81.4%	$—	$31,671
Total real estate partnership(1)(2)(3)		$—	$31,671

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

(2)

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement. On September 8, 2022, Whitestone OP’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court. On January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted Whitestone OP from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed Whitestone OP to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, later enter a monetary judgment against Pillarstone for the difference between the amount Whitestone would have received in or around December 2021 and the current value. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On March 4, 2024, Pillarstone REIT authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and the remainder of its special purpose entities in the United States Bankruptcy Court for the Northern District of Texas. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The table below presents the Company’s share of net loss from its investment in the real estate partnership which is included in deficit in earnings of real estate partnership, net on the Company’s consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Pillarstone OP	$—	$(1,034)	$(28)	$(1,252)

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Real estate, net	$—	$47,115
Other assets	—	6,680
Total assets(1)	—	53,795
Liabilities and equity:
Notes payable	—	14,292
Other liabilities	—	4,040
Equity	—	35,463
Total liabilities and equity(2)	—	53,795
Company’s share of equity	—	28,885
Cost of investment in excess of the Company’s share of underlying net book value	—	2,786
Carrying value of investment in real estate partnership(3)	$—	$31,671

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	01/01/2024-01/25/2024 (2)	2023

Revenues	$—	$2,152	$591	$4,155
Operating expenses	—	(3,180)	(559)	(5,212)
Other expenses	—	(208)	(56)	(414)
Net loss	$—	$(1,236)	$(24)	$(1,471)

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three and six months ended June 30, 2024 and June 30, 2023 have not been made available to us, we have estimated net loss and its components based on the information available to us at the time of this report.

(2)	The estimated net loss and its components are calculated through January 25, 2024, the redemption date.

The amortization of the basis difference between the cost of investment and the Company’s share of underlying net book value for the three months ended  June 30, 2024 and 2023 is $0 and $27,000 respectively, and for the six months ended June 30, 2024 and 2023 is $7,000 and $54,000. The Company fully amortized the difference into deficit in earnings of real estate partnership on the consolidated statements of operations and comprehensive income.

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company amortized the guarantee liability into income over seven years. For the three months ended  June 30, 2024 and 2023, the amortization of the guarantee liability was approximately $ 0 and $ 9,000, respectively. For the six months ended  June 30, 2024 and 2023, the amortization of the guarantee liability was $ 0 and $ 18,000, respectively.

Estimates regarding Pillarstone OP's guarantee.  The Company had a limited guarantee on Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas. The guarantee was a so-called “bad boy” carve-out guarantee, which is generally only applicable if and when the borrower engages in acts such as fraud, prohibited transfers, breaches of material representations, environmental matters, and bankruptcy.  The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.

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

On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed the Chapter 11 bankruptcy of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). As of the date of this filing, Whitestone has not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs.

On April 24, 2024, the lender and Pillarstone OP filed a motion with the bankruptcy court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the lender applied the $13,632,764.25 tendered to it by Whitestone REIT Operating Partnership, L.P., and the guaranty was subsequently released. The Company is pursuing collection of the DPO amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2024	December 31, 2023
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,475	17,658
$14.0 million 4.34% Note, due September 11, 2024	12,282	12,427
$14.3 million 4.34% Note, due September 11, 2024	13,121	13,257
$15.1 million 4.99% Note, due January 6, 2024	—	13,350
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	35,714	42,857
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	50,000	50,000
$2.5 million 7.79% Note, due February 28, 2025	1,817	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	85,000	96,000
Total notes payable principal	666,749	640,549
Less deferred financing costs, net of accumulated amortization	(1,082)	(377)
Total notes payable	$665,667	$640,172

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

On June 21, 2024, Whitestone REIT, operating through its subsidiaries Whitestone Strand LLC, Whitestone Las Colinas Village LLC, and Whitestone Seville, LLC (collectively, the “Borrower”), entered into a loan agreement (the “Loan Agreement”) with Nationwide Life Insurance Company (the “Lender”) for a mortgage loan in the principal amount of $56,340,000 (the “Loan”).

The Loan provides for a fixed interest rate of 6.23% per annum. Payments commence on August 1, 2024, and are due on the first day of each calendar month thereafter through July 1, 2031, with interest-only payments for the first 36 months. Monthly payments consist of principal and interest based on a 30-year amortization schedule beginning on August 1, 2027. The Loan may be prepaid in full but not in part, provided that, as conditions precedent, Borrower: (i) gives Lender not less than fifteen (15) days prior notice of Borrower’s intention to prepay the Loan; (ii) pays to Lender the prepayment premium as set forth in the Loan Agreement, if any, then due and payable to Lender; and (iii) pays to Lender all other amounts then due under the loan documents. No prepayment premium is required for prepayments in full made on or after six months prior to the maturity date.

The Loan is a non-recourse loan secured by three of the Company’s properties including their related equipment, fixtures, personal property, and other assets, and a limited carve-out guarantee by the Company’s operating partnership.

The loan documents contain customary terms and conditions, including without limitation affirmative and negative covenants such as information reporting and insurance requirements. The loan documents also contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants, and bankruptcy or other insolvency events. Upon the occurrence of an event of default, the Lender is entitled to accelerate all obligations of the Borrower. The Lender will also be entitled to receive the entire unpaid principal balance at a default rate.

The Loan proceeds will be used to pay down the Borrower’s existing floating rate indebtedness.

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
June 30, 2024
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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our then existing leverage. As of June 30, 2024, the interest rate on the 2022 Revolver was 6.88%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $115.0 million remaining availability under the 2022 Revolver. As of June 30, 2024, $400.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $115.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

As of June 30, 2024, our $179.22 million in secured debt was collateralized by seven properties with a carrying value of $270.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2024, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2024 were as follows (in thousands):

Year	Amount Due
2024 (remaining)	$44,241
2025	17,596
2026	152,143
2027	97,414
2028	282,823
Thereafter	72,532
Total	$666,749

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

June 30, 2024
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$8,264

December 31, 2023
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$2,613

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income Recognized in Earnings	Amount of Income Recognized in Earnings (1)
Three Months Ended June 30, 2024	$643	Interest expense	$1,549
Three Months Ended June 30, 2023	$7,095	Interest expense	$1,701

Six Months Ended June 30, 2024	$5,650	Interest expense	$3,248
Six Months Ended June 30, 2023	$2,508	Interest expense	$2,904

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2024 and 2023.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2024 and 2023,649,200 and 694,297 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended  June 30, 2024 and 2023, 656,411 and 694,298 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$2,626	$11,465	$12,090	$15,366
Less: Net income attributable to noncontrolling interests	(34)	(159)	(158)	(213)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2,592	$11,306	$11,932	$15,153

Denominator:
Weighted average number of common shares - basic	49,960	49,426	49,951	49,425
Effect of dilutive securities:
Unvested restricted shares	1,160	833	1,165	837
Weighted average number of common shares - dilutive	51,120	50,259	51,116	50,262

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.23	$0.24	$0.31
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.22	$0.23	$0.30

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2024 and 2023, we recognized approximately $ 111,000 and $ 125,000, respectively, in margin tax provision, and for the six months ended  June 30, 2024 and 2023, we recognized approximately $ 231,000 and $ 244,000, respectively.

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

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). For the three and six months ended June 30, 2024 and 2023, we did not sell shares under the equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2024, we owned a 98.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2024 and December 31, 2023, there were 50,592,627  and 50,182,938 OP units outstanding, respectively.  We owned 49,943,427 and 49,489,991 OP units as of June 30, 2024 and December 31, 2023, respectively. The balance of the OP units is owned by third parties, including certain members of our Board of Trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.7% and 98.6% for the three months ended June 30, 2024 and 2023, respectively, and approximately 98.7% and 98.6% for the six months ended  June 30, 2024 and 2023, respectively. During the three months ended  June 30, 2024 and 2023, 0 and 864 OP units, respectively, were redeemed for an equal number of common shares, and during the six months ended  June 30, 2024 and 2023, 43,747 and 875 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2023 and the six months ended June 30, 2024 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2024
Second Quarter	$0.1238	$6,162	$0.1238	$80	$6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.2438	$12,131	$0.2438	$160	$12,291

2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

The Compensation Committee administered the 2008 Plan and administers the 2018 Plan except, in each case, with respect to awards to non-employee trustees, for which the 2008 Plan was and the 2018 Plan is administered by the Board of Trustees. The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards. On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) that occurs on or before September 30, 2024 (the “CIC Units”) to certain of our employees. Continued employment is required through the vesting date. If a Change in Control does not occur on or before September 30, 2024, the CIC Units shall be immediately forfeited. The Company considers a Change in Control on or before September 30, 2024 to be improbable, and no expense has been recognized for the CIC Units. If a Change in Control occurs, any outstanding CIC Units would be expensed immediately on the date of the Change in Control using the grant date fair value. The grant date fair value for each CIC Unit of $13.05 was determined based on the Company’s closing share price on the grant date. As of June 30, 2024, 455,000 CIC Units remained outstanding.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

On March 4, 2024, the Compensation Committee approved the grant of an aggregate of 203,518 TSR Units and 169,065 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $15.12 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the June 30, 2024 grant date to the end of the performance period, December 31, 2026. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $12.29 and vest annually in three equal installments.

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	1,452,433	$10.12
Granted	372,583	13.84
Vested	(404,171)	6.30
Forfeited	(15,311)	10.18
Non-vested at June 30, 2024	1,405,534	12.20
Available for grant at June 30, 2024	764,479

A summary of our non-vested and vested shares activity for the six months ended June 30, 2024 and years ended December 31, 2023 and 2022 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2024	372,583	$13.84	(404,171)	$2,546
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841
Year Ended December 31, 2022	360,334	$11.61	(519,003)	$3,442

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Total compensation recognized in earnings for share-based payments was $888,000 and $800,000 for the three months ended June 30, 2024 and 2023, respectively, and $1,824,000 and $1,629,000 for the six months ended  June 30, 2024 and 2023, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards, exclusive of 455,000 CIC Units, to vest over the next 36 months. As of June 30, 2024, there was approximately $4.8 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 30 months, and approximately $3.9 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on July 1, 2024.

We expect to record approximately $4.5 million in non-cash share-based compensation expense in 2024 and $6.3 million subsequent to 2024. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 27 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of June 30, 2024, the TSR Peer Group Ranking called for attainment of 200%, 200%, and 200% for the shares issued in 2022, 2023, and 2024, respectively. The dilutive impact of the CIC Units is based on the probability of a Change in Control. Because the Company considers a Change in Control on or before September 30, 2024 to be improbable, no CIC Units are included in the Company’s dilutive shares.

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

15. REAL ESTATE

Property Acquisitions.

On   April 5, 2024, we acquired Scottsdale Commons, a property that meets our Community Centered Property® strategy, for $22.2 million in cash and net prorations. Scottsdale Commons, a 69,482 square foot property, was 96.6% leased at the time of purchase and is located in Scottsdale, Arizona. The funding for this acquisition was provided by the Company's credit facility.

On   April 1, 2024, we acquired Anderson Arbor Pad, a development parcel that meets our Community Centered Property® strategy, for $0.9 million in cash and net prorations. Anderson Arbor Pad is located in Austin, Texas.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

16.  RELATED PARTY TRANSACTIONS

Former Executives, Trustee, and Their Ownership Interests in Pillarstone REIT. Prior to his employment termination on January 18, 2022, Mr. James C. Mastandrea, the former Chairman and Chief Executive Officer of Whitestone REIT, also served as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 66.7% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). He resigned as a member of the Board of Whitestone REIT on April 18, 2022. Prior to his employment termination on February 9, 2022, Mr. John J. Dee, the Company’s former Chief Operating Officer and Corporate Secretary, also served as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 20.0% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, until expiration of his term on May 12, 2023, also served as a Trustee of Pillarstone REIT.

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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2024	2023	2024	2023
Rent	Operating and maintenance	$—	$—	$—	$(15)
Property management fee income	Management, transaction, and other fees	$—	$—	$—	$—

17.  COMMITMENTS AND CONTINGENCIES

Guarantor for Pillarstone OP’s Loan

The Company had a limited guarantee on Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023.  The guarantee was a so-called "bad boy" carve-out guarantee, which is generally only applicable if and when the borrower engages in acts such as fraud, prohibited transfers, breaches of material representations, environmental matters, and bankruptcy.  The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.  The loan was also secured by the Uptown Tower property.  On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

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

On April 24, 2024, the lender and Pillarstone OP filed a motion with the bankruptcy court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the lender applied the $13,632,764.25 tendered to it by Whitestone REIT Operating Partnership, L.P., and the guaranty was subsequently released. The Company is pursuing collection of the DPO amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP.

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

On December 6, 2023, the 215th District Court of Harris County granted summary judgement and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and officers. The dismissal is subject to appeal. A trial to adjudicate the Company’s counter-claims against Mr. Mastandrea for breach of fiduciary duty, theft, and conversion of company property remains.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

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

Forward-Looking Statements

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

As of June 30, 2024, we wholly owned 57 commercial properties consisting of:

Consolidated Operating Portfolio

•

51 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 5.1 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $995.6 million; and

Redevelopment, New Acquisitions Portfolio

•	six parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $22.7 million.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of June 30, 2024, we had an aggregate of 1,465 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.1% of our annualized rental revenues for the six months ended June 30, 2024.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 147 new and renewal leases during the six months ended June 30, 2024, totaling 503,417 square feet and approximately $55.3 million in total lease value.  This compares to 136 new and renewal leases totaling 367,391 square feet and approximately $41.8 million in total lease value during the same period in 2023.

We employed 76 full-time employees as of June 30, 2024, including one on leave. As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of June 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

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

Rising Interest Rates

As of June 30, 2024, $85.0 million, or approximately 13% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.60% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.9 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $37.6 million and $36.5 million for the three months ended June 30, 2024 and 2023, respectively, and $74.8 million and $72.3 million for the six months ended June 30, 2024 and 2023, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the conversion of18 tenants to cash basis revenue was an increase to rental revenue for straight-line rent reserve adjustment of $0.008 million and a decrease to rental revenue for bad debt adjustment of  $0.2 million for the three months ending June 30, 2024, and a decrease to rental revenue for straight-line rent reserve of $0.02 million and a decrease to rental revenue for bad debt of $0.4 million for the six months ended June 30, 2024. The three months ended June 30, 2023 included 18 cash basis tenants, resulting in a increase to rental revenue for straight-line rent adjustment of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.1 million, respectively, and the six months ended June 30, 2023 included 18 cash basis tenants, resulting in decreases to rental revenue for straight-line rent adjustments $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.3 million, respectively.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2024, approximately23% of our GLA was subject to leases that expire prior to December 31, 2025.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 68% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On  April 5, 2024, we acquired Scottsdale Commons, a property that meets our Community Centered Property® strategy, for $22.2 million in cash and net prorations. Scottsdale Commons, a 69,482 square foot property, was 96.6% leased at the time of purchase and is located in Scottsdale, Arizona. The funding for this acquisition was provided by the Company's credit facility.

On  April 1, 2024, we acquired Anderson Arbor Pad, a development parcel that meets our Community Centered Property® strategy, for $0.9 million in cash and net prorations. Anderson Arbor Pad is located in Austin, Texas.

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

Leasing Activity

As of June 30, 2024, we owned 57 properties with 5,055,050 square feet of GLA and, as of June 30, 2024 and June 30, 2023, our occupancy rate for all properties was approximately 94% and 93%, respectively. The following is a summary of the Company’s leasing activity for the six months ended June 30, 2024:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	91	364,666	4.2	$0.78	$19.95	$18.80	14.4%
New Leases	23	52,840	5.3	19.46	32.58	27.40	30.4%
Total	114	417,506	4.3	$3.14	$21.55	$19.89	17.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	93	370,309	4.2	$0.78	$19.93
New Leases	54	133,108	6.8	19.91	24.43
Total	147	503,417	4.9	$5.84	$21.12

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Except the new accounting policies associated with the Pillarstone OP redemption, there have been no significant changes to policies during the six months ended June 30, 2024. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table provides a general comparison of our results of operations and other metrics for the three months ended June 30, 2024 and 2023 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended June 30,
	2024	2023
Number of properties owned and operated	57	56
Aggregate GLA (sq. ft.)(1)	5,055,050	5,036,645
Ending occupancy rate - operating portfolio (1)	93%	93%
Ending occupancy rate	93%	93%

Total revenues	$37,647	$36,460
Total operating expenses	26,000	25,201
Total other expense (income)	8,931	(1,365)
Income before equity investment in real estate partnership and income tax	2,716	12,624
Deficit in earnings of real estate partnership	—	(1,034)
Provision for income tax	(90)	(125)
Net income	2,626	11,465
Less: Net income attributable to noncontrolling interests	34	159
Net income attributable to Whitestone REIT	$2,592	$11,306

Funds from operations(2)	$11,270	$10,579
Property net operating income(3)	26,720	25,462
Distributions paid on common shares and OP units	6,242	5,996
Distributions per common share and OP unit	$0.1238	$0.1200
Distributions paid as a percentage of funds from operations	55%	57%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2024 to the three months ended June 30, 2023, Same Store includes properties owned during the entire period from April 1, 2023 to June 30, 2024. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Revenue	2024	2023	Change	% Change
Same Store
Rental revenues (1)	$25,907	$25,392	$515	2%
Recoveries	9,582	9,622	(40)	(0)%
Bad debt (2)	(76)	(138)	62	(45)%
Total rental	35,413	34,876	537	2%
Other revenues	168	217	(49)	(23)%
Same Store Total	35,581	35,093	488	1%

Non-Same Store
Rental revenues (3)	1,465	1,127	338	30%
Recoveries (3)	612	333	279	84%
Bad debt (3)	(10)	(95)	85	(89)%
Total rental	2,067	1,365	702	51%
Other revenues (3)	(1)	2	(3)	(150)%
Non-Same Store Total	2,066	1,367	699	51%

Total revenue	$37,647	$36,460	$1,187	3%

(1)

The Same Store rental revenues increase of $515,000 resulted from an increase of $87,000 from higher average leased square feet from 4,475,858 to 4,491,178, and an increase of $428,000 from higher average rent per leased square foot from $22.69 to $23.07. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of an increase of $8,000 and $100,000 for the three months ended June 30, 2024 and 2023, respectively.

(2)	During the three months ended June 30, 2024 and 2023, Same Store bad debt includes an adjustment of $176,000 and $100,000, respectively, from cash basis accounting.

(3)

Non-Same Store rental revenue includes Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), and Arcadia Towne Center (acquired on June 12, 2023).

Operating expenses. The primary components of operating expenses for the three months ended June 30, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Operating Expenses	2024	2023	Change	% Change
Same Store
Operating and maintenance	$6,680	$6,563	$117	2%
Real estate taxes (1)	3,762	4,566	(804)	(18)%
Same Store total	10,442	11,129	(687)	(6)%

Non-Same Store
Operating and maintenance (2)	335	336	(1)	(0)%
Real estate taxes (2)	150	201	(51)	(25)%
Non-Same Store total	485	537	(52)	(10)%
Depreciation and amortization	8,521	8,360	161	2%
General and administrative (3)	6,552	5,175	1,377	27%
Total operating expenses	$26,000	$25,201	$799	3%

(1)

Same Store real estate taxes decrease is primarily from $720,000 of real estate property tax reduction from successful property tax protests.  Most of the real estate tax reduction is passed back to our tenants, having a minimal impact on net operating income.

(2)

Non-Same Store rental expenses includes Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), and Arcadia Towne Center (acquired on June 12, 2023).

(3)

The general and administrative expense increase is attributable to proxy solicitation fees of $1,319,000, increased payroll cost of $180,000, increased professional fees of $163,000, and increased other costs of $111,000, offset by decreased legal fees of $396,000.

Other expenses (income). The primary components of other expenses (income) for the three months ended June 30, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Other Expenses (Income)	2024	2023	Change	% Change

Interest expense (1)	$8,788	$8,260	$528	6%
(Gain) loss on sale of properties (2)	75	(9,621)	9,696	N/A
Loss on disposal of assets	72	14	58	414%
Interest, dividend and other investment income	(4)	(18)	14	(78)%
Total other expenses (Income)	$8,931	$(1,365)	$10,296	(754)%

(1)	The $528,000 increase in interest expense is attributable to higher interest rates, which led to an increase in our effective interest rate to 5.2% for the three months ended June 30, 2024 as compared to 4.99% for the three month ended June 30, 2023, resulting in a $340,000 increase in interest expense and an increase in our average outstanding notes payable balance of $15,108,000, resulting in a $188,000 increase in interest expense.

(2)

On June 30, 2023, we completed the sale of Sunridge, located in Houston, Texas, for $6.7 million. We recorded a gain on sale of $5.0 million.

On June 30, 2023, we completed the sale of Westchase, located in Houston, Texas, for $7.8 million. We recorded a gain on sale of $4.6 million.

Deficit in earnings of real estate partnership. As of June 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the three months ended June 30, 2023 our estimated deficit in earnings from the real estate partnership was $ 1,034,000. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Same Store (48 properties, excluding development land)
Property revenues
Rental	$35,413	$34,876	$537	2%
Management, transaction and other fees	168	217	(49)	(23)%
Total property revenues	35,581	35,093	488	1%

Property expenses
Property operation and maintenance	6,680	6,563	117	2%
Real estate taxes	3,762	4,566	(804)	(18)%
Total property expenses	10,442	11,129	(687)	(6)%

Total property revenues less total property expenses	25,139	23,964	1,175	5%

Same Store straight-line rent adjustments	(821)	(1,038)	217	(21)%
Same Store amortization of above/below market rents	(190)	(203)	13	(6)%
Same Store lease termination fees	(1)	(87)	86	(99)%

Same Store NOI(1)	$24,127	$22,636	$1,491	7%

(1)	See below for a reconciliation of property net operating income to net income.

	Three Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2024	2023
Net income attributable to Whitestone REIT	$2,592	$11,306
General and administrative expenses	6,552	5,175
Depreciation and amortization	8,521	8,360
Deficit in earnings of real estate partnership(1)	—	1,034
Interest expense	8,788	8,260
Interest, dividend and other investment income	(4)	(18)
Provision for income taxes	90	125
(Gain) loss on sale of properties	75	(9,621)
Loss on disposal of assets	72	14
NOI of real estate partnership (pro rata)(1)	—	668
Net income attributable to noncontrolling interests	34	159
NOI	$26,720	$25,462
Non-Same Store NOI (2)	(1,581)	(830)
NOI of real estate partnership (pro rata)(1)	—	(668)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	25,139	23,964
Same Store straight-line rent adjustments	(821)	(1,038)
Same Store amortization of above/below market rents	(190)	(203)
Same Store lease termination fees	(1)	(87)
Same Store NOI (3)	$24,127	$22,636

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three months ended June 30, 2023 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. As of June 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended June 30, 2024 to the three months ended June 30, 2023, Non-Same Store includes properties acquired between April 1, 2023 and June 30, 2024 and properties sold between April 1, 2023 and June 30, 2024, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended June 30, 2024 to the three months ended June 30, 2023, Same Store includes properties owned before April 1, 2023 and not sold before June 30, 2024. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table provides a general comparison of our results of operations and other metrics for the six months ended June 30, 2024 and 2023 (dollars in thousands, except per share and per OP unit amounts):

	Six Months Ended June 30,
	2024	2023
Number of properties owned and operated	57	56
Aggregate GLA (sq. ft.)(1)	5,055,050	5,036,645
Ending occupancy rate - operating portfolio (1)	93%	93%
Ending occupancy rate	93%	93%

Total revenues	$74,811	$72,311
Total operating expenses	51,567	48,925
Total other expense	10,917	6,524
Income before equity investment in real estate partnership and income tax	12,327	16,862
Deficit in earnings of real estate partnership	(28)	(1,252)
Provision for income tax	(209)	(244)
Net income	12,090	15,366
Less: Net income attributable to noncontrolling interests	158	213
Net income attributable to Whitestone REIT	$11,932	$15,153

Funds from operations (2)	$23,088	$22,694
Property net operating income (3)	53,480	51,083
Distributions paid on common shares and OP units	12,291	11,992
Distributions per common share and OP unit	$0.2438	$0.2400
Distributions paid as a percentage of funds from operations	53%	53%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2024 to the six months ended June 30, 2023, Same Store includes properties owned during the entire period from January 1, 2023 to June 30, 2024. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Revenue	2024	2023	Change	% Change
Same Store
Rental revenues (1)	$51,588	$50,217	$1,371	3%
Recoveries (2)	19,746	19,156	590	3%
Bad debt (3)	(654)	(462)	(192)	42%
Total rental	70,680	68,911	1,769	3%
Other revenues	590	566	24	4%
Same Store Total	71,270	69,477	1,793	3%

Non-Same Store
Rental revenues (4)	2,648	2,042	606	30%
Recoveries (4)	925	880	45	5%
Bad debt (4)	(32)	(95)	63	(66)%
Total rental	3,541	2,827	714	25%
Other revenues (4)	—	7	(7)	(100)%
Non-Same Store Total	3,541	2,834	707	25%

Total revenue	$74,811	$72,311	$2,500	3%

(1)

The Same Store rental revenues increase of $1,371,000 resulted from an increase of $65,000 from higher average leased square feet from 4,498,371 to 4,504,060, and an increase of $1,306,000 from higher average rent per leased square foot from $22.33 to $22.91. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of a decrease of $20,000 and $200,000 for the six months ended June 30, 2024 and 2023, respectively.

(2)

The Same Store recoveries revenue increase of $590,000 is primarily attributable to increases in operating expenses. Our recovery revenue from tenants generally increases as the related operating and maintenance and real estate tax expenses increase.

(3)	During the six months ended June 30, 2024 and 2023, Same Store bad debt includes an adjustment of $353,000 and $300,000, respectively, from cash basis accounting.

(4)

Non-Same Store rental revenue includes Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), and Arcadia Towne Center (acquired on June 12, 2023).

Operating expenses. The primary components of operating expenses for the six months ended June 30, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Operating Expenses	2024	2023	Change	% Change
Same Store
Operating and maintenance (1)	$12,822	$12,310	$512	4%
Real estate taxes (2)	7,895	9,119	(1,224)	(13)%
Same Store total	20,717	21,429	(712)	(3)%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	542	660	(118)	(18)%
Real estate taxes (3)	255	356	(101)	(28)%
Affiliated company rents (4)	—	15	(15)	(100)%
Non-Same Store and affiliated company rents total	797	1,031	(234)	(23)%
Depreciation and amortization (3)	17,321	16,206	1,115	7%
General and administrative (5)	12,732	10,259	2,473	24%
Total operating expenses	$51,567	$48,925	$2,642	5%

(1)

The $512,000 Same Store operating and maintenance cost increase includes $322,000 in increased contract services cost, $217,000 in increased insurance costs, $168,000 in increased labor costs, and $155,000 in increased association fees, offset by $350,000 in decreased repair costs.

(2)

Same Store real estate taxes decrease is primarily from $957,000 of real estate property tax reduction from successful property tax protests. Most of the real estate tax reduction is passed back to our tenants, having a minimal impact on net operating income.

(3)

Non-Same Store rental expenses includes Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), and Arcadia Towne Center (acquired on June 12, 2023).

(4)	Affiliated company rents are spaces that we leased from Pillarstone OP.

(5)

The general and administrative expense increase is attributable to proxy solicitation fees of $1,757,000, increased payroll costs of $820,000, increased share-based compensation of $143,000, increased professional fees of $130,000, and increased other costs of $85,000, offset by decreased legal fees of $462,000.

Other expenses. The primary components of other expenses for the six months ended June 30, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Other Expenses	2024	2023	Change	% Change

Interest expense (1)	$17,307	$16,163	$1,144	7%
Gain on sale of properties, net (2)	(6,450)	$(9,621)	3,171	N/A
Loss on disposal of assets, net	72	$20	52	260%
Interest, dividend and other investment income	(12)	(38)	26	(68)%
Total other expenses	$10,917	$6,524	$4,393	67%

(1)	The $1,144,000 increase in interest expense is attributable to higher interest rates, which led to an increase in our effective interest rate to 5.16% for the six months ended June 30, 2024 as compared to 4.92% for the six month ended June 30, 2023, resulting in a $787,000 increase in interest expense and an increase in our average outstanding notes payable balance of $14,987,000, resulting in a $357,000 increase in interest expense.

(2)	On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for an aggregate $26.5 million. We recorded a gain on sale of $6.6 million.

On June 30, 2023, we completed the sale of Sunridge, located in Houston, Texas, for $6.7 million. We recorded a gain on sale of $5.0 million.

On June 30, 2023, we completed the sale of Westchase, located in Houston, Texas, for $7.8 million. We recorded a gain on sale of $4.6 million.

Deficit in earnings of real estate partnership. As of June 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the six months ended June 30, 2024, our estimated deficit in earnings from the real estate partnership, which was generated through our 81.4% ownership of Pillarstone OP up to the redemption date, amounted to $28,000. For the six months ended June 30, 2023 our estimated deficit in earnings from the real estate partnership was $1,252,000. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Six Months Ended June 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Same Store (48 properties, excluding development land)
Property revenues
Rental	$70,680	$68,911	$1,769	3%
Management, transaction and other fees	590	566	24	4%
Total property revenues	71,270	69,477	1,793	3%

Property expenses
Property operation and maintenance	12,822	12,310	512	4%
Real estate taxes	7,895	9,119	(1,224)	(13)%
Total property expenses	20,717	21,429	(712)	(3)%

Total property revenues less total property expenses	50,553	48,048	2,505	5%

Same Store straight-line rent adjustments	(1,903)	(1,558)	(345)	22%
Same Store amortization of above/below market rents	(399)	(413)	14	(3)%
Same Store lease termination fees	(269)	(301)	32	(11)%

Same Store NOI(1)	$47,982	$45,776	$2,206	5%

(1)	See below for a reconciliation of property net operating income to net income.

	Six Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2024	2023
Net income attributable to Whitestone REIT	$11,932	$15,153
General and administrative expenses	12,732	10,259
Depreciation and amortization	17,321	16,206
Deficit in earnings of real estate partnership (1)	28	1,252
Interest expense	17,307	16,163
Interest, dividend and other investment income	(12)	(38)
Provision for income taxes	209	244
Gain on sale of properties, net	(6,450)	(9,621)
Management fee, net of related expenses	—	16
Loss on disposal of assets, net	72	20
NOI of real estate partnership (pro rata) (1)	183	1,216
Net income attributable to noncontrolling interests	158	213
NOI	$53,480	$51,083
Non-Same Store NOI (2)	(2,744)	(1,819)
NOI of real estate partnership (pro rata)(1)	(183)	(1,216)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	50,553	48,048
Same Store straight-line rent adjustments	(1,903)	(1,558)
Same Store amortization of above/below market rents	(399)	(413)
Same Store lease termination fees	(269)	(301)
Same Store NOI (3)	$47,982	$45,776

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the six months ended June 30, 2024 and 2023 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. As of June 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended June 30, 2024 to the three months ended June 30, 2023, Non-Same Store includes properties acquired between January 1, 2023 and June 30, 2024 and properties sold between January 1, 2023 and June 30, 2024, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended June 30, 2024 to the three months ended June 30, 2023, Same Store includes properties owned before January 1, 2023 and not sold before June 30, 2024. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and Core FFO, along with the reconciliations to net income, which we believe are the most comparable U.S. GAAP financial measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO (NAREIT) AND CORE FFO	2024	2023	2024	2023
Net income attributable to Whitestone REIT	$2,592	$11,306	$11,932	$15,153
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	8,497	8,318	17,265	16,123
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	—	403	111	806
Loss on disposal of assets	72	14	72	20
(Gain) loss on sale of properties	75	(9,621)	(6,450)	(9,621)
Net income attributable to noncontrolling interests	34	159	158	213
FFO (NAREIT)	$11,270	$10,579	$23,088	$22,694
Adjustments to reconcile to Core FFO:
Proxy contest costs	1,319	—	1,757	—
Core FFO	$12,589	$10,579	$24,845	$22,694

(1)

Includes pro-rata share attributable to real estate partnership for the three and six months ended June 30, 2023 and for the six months ended June 30, 2024, through January 25, 2024, the redemption date.

(2)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three and six months ended June 30, 2024 and 2023 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report. As of June 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

Property Net Operating Income (“NOI”)

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, deficit in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, (gain) loss on sale of properties, management fee, net of related expenses, loss on disposal of assets, and includes NOI of real estate partnership (pro rata) and net income attributable to noncontrolling interest, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect the level of capital expenditure and leasing costs necessary to maintain the operating performance of our properties, including general and administrative expenses, depreciation and amortization, equity or deficit in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, (gain) loss on sale of properties, management fee, net of related expenses, and loss on disposal of assets.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2024	2023	2024	2023
Net income attributable to Whitestone REIT	$2,592	$11,306	$11,932	$15,153
General and administrative expenses	6,552	5,175	12,732	10,259
Depreciation and amortization	8,521	8,360	17,321	16,206
Deficit in earnings of real estate partnership	—	1,034	28	1,252
Interest expense	8,788	8,260	17,307	16,163
Interest, dividend and other investment income	(4)	(18)	(12)	(38)
Provision for income taxes	90	125	209	244
(Gain) loss on sale of properties	75	(9,621)	(6,450)	(9,621)
Management fee, net of related expenses	—	—	—	16
Loss on disposal of assets, net	72	14	72	20
NOI of real estate partnership (pro rata) (1)	—	668	183	1,216
Net income attributable to noncontrolling interests	34	159	158	213
NOI	$26,720	$25,462	$53,480	$51,083

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three and six months ended June 30, 2024 and 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. As of June 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. Please refer to Note 6 for the full disclosure.

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

During the six months ended June 30, 2024, our cash provided by operating activities was $23,782,000 and our total distributions were $12,291,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $11,491,000. We anticipate that cash flows from operating activities and our borrowing capacity under our 2022 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures, acquisitions and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes. The funding for Scottsdale Commons acquisition was provided by the Company's credit facility.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On March 5, 2024, the Company announced an increase to its quarterly distribution to $0.12375 per common share and OP unit, equal to a monthly distribution of $0.04125, beginning with the April 2024 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of June 30, 2024, subject to any potential future paydowns in the borrowing base, we have $115.0 million remaining availability under the 2022 Revolver.

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

On September 9, 2022, we entered into eleven equity distribution agreements for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-264881). Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements. For the three and six months ended June 30, 2024 and 2023, we did not sell shares under the 2022 equity distribution agreements.

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

As discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7 (Debt)) to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. The note was paid off in January 2024. As of June 30, 2024, we had no restricted cash.

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $3,231,000 as of June 30, 2024, as compared to $4,640,000 on December 31, 2023.  Sources and uses of cash during the six months ended June 30, 2024 and 2023 were as follows:

Sources of Cash

•	Proceeds from notes payable of $56,340,000 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023;

•	Proceeds from sale of properties of $25,661,000 for the six months ended June 30, 2024, compared to $13,447,000 for the six months ended June 30, 2023;

•	Cash flow from operations of $23,782,000 for the six months ended June 30, 2024, compared to $21,711,000 for the six months ended June 30, 2023;

Uses of Cash

•	Acquisition of real estate of $50,136,000 for the six months ended June 30, 2024, compared to $25,455,000 for the six months ended June 30, 2023;

•	Payments of notes payable of $21,777,000 for the six months ended June 30, 2024, compared to $26,504,000 for the six months ended June 30, 2023;

•	Payment of distributions to common shareholders and OP unit holders of $12,291,000 for the six months ended June 30, 2024, compared to $11,992,000 for the six months ended June 30, 2023;

•	Net payment of credit facility of $11,000,000 for the six months ended June 30, 2024, compared to proceeds from of the credit facility of $48,000,000 for the six months ended June 30, 2023;

•	Additions to real estate of $8,548,000 for the six months ended June 30, 2024, compared to $8,771,000 for the six months ended June 30, 2023;

•

Repurchase of common shares from employees to satisfy tax withholding obligations upon vesting of equity awards of $2,641,000 for the six months ended June 30, 2024, compared to $289,000 for the six months ended June 30, 2023;

•	Payment of loan origination costs of $789,000, compared to $0 for the six months ended June 30, 2023 and;

•	Payment of finance lease liability of $10,000 six months ended June 30, 2024, compared to $6,000 for the six months ended June 30, 2023.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2024	December 31, 2023
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,475	17,658
$14.0 million 4.34% Note, due September 11, 2024	12,282	12,427
$14.3 million 4.34% Note, due September 11, 2024	13,121	13,257
$15.1 million 4.99% Note, due January 6, 2024	—	13,350
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	35,714	42,857
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	50,000	50,000
$2.5 million 7.79% Note, due February 28, 2025	1,817	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	85,000	96,000
Total notes payable principal	666,749	640,549
Less deferred financing costs, net of accumulated amortization	(1,082)	(377)
Total notes payable	$665,667	$640,172

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

Scheduled maturities of our outstanding debt as of June 30, 2024 were as follows (in thousands):

Year	Amount Due
2024 (remaining)	$44,241
2025	17,596
2026	152,143
2027	97,414
2028	282,823
Thereafter	72,532
Total	$666,749

On June 21, 2024, Whitestone REIT, operating through its subsidiaries Whitestone Strand LLC, Whitestone Las Colinas Village LLC, and Whitestone Seville, LLC (collectively, the “Borrower”), entered into a loan agreement (the “Loan Agreement”) with Nationwide Life Insurance Company (the “Lender”) for a mortgage loan in the principal amount of $56,340,000 (the “Loan”).

The Loan provides for a fixed interest rate of 6.23% per annum. Payments commence on August 1, 2024, and are due on the first day of each calendar month thereafter through July 1, 2031, with interest-only payments for the first 36 months. Monthly payments consist of principal and interest based on a 30-year amortization schedule beginning on August 1, 2027. The Loan may be prepaid in full but not in part, provided that, as conditions precedent, Borrower: (i) gives Lender not less than fifteen (15) days prior notice of Borrower’s intention to prepay the Loan; (ii) pays to Lender the prepayment premium as set forth in the Loan Agreement, if any, then due and payable to Lender; and (iii) pays to Lender all other amounts then due under the loan documents. No prepayment premium is required for prepayments in full made on or after six months prior to the maturity date.

The Loan is a non-recourse loan secured by three of the Company’s properties including their related equipment, fixtures, personal property, and other assets, and a limited carve-out guarantee by the Company’s operating partnership.

The loan documents contain customary terms and conditions, including without limitation affirmative and negative covenants such as information reporting and insurance requirements. The loan documents also contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants, and bankruptcy or other insolvency events. Upon the occurrence of an event of default, the Lender is entitled to accelerate all obligations of the Borrower. The Lender will also be entitled to receive the entire unpaid principal balance at a default rate.

The Loan proceeds will be used to pay down the Borrower’s existing floating rate indebtedness.

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

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term SOFR plus an applicable margin based upon our then existing leverage. As of June 30, 2024, the interest rate on the 2022 Revolver was 6.88%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.60% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $115.0 million remaining availability under the 2022 Revolver. As of June 30, 2024, $400.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $115.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

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

As of June 30, 2024, our $179.22 million in secured debt was collateralized by seven properties with a carrying value of $270.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2024, we were in compliance with all loan covenants.

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

The following is a summary of the Company's capital expenditures for the three and six month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capital expenditures:
Tenant improvements and allowances	$3,007	$1,992	$6,274	$3,455
Developments / redevelopments	738	1,342	2,209	1,885
Leasing commissions and costs	726	651	1,480	1,065
Maintenance capital expenditures	1,429	1,908	1,694	3,431
Total capital expenditures (1)	$5,900	$5,893	$11,657	$9,836

(1)	Total capital expenditures include the non cash accrued capital expenditures line item as reported in the consolidated statements of cash flows.

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

During the six months ended June 30, 2024, we paid distributions to our common shareholders and OP unit holders of $12.3 million, compared to $12.0 million in the six months ended June 30, 2023.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2023 and the six months ended June 30, 2024 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2024
Second Quarter	$0.1238	$6,162	$0.1238	$80	$6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.2438	$12,131	$0.2438	$160	$12,291

2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

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

Off-Balance Sheet Arrangements

Guarantees. We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for information related to our former guarantee of the real estate partnership’s debt, which is no longer in effect.

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

Fixed Interest Rate

As of June 30, 2024, $581.7 million, or approximately 87% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2024 of approximately 4.85% per annum with scheduled maturities ranging from 2024 to 2031. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $15.5 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2024, $85.0 million, or approximately 13% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.9 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Guarantor for Pillarstone OP’s Loan

The Company had a limited guarantee on Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023.  The guarantee was a so-called "bad boy" carve-out guarantee, which is generally only applicable if and when the borrower engages in acts such as fraud, prohibited transfers, breaches of material representations, environmental matters, and bankruptcy.  The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.  The loan was also secured by the Uptown Tower property.  On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

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

On April 24, 2024, the lender and Pillarstone OP filed a motion with the bankruptcy court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the lender applied the $13,632,764.25 tendered to it by Whitestone REIT Operating Partnership, L.P., and the guaranty was subsequently released. The Company is pursuing collection of the DPO amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP.

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

On December 6, 2023, the 215th District Court of Harris County granted summary judgement and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and officers. The dismissal is subject to appeal. A trial to adjudicate the Company’s counter-claims against Mr. Mastandrea for breach of fiduciary duty, theft, and conversion of company property remains.

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

As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 other than the following.

Risk associated with the Kroger acquisition of Albertsons.

On October 14, 2022, Kroger Co. (“Kroger”) announced its intention to acquire Albertsons Companies, Inc. (“Albertsons”). In connection with obtaining the regulatory clearance necessary to close the transaction, C&S Wholesale Grocers has entered into a definitive agreement to purchase 579 stores. As of June 30, 2024, the Company had 3 grocery stores owned by Albertsons as the Company's tenants, and 2 grocery stores in shadow space adjacent to Company properties. If the acquisition is approved by regulating authorities, any of the Albertsons' stores currently leasing from Whitestone REIT could be purchased by C&S Wholesale Grocers, and such assignment could potentially result in adverse changes to the traffic and profitability of the shopping center in which it is located.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)

During the three months ended June 30, 2024, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	N/A	N/A
May 1, 2024 - May 31, 2024	—	—	N/A	N/A
June 1, 2024 - June 30, 2024	90,115	13.31	N/A	N/A
Total	90,115	$13.31

(1)

The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Amendment No. 2 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2022)

10.1

Loan Agreement dated June 21, 2024, by and among Whitestone Strand LLC, Whitestone Las Colinas Village LLC, Whitestone Seville LLC, and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.1 on Form 8-K, filled June 27, 2024).

10.2

Fixed Rate Promissory Note by Whitestone Strand LLC, Whitestone Las Colinas Village LLC, Whitestone Seville LLC to Nationwide Life Insurance Company, dated June 21, 2024 (incorporated by reference to Exhibit 10.2 on Form 8-K, filed June 27, 2024).

10.3	Carveout Guaranty by Whitestone REIT Operating Partnership, L.P. to Nationwide Life Insurance Company, dated June 21, 2024 (incorporated by reference to Exhibit 10.3 on Form 8-K, filed June 27, 2024).

10.4	Form of Restricted Common Share Unit Award Agreement (time-based)

10.5	Form of Restricted Common Share Unit Award Agreement (performance-based)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information of the Registrant for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2024 and 2023 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three and six month periods ended June 30, 2024 and 2023 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and in Exhibit 101.

________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	August 1, 2024	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2024	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)